Form 10-Q
period 2015-06-30
DORIAN LPG LTD.
filed 2015-08-05
CIK 1596993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________   to __________
 Commission File Number: 001-36437

Dorian LPG Ltd.
(Exact name of registrant as specified in its charter)

Marshall Islands	66-0818228
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
27 Signal Road, Stamford, CT	06902
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (203) 674-9900
Former name, former address and former fiscal year, if changed since last report: Not Applicable

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of August 3, 2015, there were 58,057,493 shares of the registrant's Common Stock outstanding.

FORWARD‑LOOKING STATEMENTS
This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including analyses and other information based on forecasts of future results and estimates of amounts not yet determinable and statements relating to our future prospects, developments and business strategies. Forward-looking statements are generally identified by their use of terms and phrases such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "will" and similar terms and phrases, including references to assumptions. Forward-looking statements involve risks and uncertainties that may cause actual future activities and results of operations to be materially different from those suggested or described in this quarterly report.
These risks include the risks that are identified in the "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2015, and also include, among others, risks associated with the following:
•	future operating or financial results;
•	our limited operating history;
•	pending or recent acquisitions, business strategy and expected capital spending or operating expenses;
•	worldwide production of oil and natural gas, including production from U.S. shale fields;
•	completion of infrastructure projects to support marine transportation of liquefied petroleum gas, or LPG, including export terminals and pipelines;
•	competition in the marine transportation industry;
•	oversupply of LPG vessels comparable to ours;
•	supply and demand for LPG, which is affected by the production levels and price of oil, refined petroleum products and natural gas;
•	global and regional economic and political conditions;
•	shipping market trends, including charter rates, factors affecting supply and demand and world fleet composition;
•	ability to employ our vessels profitably;
•	our limited number of assets and small number of customers;
•	performance by the counterparties to our charter agreements;
•	termination of our customer contracts;
•	delays and cost overruns in vessel construction projects;
•	our ability to incur additional indebtedness under and compliance with restrictions and covenants in our debt agreements;
•	our need for cash to meet our debt service obligations and to pay installments in connection with our newbuilding vessels;
•	our levels of operating and maintenance costs;
•	our dependence on key personnel;

•	availability of skilled workers and the related labor costs;
•	compliance with governmental, tax, environmental and safety regulation;
•	changes in tax laws, treaties or regulations;
•	any non compliance with the U.S. Foreign Corrupt Practices Act of 1977 ("the FCPA"), the U.K. Bribery Act 2010, or other applicable regulations relating to bribery;
•	general economic conditions and conditions in the oil and natural gas industry;
•	effects of new products and new technology in our industry;
•	operating hazards in the maritime transportation industry;
•	adequacy of insurance coverage in the event of a catastrophic event;
•	the volatility of the price of our common shares;
•	our incorporation under the laws of the Republic of the Marshall Islands and the limited rights to relief that may be available compared to other countries, including the United States;
•	our financial condition and liquidity, including our ability to obtain financing in the future to fund capital expenditures, acquisitions and other general corporate activities, the terms of such financing and our ability to comply with covenants set forth in our existing and future financing arrangements; and
•	expectations regarding vessel acquisitions.
Actual results could differ materially from expectations expressed in the forward-looking statements if one or more of the underlying assumptions or expectations proves to be inaccurate or is not realized. You should thoroughly read this quarterly report with the understanding that our actual future results may be materially different from and worse than what we expect. Other sections of this quarterly report include additional factors that could adversely impact our business and financial performance. Moreover, we operate in an evolving environment. New risk factors and uncertainties emerge from time to time and it is not possible for our management to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We qualify all of the forward-looking statements by these cautionary statements.
These forward-looking statements are made only as of the date of this quarterly report, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
As used in this quarterly report and unless otherwise indicated, references to "Dorian," the "Company," "we," "our," "us," or similar terms refer to Dorian LPG Ltd. and its subsidiaries.

Dorian LPG Ltd.
TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
	Unaudited Condensed Consolidated Balance Sheets as of June 30, 2015 and March 31, 2015	1
	Unaudited Condensed Consolidated Statements of Operations for the three months ended June 30, 2015 and June 30, 2014	2
	Unaudited Condensed Consolidated Statements of Shareholders' Equity for the three months ended June 30, 2015 and June 30, 2014	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2015 and June 30, 2014	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	21
ITEM 4.	CONTROLS AND PROCEDURES	21

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	22
ITEM 1A.	RISK FACTORS	22
ITEM 6.	EXHIBITS	22
	SIGNATURES	23
	EXHIBIT INDEX	24

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Dorian LPG Ltd.
Unaudited Condensed Consolidated Balance Sheets
 (Expressed in United States Dollars)

	As of June 30, 2015	As of March 31, 2015
Assets
Current assets
Cash and cash equivalents	134,715,783	204,821,183
Trade receivables, net and accrued revenues	7,295,144	22,847,224
Prepaid expenses and other receivables	1,826,853	1,780,548
Due from related parties	20,277,717	386,743
Inventories	2,370,668	3,375,759
Total current assets	166,486,165	233,211,457
Fixed assets
Vessels, net	656,434,852	419,976,053
Vessels under construction	363,780,196	398,175,504
Other fixed assets, net	513,615	464,889
Total fixed assets	1,020,728,663	818,616,446
Other non‑current assets
Other non-current assets	97,451	97,446
Deferred charges, net	17,001,656	13,965,921
Restricted cash	36,512,789	33,210,000
Total assets	1,240,826,724	1,099,101,270
Liabilities and shareholders' equity
Current liabilities
Trade accounts payable	7,787,237	5,224,349
Accrued expenses	6,961,617	5,647,702
Due to related parties	618,908	525,170
Deferred income	1,122,239	1,122,239
Current portion of long‑term debt	25,325,629	15,677,553
Total current liabilities	41,815,630	28,197,013
Long‑term liabilities
Long‑term debt—net of current portion	299,577,256	184,665,874
Derivative instruments	11,343,576	12,730,462
Other long-term liabilities	326,581	293,662
Total long‑term liabilities	311,247,413	197,689,998
Total liabilities	353,063,043	225,887,011
Shareholders' equity
Preferred stock, $.01 par value, 50,000,000 shares authorized, none issued nor outstanding	—	—
Common stock, $.01 par value, 450,000,000 shares authorized, 58,057,493 shares issued and outstanding as of June 30, 2015 and March 31, 2015	580,575	580,575
Additional paid‑in‑capital	845,435,598	844,539,059
Retained earnings	41,747,508	28,094,625
Total shareholders' equity	887,763,681	873,214,259
Total liabilities and shareholders' equity	1,240,826,724	1,099,101,270
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dorian LPG Ltd.
Unaudited Condensed Consolidated Statements of Operations
 (Expressed in United States Dollars, except for share data)

	Three months ended June 30, 2015	Three months ended June 30, 2014
Revenues
Voyage charter revenues	$14,864,184	$8,189,289
Time charter revenues	5,372,203	7,374,365
Other revenues	95,514	290,186
Total revenues	20,331,901	15,853,840
Net pool income	15,310,559	—
Expenses
Voyage expenses	3,523,073	2,785,998
Vessel operating expenses	6,754,086	3,483,123
Management fees—related party	—	1,125,000
Depreciation and amortization	4,857,427	2,466,942
General and administrative expenses	7,214,280	792,506
Total expenses	22,348,866	10,653,569
Operating income	13,293,594	5,200,271
Other income/(expenses)
Other income—related party	383,642	—
Interest and finance costs	(135,800)	(178,540)
Interest income	65,585	107,355
Gain/(loss) on derivatives, net	142,395	(1,388,144)
Loss on disposal of assets	(105,549)	—
Foreign currency gain/(loss), net	9,016	(73,693)
Total other income/(expenses), net	359,289	(1,533,022)
Net income	$13,652,883	$3,667,249
Earnings per common share, basic and diluted	$0.24	$0.07

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dorian LPG Ltd.
Unaudited Condensed Consolidated Statements of Shareholders' Equity
 (Expressed in United States Dollars, except for number of shares)

	Number of common shares	Common stock	Additional paid‑in capital	Retained earnings	Total
Balance, April 1, 2014	48,365,011	483,650	688,881,939	2,833,843	692,199,432
Issuance—April 24, 2014	1,412,698	14,127	25,839,866	—	25,853,993
Issuance—May 13, 2014	7,105,263	71,053	123,423,492	—	123,494,545
Issuance—May 22, 2014	245,521	2,455	4,335,901	—	4,338,356
Restricted share award issuances	655,000	6,550	(6,550)	—	—
Net income for the period	—	—	—	3,667,249	3,667,249
Stock-based compensation	—	—	8,251	—	8,251
Balance, June 30, 2014	57,783,493	577,835	842,482,899	6,501,092	849,561,826

	Number of common shares	Common stock	Additional paid‑in capital	Retained earnings	Total
Balance, April 1, 2015	58,057,493	580,575	844,539,059	28,094,625	873,214,259
Net income for the period	—	—	—	13,652,883	13,652,883
Stock-based compensation	—	—	896,539	—	896,539
Balance, June 30, 2015	58,057,493	580,575	845,435,598	41,747,508	887,763,681

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dorian LPG Ltd.
Unaudited Condensed Consolidated Statements of Cash Flows
(Expressed in United States Dollars)

	Three months ended June 30, 2015	Three months ended June 30, 2014
Cash flows from operating activities:
Net income	$13,652,883	$3,667,249
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,857,427	2,466,942
Amortization of financing costs	223,740	277,431
Unrealized (gain)/loss on derivatives	(1,386,886)	33,555
Stock-based compensation expense	896,539	8,251
Loss on disposal of assets	105,549	—
Unrealized exchange differences	(106,399)	120,830
Other non-cash items	21,182	—
Changes in operating assets and liabilities
Trade receivables, net and accrued revenue	15,552,080	(3,861,206)
Prepaid expenses and other receivables	(46,305)	(249,102)
Due from related parties	(19,890,974)	126,466
Inventories	1,005,092	(444,088)
Trade accounts payable	505,911	1,212,529
Accrued expenses and other liabilities	1,409,214	119,249
Due to related parties	93,754	217,122
Payments for drydocking costs	—	(215,318)
Net cash provided by operating activities	16,892,807	3,479,910
Cash flows from investing activities:
Payments for vessels and vessels under construction	(204,076,675)	(61,193,283)
Restricted cash deposits	(3,302,789)	—
Proceeds from disposal of assets	136,660	—
Payments to acquire other fixed assets	(191,254)	(79,017)
Net cash used in investing activities	(207,434,058)	(61,272,300)
Cash flows from financing activities:
Proceeds from long—term debt borrowings	127,378,019	—
Repayment of long—term debt borrowings	(2,818,562)	(1,278,500)
Proceeds from common shares issuances	—	155,830,178
Financing costs paid	(4,218,263)	—
Payments relating to issuance costs	—	(620,931)
Net cash provided by financing activities	120,341,194	153,930,747
Effects of exchange rates on cash and cash equivalents	94,657	(120,830)
Net (decrease)/increase in cash and cash equivalents	(70,105,400)	96,017,527
Cash and cash equivalents at the beginning of the period	204,821,183	279,131,795
Cash and cash equivalents at the end of the period	$134,715,783	$375,149,322

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dorian LPG Ltd.
Notes to Unaudited Condensed Consolidated Financial Statements
(Expressed in United States Dollars)
1. Basis of Presentation and General Information
Dorian LPG Ltd. ("Dorian") was incorporated on July 1, 2013 under the laws of the Republic of the Marshall Islands and is headquartered in the United States and is engaged in the transportation of liquefied petroleum gas ("LPG") worldwide through the ownership and operation of LPG tankers. Dorian LPG Ltd. and its subsidiaries (together "we", "us", "our", "DLPG" or the "Company") is primarily focused on owning and operating very large gas carriers ("VLGCs"), each with a cargo carrying capacity of greater than 80,000 cbm. Following the delivery of the Continental, an ECO-design VLGC, on July 23, 2015, our fleet consists of eleven LPG carriers, including seven fuel-efficient 84,000 cbm ECO-design VLGCs, three 82,000 cbm VLGCs and one pressurized 5,000 cbm vessel. In addition, we have newbuilding contracts for the construction of twelve new fuel-efficient 84,000 cbm ECO-design VLGCs at Hyundai Heavy Industries Co., Ltd. ("Hyundai" or "HHI"), and Daewoo  Shipping and Marine Engineering Ltd. ("Daewoo"), both of which are based in South Korea, with scheduled deliveries between August 2015 and February 2016. We refer to these contracts along with the VLGCs that were delivered between July 2014 and July 2015 as our VLGC Newbuilding Program.
On April 1, 2015, Dorian LPG Ltd. and Phoenix Tankers Pte. Ltd. ("Phoenix") established Helios LPG Pool LLC, or the Helios Pool, which is a pool of VLGC vessels. We believe that the operation of certain of our VLGCs in this pool will allow us to achieve better market coverage and utilization. Vessels entered into the Helios Pool are commercially managed by Dorian LPG (UK) Ltd., our wholly-owned subsidiary, and Phoenix, a wholly-owned subsidiary of Mitsui OSK Lines Ltd. The members of the Helios Pool share in the net pool income generated by the entire group of vessels in the pool, weighted according to certain technical vessel characteristics, and net pool income (see Note 2) is distributed as time charter hire to each participant. The vessels entered into the Helios Pool may operate either in the spot market, contracts of affreightment, or on time charters of two years' duration or less.
On May 13, 2014, we completed our initial public offering (the "IPO") and our shares trade on the New York Stock Exchange under the ticker symbol "LPG".
The accompanying unaudited condensed consolidated financial statements and related notes (the "Financial Statements") have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments, consisting of normal recurring items, necessary for a fair presentation of financial position, operating results and cash flows have been included in the Financial Statements. The Financial Statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended March 31, 2015 included in our Annual Report on Form 10-K for the year ended March 31, 2015 filed with the Securities and Exchange Commission ("SEC") on June 4, 2015.
Our quarterly results are subject to seasonal and other fluctuations, and the operating results for any quarter are therefore not necessarily indicative of results that may be otherwise expected for the entire year.
Our subsidiaries as of June 30, 2015, which are all wholly-owned and are incorporated in Republic of the Marshall Islands (unless otherwise noted), are listed below.

Vessel Owning Subsidiaries
Subsidiary	Type of vessel(2)	Vessel's name	Built	CBM(1)
CNML LPG Transport LLC	VLGC	Captain Nicholas ML	2008	82,000
CJNP LPG Transport LLC	VLGC	Captain John NP	2007	82,000
CMNL LPG Transport LLC	VLGC	Captain Markos NL	2006	82,000
Grendon Tanker LLC	PGC	LPG Grendon	1996	5,000
Comet LPG Transport LLC	VLGC	Comet	2014	84,000
Corsair LPG Transport LLC	VLGC	Corsair	2014	84,000
Corvette LPG Transport LLC	VLGC	Corvette	2015	84,000
Dorian Shanghai LPG Transport LLC	VLGC	Cougar	2015	84,000
Concorde LPG Transport LLC	VLGC	Concorde	2015	84,000
Dorian Houston LPG Transport LLC	VLGC	Cobra	2015	84,000
Newbuilding Vessel Owning Subsidiaries(3)
Subsidiary	Type of vessel(2)	Hull number	Vessel's Name	Estimated vessel delivery date(4)	CBM(1)
Dorian Sao Paulo LPG Transport LLC	VLGC	S753	Continental	Q3 2015	84,000
Dorian Ulsan LPG Transport LLC	VLGC	S755	Constitution	Q3 2015	84,000
Dorian Amsterdam LPG Transport LLC	VLGC	S751	Commodore	Q3 2015	84,000
Dorian Dubai LPG Transport LLC	VLGC	2336	Cresques	Q3 2015	84,000
Dorian Monaco LPG Transport LLC	VLGC	S756	Cheyenne	Q3 2015	84,000
Constellation LPG Transport LLC	VLGC	2661	Constellation	Q3 2015	84,000
Dorian Barcelona LPG Transport LLC	VLGC	S752	Clermont	Q4 2015	84,000
Dorian Geneva LPG Transport LLC	VLGC	2337	Cratis	Q4 2015	84,000
Dorian Cape Town LPG Transport LLC	VLGC	S754	Chaparral	Q4 2015	84,000
Dorian Tokyo LPG Transport LLC	VLGC	2338	Copernicus	Q4 2015	84,000
Commander LPG Transport LLC	VLGC	2662	Commander	Q4 2015	84,000
Dorian Explorer LPG Transport LLC	VLGC	S757	Challenger	Q4 2015	84,000
Dorian Exporter LPG Transport LLC	VLGC	S758	Caravel	Q1 2016	84,000

Management Subsidiaries

Subsidiary	Incorporation Date
Dorian LPG Management Corp	July 2, 2013
Dorian LPG (USA) LLC (incorporated in USA)	July 2, 2013
Dorian LPG (UK) Ltd. (incorporated in UK)	November 18, 2013
Dorian LPG Finance LLC	January 16, 2015

Dormant Subsidiaries

Subsidiary	Incorporation Date
SeaCor LPG I LLC	April 26, 2013
SeaCor LPG II LLC	April 26, 2013
Capricorn LPG Transport LLC	November 15, 2013
Constitution LPG Transport LLC	February 17, 2014
Occident River Trading Limited (incorporated in UK)	January 9, 2015

(1)          CBM: Cubic meters, a standard measure for LPG tanker capacity
(2)          Very Large Gas Carrier ("VLGC"), Pressurized Gas Carrier ("PGC")
(3)          Represents newbuilding vessels not yet delivered as of June 30, 2015
(4)          Represents calendar year quarters

2. Significant Accounting Policies
The same accounting policies have been followed in these unaudited interim condensed consolidated financial statements as were applied in the preparation of our audited financial statements for the year ended March 31, 2015 (see Note 2 of the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2015).
Additionally, as of April 1, 2015, we have entered into pooling arrangements. Net pool income for each vessel is determined in accordance with the profit sharing terms specified within the pool agreement. In particular, the pool manager calculates the net pool income using the revenues and voyage expenses of all the pool vessels and the general and administrative expenses of the pool and distributes the net pool income to participants based on:
•	pool points (vessel attributes such as cargo carrying capacity, fuel consumption, and construction characteristics are taken into consideration); and

•
number of days the vessel participated in the pool in the period. We recognize net pool income on a monthly basis, when the vessel has participated in the pool during the period and the amount of net pool income for the month can be estimated reliably. We receive estimated vessel earnings based on the known number of days the vessel has participated in the pool, the contract terms, and the estimated monthly net pool income. We receive a report from the pool which identifies the number of days the vessel participated in the pool, the total pool points for the period, the total net pool income for the period, and the calculated share of net pool income for the vessel. We review the report for consistency with each vessel's pool agreement and vessel management records and make any adjustments required to meet U.S. GAAP reporting standards.

There are no recent accounting pronouncements, other than those disclosed in our audited financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2015, the adoption of which would have a material effect on our unaudited interim condensed consolidated financial statements in the current period or expected to have an impact on future periods.

3. Transactions with Related Parties
Dorian (Hellas), S.A.
As of July 1, 2014, vessel management services and the associated agreements for our fleet were transferred from Dorian (Hellas), S.A. ("Dorian Hellas," "DHSA" or the "Manager") and are now provided through our wholly-owned subsidiaries Dorian LPG (USA) LLC, Dorian LPG (UK) Ltd. and Dorian LPG Management Corp. Subsequent to the transition agreements, Eagle Ocean Transport continues to incur related travel costs for certain transitioned employees as well as office-related costs, for which we reimbursed Eagle Ocean Transport $0.3 million for the three months ended June 30, 2015. Such expenses are reimbursed based on their actual cost. Pursuant to a one year agreement that commenced on July 1, 2014 between Dorian LPG (UK) Ltd. and DHSA, chartering and operational services are provided by Dorian LPG (UK) Ltd. to DHSA. Fees for these services are included in "Other income—related party" in the unaudited condensed consolidated statement of operations included herein and were less than $0.1 million for the three months ended June 30, 2015.
We outsourced the technical and commercial management of our vessels to DHSA, a related party, through June 30, 2014, pursuant to management agreements entered into by each vessel owning subsidiary on July 26, 2013, as amended. In addition, under these management agreements, strategic and financial services had also been outsourced to DHSA. DHSA had entered into agreements with each of Eagle Ocean Transport Inc. ("Eagle Ocean Transport") and Highbury Shipping Services Limited ("HSSL"), to provide certain of these services on behalf of the vessel owning companies. Management fees incurred related to these agreements are presented as Management fees‑related party in the consolidated statement of operations in the relevant period. There were no management fees related to these agreements subsequent to June 30, 2014.
Additionally, a fixed monthly fee of $15,000 per hull was payable to DHSA for pre‑delivery services provided during the period from July 29, 2013 until June 30, 2014. Management fees related to the pre‑delivery services during the three months ended June 30, 2014 amounted to $0.9 million, which have been capitalized and presented in vessels under construction or vessels, net for vessels that have been delivered, and there were no Management fees related to the pre-delivery services during the three months ended June 30, 2015.

Helios LPG Pool LLC
On April 1, 2015, Dorian LPG Ltd. and Phoenix established the Helios Pool and entered into a pool participation agreement for the purpose of establishing and operating, as charterer, under a time charter to be entered into with owners or disponent owners of VLGCs, a commercial pool of VLGCs whereby revenues and expenses are shared as described in Note 2 above. The Helios Pool has entered into commercial management agreements with each of Dorian LPG (UK) Ltd. and Phoenix as commercial managers and has appointed both commercial managers as the exclusive commercial managers of pool vessels. Fees for services provided by Dorian LPG (UK) Ltd. are included in "Other income—related party" in the unaudited condensed consolidated statement of operations and were $0.4 million for the three months ended June 30, 2015. Refer to Note 10 for net pool income.
4. Deferred Charges, Net
The analysis and movement of deferred charges is presented in the table below:
	Financing costs	Drydocking costs	Total deferred charges, net
Balance, April 1, 2015	13,296,216	669,705	13,965,921
Additions	3,321,687	—	3,321,687
Amortization	(223,740)	(62,212)	(285,952)
Balance, June 30, 2015	16,394,163	607,493	17,001,656
Financing costs incurred during the three months ended June 30, 2015 relate to a $758 million debt facility that we entered into in March 2015 (the "2015 Debt Facility"). See Note 7 below.
There were no drydockings during the three months ended June 30, 2015.
5. Vessels, Net

	Cost	Accumulated depreciation	Net book value
Balance, April 1, 2015	439,180,669	(19,204,616)	419,976,053
Additions	241,450,881	—	241,450,881
Disposals	(268,281)	26,060	(242,221)
Depreciation	—	(4,749,861)	(4,749,861)
Balance, June 30, 2015	680,363,269	(23,928,417)	656,434,852
The additions for the three months ended June 30, 2015 represent amounts transferred from Vessels under Construction relating to the cost of our newbuildings, the Cougar, the Concorde and the Cobra, which were all delivered to us in June 2015.
Vessels, with a total carrying value of $652.6 million and $416.0 million as of June 30, 2015 and March 31, 2015, respectively, are first‑priority mortgaged as collateral for our long-term debt facilities (refer to Note 7 below). No impairment loss was recorded for the periods presented.

6. Vessels Under Construction

Balance, April 1, 2015	398,175,504
Installment payments to shipyards	198,753,063
Other capitalized expenditures	6,946,531
Capitalized interest	1,355,979
Vessels delivered (transferred to Vessels)	(241,450,881)
Balance, June 30, 2015	363,780,196
Other capitalized expenditures for the three months ended June 30, 2015 represent fees paid to third party vendors of $6.9 million for supervision and other newbuilding pre‑delivery costs including engineering and technical support, liaising with the shipyard, and ensuring key suppliers are integrated into the production planning process.
7. Long-term Debt
RBS Loan Facility - refer to Note 11 of the consolidated financial statements included in our 2015 Annual Report on Form 10-K for the year ended March 31, 2015.
2015 Debt Facility – refer to Note 11 of the consolidated financial statements included in our 2015 Annual Report on Form 10-K for the year ended March 31, 2015 for additional information related to the 2015 Debt Facility. In June 2015, we made drawdowns under the 2015 Debt Facility of $127.4 million, including $1.8 million of fees, which was secured by the Cougar, the Concorde and the Cobra and was divided into the four separate tranches. As of June 30, 2015, $549.4 million was available to be drawn under the facility.
Debt Obligations
 The table below presents our debt obligations:

RBS Loan Facility	June 30, 2015	March 31, 2015
Tranche A	40,800,000	40,800,000
Tranche B	29,405,500	30,684,000
Tranche C	47,622,500	47,622,500
Total	117,828,000	119,106,500

2015 Debt Facility
Commercial Financing	68,173,145	26,695,381
KEXIM Direct Financing	55,748,119	21,890,212
KEXIM Guaranteed	55,149,845	21,655,293
K-sure Insured	28,003,776	10,996,041
Total	207,074,885	81,236,927
Total debt obligations	324,902,885	200,343,427

Presented as follows:
Current portion of long‑term debt	25,325,629	15,677,553
Long‑term debt—net of current portion	299,577,256	184,665,874
Total	324,902,885	200,343,427

8. Stock-Based Compensation Plans
Our stock-based compensation expense was $0.9 million and less than $0.1 million for the three months ended June 30, 2015 and June 30, 2014, respectively, and is included within general and administrative expenses in the unaudited condensed consolidated statements of operations. Unrecognized compensation cost was $15.1 million as of June 30, 2015 and will be recognized over the remaining weighted average life of 4.20 years. For more information on our equity incentive plan, see Note 13 of the consolidated financial statements included in our 2015 Annual Report on Form 10-K for the year ended March 31, 2015.
A summary of the activity of restricted shares awarded under our equity incentive plan as of June 30, 2015 and changes during the three months then ended, is as follows:
Restricted Share Awards	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested as of March 31, 2015	929,000	$19.70
Granted	—	—
Unvested as of June 30, 2015	929,000	$19.70

9. Revenues
Revenues comprise the following:
	Three months ended June 30, 2015	Three months ended June 30, 2014
Voyage charter revenues	$14,864,184	$8,189,289
Time charter revenues	5,372,203	7,374,365
Other revenues	95,514	290,186
Total	$20,331,901	$15,853,840

Time charter revenue included a profit‑sharing element of the time charter agreements of $3.2 million for the three months ended June 30, 2014. There was no profit‑sharing element of the time charter agreements for the three months ended June 30, 2015. Other revenues represents income from charterers relating to reimbursement of voyage expenses such as costs for security guards and war risk insurance.
10. Net pool income
Net pool income is based on pool points according to the Helios Pool participation agreement. Our share of gross revenues from the Helios Pool is partially offset by our share of voyage expenses and general and administrative expenses related to the pool. For the three months ended June 30, 2015, net pool income is comprised of $20.3 million of gross revenues, partially offset by $4.5 of voyage expenses and $0.5 million of general and administrative expenses related to the Helios Pool, of which $0.2 million was reimbursable to Dorian LPG (UK) Ltd (see Note 2 above). There was no net pool income for the three months ended June 30, 2014.
11. Financial Instruments and Fair Value Disclosures
Our principal financial assets consist of cash and cash equivalents, amounts due from related parties and trade accounts receivable. Our principal financial liabilities consist of long‑term bank loan, interest rate swaps, accounts payable, amounts due to related parties and accrued liabilities.
(a)          Concentration of credit risk:  Financial instruments, which may subject us to significant concentrations of credit risk, consist principally of trade accounts receivable, amounts due from related parties, cash and cash equivalents. We limit our credit risk with accounts receivable by performing ongoing credit evaluations of our customers' financial condition and generally do not require collateral for our trade accounts receivable. We place our cash and cash equivalents, with highly-rated financial institutions.
(b)            Interest rate risk:  Our long‑term bank loans are based on LIBOR and hence we are exposed to movements thereto. We entered into interest rate swap agreements in order to hedge our variable interest rate exposure related to the RBS Loan Facility. The interest rate swaps effectively convert substantially all of our RBS Loan Facility from a floating to a fixed rate. To hedge our exposure to changes in interest rates we are a party to five floating‑to‑fixed interest rate swaps with RBS. Interest rate swaps are stated at fair value, which is determined using a discounted cash flow approach based on market‑based LIBOR swap yield rates. LIBOR swap rates are observable at commonly quoted intervals for the full terms of the swaps and therefore are considered Level 2 items in accordance with the fair value hierarchy. The fair value of the interest rate swap agreements approximates the amount that we would have to pay for the early termination of the agreements.

(c)            Fair value Measurements:  The following table summarizes the bases used to measure the financial assets and liabilities that are carried at fair value on a recurring basis on our balance sheet, which comprise our financial derivatives all of which are considered Level 2 items in accordance with the fair value hierarchy:
		June 30, 2015		March 31, 2015
Derivatives not designated as hedging instruments	Balance sheet location	Asset derivatives	Liability derivatives	Asset derivatives	Liability derivatives
Interest rate swap agreements	Long-term liabilities—Derivative instruments	—	11,343,576	—	12,730,462
The effect of derivative instruments within the unaudited condensed consolidated statement of operations for the periods presented is as follows:
Derivatives not designated as hedging instruments	Location of gain/(loss) recognized	Three months ended June 30, 2015	Three months ended June 30, 2014
Interest Rate Swap—Change in fair value	Gain/(loss) on derivatives, net	$1,386,886	$(33,554)
Interest Rate Swap—Realized loss	Gain/(loss) on derivatives, net	(1,244,491)	(1,354,590)
Loss on derivatives—net		$142,395	$(1,388,144)

As of June 30, 2015 and March 31, 2015, no fair value measurements for assets or liabilities under Level 1 or Level 3 were recognized in the accompanying consolidated balance sheets. We did not have any other assets or liabilities measured at fair value on a non-recurring basis during the three months ended June 30, 2015.
(d)            Book values and fair values of financial instruments:   In addition to the derivatives that we are required to record at fair value on our balance sheet (see (c) above), we have other financial instruments that are carried at historical cost. These financial instruments include trade accounts receivable, amounts due from related parties, cash and cash equivalents, accounts payable, amounts due to related parties and accrued liabilities for which the historical carrying value approximates the fair value due to the short‑term nature of these financial instruments. We also have long term bank debt for which we believe the historical carrying value approximates their fair value as the loans bear interest at variable interest rates, being LIBOR, which is observable at commonly quoted intervals for the full terms of the loans, and hence are considered as Level 2 items in accordance with the fair value hierarchy. Cash and cash equivalents and restricted cash are considered Level 1 items.
12. Earnings Per Share ("EPS")
Basic EPS represents net income attributable to common shareholders divided by the weighted average number of common shares outstanding during the measurement period. Our restricted stock shares include rights to receive dividends that are subject to the risk of forfeiture if service requirements are not satisfied, and as a result, these shares are not considered participating securities and are excluded from the basic weighted-average shares outstanding calculation. Diluted EPS represent net income attributable to common shareholders divided by the weighted average number of common shares outstanding during the measurement period while also giving effect to all potentially dilutive common shares that were outstanding during the period.

The calculations of basic and diluted EPS for the periods presented were as follows:

(In U.S. dollars except share data)	Three months ended June 30, 2015	Three months ended June 30, 2014
Numerator:
Net income	$13,652,883	$3,667,249
Denominator:
Weighted average number of common shares outstanding, basic and diluted	57,128,493	53,346,160
EPS:
Basic and diluted	$0.24	$0.07

For the three months ended June 30, 2015 and June 30, 2014, there were 929,000 and 655,000 shares of unvested restricted stock, respectively, excluded from the calculation of diluted EPS because the effect of their inclusion would be anti-dilutive.
13. Commitments and Contingencies
Commitments under Newbuilding Contracts
As of June 30, 2015, we had $671.9 million of commitments under shipbuilding contracts and supervision agreements for thirteen newbuildings. We expect to settle these commitments within the twelve months ended June 30, 2016.
Other
From time to time we expect to be subject to legal proceedings and claims in the ordinary course of business, principally personal injury and property casualty claims. Such claims, even if lacking in merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any claim that is reasonably possible and should be disclosed or probable and for which a provision should be established in the accompanying unaudited interim condensed consolidated financial statements.
14. Subsequent Events
On July 23, 2015, we took delivery of our seventh vessel under the VLGC Newbuilding Program, the Continental, from HHI.
In August 2015, our Board of Directors authorized the repurchase of up to $100 million of our common stock through the period ended December 31, 2016.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward‑looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under "Item 1A—Risk Factors" in our Annual Report on Form 10-K for the year ended March 31, 2015, our actual results may differ materially from those anticipated in these forward‑looking statements. Please also see the section "Forward‑Looking Statements" included in this quarterly report.
Overview
We are a Marshall Islands corporation headquartered in the United States and primarily focused on owning and operating VLGCs, each with a cargo‑carrying capacity of greater than 80,000 cbm. Our fleet currently consists of eleven LPG carriers, including seven fuel-efficient 84,000 cbm VLGCs, three 82,000 cbm VLGCs and one pressurized 5,000 cbm vessel. In addition, we have newbuilding contracts for the construction of twelve new 84,000 cbm VLGCs at Hyundai and Daewoo, with scheduled deliveries between August 2015 and February 2016.
Each of our newbuildings will be an ECO-design vessel incorporating advanced fuel efficiency and emission-reducing technologies. Upon completion of our VLGC Newbuilding Program in February 2016, 100% of our VLGC fleet will be operated as sister ships and the average age of our VLGC fleet will be approximately 1.6 years, while the average age of the current worldwide VLGC fleet is approximately 11.0 years.
Our principal shareholders include SeaDor Holdings, an affiliate of SEACOR Holdings, Inc. (NYSE:CKH), Kensico Capital Management, BW Euroholdings Ltd., an affiliate of BW Group Ltd., Dorian Holdings and Sino Energy Holdings LLC, an affiliate of HNA Group Co., Ltd., which own 15.8%, 13.8%, 10.3%, 8.0% and 5.8%, respectively, of our total shares outstanding, as of August 3, 2015. SeaDor Holdings, Kensico Capital Management and Dorian Holdings are all represented on our board of directors.
Our customers include global energy companies such as Exxon, Statoil and Shell, commodity traders such as Itochu Corporation and the Vitol Group and importers such as E1 Corp., SK Gas Co. Ltd. and Indian Oil Corporation. We intend to pursue a balanced chartering strategy by employing our vessels on a mix of multi‑year time charters, some of which may include a profit‑sharing component, and spot market voyages and shorter‑term time charters. Four of our vessels are currently on time charters (see "Our Fleet" below).
Recent Developments
On July 23, 2015, we took delivery of our seventh vessel under the VLGC Newbuilding Program, the Continental, from HHI.
In August 2015, our Board of Directors authorized the repurchase of up to $100 million of our common stock through the period ended December 31, 2016.
Selected Financial Data
The following table presents our selected financial data and other information as of and for the three months ended June 30, 2015, as of March 31, 2015, and for the three months ended June 30, 2014, and should be read in conjunction with our unaudited interim condensed consolidated financial statements and other financial information included in this quarterly report.

(in U.S. dollars, except fleet data)	Three months ended June 30, 2015	Three months ended June 30, 2014
Statement of Operations Data
Revenues	$20,331,901	$15,853,840
Net pool income	15,310,559	—
Expenses
Voyage expenses	3,523,073	2,785,998
Vessel operating expenses	6,754,086	3,483,123
Management fees‑related party	—	1,125,000
Depreciation and amortization	4,857,427	2,466,942
General and administrative expenses	7,214,280	792,506
Total expenses	22,348,866	10,653,569
Operating income	13,293,594	5,200,271
Other income/(expenses)
Other income—related party	383,642	—
Interest and finance costs	(135,800)	(178,540)
Interest income	65,585	107,355
Gain/(loss) on derivatives, net	142,395	(1,388,144)
Loss on disposal of assets	(105,549)	—
Foreign currency gain/(loss), net	9,016	(73,693)
Total other income/(expenses), net	359,289	(1,533,022)
Net income	$13,652,883	$3,667,249
Earnings per common share, basic and diluted	$0.24	$0.07
Other Financial Data
Adjusted EBITDA(1)	$19,400,254	$7,709,126
Fleet Data
Calendar days(2)	662	364
Available days (3)	648	364
Operating days(4)	579	333
Fleet utilization(5)	89.4%	91.5%
Average Daily Results
Time charter equivalent rate(6)	$55,474	$39,243
Daily vessel operating expenses(7)	$10,203	$9,569

(in U.S. dollars)	As of June 30, 2015	As of March 31, 2015
Balance Sheet Data
Cash and cash equivalents	$134,715,783	$204,821,183
Restricted cash, non‑current	36,512,789	33,210,000
Total assets	1,240,826,724	1,099,101,270
Current portion of long-term debt	25,325,629	15,677,553
Long-term debt – net of current portion	299,577,256	184,665,874
Total liabilities	353,063,043	225,887,011
Total shareholders' equity	887,763,681	873,214,259

(1)
Adjusted EBITDA is non-U.S. GAAP financial measure and represents net income before interest and finance costs, (gain)/loss on derivatives, net, stock compensation expense, impairment and depreciation and amortization and is used as a supplemental financial measure by management to assess our financial and operating performance. We believe that adjusted EBITDA assists our management and investors by increasing the comparability of our performance from period to period. This increased comparability is achieved by excluding the potentially disparate effects between periods of derivatives, interest and finance costs, stock-based compensation expense, impairment, and depreciation and amortization expense, which items are affected by various and possibly changing financing methods, capital structure and historical cost basis and which items may significantly affect net income between periods. We believe that including adjusted EBITDA as a financial and operating measure benefits investors in selecting between investing in us and other investment alternatives.

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

The following table sets forth a reconciliation of net income to Adjusted EBITDA (unaudited) for the periods presented:

(in U.S. dollars)	Three months ended June 30, 2015	Three months ended June 30, 2014
Net income	$13,652,883	$3,667,249
Interest and finance costs	135,800	178,540
(Gain)/loss on derivatives, net	(142,395)	1,388,144
Stock-based compensation expense	896,539	8,251
Depreciation and amortization	4,857,427	2,466,942
Adjusted EBITDA	$19,400,254	$7,709,126

(2)
We define calendar days as the total number of days in a period during which each vessel in our fleet was owned. Calendar days are an indicator of the size of the fleet over a period and affect both the amount of revenues and the amount of expenses that are recorded during that period.

(3)
We define available days as calendar days less aggregate off‑hire days associated with scheduled maintenance, which include major repairs, drydockings, vessel upgrades or special or intermediate surveys. We use available days to measure the aggregate number of days in a period that our vessels should be capable of generating revenues.

(4)
We define operating days as available days less the aggregate number of days that our vessels are off‑hire for any reason other than scheduled maintenance. We use operating days to measure the number of days in a period that our operating vessels are on hire.

(5)
We calculate fleet utilization by dividing the number of operating days during a period by the number of available days during that period. An increase in non‑scheduled off‑hire days would reduce our operating days, and therefore, our fleet utilization. We use fleet utilization to measure our ability to efficiently find suitable employment for our vessels.

(6)
Time charter equivalent rate, or TCE rate, is a measure of the average daily revenue performance of a vessel. TCE rate is a shipping industry performance measure used primarily to compare period‑to‑period changes in a shipping company's performance despite changes in the mix of charter types (such as time charters, voyage charters) under which the vessels may be employed between the periods. Our method of calculating TCE rate is to divide the sum of revenues net of voyage expenses and net pool income by operating days for the relevant time period.

(7)	Daily vessel operating expenses are calculated by dividing vessel operating expenses by calendar days for the relevant time period.

Our Fleet
The following table sets forth certain information regarding our vessels as of August 3, 2015:
	Capacity (Cbm)	Shipyard	Sister Ships	Year Built/ Estimated Delivery(1)	ECO Vessel(2)	Employment(3)	Charter Expiration(1)
OPERATING FLEET
VLGCs
Captain Nicholas ML	82,000	Hyundai	A	2008	—	Pool	—
Captain John NP	82,000	Hyundai	A	2007	—	Pool	—
Captain Markos NL (4)	82,000	Hyundai	A	2006	—	Time Charter	Q4 2019
Comet (5)	84,000	Hyundai	B	2014	X	Time Charter	Q3 2019
Corsair (6)	84,000	Hyundai	B	2014	X	Time Charter	Q3 2018
Corvette	84,000	Hyundai	B	2015	X	Spot	—
Cougar	84,000	Hyundai	B	2015	X	Pool	—
Concorde	84,000	Hyundai	B	2015	X	Pool	—
Cobra (7)	84,000	Hyundai	B	2015	X	Pool	Q3 2016
Continental	84,000	Hyundai	B	2015	X	Pool	—
PGC
Grendon	5,000	Higaki		1996	—	Spot	—

NEWBUILDING VLGCs
Constitution	84,000	Hyundai	B	Q3 2015	X	—	—
Commodore	84,000	Hyundai	B	Q3 2015	X	—	—
Constellation	84,000	Hyundai	B	Q3 2015	X	—	—
Cresques	84,000	Daewoo	C	Q3 2015	X	—	—
Cheyenne	84,000	Hyundai	B	Q3 2015	X	—	—
Clermont	84,000	Hyundai	B	Q4 2015	X	—	—
Chaparral	84,000	Hyundai	B	Q4 2015	X	—	—
Commander	84,000	Hyundai	B	Q4 2015	X	—	—
Cratis	84,000	Daewoo	C	Q4 2015	X	—	—
Copernicus	84,000	Daewoo	C	Q4 2015	X	—	—
Challenger	84,000	Hyundai	B	Q4 2015	X	—	—
Caravelle	84,000	Hyundai	B	Q1 2016	X	—	—
Total	1,847,000

(1)	Represents calendar year quarters.

(2)	Represents vessels with very low revolutions per minute, long‑stroke, electronically controlled engines, larger propellers, advanced hull design, and low friction paint.

(3)
"Pool" indicates that the vessel is operated in the Helios Pool and receives as charter hire a portion of the net income of the pool calculated according to a formula based on the vessel's pro rata performance in the pool.

(4)	Currently on time charter with an oil major that began in December 2014.

(5)	Currently on a time charter with an oil major that began in July 2014.

(6)	Currently on time charter with an oil major that began in July 2015.

(7)	Currently on a time charter with an oil major within the Helios Pool that began in July 2015.

Results of Operations – For the three months ended June 30, 2015 and June 30, 2014
Revenues
The following table compares our Revenues for the three months ended June 30:

	2015	2014	Increase / (Decrease)	Percent Change
Voyage charter revenues	$14,864,184	$8,189,289	$6,674,895	81.5%
Time charter revenues	5,372,203	7,374,365	(2,002,162)	(27.2)%
Other revenues	95,514	290,186	(194,672)	(67.1)%
Total	$20,331,901	$15,853,840	$4,478,061	28.2%
Revenues of $20.3 million for the three months ended June 30, 2015, which represent voyage charters and time charters earned by our VLGCs and our pressurized 5,000 cbm vessel, increased $4.5 million, or 28.2%, from $15.9 million for the three months ended June 30, 2014. The increase is primarily attributed to $11.0 million of revenues contributed by two of our newbuilding VLGCs that were delivered subsequent to June 30, 2014 and are not operating within the Helios Pool, partially offset by a decrease of $6.0 million of revenues related to two VLGCs that were operating in the Helios Pool during the three months ended June 30, 2015.
Net pool income
Net pool income is based on pool points per the Helios Pool participation agreement. Our share of gross revenues from the Helios Pool is partially offset by our share of voyage expenses and general and administrative expenses related to the Helios Pool. For the three months ended June 30, 2015, net pool income was comprised of $20.3 million of gross revenues, partially offset by $4.5 of voyage expenses and $0.5 million of general and administrative expenses related to the Helios Pool, of which $0.2 million was reimbursable to Dorian LPG (UK) Ltd (see Note 2 to the unaudited consolidated financial statements included herein). There was no net pool income for the three months ended June 30, 2014.
Voyage Expenses
Voyage expenses were approximately $3.5 million during the three months ended June 30, 2015, an increase of $0.7 million, from $2.8 million for the three months ended June 30, 2014. This increase is mainly attributable to an increase in the number of spot vessels due to a larger percentage of our fleet operating in the spot market subsequent to June 30, 2014, which resulted in increased bunkers of $1.2 million and port expenses of $0.5 million. Partially offsetting this increase was a reduction of $1.4 million related to two VLGCs that were operating in the spot market for the three months ended June 30, 2014 and in the Helios Pool, which nets voyage expenses against revenues in net pool income, during the three months ended June 30, 2015.

Vessel Operating Expenses
Vessel operating expenses were approximately $6.8 million during the three months ended June 30, 2015, or $10,203 per vessel per calendar day, which is calculated by dividing vessel operating expenses by calendar days for the relevant time period. This was an increase of $3.3 million, or $634 per vessel per calendar day, from $3.5 million for to the three months ended June 30, 2014. The increase is primarily the result of a $0.7 million increase in training of additional crew on our operating VLGC fleet in anticipation of newbuilding deliveries as well as a general increase in vessel operating expenses due to additional vessels being delivered and operating in the three months ended June 30, 2015.
Management Fees—related party
Beginning July 1, 2014, we ceased to incur these related-party management fees as a result of the completion of the transition agreements described in the section "Important Financial and Operational Terms and Concepts—Management Fees—Related Party" in our Annual Report on Form 10-K for the year ended March 31, 2015. There were no management fees for the three months ended June 30, 2015 compared to $1.1 million expensed for the three months ended June 30, 2014, which represent fees charged in accordance with our management agreements entered into with DHSA. The management fees were charged on a monthly basis per vessel and the total fees were affected by the number of vessels in our fleet.
Depreciation and Amortization
Depreciation and amortization was approximately $4.9 million for the three months ended June 30, 2015, an increase of $2.4 million from $2.5 million for to the three months ended June 30, 2014, and mainly relates to depreciation expense for our additional operating vessels.
General and Administrative Expenses
General and administrative expenses were approximately $7.2 million for the three months ended June 30, 2015, an increase of $6.4 million from $0.8 million for the three months ended June 30, 2014, mainly due to vessel management services being transferred from DHSA, effective July 1, 2014, to our wholly owned subsidiaries Dorian LPG (USA) LLC, Dorian LPG (UK) Ltd. and Dorian LPG Management Corp., which caused a decline in management fees from $1.1 million for the three months ended June 30, 2014 to zero management fees for the three months ended June 30, 2015. The increase in general and administrative expenses also resulted from additional personnel and associated costs to support our larger fleet and costs to prepare new vessels for operations. General and administrative expenses for the three months ended June 30, 2015 were comprised of $4.4 million of salaries and benefits (inclusive of $2.1 million in discretionary cash bonuses to various employees), $0.9 million of stock-based compensation, $0.5 million for professional, legal, audit and accounting fees, and $1.4 million of other general and administrative expenses.
Interest and Finance Costs
Interest and finance costs amounted to $0.1 million for the three months ended June 30, 2015, a decrease of $0.1 million from $0.2 million for the three months ended June 30, 2014. The interest and finance costs consisted of interest incurred on our long-term debt of $1.2 million, amortization of financing costs of $0.2 million, and $0.1 million of other financing expenses, less capitalized interest of $1.4 million. The average indebtedness during the three months ended June 30, 2015 was $215.5 million compared to $128.1 million during the three months ended June 30, 2014. The outstanding balance of our long‑term debt as of June 30, 2015 was $324.9 million.
Interest Income
Interest income amounted to approximately $0.1 million for the three months ended June 30, 2015 and remained relatively unchanged compared to the three months ended June 30, 2014.

Gain/(loss) on Derivatives, net
Gain/(loss) on derivatives, net, amounted to a net gain of approximately $0.1 million for three months ended June 30, 2015, compared to a net loss of $1.4 million for the three months ended June 30, 2014. The net gain on derivatives for the three months ended June 30, 2015 was primarily comprised of an unrealized gain of $1.4 million from the changes in the fair value of the interest rate swaps, partially offset by a realized loss of $1.3 million. For the three months ended June 30, 2014, the net loss on derivatives was primarily comprised of a realized loss of $1.4 million
Liquidity and Capital Resources
Our business is capital intensive, and our future success depends on our ability to maintain a high‑quality fleet and the delivery of the vessels under the VLGC Newbuilding Program. As of June 30, 2015, we had cash and cash equivalents of $134.7 million and restricted cash of $36.5 million.
Our primary source of capital during the three months ended June 30, 2015 was $127.4 million of proceeds from the 2015 Debt Facility that we used to make the final payments for our three VLGCs delivered during the three months ended June 30, 2015 and cash generated from operations during the three months ended June 30, 2015 of $16.9 million. As of June 30, 2015 we had available debt facilities of $549.4 million and total outstanding indebtedness of $324.9 million. Within the next twelve months, $25.3 million of our long-term debt is scheduled to be repaid.
As of August 3, 2015, in addition to operating expenses and financing costs, our medium‑term and long‑term liquidity needs primarily relate to contractual commitments to build twelve VLGCs at shipyards with delivery dates between August 2015 and February 2016. We expect to finance the remaining payments amounting to $0.6 billion for these deliveries with available cash on hand and borrowings under the 2015 Debt Facility.
Our dividend policy will also impact our future liquidity position. Marshall Islands law generally prohibits the payment of dividends other than from surplus or while a company is insolvent or would be rendered insolvent by the payment of such a dividend. In addition, under the terms of our credit facilities, we may only declare or pay any dividends from our free cash flow and may not do so if i) an event of default is occurring or ii) the payment of such dividend would result in an event of default. Our vessel owning subsidiaries who are party to the RBS Loan Facility, as described in our Annual Report on Form 10-K for the year ended March 31, 2015, are prohibited from paying dividends without the consent of the lender. However, the loan facility permits the borrowers to make expenditures to fund the administration and operation of Dorian LPG Ltd.
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
Cash Flows
The following table summarizes our cash and cash equivalents provided by/(used in) operating, financing and investing activities for the three months ended June 30:

	2015	2014
Net cash provided by operating activities	$16,892,807	$3,479,910
Net cash used in investing activities	(207,434,058)	(61,272,300)
Net cash provided by financing activities	120,341,194	153,930,747
Net decrease in cash and cash equivalents	$(70,105,400)	$96,017,527

Operating Cash Flows.  Net cash provided by operating activities for the three months ended June 30, 2015 was approximately $16.9 million, driven primarily by our operating profits along with movements in working capital. Both of these components were impacted by our growth during fiscal year 2015 and the three months ended June 30, 2015. Operating cash inflows for the three months ended June 30, 2015, before changes in working capital were $18.3 million. Net cash provided by operating activities for the three months ended June 30, 2014 amounted to $3.5 million, primarily due to cash flows from operating profits.
Net cash flow from operating activities depends upon our overall profitability, the timing and amount of payments for: drydocking expenditures, any unscheduled repairs and maintenance activity, fluctuations in working capital balances, bunker costs and market rates to the extent we have vessels employed on voyage charters.
Investing Cash Flows.  Net cash used in investing activities was $207.4 million for the three months ended June 30, 2015, comprised mainly of $204.1 million of scheduled payments to the shipyards, supervision costs, management fees, and other capitalized costs related to the newbuildings and a $3.3 million increase in restricted cash. Net cash used in investing activities was $61.3 million for the three months ended June 30, 2014, comprised mainly of scheduled payments to the shipyards of $61.2 million.
Financing Cash Flows.  Net cash provided by financing activities was $120.3 million for the three months ended June 30, 2015 and consisted of cash proceeds from drawdowns of the 2015 Debt Facility totaling $127.4 million, offset partially by repayments of long term debt of $2.8 million and payment of financing costs of $4.2 million. Net cash provided by financing activities was $153.9 million for the three months ended June 30, 2014 and consisted of cash proceeds from our initial public offering, the overallotment exercise by the underwriters of our initial public offering, and a private placement of our common stock, totaling $155.8 million, offset partially by repayments of long-term debt of $1.3 million and payment of financing costs of $0.6 million.
Capital Expenditures.  LPG transportation is a capital‑intensive business, requiring significant investment to maintain an efficient fleet and to stay in regulatory compliance.
We entered into contracts for the construction of nineteen newbuilding vessels, six of which were delivered as of June 30, 2015, in our VLGC Newbuilding Program. As of August 3, 2015, our remaining contractual commitments total approximately $611.1 million.
We are required to complete a special survey for a vessel once every five years and an intermediate survey every 2.5 years after the first special survey. Drydocking each vessel takes approximately 10‑20 days. We spend significant amounts for scheduled drydocking (including the cost of classification society surveys) for each of our vessels.
As our vessels age and our fleet expands, our drydocking expenses will increase. We estimate the current cost of a VLGC special survey to be approximately $1,000,000 and the cost of an intermediate survey to be approximately $100,000. Ongoing costs for compliance with environmental regulations are primarily included as part of our drydocking and classification society survey costs. We are not aware of any future regulatory changes or environmental laws that we expect to have a material impact on our current or future results of operations that we have not already considered. Please see "Item 1A. Risk Factors—"Risks Relating to Our Company—We may incur substantial costs for the drydocking or replacement of our vessels as they age" in our Annual Report on Form 10-K for the year ended March 31, 2015.
Debt Agreements
For information relating to our secured term loan facilities, please see Note 11 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2015 and Note 7 to our unaudited interim condensed consolidated financial statements as of and for the three months ended June 30, 2015.

Off-Balance Sheet Arrangements
There were no material changes in our off-balance sheet arrangements during the three months ended June 30, 2015.
Recent Accounting Pronouncements
See Note 2 to our unaudited interim condensed consolidated financial statements included herein for a discussion of recent accounting pronouncements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For additional discussion of our exposure to market risk, refer to "Part II—Item 7A—Quantitative and Qualitative Disclosures About Market Risk" included in our Annual Report on Form 10-K for the year ended March 31, 2015.

Interest Rate Risk

The LPG shipping industry is capital intensive, requiring significant amounts of investment. Much of this investment is provided in the form of long term debt. Our debt contains interest rates that fluctuate with LIBOR. We have entered into interest rate swap agreements to economically hedge our exposure to fluctuations of interest rate risk associated with our RBS secured bank debt. For the three months ended June 30, 2015 and 2014, we economically hedged approximately 99% of our RBS secured bank debt to changes in interest rates and hence we were not materially exposed to interest rate risk on the RBS secured bank debt. We have not hedged the 2015 Debt Facility as of June 30, 2015 and thus increasing interest rates could adverse impact on future earnings. For the 12 months following June 30, 2015, a hypothetical increase or decrease of 20 basis points in the underlying LIBOR rates would result in an increase or decrease of our interest expense on our non-hedged interest bearing debt by approximately $0.4 million assuming all other variables are held constant.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of March 31, 2015. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those internal control systems determined to be effective can provide only a level of reasonable assurance with respect to financial statement preparation and presentation.
Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we expect to be subject to legal proceedings and claims in the ordinary course of business, principally personal injury and property casualty claims. Such claims, even if lacking in merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any claim that is reasonably possible and should be disclosed or probable and for which a provision should be established in the accompanying unaudited interim condensed consolidated financial statements.
ITEM 1A.	RISK FACTORS

For additional risk factors that may cause actual results to differ materially from those anticipated, please refer to our 2015 Annual Report on Form 10-K for the year ended March 31, 2015.
ITEM 6.	EXHIBITS
See accompanying Exhibit Index included after the signature page of this report for a list of exhibits filed or furnished with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dorian LPG Ltd.
(Registrant)

Date: August 4, 2015	/s/ John Hadjipateras
John Hadjipateras
President and Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2015	/s/ Theodore B. Young
Theodore B. Young
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Schema Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Schema Definition Linkbase
101.LAB	XBRL Taxonomy Extension Schema Label Linkbase
101.PRE	XBRL Taxonomy Extension Schema Presentation Linkbase

†	This certification is deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act.