Form 10-Q
period 2015-09-30
DORIAN LPG LTD.
filed 2015-10-30
CIK 1596993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________   to __________
 Commission File Number: 001-36437

Dorian LPG Ltd.
(Exact name of registrant as specified in its charter)

Marshall Islands	66-0818228
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
c/o Dorian LPG (USA) LLC 27 Signal Road, Stamford, CT	06902
(Address of principal executive offices)	(Zip Code)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of October 28, 2015, there were 57,579,293 shares of the registrant's Common Stock outstanding.

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

Dorian LPG Ltd.
TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2015 and March 31, 2015	1
	Unaudited Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2015 and September 30, 2014	2
	Unaudited Condensed Consolidated Statements of Shareholders' Equity for the six months ended September 30, 2015 and September 30, 2014	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2015 and September 30, 2014	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	23
ITEM 4.	CONTROLS AND PROCEDURES	23

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	25
ITEM 1A.	RISK FACTORS	25
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	25
ITEM 6.	EXHIBITS	25
	SIGNATURES	26
	EXHIBIT INDEX	27

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Dorian LPG Ltd.
Unaudited Condensed Consolidated Balance Sheets
 (Expressed in United States Dollars. except for share data)

	As of September 30, 2015	As of March 31, 2015
Assets
Current assets
Cash and cash equivalents	80,344,476	204,821,183
Trade receivables, net and accrued revenues	11,662,819	22,847,224
Prepaid expenses and other receivables	2,244,245	1,780,548
Due from related parties	40,984,692	386,743
Inventories	3,238,832	3,375,759
Total current assets	138,475,064	233,211,457
Fixed assets
Vessels, net	1,051,578,941	419,976,053
Vessels under construction	234,665,268	398,175,504
Other fixed assets, net	568,749	464,889
Total fixed assets	1,286,812,958	818,616,446
Other non‑current assets
Other non-current assets	97,455	97,446
Deferred charges, net	20,643,683	13,965,921
Restricted cash	42,012,789	33,210,000
Total assets	1,488,041,949	1,099,101,270
Liabilities and shareholders' equity
Current liabilities
Trade accounts payable	8,025,172	5,224,349
Accrued expenses	6,946,187	5,647,702
Due to related parties	535,101	525,170
Deferred income	1,917,239	1,122,239
Current portion of long‑term debt	42,360,541	15,677,553
Total current liabilities	59,784,240	28,197,013
Long‑term liabilities
Long‑term debt—net of current portion	485,927,672	184,665,874
Derivative instruments	16,455,007	12,730,462
Other long-term liabilities	348,198	293,662
Total long‑term liabilities	502,730,877	197,689,998
Total liabilities	562,515,117	225,887,011
Shareholders' equity
Preferred stock, $.01 par value, 50,000,000 shares authorized, none issued nor outstanding	—	—
Common stock, $.01 par value, 450,000,000 shares authorized; 58,057,493 and 58,057,493 shares issued, 57,705,393 and 58,057,493 shares outstanding (net of treasury stock), as of September 30, 2015 and March 31, 2015, respectively	580,575	580,575
Additional paid‑in‑capital	846,301,047	844,539,059
Treasury stock, at cost; 352,100 and zero shares as of September 30, 2015 and March 31, 2015, respectively	(4,315,562)	—
Retained earnings	82,960,772	28,094,625
Total shareholders' equity	925,526,832	873,214,259
Total liabilities and shareholders' equity	1,488,041,949	1,099,101,270
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dorian LPG Ltd.
Unaudited Condensed Consolidated Statements of Operations
 (Expressed in United States Dollars)

	Three months ended		Six months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Revenues
Net pool revenues—related party	$49,345,687	$—	$64,656,246	$—
Voyage charter revenues	15,581,830	13,738,052	30,446,014	21,927,340
Time charter revenues	9,559,631	6,373,220	14,931,835	13,747,585
Other revenues	459,284	246,939	554,797	537,126
Total revenues	74,946,432	20,358,211	110,588,892	36,212,051
Expenses
Voyage expenses	3,541,546	4,357,560	7,064,619	7,143,558
Vessel operating expenses	9,459,889	5,187,845	16,213,975	8,670,968
Management fees—related party	—	—	—	1,125,000
Depreciation and amortization	8,303,555	3,034,138	13,160,982	5,501,080
General and administrative expenses	5,281,535	4,302,218	12,495,815	5,094,724
Total expenses	26,586,525	16,881,761	48,935,391	27,535,330
Operating income	48,359,907	3,476,450	61,653,501	8,676,721
Other income/(expenses)
Other income—related parties	383,643	—	767,285	—
Interest and finance costs	(931,329)	(37,452)	(1,067,129)	(215,992)
Interest income	49,259	134,273	114,844	241,628
Gain/(loss) on derivatives, net	(6,341,763)	342,309	(6,199,368)	(1,045,835)
Loss on disposal of assets	—	—	(105,549)	—
Foreign currency gain/(loss), net	(306,453)	(146,903)	(297,437)	(220,596)
Total other income/(expenses), net	(7,146,643)	292,227	(6,787,354)	(1,240,795)
Net income	$41,213,264	$3,768,677	$54,866,147	$7,435,926
Earnings per common share — basic	$0.72	$0.07	$0.96	$0.13
Earnings per common share — diluted	$0.72	$0.07	$0.96	$0.13

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dorian LPG Ltd.
Unaudited Condensed Consolidated Statements of Shareholders' Equity
 (Expressed in United States Dollars, except for number of shares)

	Number of common shares	Common stock	Treasury stock	Additional paid‑in capital	Retained earnings	Total
Balance, April 1, 2014	48,365,011	483,650	—	688,881,939	2,833,843	692,199,432
Issuance—April 24, 2014	1,412,698	14,127	—	25,839,866	—	25,853,993
Issuance—May 13, 2014	7,105,263	71,053	—	123,423,492	—	123,494,545
Issuance—May 22, 2014	245,521	2,455	—	4,335,901	—	4,338,356
Restricted share award issuances	655,000	6,550	—	(6,550)	—	—
Net income for the period	—	—	—	—	7,435,926	7,435,926
Stock-based compensation	—	—	—	766,523	—	766,523
Balance, September 30, 2014	57,783,493	577,835	—	843,241,171	10,269,769	854,088,775

	Number of common shares	Common stock	Treasury stock	Additional paid‑in capital	Retained earnings	Total
Balance, April 1, 2015	58,057,493	580,575	—	844,539,059	28,094,625	873,214,259
Net income for the period	—	—	—	—	54,866,147	54,866,147
Stock-based compensation	—	—	—	1,761,988	—	1,761,988
Purchase of treasury stock	—	—	(4,315,562)	—	—	(4,315,562)
Balance, September 30, 2015	58,057,493	580,575	(4,315,562)	846,301,047	82,960,772	925,526,832

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dorian LPG Ltd.
Unaudited Condensed Consolidated Statements of Cash Flows
(Expressed in United States Dollars)

	Six months ended September 30, 2015	Six months ended September 30, 2014
Cash flows from operating activities:
Net income	$54,866,147	$7,435,926
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,160,982	5,501,080
Amortization of financing costs	634,500	505,184
Unrealized (gain)/loss on derivatives	3,724,545	(1,657,052)
Stock-based compensation expense	1,761,988	766,523
Loss on disposal of assets	105,549	—
Unrealized exchange differences	169,497	352,866
Other non-cash items	42,391	412,890
Changes in operating assets and liabilities
Trade receivables, net and accrued revenue	11,184,405	(6,396,978)
Prepaid expenses and other receivables	(463,697)	(913,932)
Due from related parties	(40,597,949)	1,230,238
Inventories	136,927	(2,586,644)
Other non-current assets	22	(70,795)
Trade accounts payable	(455,188)	2,055,008
Accrued expenses and other liabilities	2,561,642	1,251,154
Due to related parties	9,931	370,615
Payments for drydocking costs	—	(338,973)
Net cash provided by operating activities	46,841,692	7,917,110
Cash flows from investing activities:
Payments for vessels and vessels under construction	(477,333,533)	(184,129,520)
Restricted cash deposits	(8,802,789)	—
Restricted cash released	—	30,938,702
Proceeds from disposal of assets	136,660	—
Payments to acquire other fixed assets	(299,312)	(126,701)
Net cash used in investing activities	(486,298,974)	(153,317,519)
Cash flows from financing activities:
Proceeds from long—term debt borrowings	338,291,681	—
Repayment of long—term debt borrowings	(10,346,896)	(4,806,000)
Proceeds from common shares issuances	—	155,830,178
Purchase of treasury stock	(4,315,562)	—
Financing costs paid	(8,466,998)	—
Payments relating to issuance costs	—	(1,388,918)
Net cash provided by financing activities	315,162,225	149,635,260
Effects of exchange rates on cash and cash equivalents	(181,650)	(352,866)
Net (decrease)/increase in cash and cash equivalents	(124,476,707)	3,881,985
Cash and cash equivalents at the beginning of the period	204,821,183	279,131,795
Cash and cash equivalents at the end of the period	$80,344,476	$283,013,780

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dorian LPG Ltd.
Notes to Unaudited Condensed Consolidated Financial Statements
(Expressed in United States Dollars)
1. Basis of Presentation and General Information
Dorian LPG Ltd. ("Dorian") was incorporated on July 1, 2013 under the laws of the Republic of the Marshall Islands and is headquartered in the United States and is engaged in the transportation of liquefied petroleum gas ("LPG") worldwide through the ownership and operation of LPG tankers. Dorian LPG Ltd. and its subsidiaries (together "we", "us", "our", "DLPG" or the "Company") is primarily focused on owning and operating very large gas carriers ("VLGCs"), each with a cargo carrying capacity of greater than 80,000 cbm. Following the deliveries of the Clermont and the Cheyenne, ECO-design VLGCs, on October 13, 2015 and October 22, 2015, respectively, our fleet consists of seventeen LPG carriers, including thirteen fuel-efficient 84,000 cbm ECO-design VLGCs, three 82,000 cbm VLGCs and one pressurized 5,000 cbm vessel. In addition, we have newbuilding contracts for the construction of six new fuel-efficient 84,000 cbm ECO-design VLGCs at Hyundai Heavy Industries Co., Ltd. ("Hyundai" or "HHI"), and Daewoo Shipping and Marine Engineering Ltd. ("Daewoo" or "DSME"), both of which are based in South Korea, with scheduled deliveries between October 2015 and February 2016. We refer to these contracts along with the VLGCs that were delivered between July 2014 and October 2015 as our VLGC Newbuilding Program.
On April 1, 2015, Dorian LPG Ltd. and Phoenix Tankers Pte. Ltd. ("Phoenix"), a wholly-owned subsidiary of Mitsui OSK Lines Ltd, began operation of Helios LPG Pool LLC, or the Helios Pool, a 50% joint venture, which is a pool of VLGC vessels. We believe that the operation of certain of our VLGCs in this pool will allow us to achieve better market coverage and utilization. Vessels entered into the Helios Pool are commercially managed jointly by Dorian LPG (UK) Ltd., our wholly-owned subsidiary, and Phoenix. The members of the Helios Pool share in the net pool revenues generated by the entire group of vessels in the pool, weighted according to certain technical vessel characteristics, and net pool revenues (see Note 2) are distributed as time charter hire to each participant. The vessels entered into the Helios Pool may operate either in the spot market, contracts of affreightment, or on time charters of two years' duration or less.
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
Our interim results are subject to seasonal and other fluctuations, and the operating results for any quarter are therefore not necessarily indicative of results that may be otherwise expected for the entire year.
 Our subsidiaries as of September 30, 2015, which are all wholly-owned and are incorporated in Republic of the Marshall Islands (unless otherwise noted), are listed below.

Vessel Owning Subsidiaries
Subsidiary	Type of vessel(2)	Vessel's name	Built	CBM(1)
CNML LPG Transport LLC	VLGC	Captain Nicholas ML	2008	82,000
CJNP LPG Transport LLC	VLGC	Captain John NP	2007	82,000
CMNL LPG Transport LLC	VLGC	Captain Markos NL	2006	82,000
Grendon Tanker LLC	PGC	LPG Grendon	1996	5,000
Comet LPG Transport LLC	VLGC	Comet	2014	84,000
Corsair LPG Transport LLC	VLGC	Corsair	2014	84,000
Corvette LPG Transport LLC	VLGC	Corvette	2015	84,000
Dorian Shanghai LPG Transport LLC	VLGC	Cougar	2015	84,000
Concorde LPG Transport LLC	VLGC	Concorde	2015	84,000
Dorian Houston LPG Transport LLC	VLGC	Cobra	2015	84,000
Dorian Sao Paulo LPG Transport LLC	VLGC	Continental	2015	84,000
Dorian Ulsan LPG Transport LLC	VLGC	Constitution	2015	84,000
Dorian Amsterdam LPG Transport LLC	VLGC	Commodore	2015	84,000
Dorian Dubai LPG Transport LLC	VLGC	Cresques	2015	84,000
Constellation LPG Transport LLC	VLGC	Constellation	2015	84,000
Newbuilding Vessel Owning Subsidiaries(3)
Subsidiary	Type of vessel(2)	Hull number	Vessel's Name	Estimated vessel delivery date(4)	CBM(1)
Dorian Monaco LPG Transport LLC	VLGC	S756	Cheyenne	Q4 2015	84,000
Dorian Barcelona LPG Transport LLC	VLGC	S752	Clermont	Q4 2015	84,000
Dorian Geneva LPG Transport LLC	VLGC	2337	Cratis	Q4 2015	84,000
Dorian Cape Town LPG Transport LLC	VLGC	S754	Chaparral	Q4 2015	84,000
Dorian Tokyo LPG Transport LLC	VLGC	2338	Copernicus	Q4 2015	84,000
Commander LPG Transport LLC	VLGC	2662	Commander	Q4 2015	84,000
Dorian Explorer LPG Transport LLC	VLGC	S757	Challenger	Q4 2015	84,000
Dorian Exporter LPG Transport LLC	VLGC	S758	Caravelle	Q1 2016	84,000

Management Subsidiaries
Subsidiary	Incorporation Date
Dorian LPG Management Corp	July 2, 2013
Dorian LPG (USA) LLC (incorporated in USA)	July 2, 2013
Dorian LPG (UK) Ltd. (incorporated in UK)	November 18, 2013
Dorian LPG Finance LLC	January 16, 2015
Occident River Trading Limited (incorporated in UK)	January 9, 2015

Dormant Subsidiaries

Subsidiary	Incorporation Date
SeaCor LPG I LLC	April 26, 2013
SeaCor LPG II LLC	April 26, 2013
Capricorn LPG Transport LLC	November 15, 2013
Constitution LPG Transport LLC	February 17, 2014

(1)	CBM: Cubic meters, a standard measure for LPG tanker capacity
(2)	Very Large Gas Carrier ("VLGC"), Pressurized Gas Carrier ("PGC")
(3)	Represents newbuilding vessels not yet delivered as of September 30, 2015
(4)	Represents calendar year quarters

2. Significant Accounting Policies

The same accounting policies have been followed in these unaudited interim condensed consolidated financial statements as were applied in the preparation of our audited financial statements for the year ended March 31, 2015 (see Note 2 of the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2015).

Additionally, as of April 1, 2015, we began operations of pooling arrangements. Net pool revenues—related party for each vessel in the pool is determined in accordance with the profit sharing terms specified within the pool agreement. In particular, the pool manager calculates the net pool revenues using gross revenues less voyage expenses of all the pool vessels and less the general and administrative expenses of the pool and distributes the net pool revenues as time charter hire to participants based on:

•	pool points (vessel attributes such as cargo carrying capacity, fuel consumption, and construction characteristics are taken into consideration); and

•	number of days the vessel participated in the pool in the period.

 We recognize net pool revenues on a monthly basis, when the vessel has participated in the pool during the period and the amount of net pool revenues for the month can be estimated reliably.

 In February 2015, the Financial Accounting Standards Board ("FASB") issued accounting guidance amending consolidation analysis which focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. This new standard simplifies consolidation accounting by reducing the number of consolidation models and providing incremental benefits to stakeholders. In addition, the new standard places more emphasis on risk of loss when determining a controlling financial interest, reduces the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (a "VIE"), and changes consolidation conclusion for public and private companies in several industries that typically make use of limited partnerships or VIEs. The pronouncement is effective prospectively for annual periods beginning after December 15, 2015, and interim periods within that reporting period. We are currently assessing the impact the amended guidance will have on our financial statements.

 In April 2015, an accounting pronouncement was issued by the FASB to update the guidance related to the presentation of debt issuance costs. This guidance requires debt issuance costs, related to a recognized debt liability, be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability rather than being presented as an asset. This pronouncement is effective retrospectively for fiscal years beginning after December 15, 2015 and interim periods within that reporting period, with early adoption permitted. We intend to adopt this pronouncement on April 1, 2016, and we are currently assessing the impact the amended guidance will have on our financial statements.

 In May 2014, the FASB amended its accounting guidance for revenue recognition. The fundamental principles of the new guidance are that companies should recognize revenue in a manner that reflects the timing of the transfer of services to customers and consideration that a company expects to receive for the services provided. It also requires additional disclosures necessary for the financial statement users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB voted to defer the effective date by one year for fiscal years beginning on or after December 15, 2017 and interim periods within that reporting period and permit early adoption of the standard, but not before the beginning of 2017. We are currently assessing the impact the amended guidance will have on our financial statements.

 In July 2015, the FASB issued accounting guidance requiring entities to measure most inventory at the lower of cost and net realizable value. The pronouncement is effective prospectively for annual periods beginning after December 15, 2016, and interim periods within that reporting period. We are currently assessing the impact the amended guidance will have on our financial statements.

3. Transactions with Related Parties
 Dorian (Hellas), S.A.
 As of July 1, 2014, vessel management services and the associated agreements for our fleet were transferred from Dorian (Hellas), S.A. ("Dorian Hellas," "DHSA" or the "Manager") and are now provided through our wholly-owned subsidiaries Dorian LPG (USA) LLC, Dorian LPG (UK) Ltd. and Dorian LPG Management Corp. Subsequent to the transition agreements, Eagle Ocean Transport, Inc. ("Eagle Ocean Transport") continues to incur related travel costs for certain transitioned employees as well as office-related costs, for which we reimbursed Eagle Ocean Transport $0.3 million and $0.4 million for the three and six months ended September 30, 2015, respectively. Such expenses are reimbursed based on their actual cost. Pursuant to a one year agreement that commenced on July 1, 2014 between Dorian LPG (UK) Ltd. and DHSA, chartering and operational services are provided by Dorian LPG (UK) Ltd. to DHSA. Fees for these services are included in "Other income—related parties" in the unaudited condensed consolidated statement of operations included herein and were less than $0.1 million and $0.1 million for the three and six months ended September 30, 2015, respectively.
 We outsourced the technical and commercial management of our vessels to DHSA, a related party, through June 30, 2014, pursuant to management agreements entered into by each vessel owning subsidiary on July 26, 2013, as amended. In addition, under these management agreements, strategic and financial services had also been outsourced to DHSA. DHSA had entered into agreements with each of Eagle Ocean Transport and Highbury Shipping Services Limited ("HSSL"), to provide certain of these services on behalf of the vessel owning companies. Management fees incurred related to these agreements are presented as Management fees‑related party in the consolidated statement of operations in the relevant period. There were no management fees related to these agreements subsequent to June 30, 2014.
 Additionally, a fixed monthly fee of $15,000 per hull was payable to DHSA for pre‑delivery services provided during the period from July 29, 2013 until June 30, 2014. Management fees related to the pre‑delivery services during the six months ended September 30, 2014 amounted to $0.9 million, which have been capitalized and presented in vessels under construction or vessels, net for vessels that have been delivered. There were no Management fees related to the pre-delivery services during the three months ended September 30, 2014 or for the three and six months ended September 30, 2015.
Helios LPG Pool LLC
 On April 1, 2015, Dorian LPG Ltd. and Phoenix established the Helios Pool and entered into a pool participation agreement for the purpose of establishing and operating, as charterer, under a time charter to be entered into with owners or disponent owners of VLGCs, a commercial pool of VLGCs whereby revenues and expenses are shared as described in Note 2 above. We hold a 50% interest in the Helios Pool as a joint venture with Phoenix and all significant rights and obligations are equally shared by both parties. We have determined that the Helios Pool is a VIE that we do not consolidate as we are not the primary beneficiary and do not have a controlling financial interest. As of September 30, 2015, we had receivables from the Helios Pool of $40.5 million, including $6.6 million of working capital contributed for the operation of the vessels in the pool. Our maximum exposure to losses from the pool as of September 30, 2015 is limited to this investment of working capital. The Helios Pool does not have any third-party debt obligations. The Helios Pool has entered into commercial management agreements with each of Dorian LPG (UK) Ltd. and Phoenix as commercial managers and has appointed both commercial managers as the exclusive commercial managers of pool vessels. Fees for services provided by Dorian LPG (UK) Ltd. are included in "Other income—related parties" in the unaudited condensed consolidated statement of operations and were $0.4 million and $0.8 million for the three and six months ended September 30, 2015.
 Through our vessel owning subsidiaries, we have chartered vessels to the Helios Pool during the three and six months ended September 30, 2015. The time charter revenue from the Helios Pool is variable depending upon the net results of the pool, operating days and pool points for each vessel. The Helios Pool enters into voyage and time charters with external parties and receives freight and related revenue and incurs voyage costs such as bunkers, port costs and commissions. At the end of each month, the pool aggregates the revenue and expenses for all the vessels in the pool and distributes net pool revenues to the participants based on the results of the pool, operating days and pool points, as variable time charter hire for the relevant vessel. We recognize net pool revenues on a monthly basis, when the vessel has participated in the pool during the period and the amount of pool revenues for the month can be estimated reliably. Revenue earned is presented in Note 9.

4. Deferred Charges, Net
The analysis and movement of deferred charges is presented in the table below:
	Financing costs	Drydocking costs	Total deferred charges, net
Balance, April 1, 2015	13,296,216	669,705	13,965,921
Additions	7,437,370	—	7,437,370
Amortization	(634,500)	(125,108)	(759,608)
Balance, September 30, 2015	20,099,086	544,597	20,643,683
 Financing costs incurred during the six months ended September 30, 2015 relate to a $758 million debt facility that we entered into in March 2015 (the "2015 Debt Facility"). See Note 7 below.
 There were no drydockings during the six months ended September 30, 2015.
5. Vessels, Net

	Cost	Accumulated depreciation	Net book value
Balance, April 1, 2015	439,180,669	(19,204,616)	419,976,053
Additions	644,784,354	—	644,784,354
Disposals	(268,281)	26,060	(242,221)
Depreciation	—	(12,939,245)	(12,939,245)
Balance, September 30, 2015	1,083,696,742	(32,117,801)	1,051,578,941

 The additions to Vessels, net represent amounts transferred from Vessels under Construction relating to the cost of our nine newbuildings that were delivered to us during the six months ended September 30, 2015.
 Vessels, with a total carrying value of $1,047.8 million and $416.0 million as of September 30, 2015 and March 31, 2015, respectively, are first‑priority mortgaged as collateral for our long-term debt facilities (refer to Note 7 below). No impairment loss was recorded for the periods presented.
6. Vessels Under Construction

Balance, April 1, 2015	398,175,504
Installment payments to shipyards	463,693,929
Other capitalized expenditures	13,949,868
Capitalized interest	3,630,321
Vessels delivered (transferred to Vessels)	(644,784,354)
Balance, September 30, 2015	234,665,268
 Other capitalized expenditures for the six months ended September 30, 2015 represent LPG coolant of $2.2 million and fees paid to third party vendors of $11.7 million for supervision and other newbuilding pre‑delivery costs including engineering and technical support, liaising with the shipyard, and ensuring key suppliers are integrated into the production planning process.
7. Long-term Debt
 RBS Loan Facility - refer to Note 11 of the consolidated financial statements included in our 2015 Annual Report on Form 10-K for the year ended March 31, 2015.

 2015 Debt Facility – refer to Note 11 of the consolidated financial statements included in our 2015 Annual Report on Form 10-K for the year ended March 31, 2015 for additional information related to the 2015 Debt Facility. During the six months ended September 30, 2015, we made drawdowns under the 2015 Debt Facility of $338.3 million, including $4.8 million of fees, which was secured by the Cougar, Concorde, Cobra, Continental, Constitution, Commodore, Cresques and Constellation and was divided into the four separate tranches. As of September 30, 2015, $338.6 million was available to be drawn under the facility.
Debt Obligations
The table below presents our debt obligations:

RBS Loan Facility	September 30, 2015	March 31, 2015
Tranche A	39,100,000	40,800,000
Tranche B	29,405,500	30,684,000
Tranche C	45,795,000	47,622,500
Total	114,300,500	119,106,500

2015 Debt Facility
Commercial Financing	136,502,693	26,695,381
KEXIM Direct Financing	111,368,423	21,890,212
KEXIM Guaranteed	110,173,250	21,655,293
K-sure Insured	55,943,347	10,996,041
Total	413,987,713	81,236,927
Total debt obligations	528,288,213	200,343,427

Presented as follows:
Current portion of long‑term debt	42,360,541	15,677,553
Long‑term debt—net of current portion	485,927,672	184,665,874
Total	528,288,213	200,343,427
8. Stock-Based Compensation Plans
 Our stock-based compensation expense was $0.9 million and $1.8 million for the three and six months ended September 30, 2015, respectively, and was $0.8 million for the three and six months ended September 30, 2014. Stock-based compensation expense is included within general and administrative expenses in the unaudited condensed consolidated statements of operations. Unrecognized compensation cost was $14.1 million as of September 30, 2015 and will be recognized over the remaining weighted average life of 3.95 years. For more information on our equity incentive plan, see Note 13 of the consolidated financial statements included in our 2015 Annual Report on Form 10-K for the year ended March 31, 2015.
 A summary of the activity of restricted shares awarded under our equity incentive plan as of September 30, 2015 and changes during the six months then ended, is as follows:
Restricted Share Awards	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested as of March 31, 2015	929,000	$19.70
Granted	—	—
Unvested as of September 30, 2015	929,000	$19.70

9. Revenues
 Revenues comprise the following:
	Three months ended		Six months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net pool revenues—related party	$49,345,687	$—	$64,656,246	$—
Voyage charter revenues	15,581,830	13,738,052	30,446,014	21,927,340
Time charter revenues	9,559,631	6,373,220	14,931,835	13,747,585
Other revenues	459,284	246,939	554,797	537,126
Total	$74,946,432	$20,358,211	$110,588,892	$36,212,051

 Net pool revenues—related party depend upon the net results of the Helios Pool, operating days and pool points for each vessel. See Note 3 to our unaudited interim condensed consolidated financial statements.
 Time charter revenue included a profit‑sharing element of the time charter agreements of $2.2 million and $5.3 million for the three and six months ended September 30, 2014, respectively. There was no profit‑sharing element of the time charter agreements for the three and six months ended September 30, 2015. Other revenues represents income from charterers relating to reimbursement of voyage expenses such as costs for security guards and war risk insurance.
10. Financial Instruments and Fair Value Disclosures
 Our principal financial assets consist of cash and cash equivalents, amounts due from related parties and trade accounts receivable. Our principal financial liabilities consist of long‑term bank loan, interest rate swaps, accounts payable, amounts due to related parties and accrued liabilities.
 (a)             Concentration of credit risk:  Financial instruments, which may subject us to significant concentrations of credit risk, consist principally of amounts due from our charterers, including the receivable from Helios Pool, and cash and cash equivalents. We limit our credit risk with amounts due from our charterers by performing ongoing credit evaluations of our charterers' financial condition and generally do not require collateral from our charterers. We limit our credit risk with our cash and cash equivalents by placing it with highly-rated financial institutions.
 (b)              Interest rate risk:  Our long‑term bank loans are based on LIBOR and hence we are exposed to movements thereto. We entered into interest rate swap agreements in order to hedge our variable interest rate exposure related to the RBS Loan Facility and our 2015 Debt Facility. The interest rate swaps related to the RBS Loan Facility effectively convert substantially all of our RBS Loan Facility from a floating to a fixed rate. To hedge our exposure to changes in interest rates we are a party to five floating‑to‑fixed interest rate swaps with RBS. In September 2015, we entered into interest rate swaps with Citibank N.A. ("Citibank") and ING Bank N.V. ("ING") to effectively convert a notional amount of $200 million and $50 million, respectively, of debt related to our 2015 Debt Facility from a floating rate to a fixed rate and each has a termination date of March 23, 2022. The fixed interest rate is 1.93% and 2.00% on the Citibank and ING swaps, respectively. Interest rate swaps are stated at fair value, which is determined using a discounted cash flow approach based on market‑based LIBOR swap yield rates. LIBOR swap rates are observable at commonly quoted intervals for the full terms of the swaps and therefore are considered Level 2 items in accordance with the fair value hierarchy. The fair value of the interest rate swap agreements approximates the amount that we would have to pay for the early termination of the agreements.
 (c)              Fair value Measurements:  The following table summarizes the bases used to measure the financial assets and liabilities that are carried at fair value on a recurring basis on our balance sheet, which comprise our financial derivatives all of which are considered Level 2 items in accordance with the fair value hierarchy:
		September 30, 2015		March 31, 2015
Derivatives not designated as hedging instruments	Balance sheet location	Asset derivatives	Liability derivatives	Asset derivatives	Liability derivatives
Interest rate swap agreements	Long-term liabilities—Derivative instruments	—	16,455,007	—	12,730,462

 The effect of derivative instruments within the unaudited condensed consolidated statement of operations for the periods presented is as follows:
		Three months ended
Derivatives not designated as hedging instruments	Location of gain/(loss) recognized	September 30, 2015	September 30, 2014
Interest Rate Swap—Change in fair value	Gain/(loss) on derivatives, net	$(5,111,430)	$1,690,606
Interest Rate Swap—Realized loss	Gain/(loss) on derivatives, net	(1,230,333)	(1,348,297)
Gain/(loss) on derivatives—net		$(6,341,763)	$342,309

		Six months ended
Derivatives not designated as hedging instruments	Location of gain/(loss) recognized	September 30, 2015	September 30, 2014
Interest Rate Swap—Change in fair value	Gain/(loss) on derivatives, net	$(3,724,544)	$1,657,052
Interest Rate Swap—Realized loss	Gain/(loss) on derivatives, net	(2,474,824)	(2,702,887)
Gain/(loss) on derivatives—net		$(6,199,368)	$(1,045,835)

 As of September 30, 2015 and March 31, 2015, no fair value measurements for assets or liabilities under Level 1 or Level 3 were recognized in the accompanying consolidated balance sheets. We did not have any other assets or liabilities measured at fair value on a non-recurring basis during the three and six months ended September 30, 2015.
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
11. Earnings Per Share ("EPS")
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

 The calculations of basic and diluted EPS for the periods presented were as follows:

	Three months ended		Six months ended
(In U.S. dollars except share data)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Numerator:
Net income	$41,213,264	$3,768,677	$54,866,147	$7,435,926
Denominator:
Basic weighted average number of common shares outstanding	57,033,156	57,128,493	57,080,564	55,244,082
Effect of dilutive restricted stock	49,040	—	55,932	—
Diluted weighted average number of common shares outstanding	57,082,196	57,128,493	57,136,496	55,244,082
EPS:
Basic	$0.72	$0.07	$0.96	$0.13
Diluted	$0.72	$0.07	$0.96	$0.13

 For the three months ended September 30, 2015 and September 30, 2014, there were 655,000 shares of unvested restricted stock excluded from the calculation of diluted EPS because the effect of their inclusion would be anti-dilutive. For the six months ended September 30, 2015 and September 30, 2014, there were 655,000 shares of unvested restricted stock excluded from the calculation of diluted EPS because the effect of their inclusion would be anti-dilutive.

12. Commitments and Contingencies
Commitments under Newbuilding Contracts
 As of September 30, 2015, we had $405.5 million of commitments under shipbuilding contracts and supervision agreements for eight newbuildings. We expect to settle these commitments within the twelve months ended September 30, 2016.
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
13. Subsequent Events
 On October 13, 2015, we took delivery of our twelfth vessel under the VLGC Newbuilding Program, the Clermont, from HHI.
 On October 20, 2015, we entered into an interest rate swap with the Commonwealth Bank of Australia to effectively convert an amortizing notional amount of $85.7 million of debt related to our 2015 Debt Facility from a floating rate to a fixed rate of 1.43% with a termination date of March 23, 2022.
 On October 22, 2015, we took delivery of our thirteenth vessel under the VLGC Newbuilding Program, the Cheyenne, from HHI.
 On October 27, 2015, we entered into an interest rate swap with Citibank, N.A. to effectively convert an amortizing notional amount of $128.6 million of debt related to our 2015 Debt Facility from a floating rate to a fixed rate of 1.38% with a termination date of March 23, 2022.
 During October 2015, we repurchased and held 126,100 common shares as treasury shares for $1.4 million.

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
Overview
 We are a Marshall Islands corporation headquartered in the United States and primarily focused on owning and operating VLGCs, each with a cargo‑carrying capacity of greater than 80,000 cbm. Our fleet currently consists of seventeen LPG carriers, including thirteen fuel-efficient 84,000 cbm VLGCs, three 82,000 cbm VLGCs and one pressurized 5,000 cbm vessel. In addition, we have newbuilding contracts for the construction of six new 84,000 cbm VLGCs at Hyundai and Daewoo, with scheduled deliveries between October 2015 and February 2016.
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
 Our principal shareholders include SeaDor Holdings, an affiliate of SEACOR Holdings, Inc. (NYSE:CKH), Kensico Capital Management, BW Euroholdings Ltd., an affiliate of BW Group Ltd., Wellington Management Group LLP, Dorian Holdings LLC and Sino Energy Holdings LLC, an affiliate of HNA Group Co., Ltd., which own 15.9%, 13.9%, 10.4%, 8.9%, 8.1% and 6.9%, respectively, of our total shares outstanding, as of October 28, 2015. SeaDor Holdings, Kensico Capital Management and Dorian Holdings LLC are all represented on our board of directors.
 Our customers include global energy companies such as Exxon, Statoil and Shell, commodity traders such as Itochu Corporation and the Vitol Group and importers such as E1 Corp., SK Gas Co. Ltd. and Indian Oil Corporation. We intend to pursue a balanced chartering strategy by employing our vessels on a mix of multi-year time charters, some of which may include a profit-sharing component, and spot market voyages and shorter-term time charters. Four of our vessels are currently on time charters with oil majors, including one vessel on time charter within Helios LPG Pool LLC. See "Our Fleet" below for more information.
Recent Developments
 On October 13, 2015, we took delivery of our twelfth vessel under the VLGC Newbuilding Program, the Clermont, from HHI.
 On October 20, 2015, we entered into an interest rate swap with the Commonwealth Bank of Australia to effectively convert an amortizing notional amount of $85.7 million of debt related to our 2015 Debt Facility from a floating rate to a fixed rate of 1.43% with a termination date of March 23, 2022.
 On October 22, 2015, we took delivery of our thirteenth vessel under the VLGC Newbuilding Program, the Cheyenne, from HHI.
 On October 27, 2015, we entered into an interest rate swap with Citibank, N.A. to effectively convert an amortizing notional amount of $128.6 million of debt related to our 2015 Debt Facility from a floating rate to a fixed rate of 1.38% with a termination date of March 23, 2022.
During October 2015, we repurchased and held 126,100 common shares as treasury shares for $1.4 million.

Selected Financial Data
 The following table presents our selected financial data and other information as of and for the three and six months ended September 30, 2015, as of March 31, 2015, and for the three and six months ended September 30, 2014, and should be read in conjunction with our unaudited interim condensed consolidated financial statements and other financial information included in this quarterly report.

	Three months ended		Six months ended
(in U.S. dollars, except fleet data)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Statement of Operations Data
Revenues	$74,946,432	$20,358,211	$110,588,892	$36,212,051
Expenses
Voyage expenses	3,541,546	4,357,560	7,064,619	7,143,558
Vessel operating expenses	9,459,889	5,187,845	16,213,975	8,670,968
Management fees‑related party	—	—	—	1,125,000
Depreciation and amortization	8,303,555	3,034,138	13,160,982	5,501,080
General and administrative expenses	5,281,535	4,302,218	12,495,815	5,094,724
Total expenses	26,586,525	16,881,761	48,935,391	27,535,330
Operating income	48,359,907	3,476,450	61,653,501	8,676,721
Other income/(expenses)
Other income—related parties	383,643	—	767,285	—
Interest and finance costs	(931,329)	(37,452)	(1,067,129)	(215,992)
Interest income	49,259	134,273	114,844	241,628
Gain/(loss) on derivatives, net	(6,341,763)	342,309	(6,199,368)	(1,045,835)
Loss on disposal of assets	—	—	(105,549)	—
Foreign currency gain/(loss), net	(306,453)	(146,903)	(297,437)	(220,596)
Total other income/(expenses), net	(7,146,643)	292,227	(6,787,354)	(1,240,795)
Net income	$41,213,264	$3,768,677	$54,866,147	$7,435,926
Earnings per common share, basic and diluted	$0.72	$0.07	$0.96	$0.13
Other Financial Data
Adjusted EBITDA(1)	$57,655,360	$7,256,230	$77,161,163	$14,965,356
Fleet Data
Calendar days(2)	1,092	441	1,754	805
Available days (3)	1,066	388	1,714	752
Operating days(4)	1,045	350	1,624	683
Fleet utilization(5)	98.0%	90.2%	94.7%	90.8%
Average Daily Results
Time charter equivalent rate(6)	$68,330	$45,716	$63,746	$42,560
Daily vessel operating expenses(7)	$8,663	$11,764	$9,244	$10,771

(in U.S. dollars)	As of September 30, 2015	As of March 31, 2015
Balance Sheet Data
Cash and cash equivalents	$80,344,476	$204,821,183
Restricted cash, non‑current	42,012,789	33,210,000
Total assets	1,488,041,949	1,099,101,270
Current portion of long-term debt	42,360,541	15,677,553
Long-term debt – net of current portion	485,927,672	184,665,874
Total liabilities	562,515,117	225,887,011
Total shareholders' equity	925,526,832	873,214,259

_________________
(1)
Adjusted EBITDA is non-U.S. GAAP financial measure and represents net income before interest and finance costs, (gain)/loss on derivatives, net, stock compensation expense, impairment, loss on disposal of assets and depreciation and amortization and is used as a supplemental financial measure by management to assess our financial and operating performance. We believe that adjusted EBITDA assists our management and investors by increasing the comparability of our performance from period to period. This increased comparability is achieved by excluding the potentially disparate effects between periods of derivatives, interest and finance costs, stock-based compensation expense, impairment, and depreciation and amortization expense, which items are affected by various and possibly changing financing methods, capital structure and historical cost basis and which items may significantly affect net income between periods. We believe that including adjusted EBITDA as a financial and operating measure benefits investors in selecting between investing in us and other investment alternatives.

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
The following table sets forth a reconciliation of net income to Adjusted EBITDA (unaudited) for the periods presented:

	Three months ended		Six months ended
(in U.S. dollars)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net income	$41,213,264	$3,768,677	$54,866,147	$7,435,926
Interest and finance costs	931,329	37,452	1,067,129	215,992
(Gain)/loss on derivatives, net	6,341,763	(342,309)	6,199,368	1,045,835
Stock-based compensation expense	865,449	758,272	1,761,988	766,523
Depreciation and amortization	8,303,555	3,034,138	13,160,982	5,501,080
Loss on disposal of assets	—	—	105,549	—
Adjusted EBITDA	$57,655,360	$7,256,230	$77,161,163	$14,965,356

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

(6)
Time charter equivalent rate, or TCE rate, is a measure of the average daily revenue performance of a vessel. TCE rate is a shipping industry performance measure used primarily to compare period‑to‑period changes in a shipping company's performance despite changes in the mix of charter types (such as time charters, voyage charters) under which the vessels may be employed between the periods. Our method of calculating TCE rate is to divide the sum of revenues net of voyage expenses by operating days for the relevant time period.

(7)	Daily vessel operating expenses are calculated by dividing vessel operating expenses by calendar days for the relevant time period.

Our Fleet
The following table sets forth certain information regarding our vessels as of October 28, 2015:
	Capacity (Cbm)	Shipyard	Sister Ships	Year Built/ Estimated Delivery(1)	ECO Vessel(2)	Employment(3)	Charter Expiration(1)
OPERATING FLEET
VLGCs
Captain Nicholas ML	82,000	Hyundai	A	2008	—	Pool	—
Captain John NP	82,000	Hyundai	A	2007	—	Spot	—
Captain Markos NL (4)	82,000	Hyundai	A	2006	—	Time Charter	Q4 2019
Comet (5)	84,000	Hyundai	B	2014	X	Time Charter	Q3 2019
Corsair (6)	84,000	Hyundai	B	2014	X	Time Charter	Q3 2018
Corvette	84,000	Hyundai	B	2015	X	Spot	—
Cougar	84,000	Hyundai	B	2015	X	Pool	—
Concorde	84,000	Hyundai	B	2015	X	Spot	—
Cobra (7)	84,000	Hyundai	B	2015	X	Pool	Q3 2016
Continental	84,000	Hyundai	B	2015	X	Pool	—
Constitution	84,000	Hyundai	B	2015	X	Pool	—
Commodore	84,000	Hyundai	B	2015	X	Pool	—
Constellation	84,000	Hyundai	B	2015	X	Pool	—
Cresques	84,000	Daewoo	C	2015	X	Pool	—
Clermont	84,000	Hyundai	B	2015	X	Pool	—
Cheyenne	84,000	Hyundai	B	2015	X	Pool	—
PGC
Grendon	5,000	Higaki		1996	—	Spot	—
NEWBUILDING VLGCs
Cratis	84,000	Daewoo	C	Q4 2015	X	—	—
Chaparral	84,000	Hyundai	B	Q4 2015	X	—	—
Commander	84,000	Hyundai	B	Q4 2015	X	—	—
Copernicus	84,000	Daewoo	C	Q4 2015	X	—	—
Challenger	84,000	Hyundai	B	Q4 2015	X	—	—
Caravelle	84,000	Hyundai	B	Q1 2016	X	—	—
Total	1,847,000

(1)	Represents calendar year quarters.

(2)	Represents vessels with very low revolutions per minute, long‑stroke, electronically controlled engines, larger propellers, advanced hull design, and low friction paint.

(3)
"Pool" indicates that the vessel is operated in the Helios Pool and receives as charter hire a portion of the net income of the pool calculated according to a formula based on the vessel's pro rata performance in the pool.

(4)	Currently on time charter with an oil major that began in December 2014.

(5)	Currently on a time charter with an oil major that began in July 2014.

(6)	Currently on time charter with an oil major that began in July 2015.
(7)	Currently on a time charter with an oil major within the Helios Pool that began in July 2015.

Results of Operations – For the three months ended September 30, 2015 and September 30, 2014
Revenues
The following table compares our Revenues for the three months ended September 30:

	2015	2014	Increase / (Decrease)	Percent Change

Net pool revenues—related party	$49,345,687	$—	$49,345,687	NM
Voyage charter revenues	15,581,830	13,738,052	1,843,778	13.4%
Time charter revenues	9,559,631	6,373,220	3,186,411	50.0%
Other revenues	459,284	246,939	212,345	86.0%
Total	$74,946,432	$20,358,211	$54,588,221	268.1%
Revenues of $74.9 million for the three months ended September 30, 2015, which represent net pool revenues-related party, voyage charters, time charters and other revenues earned by our VLGCs and our pressurized 5,000 cbm vessel, increased $54.6 million, or 268.1%, from $20.4 million for the three months ended September 30, 2014. The increase is primarily attributable to $47.6 million of revenues contributed by eight of our newbuilding VLGCs that were delivered subsequent to September 30, 2014 along with an increase of $4.6 million of revenues related to a VLGC that was delivered at the end of September 2014. An increase of $1.2 million from the three months ended September 30, 2014 to September 30, 2015 was due to an increase in VLGC rates and operating days for four VLGCs operating in both three month periods. The Grendon's revenues increased $1.0 million to $1.2 million on 88 operating days for the three months ended September 30, 2015 from $0.2 million on 14 operating days and 10 days in drydock for the three months ended September 30, 2014.
Voyage Expenses
Voyage expenses were $3.5 million during the three months ended September 30, 2015, a decrease of $0.9 million, from $4.4 million for the three months ended September 30, 2014. This decrease was mainly attributable to a decrease in VLGC bunkers of $1.6 million resulting from lower bunker prices, partially offset by an increase in VLGC port expenses of $0.2 million and other voyage expenses of $0.2 million. The Grendon's voyage expenses increased $0.3 million to $0.6 million on 88 operating days for the three months ended September 30, 2015 from $0.3 million on 14 operating days and 10 days in drydock for the three months ended September 30, 2014.
Vessel Operating Expenses
Vessel operating expenses were $9.5 million during the three months ended September 30, 2015, or $8,663 per vessel per calendar day, which is calculated by dividing vessel operating expenses by calendar days for the relevant time period. This was an increase of $4.3 million from $5.2 million for the three months ended September 30, 2014. Vessel operating expenses per calendar day decreased $3,101 from $11,764 for the three months ended September 30, 2014 to $8,663 for the three months ended September 30, 2015. The gross increase was primarily the result of an increase in the number of vessels operating in our fleet during the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The decrease in vessel operating expenses per day of $3,101 is primarily attributable to higher absorption of costs related to the training of additional crew over a greater number of calendar days on our expanded VLGC fleet and the reduced operating cost of our ECO-design VLGCs compared to the 82,000 cbm VLGCs in our fleet. The Grendon's vessel operating expenses decreased $0.4 million to $0.6 million for the three months ended September 30, 2015 from $1.0 million for the three months ended September 30, 2014 due mainly to a decrease in repairs and maintenance of $0.3 million and spares of $0.1 million.
Depreciation and Amortization
Depreciation and amortization was $8.3 million for the three months ended September 30, 2015, an increase of $5.3 million from $3.0 million for the three months ended September 30, 2014 that mainly relates to depreciation expense for our additional operating vessels.

General and Administrative Expenses
General and administrative expenses were $5.3 million for the three months ended September 30, 2015, an increase of $1.0 million from $4.3 million for the three months ended September 30, 2014, mainly due to an increase of $1.0 million for certain non-capitalizable costs incurred prior to vessel delivery. General and administrative expenses for the three months ended September 30, 2015 were comprised of $2.2 million of salaries and benefits, $1.3 million for costs to prepare new vessels for operations, $0.9 million of stock-based compensation, and $0.9 million of other general and administrative expenses.
Interest and Finance Costs
Interest and finance costs amounted to $0.9 million for the three months ended September 30, 2015, an increase of $0.9 million from less than $0.1 million for the three months ended September 30, 2014. The increase of $0.9 million during this period was mainly due to a $1.0 million increase in interest incurred on our long-term debt, amortization and other financing expenses from $0.8 million in the three months ended September 30, 2014 to $1.8 million in the three month period ended September 30, 2015. These increases were offset somewhat by a $0.1 million increase in capitalized interest from $0.8 million in the three months ended September 30, 2014 to $0.9 million in the three months ended September 30, 2015. The average indebtedness during the three months ended September 30, 2015 was $415.3 million compared to $125.8 million during the three months ended September 30, 2014. The outstanding balance of our long term debt as of September 30, 2015 was $528.3 million.
Gain/(loss) on Derivatives, net
Gain/(loss) on derivatives, net, amounted to a net loss of approximately $6.3 million for three months ended September 30, 2015, compared to a net gain of $0.3 million for the three months ended September 30, 2014. The net loss on derivatives for the three months ended September 30, 2015 was comprised of an unrealized loss of $5.1 million from the changes in the fair value of the interest rate swaps primarily from new swaps entered into during the period (see Note 10 to our unaudited interim condensed consolidated financial statements), and a realized loss of $1.2 million. For the three months ended September 30, 2014, the net gain on derivatives was primarily comprised of an unrealized gain of $1.7 million from the changes in the fair value of the interest rate swaps, partially offset by a realized loss of $1.4 million.
Results of Operations – For the six months ended September 30, 2015 and September 30, 2014
Revenues
The following table compares our Revenues for the six months ended September 30:

	2015	2014	Increase / (Decrease)	Percent Change

Net pool revenues—related party	$64,656,246	$—	$64,656,246	NM
Voyage charter revenues	30,446,014	21,927,340	8,518,674	38.8%
Time charter revenues	14,931,835	13,747,585	1,184,250	8.6%
Other revenues	554,798	537,126	17,672	3.3%
Total	$110,588,893	$36,212,051	$74,376,842	205.4%
Revenues of $110.6 million for the six months ended September 30, 2015, which represent net pool revenues-related party, voyage charters, time charters and other revenues earned by our VLGCs and our pressurized 5,000 cbm vessel, increased $74.4 million, or 205.4%, from $36.2 million for the six months ended September 30, 2014. The increase was primarily attributable to $56.9 million of revenues contributed by eight of our newbuilding VLGCs that were delivered subsequent to September 30, 2014 along with an increase of $9.6 million of revenues related to a VLGC that was delivered at the end of September 2014. An increase of $6.6 million from the six months ended September 30, 2014 to September 30, 2015 was due to an increase in VLGC rates and operating days for four VLGCs operating in both six month periods. The Grendon's revenues increased $1.3 million to $2.1 million on 155 operating days for the six months ended September 30, 2015 from $0.8 million on 74 operating days and 10 days in drydock for the six months ended September 30, 2014.

Voyage Expenses
Voyage expenses were $7.1 million during the six months ended September 30, 2015, and were relatively unchanged from $7.1 million for the six months ended September 30, 2014. VLGC voyage expenses decreased $0.7 million due to a decrease in VLGC bunkers of $1.6 million resulting mainly from lower bunker prices, partially offset by an increase in VLGC port expenses of $0.7 million and other voyage expenses of $0.2 million. Offsetting the decrease in VLGC voyage expenses was an increase in the Grendon's voyage expenses of $0.7 million to $1.1 million on 155 operating days for the six months ended September 30, 2015 from $0.4 million on 74 operating days and 10 days in drydock for the six months ended September 30, 2014. The increase was mainly due to the increase in operating days along with the Grendon's time charter expiration at the end of May 2014.
Vessel Operating Expenses
Vessel operating expenses amounted to $16.2 million during the six months ended September 30, 2015, or $9,244 per vessel per calendar day, which is calculated by dividing vessel operating expenses by calendar days for the relevant time period. This was an increase of $7.5 million from $8.7 million for to the six months ended September 30, 2014. Vessel operating expenses per calendar day decreased $1,527 from $10,771 for the six months ended September 30, 2014 to $9,244 for the six months ended September 30, 2015. The gross increase was primarily the result of an increase in the number of vessels operating in our fleet during the six months ended September 30, 2015 compared to the six months ended September 30, 2014. The decrease in vessel operating expenses per day of $1,527 is primarily attributable to higher absorption of costs relating to the training of additional crew over a greater number of calendar days on our expanded VLGC fleet and the reduced operating cost of our ECO-design VLGCs compared to the 82,000 cbm VLGCs in our fleet. The Grendon's vessel operating expenses decreased $0.4 million to $1.2 million for the six months ended September 30, 2015 from $1.6 million for the six months ended September 30, 2014 due mainly to a decrease in repairs and maintenance of $0.3 million and spares of $0.1 million.
 Management Fees—Related Party
Beginning July 1, 2014, we ceased to incur related-party management fees as a result of the completion of the transition agreements described in the section "Important Financial and Operational Terms and Concepts—Management Fees—Related Party" in our Annual Report on Form 10-K for the year ended March 31, 2015. There were no management fees for the six months ended September 30, 2015 compared to $1.1 million expensed for the six months ended September 30, 2014, which represent fees charged in accordance with our management agreements entered into with DHSA. The management fees were charged on a monthly basis per vessel and the total fees were affected by the number of vessels in our fleet.
Depreciation and Amortization
Depreciation and amortization was $13.2 million for the six months ended September 30, 2015, an increase of $7.7 million from $5.5 million for the six months ended September 30, 2014 that mainly relates to depreciation expense for our additional operating vessels.
General and Administrative Expenses
General and administrative expenses were $12.5 million for the six months ended September 30, 2015, an increase of $7.4 million from $5.1 million for the six months ended September 30, 2014, mainly due to vessel management services being transferred from DHSA, effective July 1, 2014, to our wholly owned subsidiaries Dorian LPG (USA) LLC, Dorian LPG (UK) Ltd. and Dorian LPG Management Corp., which caused a decline in management fees from $1.1 million for the six months ended September 30, 2014 to zero management fees for the six months ended September 30, 2015. The increase in general and administrative expenses also resulted from additional personnel and associated costs to support our larger fleet and certain non-capitalizable costs incurred prior to vessel delivery. General and administrative expenses for the six months ended September 30, 2015 were comprised of $6.6 million of salaries and benefits (inclusive of $2.1 million in discretionary cash bonuses to various employees), $1.8 million of stock-based compensation, $1.6 million for costs to prepare new vessels for operations, $0.5 million for professional, legal, audit and accounting fees, and $2.0 million of other general and administrative expenses.

Interest and Finance Costs
Interest and finance costs amounted to $1.1 million for the six months ended September 30, 2015, an increase of $0.9 million from $0.2 million for the six months ended September 30, 2014. The increase of $0.9 million during this period was mainly due to a $2.9 million increase in interest incurred on our long-term debt, amortization and other financing expenses from $1.9 million in the six months ended September 30, 2014 to $4.8 million in the six months ended September 30, 2015. These increases were offset somewhat by a $2.0 million increase in capitalized interest from $1.6 million in the six months ended September 30, 2014 to $3.6 million in the six months ended September 30, 2015.  The average indebtedness during the six months ended September 30, 2015 was $315.9 million compared to $127.0 million during the six months ended September 30, 2014. The outstanding balance of our long term debt as of September 30, 2015 was $528.3 million.
Gain/(loss) on Derivatives, net
Gain/(loss) on derivatives, net, amounted to a net loss of approximately $6.2 million for six months ended September 30, 2015, compared to a net loss of $1.0 million for the six months ended September 30, 2014. The net loss on derivatives for the three months ended September 30, 2015 was comprised of an unrealized loss of $3.7 million from the changes in the fair value of the interest rate swaps, primarily from new swaps entered into during the period (see Note 10 to our unaudited interim condensed consolidated financial statements), and a realized loss of $2.5 million. For the six months ended September 30, 2014, the net loss on derivatives was primarily comprised of a realized loss of $2.7 million, partially offset by an unrealized gain of $1.7 million from the changes in the fair value of the interest rate swaps.
Liquidity and Capital Resources
Our business is capital intensive, and our future success depends on our ability to maintain a high‑quality fleet and the delivery of the remaining vessels under the VLGC Newbuilding Program. As of September 30, 2015, we had cash and cash equivalents of $80.3 million and restricted cash of $42.0 million.
Our primary source of capital during the three months ended September 30, 2015 was $338.3 million of proceeds from the 2015 Debt Facility that we used to make the final payments for our eight VLGCs delivered during the six months ended September 30, 2015 and $46.8 million in cash generated from operations during the six months ended September 30, 2015. As of September 30, 2015 we had available debt facilities of $338.6 million and total outstanding indebtedness of $528.3 million. Within the next twelve months, $42.4 million of our long-term debt is scheduled to be repaid.
As of October 28, 2015, in addition to operating expenses and financing costs, our medium‑term and long‑term liquidity needs primarily relate to contractual commitments to build six VLGCs at shipyards with delivery dates between October 2015 and February 2016. We expect to finance the remaining payments amounting to $252.0 million for these deliveries with available cash on hand and borrowings available under the 2015 Debt Facility.
Our dividend policy and stock repurchase program will also impact our future liquidity position. Marshall Islands law generally prohibits the payment of dividends or the repurchase of stock other than from surplus or while a company is insolvent or would be rendered insolvent by the payment of such a dividend. In addition, under the terms of one of our credit facilities, we may only declare or pay any dividends from our free cash flow and may not do so if (i) an event of default is occurring or (ii) the payment of such dividend would result in an event of default. Our vessel owning subsidiaries who are party to the RBS Loan Facility, as described in our Annual Report on Form 10-K for the year ended March 31, 2015, are prohibited from paying dividends without the consent of the lender. However, the loan facility permits the borrowers to make expenditures to fund the administration and operation of Dorian LPG Ltd.
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

Cash Flows
The following table summarizes our cash and cash equivalents provided by/(used in) operating, financing and investing activities for the six months ended September 30:

	2015	2014
Net cash provided by operating activities	$46,841,692	$7,917,110
Net cash used in investing activities	(486,298,974)	(153,317,519)
Net cash provided by financing activities	315,162,225	149,635,260
Net (decrease)/increase in cash and cash equivalents	$(124,476,707)	$3,881,985

Operating Cash Flows.  Net cash provided by operating activities for the six months ended September 30, 2015 was $46.8 million, driven primarily by our operating income partially offset by movements in working capital. Both of these components were impacted by our growth during fiscal year 2015 and the six months ended September 30, 2015. Operating cash inflows for the six months ended September 30, 2015, before changes in working capital, were $74.5 million. Net cash provided by operating activities for the six months ended September 30, 2014 amounted to $7.9 million, primarily due to cash flows from operating profits.
Net cash flow from operating activities depends upon our overall profitability driven by our fleet size and VLGC market rates; the timing and amount of payments for drydocking expenditures, any unscheduled repairs and maintenance activity; fluctuations in working capital balances; bunker costs; and market rates to the extent we have vessels employed on voyage charters.
Investing Cash Flows.  Net cash used in investing activities was $486.3 million for the six months ended September 30, 2015, comprised primarily of $477.3 million of scheduled payments to the shipyards, supervision costs, management fees, and other capitalized costs related to our newbuildings and an $8.8 million increase in restricted cash. Net cash used in investing activities of $153.3 million for the six months ended September 30, 2014, comprised mainly of $184.1 million of scheduled payments to the shipyards, supervision costs, management fees, and other capitalized costs related to the newbuildings, partially offset by a $30.9 million release of restricted cash.
Financing Cash Flows.  Net cash provided by financing activities was $315.2 million for the six months ended September 30, 2015 and consisted of cash proceeds from drawdowns of the 2015 Debt Facility totaling $338.3 million, offset partially by repayments of long term debt of $10.3 million, payment of financing costs of $8.5 million and repurchase of treasury stock of $4.3 million. Net cash provided by financing activities was $149.6 million for the six months ended September 30, 2014 and consisted of cash proceeds from our initial public offering, the overallotment exercise by the underwriters of our initial public offering, and a private placement of our common stock, totaling $155.8 million, offset partially by repayments of long term debt of $4.8 million and payment of equity issuance costs of $1.4 million.
Capital Expenditures.  LPG transportation is a capital‑intensive business, requiring significant investment to maintain an efficient fleet and to stay in regulatory compliance.
We entered into contracts for the construction of nineteen newbuilding vessels, eleven of which were delivered as of September 30, 2015, from our VLGC Newbuilding Program. Through October 28, 2015, an additional two newbuilding vessels were delivered resulting in remaining contractual commitments of approximately $252.0 million.
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
Debt Agreements
For information relating to our secured term loan facilities, please see Note 11 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2015 and Note 7 to our unaudited interim condensed consolidated financial statements as of and for the three and six months ended September 30, 2015 included herein.

Off-Balance Sheet Arrangements
There were no material changes in our off-balance sheet arrangements during the six months ended September 30, 2015.
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

Interest Rate Risk

The LPG shipping industry is capital intensive, requiring significant amounts of investment. Much of this investment is provided in the form of long term debt. Our debt contains interest rates that fluctuate with LIBOR. We have entered into interest rate swap agreements to economically hedge our exposure to fluctuations of interest rate risk associated with our RBS Loan Facility. For the three months ended September 30, 2015 and 2014, we economically hedged approximately 99% of our RBS Loan Facility to changes in interest rates and hence we were not materially exposed to interest rate risk on the RBS Loan Facility. We have hedged $250 million of non-amortizing principal of the 2015 Debt Facility as of September 30, 2015 and thus increasing interest rates could adversely impact our future earnings. For the 12 months following September 30, 2015, a hypothetical increase or decrease of 20 basis points in the underlying LIBOR rates would result in an increase or decrease of our interest expense on our non-hedged interest bearing debt by approximately $0.3 million assuming all other variables are held constant.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of September 30, 2015. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those internal control systems determined to be effective can provide only a level of reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the six months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. For additional risk factors that may cause actual results to differ materially from those anticipated, please refer to our 2015 Annual Report on Form 10-K for the year ended March 31, 2015.
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 5, 2015, we publicly announced that our board of directors had authorized the repurchase of up to $100 million of our common stock on or before December 31, 2016. The table below sets forth information regarding our purchases of our common stock during the quarterly period ended September 30, 2015:
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs
July 1 to 31, 2015	-	$-	-	$-
August 1 to 31, 2015	185,000	12.58	185,000	97,673,100
September 1 to 30, 2015	167,100	11.90	167,100	95,684,438
Total	352,100	$12.26	352,100	$95,684,438

ITEM 6.	EXHIBITS
See accompanying Exhibit Index included after the signature page of this report for a list of exhibits filed or furnished with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dorian LPG Ltd.
(Registrant)

Date: October 29, 2015	/s/ John Hadjipateras
John Hadjipateras
President and Chief Executive Officer (Principal Executive Officer)

Date: October 29, 2015	/s/ Theodore B. Young
Theodore B. Young
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Schema Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Schema Definition Linkbase
101.LAB	XBRL Taxonomy Extension Schema Label Linkbase
101.PRE	XBRL Taxonomy Extension Schema Presentation Linkbase

†            This certification is deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act.