Form 10-Q
period 2015-12-31
DORIAN LPG LTD.
filed 2016-01-29
CIK 1596993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________   to __________

Commission File Number: 001-36437

Dorian LPG Ltd.

(Exact name of registrant as specified in its charter)

Marshall Islands	66-0818228
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
c/o Dorian LPG (USA) LLC	06902
27 Signal Road, Stamford, CT
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  No ☒

As of January 27, 2016, there were 57,225,162 shares of the registrant’s Common Stock outstanding.

FORWARD‑LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including analyses and other information based on forecasts of future results and estimates of amounts not yet determinable and statements relating to our future prospects, developments and business strategies. Forward-looking statements are generally identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar terms and phrases, including references to assumptions. Forward-looking statements involve risks and uncertainties that may cause actual future activities and results of operations to be materially different from those suggested or described in this quarterly report.

These risks include the risks that are identified in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2015, and also include, among others, risks associated with the following:

•	future operating or financial results;

•	our limited operating history;

•	pending or recent acquisitions, business strategy and expected capital spending or operating expenses;

•	worldwide production of oil and natural gas, including production from U.S. shale fields;

•	completion of infrastructure projects to support marine transportation of liquefied petroleum gas, or LPG, including export terminals and pipelines;

•	competition in the marine transportation industry;

•	oversupply of or limited demand for LPG vessels comparable to ours;

•	supply and demand for LPG, which is affected by the production levels and price of oil, refined petroleum products and natural gas;

•	global and regional economic and political conditions;

•	shipping market trends, including charter rates, factors affecting supply and demand and world fleet composition;

•	ability to employ our vessels profitably;

•	our limited number of assets and small number of customers;

•	performance by the counterparties to our charter agreements;

•	termination of our customer contracts;

•	delays and cost overruns in vessel construction projects;

•	our ability to incur additional indebtedness under and compliance with restrictions and covenants in our debt agreements;

•	our need for cash to meet our debt service obligations and to pay installments in connection with our newbuilding vessels;

•	our levels of operating and maintenance costs;

•	our dependence on key personnel;

•	availability of skilled workers and the related labor costs;

•	compliance with governmental, tax, environmental and safety regulation;

•	changes in tax laws, treaties or regulations;

•	any non-compliance with the U.S. Foreign Corrupt Practices Act of 1977 (the “FCPA”), the U.K. Bribery Act 2010, or other applicable regulations relating to bribery;

•	general economic conditions and conditions in the oil and natural gas industry;

•	effects of new products and new technology in our industry;

•	operating hazards in the maritime transportation industry;

•	adequacy of insurance coverage in the event of a catastrophic event;

•	the volatility of the price of our common shares;

•	our incorporation under the laws of the Republic of the Marshall Islands and the limited rights to relief that may be available compared to other countries, including the United States;

•

our financial condition and liquidity, including our ability to obtain financing in the future to fund capital expenditures, acquisitions and other general corporate activities, the terms of such financing and our ability to comply with covenants set forth in such financing arrangements; and

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

Any forward-looking statements contained herein are made only as of the date of this quarterly report, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

As used in this quarterly report and unless otherwise indicated, references to “Dorian,” the “Company,” “we,” “our,” “us,” or similar terms refer to Dorian LPG Ltd. and its subsidiaries.

Dorian LPG Ltd.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dorian LPG Ltd.

Unaudited Condensed Consolidated Balance Sheets

(Expressed in United States Dollars,  except for share data)

	As of	As of
	December 31, 2015	March 31, 2015
Assets
Current assets
Cash and cash equivalents	$22,034,919	$204,821,183
Trade receivables, net and accrued revenues	12,542,013	22,847,224
Prepaid expenses and other receivables	4,033,795	1,780,548
Due from related parties	57,519,736	386,743
Inventories	2,123,758	3,375,759
Total current assets	98,254,221	233,211,457
Fixed assets
Vessels, net	1,604,987,643	419,976,053
Vessels under construction	26,523,881	398,175,504
Other fixed assets, net	641,880	464,889
Total fixed assets	1,632,153,404	818,616,446
Other non-current assets
Other non-current assets	97,454	97,446
Deferred charges, net	24,424,739	13,965,921
Derivative instruments	1,869,068	—
Due from related parties—non-current	16,500,000	—
Restricted cash	49,712,789	33,210,000
Total assets	$1,823,011,675	$1,099,101,270
Liabilities and shareholders’ equity
Current liabilities
Trade accounts payable	$9,259,449	$5,224,349
Accrued expenses	7,791,482	5,647,702
Due to related parties	557,297	525,170
Deferred income	4,704,350	1,122,239
Current portion of long-term debt	65,708,060	15,677,553
Total current liabilities	88,020,638	28,197,013
Long-term liabilities
Long-term debt—net of current portion	748,344,288	184,665,874
Derivative instruments	10,934,205	12,730,462
Other long-term liabilities	357,308	293,662
Total long-term liabilities	759,635,801	197,689,998
Total liabilities	847,656,439	225,887,011
Shareholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued nor outstanding	—	—
Common stock, $0.01 par value, 450,000,000 shares authorized, 58,057,493 and 58,057,493 shares issued, 57,225,162 and 58,057,493 shares outstanding (net of treasury stock), as of December 31, 2015 and March 31, 2015, respectively	580,575	580,575
Additional paid-in-capital	847,223,211	844,539,059
Treasury stock, at cost; 832,331 and zero shares as of December 31, 2015 and March 31, 2015, respectively	(10,070,645)	—
Retained earnings	137,622,095	28,094,625
Total shareholders’ equity	975,355,236	873,214,259
Total liabilities and shareholders’ equity	$1,823,011,675	$1,099,101,270

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dorian LPG Ltd.

Unaudited Condensed Consolidated Statements of Operations

(Expressed in United States Dollars)

	Three months ended		Nine months ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Revenues
Net pool revenues—related party	$66,044,777	$—	$130,701,023	$—
Voyage charter revenues	15,567,844	25,516,971	46,013,858	47,444,311
Time charter revenues	11,237,746	6,965,705	26,169,581	20,713,290
Other revenues	433,341	101,314	988,138	638,440
Total revenues	93,283,708	32,583,990	203,872,600	68,796,041
Expenses
Voyage expenses	4,347,222	7,755,589	11,411,841	14,899,147
Vessel operating expenses	14,265,183	5,741,206	30,479,158	14,412,174
Management fees—related party	—	—	—	1,125,000
Depreciation and amortization	13,536,900	3,966,640	26,697,882	9,467,720
General and administrative expenses	7,506,740	4,294,965	20,002,555	9,389,689
Loss on disposal of assets	—	—	105,549	—
Total expenses	39,656,045	21,758,400	88,696,985	49,293,730
Other income—related parties	383,642	—	1,150,927	—
Operating income	54,011,305	10,825,590	116,326,542	19,502,311
Other income/(expenses)
Interest and finance costs	(4,633,454)	(34,491)	(5,700,583)	(250,483)
Interest income	22,382	104,169	137,226	345,797
Gain/(loss) on derivatives, net	5,382,442	(1,340,747)	(816,926)	(2,386,582)
Foreign currency loss, net	(121,352)	(557,916)	(418,789)	(778,512)
Total other income/(expenses), net	650,018	(1,828,985)	(6,799,072)	(3,069,780)
Net income	$54,661,323	$8,996,605	$109,527,470	$16,432,531
Earnings per common share—basic	$0.97	$0.16	$1.92	$0.29
Earnings per common share—diluted	$0.97	$0.16	$1.92	$0.29

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dorian LPG Ltd.

Unaudited Condensed Consolidated Statements of Shareholders’ Equity

(Expressed in United States Dollars, except for number of shares)

	Number of			Additional
	common	Common	Treasury	paid-in	Retained
	shares	stock	stock	capital	Earnings	Total
Balance, April 1, 2014	48,365,011	$483,650	$—	$688,881,939	$2,833,843	$692,199,432
Issuance—April 24, 2014	1,412,698	14,127	—	25,849,437	—	25,863,564
Issuance—May 13, 2014	7,105,263	71,053	—	123,413,912	—	123,484,965
Issuance—May 22, 2014	245,521	2,455	—	4,335,901	—	4,338,356
Restricted share award issuances	655,000	6,550	—	(6,550)	—	—
Net income for the period	—	—	—	—	16,432,531	16,432,531
Stock-based compensation	—	—	—	1,524,802	—	1,524,802
Balance, December 31, 2014	57,783,493	$577,835	$—	$843,999,441	$19,266,374	$863,843,650

	Number of			Additional
	common	Common	Treasury	paid-in	Retained
	shares	stock	stock	capital	Earnings	Total
Balance, April 1, 2015	58,057,493	$580,575	$—	$844,539,059	$28,094,625	$873,214,259
Net income for the period	—	—	—	—	109,527,470	109,527,470
Stock-based compensation	—	—	—	2,684,152	—	2,684,152
Purchase of treasury stock	—	—	(10,070,645)	—	—	(10,070,645)
Balance, December 31, 2015	58,057,493	$580,575	$(10,070,645)	$847,223,211	$137,622,095	$975,355,236

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dorian LPG Ltd.

Unaudited Condensed Consolidated Statements of Cash Flows

(Expressed in United States Dollars)

	Nine months ended	Nine months ended
	December 31, 2015	December 31, 2014
Cash flows from operating activities:
Net income	$109,527,470	$16,432,531
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,697,882	9,467,720
Amortization of financing costs	1,553,730	693,733
Unrealized gain on derivatives	(3,665,324)	(1,637,646)
Stock-based compensation expense	3,050,819	1,524,802
Loss on disposal of assets	105,549	—
Unrealized exchange differences	322,455	954,774
Other non-cash items	61,323	731,689
Changes in operating assets and liabilities
Trade receivables, net and accrued revenue	10,305,211	(8,144,265)
Prepaid expenses and other receivables	(2,253,247)	(1,194,116)
Due from related parties	(73,632,993)	1,322,149
Inventories	1,252,001	(2,404,584)
Other non-current assets	(8)	(97,439)
Trade accounts payable	3,386,722	3,177,894
Accrued expenses and other liabilities	6,241,601	1,102,233
Due to related parties	32,127	403,903
Payments for drydocking costs	—	(538,941)
Net cash provided by operating activities	82,985,318	21,794,437
Cash flows from investing activities:
Payments for vessels and vessels under construction	(839,065,088)	(294,777,414)
Restricted cash deposits	(16,502,789)	(1,500,000)
Restricted cash released	—	30,938,702
Proceeds from disposal of assets	136,660	—
Payments to acquire other fixed assets	(443,417)	(185,336)
Net cash used in investing activities	(855,874,634)	(265,524,048)
Cash flows from financing activities:
Proceeds from long-term debt borrowings	634,648,196	—
Repayment of long-term debt borrowings	(20,939,276)	(6,084,500)
Proceeds from common share issuances	—	155,830,178
Purchase of treasury stock	(10,070,645)	—
Financing costs paid	(13,210,445)	—
Payments relating to issuance costs	—	(1,388,918)
Net cash provided by financing activities	590,427,830	148,356,760
Effects of exchange rates on cash and cash equivalents	(324,778)	(954,774)
Net decrease in cash and cash equivalents	(182,786,264)	(96,327,625)
Cash and cash equivalents at the beginning of the period	204,821,183	279,131,795
Cash and cash equivalents at the end of the period	$22,034,919	$182,804,170

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dorian LPG Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

(Expressed in United States Dollars)

1. Basis of Presentation and General Information

Dorian LPG Ltd. (“Dorian”) was incorporated on July 1, 2013 under the laws of the Republic of the Marshall Islands, is headquartered in the United States and is engaged in the transportation of liquefied petroleum gas ("LPG") worldwide through the ownership and operation of LPG tankers. Dorian and its subsidiaries (together "we", “us”, "our", "DLPG" or the "Company") is primarily focused on owning and operating very large gas carriers ("VLGCs"), each with a cargo carrying capacity of greater than 80,000 cbm. Our fleet consists of twenty-two LPG carriers, including eighteen fuel-efficient 84,000 cbm ECO-design VLGCs, three 82,000 cbm VLGCs and one pressurized 5,000 cbm vessel. In addition, we have a  newbuilding contract for the construction of one new fuel-efficient 84,000 cbm ECO-design VLGC at Hyundai Heavy Industries Co., Ltd. ("Hyundai" or "HHI"), which is scheduled to be delivered to us in February 2016. We refer to this contract along with the VLGCs that were delivered between July 2014 and December 2015 from Hyundai and Daewoo  Shipping and Marine Engineering Ltd. ("Daewoo" or “DSME”), both of which are based in South Korea, as our VLGC Newbuilding Program.

On April 1, 2015, Dorian and Phoenix Tankers Pte. Ltd. (“Phoenix”), a wholly-owned subsidiary of Mitsui OSK Lines Ltd., began operation of Helios LPG Pool LLC, or the Helios Pool, a 50% joint venture, which is a pool of VLGC vessels. We believe that the operation of certain of our VLGCs in this pool will allow us to achieve better market coverage and utilization. Vessels entered into the Helios Pool are commercially managed jointly by Dorian LPG (UK) Ltd., our wholly-owned subsidiary, and Phoenix. The members of the Helios Pool share in the net pool revenues generated by the entire group of vessels in the pool, weighted according to certain technical vessel characteristics, and net pool revenues (see Note 2) are distributed as time charter hire to each participant. The vessels entered into the Helios Pool may operate either in the spot market, contracts of affreightment, or on time charters of two years' duration or less.

On May 13, 2014, we completed our initial public offering (the “IPO”) and our shares trade on the New York Stock Exchange under the ticker symbol "LPG".

The accompanying unaudited condensed consolidated financial statements and related notes (the "Financial Statements") have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments, consisting of normal recurring items, necessary for a fair presentation of financial position, operating results and cash flows have been included in the Financial Statements. The Financial Statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended March 31, 2015 included in our Annual Report on Form 10-K for the year ended March 31, 2015 filed with the Securities and Exchange Commission (“SEC”) on June 4, 2015.

Our interim results are subject to seasonal and other fluctuations, and the operating results for any quarter are therefore not necessarily indicative of results that may be otherwise expected for the entire year.

Our subsidiaries as of December 31, 2015, which are all wholly-owned and are incorporated in Republic of the Marshall Islands (unless otherwise noted), are listed below.

Vessel Owning Subsidiaries

	Type of
Subsidiary	vessel(2)	Vessel’s name	Built	CBM(1)
CNML LPG Transport LLC	VLGC	Captain Nicholas ML	2008	82,000
CJNP LPG Transport LLC	VLGC	Captain John NP	2007	82,000
CMNL LPG Transport LLC	VLGC	Captain Markos NL	2006	82,000
Grendon Tanker LLC	PGC	Grendon	1996	5,000
Comet LPG Transport LLC	VLGC	Comet	2014	84,000
Corsair LPG Transport LLC	VLGC	Corsair	2014	84,000
Corvette LPG Transport LLC	VLGC	Corvette	2015	84,000
Dorian Shanghai LPG Transport LLC	VLGC	Cougar	2015	84,000
Concorde LPG Transport LLC	VLGC	Concorde	2015	84,000
Dorian Houston LPG Transport LLC	VLGC	Cobra	2015	84,000
Dorian Sao Paulo LPG Transport LLC	VLGC	Continental	2015	84,000
Dorian Ulsan LPG Transport LLC	VLGC	Constitution	2015	84,000
Dorian Amsterdam LPG Transport LLC	VLGC	Commodore	2015	84,000
Dorian Dubai LPG Transport LLC	VLGC	Cresques	2015	84,000
Constellation LPG Transport LLC	VLGC	Constellation	2015	84,000
Dorian Monaco LPG Transport LLC	VLGC	Cheyenne	2015	84,000
Dorian Barcelona LPG Transport LLC	VLGC	Clermont	2015	84,000
Dorian Geneva LPG Transport LLC	VLGC	Cratis	2015	84,000
Dorian Cape Town LPG Transport LLC	VLGC	Chaparral	2015	84,000
Dorian Tokyo LPG Transport LLC	VLGC	Copernicus	2015	84,000
Commander LPG Transport LLC	VLGC	Commander	2015	84,000
Dorian Explorer LPG Transport LLC	VLGC	Challenger	2015	84,000

Newbuilding Vessel Owning Subsidiaries(3)

				Estimated
	Type of	Hull		vessel
Subsidiary	vessel(2)	number	Vessel's Name	delivery date(4)	CBM(1)
Dorian Exporter LPG Transport LLC	VLGC	S758	Caravelle	Q1 2016	84,000

(1)	CBM: Cubic meters, a standard measure for LPG tanker capacity
(2)	Very Large Gas Carrier (“VLGC”), Pressurized Gas Carrier (“PGC”)
(3)	Represents the owning subsidiary of a newbuilding vessel that was not yet delivered as of December 31, 2015
(4)	Represents calendar year quarters

Management Subsidiaries

Incorporation
Subsidiary	Date
Dorian LPG Management Corp	July 2, 2013
Dorian LPG (USA) LLC (incorporated in USA)	July 2, 2013
Dorian LPG (UK) Ltd. (incorporated in UK)	November 18, 2013
Dorian LPG Finance LLC	January 16, 2015
Occident River Trading Limited (incorporated in UK)	January 9, 2015

Dormant Subsidiaries

Incorporation
Subsidiary	Date
SeaCor LPG I LLC	April 26, 2013
SeaCor LPG II LLC	April 26, 2013
Capricorn LPG Transport LLC	November 15, 2013
Constitution LPG Transport LLC	February 17, 2014

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

We recognize net pool revenues—related party on a monthly basis, when the vessel has participated in the pool during the period and the amount of net pool revenues for the month can be estimated reliably.

In February 2015, the Financial Accounting Standards Board (“FASB”) issued accounting guidance amending consolidation analysis which focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. This new standard simplifies consolidation accounting by reducing the number of consolidation models and providing incremental benefits to stakeholders. In addition, the new standard places more emphasis on risk of loss when determining a controlling financial interest, reduces the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (a “VIE”), and changes consolidation conclusion for public and private companies in several industries that typically make use of limited partnerships or VIEs. The pronouncement is effective prospectively for annual periods beginning after December 15, 2015, and interim periods within that reporting period. We are currently assessing the impact the amended guidance will have on our financial statements.

In April 2015, an accounting pronouncement was issued by the FASB to update the guidance related to the presentation of debt issuance costs. This guidance requires debt issuance costs, related to a recognized debt liability, be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability rather than being presented as an asset. This pronouncement is effective retrospectively for fiscal years beginning after December 15, 2015 and interim periods within that reporting period, with early adoption permitted. We intend to adopt this pronouncement on April 1, 2016, and the amount of debt issuance costs that would be classified on our balance sheet as a reduction of debt was $23.9 million as of December 31, 2015 and $13.3 million as of March 31, 2015.

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

3. Transactions with Related Parties

Dorian (Hellas), S.A.

As of July 1, 2014, vessel management services and the associated agreements for our fleet were transferred from Dorian (Hellas), S.A. (“Dorian Hellas,” “DHSA” or the “Manager”) and are now provided through our wholly-owned subsidiaries Dorian LPG (USA) LLC, Dorian LPG (UK) Ltd. and Dorian LPG Management Corp. Subsequent to the transition agreements, Eagle Ocean Transport, Inc. (“Eagle Ocean Transport”) continues to incur related travel costs for certain transitioned employees as well as office-related costs, for which we reimbursed Eagle Ocean Transport $0.2 million and $0.1 million for the three months ended December 31, 2015 and 2014, respectively, and $0.6 million and $0.3 million for the nine months ended December 31, 2015 and 2014, respectively. Such expenses are reimbursed based on their actual cost. Pursuant to an  agreement between Dorian LPG (UK) Ltd. and DHSA, chartering and operational services are provided by Dorian LPG (UK) Ltd. to DHSA. Fees for these services are included in “Other income-related parties” in the unaudited condensed consolidated statement of operations included herein and were less than $0.1 million and $0.1 million for the three and nine months ended December 31, 2015, respectively.

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

Additionally, a fixed monthly fee of $15,000 per hull was payable to DHSA for pre‑delivery services provided during the period from July 29, 2013 until June 30, 2014. Management fees related to the pre‑delivery services during the nine months ended December 31, 2014 amounted to $0.9 million, which have been capitalized and presented in “Vessels under construction” or “Vessels, net” for vessels that have been delivered. There were no Management fees related to the pre-delivery services during the three months ended December 31, 2014 or for the three and nine months ended December 31, 2015.

Helios LPG Pool LLC

On April 1, 2015, Dorian and Phoenix began operations of the Helios Pool and entered into pool participation agreements for the purpose of establishing and operating, as charterer, under a time charter to be entered into with owners or disponent owners of VLGCs, a commercial pool of VLGCs whereby revenues and expenses are shared as described in Note 2 above. We hold a 50% interest in the Helios Pool as a joint venture with Phoenix and all significant rights and obligations are equally shared by both parties. We have determined that the Helios Pool is a VIE as it does not have sufficient equity at risk. We do not consolidate the Helios Pool because we are not the primary beneficiary and do not have a controlling financial interest. As of December 31, 2015, we had receivables from the Helios Pool of $73.5 million, including $16.5 million of working capital contributed for the operation of our vessels in the pool. Our maximum exposure to losses from the pool as of December 31, 2015 is limited to the receivables from the pool. The Helios Pool does not have any third-party debt obligations. The Helios Pool has entered into commercial management agreements with each of Dorian LPG (UK) Ltd. and Phoenix as commercial managers and has appointed both commercial managers as the exclusive commercial managers of pool vessels. Fees for commercial management services provided by Dorian LPG (UK)

Ltd. are included in “Other income-related parties” in the unaudited condensed consolidated statement of operations and were $0.4 million and $1.1 million for the three and nine months ended December 31, 2015.

Through our vessel owning subsidiaries, we have chartered vessels to the Helios Pool during the three and nine months ended December 31, 2015. The time charter revenue from the Helios Pool is variable depending upon the net results of the pool, operating days and pool points for each vessel. The Helios Pool enters into voyage and time charters with external parties and receives freight and related revenue and incurs voyage costs such as bunkers, port costs and commissions. At the end of each month, the pool aggregates the revenue and expenses for all the vessels in the pool and distributes net pool revenues to the participants based on the results of the pool, operating days and pool points, as variable time charter hire for the relevant vessel. We recognize net pool revenues on a monthly basis, when the vessel has participated in the pool during the period and the amount of pool revenues for the month can be estimated reliably. Revenue earned is presented in Note 9.

Artwork

During the nine months ended December 31, 2015, we purchased $0.1 million of artwork for newbuilding vessels, which have been capitalized and presented in “Vessels under construction” or “Vessels, net” for vessels that have been delivered during the period,  for our Athens, Greece office and for a shipyard, which are included in “General and administrative expenses” in the unaudited condensed consolidated statement of operations. The artist is a relative of one of our executive officers.

4. Deferred Charges, Net

The analysis and movement of deferred charges is presented in the table below:

	Financing	Drydocking	Total deferred
	costs	costs	charges, net
Balance, April 1, 2015	$13,296,216	$669,705	$13,965,921
Additions	12,200,552	—	12,200,552
Amortization	(1,553,730)	(188,004)	(1,741,734)
Balance, December 31, 2015	$23,943,038	$481,701	$24,424,739

Financing costs incurred during the nine months ended December 31, 2015 relate to a $758 million debt facility that we entered into in March 2015 (the “2015 Debt Facility”). See Note 7 below.

There were no drydockings during the nine months ended December 31, 2015.

5. Vessels, Net

		Accumulated
	Cost	depreciation	Net book Value
Balance, April 1, 2015	$439,180,669	$(19,204,616)	$419,976,053
Additions	1,211,595,756	—	1,211,595,756
Disposals	(268,281)	26,060	(242,221)
Depreciation	—	(26,341,945)	(26,341,945)
Balance, December 31, 2015	$1,650,508,144	$(45,520,501)	$1,604,987,643

The additions to Vessels, net represent amounts transferred from Vessels under Construction relating to the cost of our fifteen newbuildings that were delivered to us during the nine months ended December 31, 2015.

Vessels, with a total carrying value of $1,601.3 million and $416.0 million as of December 31, 2015 and March 31, 2015, respectively, are first‑priority mortgaged as collateral for our long-term debt facilities (refer to Note 7 below). No impairment loss was recorded for the periods presented.

6. Vessels Under Construction

Balance, April 1, 2015	$398,175,504
Installment payments to shipyards	814,098,361
Other capitalized expenditures	21,184,618
Capitalized interest	4,661,154
Vessels delivered (transferred to Vessels)	(1,211,595,756)
Balance, December 31, 2015	$26,523,881

Other capitalized expenditures for the nine months ended December 31, 2015 represent LPG coolant of $4.8 million and fees paid to third party vendors of $16.4 million for supervision and other newbuilding pre‑delivery costs including engineering and technical support, liaising with the shipyard, and ensuring key suppliers are integrated into the production planning process.

7. Long-term Debt

RBS Loan Facility -  refer to Note 11 of the consolidated financial statements included in our 2015 Annual Report on Form 10-K for the year ended March 31, 2015.

2015 Debt Facility – refer to Note 11 of the consolidated financial statements included in our 2015 Annual Report on Form 10-K for the year ended March 31, 2015 for additional information related to the 2015 Debt Facility. During the nine months ended December 31, 2015, we made drawdowns of $634.6 million, including $9.0 million to pay lender fees, under the 2015 Debt Facility, which was secured by fifteen newbuilding vessels delivered during that period and was comprised of four separate tranches. As of December 31, 2015,  $42.2 million was available to be drawn under the facility on delivery of our final newbuilding.

Debt Obligations

The table below presents our debt obligations:

RBS secured bank debt	December 31, 2015	March 31, 2015
Tranche A	$39,100,000	$40,800,000
Tranche B	28,127,000	30,684,000
Tranche C	45,795,000	47,622,500
Total	$113,022,000	$119,106,500

2015 Debt Facility
Commercial Financing	$231,599,393	$26,695,381
KEXIM Direct Financing	188,405,793	21,890,212
KEXIM Guaranteed	186,383,877	21,655,293
K-sure Insured	94,641,285	10,996,041
Total	701,030,348	81,236,927
Total debt obligations	$814,052,348	$200,343,427

Presented as follows:
Current portion of long-term debt	$65,708,060	$15,677,553
Long-term debt—net of current portion	748,344,288	184,665,874
Total	$814,052,348	$200,343,427

8. Stock-Based Compensation Plans

Our stock-based compensation expense was $1.3 million and $3.1 million for the three and nine months ended December 31, 2015, respectively, and was $0.8 million and $1.5 million for the three and nine months ended December 31, 2014. Stock-based compensation expense is included within general and administrative expenses in the unaudited condensed consolidated statements of operations. Unrecognized compensation cost was $13.3 million as of December 31, 2015 and will be recognized over the remaining weighted average life of 3.70 years. For more information on our equity incentive plan, see Note 13 of the consolidated financial statements included in our 2015 Annual Report on Form 10-K for the year ended March 31, 2015.

A summary of the activity of restricted shares awarded under our equity incentive plan as of December 31, 2015 and changes during the nine months then ended, is as follows:

		Weighted-Average
		Grant-Date
Restricted Share Awards	Numbers of Shares	Fair Value
Unvested as of March 31, 2015	929,000	$19.70
Granted	—	—
Unvested as of December 31, 2015	929,000	$19.70

9. Revenues

Revenues comprise the following:

	Three months ended		Nine months ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Net pool revenues—related party	$66,044,777	$—	$130,701,023	$—
Voyage charter revenues	15,567,844	25,516,971	46,013,858	47,444,311
Time charter revenues	11,237,746	6,965,705	26,169,581	20,713,290
Other revenues	433,341	101,314	988,138	638,440
Total	$93,283,708	$32,583,990	$203,872,600	$68,796,041

Net pool revenues—related party depend upon the net results of the Helios Pool, operating days and pool points for each vessel. See Note 3 to our unaudited interim condensed consolidated financial statements.

Time charter revenue included a profit-sharing element of the time charter agreements of $2.4 million and $7.8 million for the three and nine months ended December 31, 2014, respectively. There was no profit-sharing element of the time charter agreements for the three and nine months ended December 31, 2015. Other revenues represents income from charterers relating to reimbursement of voyage expenses such as costs for security guards and war risk insurance.

10. Financial Instruments and Fair Value Disclosures

Our principal financial assets consist of cash and cash equivalents, amounts due from related parties and trade accounts receivable. Our principal financial liabilities consist of long‑term bank loan, interest rate swaps, accounts payable, amounts due to related parties and accrued liabilities.

(a) Concentration of credit risk:  Financial instruments, which may subject us to significant concentrations of credit risk, consist principally of amounts due from our charterers, including the receivable from Helios Pool, and cash and cash equivalents. We limit our credit risk with amounts due from our charterers, including those through the Helios Pool, by performing ongoing credit evaluations of our charterers’ financial condition and generally do not require collateral from our charterers. We limit our credit risk with our cash and cash equivalents by placing it with highly-rated financial institutions.

(b) Interest rate risk:  Our long‑term bank loans are based on LIBOR and hence we are exposed to movements thereto. We entered into interest rate swap agreements in order to hedge a majority of our variable interest rate exposure related to the RBS Loan Facility and our 2015 Debt Facility. The interest rate swaps related to the RBS Loan Facility effectively convert substantially all of our RBS Loan Facility from a floating to a fixed rate. To hedge our exposure to changes in interest rates we are a party to five floating‑to‑fixed interest rate swaps with RBS. In September 2015, we entered into interest rate swaps with Citibank N.A. (“Citibank”) and ING Bank N.V. (“ING”) to effectively convert a notional amount of $200 million and $50 million, respectively, of debt related to our 2015 Debt Facility from a floating rate to a fixed rate and each has a termination date of March 23, 2022. The fixed interest rate is 1.93% and 2.00% on the Citibank and ING swaps, respectively. In October 2015, we entered into interest rate swaps with the Commonwealth Bank of Australia (“CBA”) and Citibank to effectively convert amortizing notional amounts of $85.7 million and $128.6 million, respectively, of debt related to our 2015 Debt Facility from a floating rate to a fixed rate of 1.43% and 1.38%, respectively, with a termination date of March 23, 2022. Interest rate swaps are stated at fair value, which is determined using a discounted cash flow approach based on market‑based LIBOR swap yield rates. LIBOR swap rates are observable at commonly quoted intervals for the full terms of the swaps and therefore are considered Level 2 items in accordance with the fair value hierarchy. The fair value of the interest rate swap agreements approximates the amount that we would have to pay for the early termination of the agreements.

(c) Fair value measurements: The following table summarizes the location on the balance sheet of the financial assets and liabilities that are carried at fair value on a recurring basis, which comprise our financial derivatives all of which are considered Level 2 items in accordance with the fair value hierarchy:

	December 31, 2015		March 31, 2015
	Other non-current assets	Long-term liabilities	Other non-current assets	Long-term liabilities
Derivatives not designated as hedging instruments	Derivative instruments	Derivative instruments	Derivative instruments	Derivative instruments
Interest rate swap agreements	$1,869,068	$10,934,205	$—	$12,730,462

The effect of derivative instruments within the unaudited condensed consolidated statement of operations for the periods presented is as follows:

		Three months ended
Derivatives not designated as hedging instruments	Location of gain/(loss) recognized	December 31, 2015	December 31, 2014
Interest Rate Swap—Change in fair value	Gain/(loss) on derivatives, net	$7,389,868	$(19,406)
Interest Rate Swap—Realized loss	Gain/(loss) on derivatives, net	(2,007,426)	(1,321,341)
Gain/(loss) on derivatives, net		$5,382,442	$(1,340,747)

		Nine months ended
Derivatives not designated as hedging instruments	Location of gain/(loss) recognized	December 31, 2015	December 31, 2014
Interest Rate Swap—Change in fair value	Gain/(loss) on derivatives, net	$3,665,324	$1,637,646
Interest Rate Swap—Realized loss	Gain/(loss) on derivatives, net	(4,482,250)	(4,024,228)
Gain/(loss) on derivatives, net		$(816,926)	$(2,386,582)

As of December 31, 2015 and March 31, 2015, no fair value measurements for assets or liabilities under Level 1 or Level 3 were recognized in the accompanying consolidated balance sheets. We did not have any other assets or liabilities measured at fair value on a non-recurring basis during the three and nine months ended December 31, 2015 and 2014.

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

11. Earnings Per Share (“EPS”)

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

The calculations of basic and diluted EPS for the periods presented are as follows:

	Three months ended		Nine months ended
(In U.S. dollars except share data)	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Numerator:
Net income	$54,661,323	$8,996,605	$109,527,470	$16,432,531
Denominator:
Basic weighted average number of common shares outstanding	56,554,253	57,128,493	56,904,489	55,874,505
Effect of dilutive restricted stock	40,239	—	47,939	—
Diluted weighted average number of common shares outstanding	56,594,492	57,128,493	56,952,428	55,874,505
EPS:
Basic	$0.97	$0.16	$1.92	$0.29
Diluted	$0.97	$0.16	$1.92	$0.29

For the three months ended December 31, 2015 and December 31, 2014, there were 655,000 shares of unvested restricted stock excluded from the calculation of diluted EPS because the effect of their inclusion would be anti-dilutive. For the nine months ended December 31, 2015 and December 31, 2014, there were 655,000 shares of unvested restricted stock excluded from the calculation of diluted EPS because the effect of their inclusion would be anti-dilutive.

12. Commitments and Contingencies

Commitments under Newbuilding Contracts

As of December 31, 2015, we had $53.6 million of commitments under a shipbuilding contract and a  supervision agreement for one newbuilding. We expect to settle these commitments within the twelve months ending December 31, 2016 with borrowings available under the 2015 Debt Facility and available cash on hand.

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

13. Shareholder Rights Plan

On December 21, 2015, our Board of Directors declared a dividend of one preferred share purchase right (a "Right") for each share of our common stock outstanding on December 31, 2015. Each Right is attached to and trades with the associated share of common stock.  The Rights will become exercisable only if a person or group has acquired 15% or more of our outstanding common stock or announces a tender offer or exchange offer which, if consummated, would result in ownership by a person or group of 15% or more of our outstanding common stock (an "Acquiring Person").  If a person becomes an Acquiring Person, each Right will entitle its holder (other than an Acquiring Person and certain related parties) to purchase for $60 a number of shares of our common stock having a market value of twice such price.  In addition, at any time after a person or group acquires 15% or more of our outstanding common stock (unless such person or group acquires 50% or more), our Board of Directors may exchange one share of our common stock for each outstanding Right (other than Rights owned by the Acquiring Person and certain related parties, which would have become void).  Any person who, prior to the time of public announcement of the existence of the Rights, beneficially owned 15% or more of our outstanding common stock is not considered to be an Acquiring Person so long as such person does not acquire additional shares in excess of certain limitations.

The Rights will expire on December 20, 2018; provided that if our shareholders have not ratified the shareholder rights plan by December 20, 2016, the shareholder rights plan will expire on December 20, 2016.

Please see our current report on Form 8-K filed with the SEC on December 21, 2015 for a more detailed description of the Rights.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward‑looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under "Item 1A—Risk Factors" in our Annual Report on Form 10-K for the year ended March 31, 2015, our actual results may differ materially from those anticipated in these forward‑looking statements. Please also see the section "Forward-Looking Statements" included in this quarterly report.

Overview

We are a Marshall Islands corporation headquartered in the United States and primarily focused on owning and operating VLGCs, each with a cargo‑carrying capacity of greater than 80,000 cbm. Our fleet currently consists of twenty-two LPG carriers, including eighteen fuel-efficient 84,000 cbm VLGCs, three 82,000 cbm VLGCs and one pressurized 5,000 cbm vessel. In addition, we have a newbuilding contract for the construction of one new 84,000 cbm VLGC at Hyundai, which is scheduled to be delivered to us in February 2016.

Each of our newbuildings is an ECO-design vessel incorporating advanced fuel efficiency and emission-reducing technologies. Upon completion of our VLGC Newbuilding Program with the final VLGC scheduled to be delivered to us in February 2016, 100% of our VLGC fleet will be operated as sister ships and the average age of our VLGC fleet will be approximately 1.6 years, while the average age of the current worldwide VLGC fleet is approximately 10.2 years.

According to information contained in public filings, our principal shareholders include SeaDor Holdings, an affiliate of SEACOR Holdings, Inc. (NYSE:CKH), Kensico Capital Management; Sino Energy Holdings LLC and HNA Logistics LP, affiliates of HNA Group Co., Ltd.; John C. Hadjipateras, our Chief Executive Officer, President and Chairman of the Board of Directors; BW Euroholdings Ltd., an affiliate of BW Group Ltd.; and Wellington Management Group LLP; which own, or may be deemed to beneficially own, 16.0%,  14.0%,  11.3%,  10.8%,  10.5% and 9.0%, respectively, of our total shares outstanding, as of January 27, 2016. SeaDor Holdings and Kensico Capital Management are represented on our Board of Directors.

Our customers include or have included global energy companies such as Exxon, Unipec, Statoil and Shell, commodity traders such as Itochu Corporation and the Vitol Group and importers such as E1 Corp., SK Gas Co. Ltd. and Indian Oil Corporation. We intend to pursue a balanced chartering strategy by employing our vessels on a mix of multi-year time charters, some of which may include a profit-sharing component, and spot market voyages and shorter-term time charters. Four of our vessels are currently on time charters with oil majors, including one vessel on time charter within Helios LPG Pool LLC. See “Our Fleet” below for more information.

Recent Developments

On January 6, 2016, David Savett resigned from our Board of Directors.

On January 11, 2016, our Board of Directors appointed director Christina Tan to its audit committee.

Selected Financial Data

The following table presents our selected financial data and other information for the three and nine months ended December 31, 2015 and December 31, 2014, and as of March 31, 2015 and December 31, 2015 and should be read in conjunction with our unaudited interim condensed consolidated financial statements and other financial information included in this quarterly report.

	Three months ended		Nine months ended
(in U.S. dollars, except fleet data)	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Statement of Operations Data
Revenues	$93,283,708	$32,583,990	$203,872,600	$68,796,041
Expenses
Voyage expenses	4,347,222	7,755,589	11,411,841	14,899,147
Vessel operating expenses	14,265,183	5,741,206	30,479,158	14,412,174
Management fees—related party	—	—	—	1,125,000
Depreciation and amortization	13,536,900	3,966,640	26,697,882	9,467,720
General and administrative expenses	7,506,740	4,294,965	20,002,555	9,389,689
Loss on disposal of assets	—	—	105,549	—
Total expenses	39,656,045	21,758,400	88,696,985	49,293,730
Other income—related parties	383,642	—	1,150,927	—
Operating income	54,011,305	10,825,590	116,326,542	19,502,311
Other income/(expenses)
Interest and finance costs	(4,633,454)	(34,491)	(5,700,583)	(250,483)
Interest income	22,382	104,169	137,226	345,797
Gain/(loss) on derivatives, net	5,382,442	(1,340,747)	(816,926)	(2,386,582)
Foreign currency loss, net	(121,352)	(557,916)	(418,789)	(778,512)
Total other income/(expenses), net	650,018	(1,828,985)	(6,799,072)	(3,069,780)
Net income	$54,661,323	$8,996,605	$109,527,470	$16,432,531
Earnings per common share—basic	$0.97	$0.16	$1.92	$0.29
Earnings per common share—diluted	$0.97	$0.16	$1.92	$0.29
Other Financial Data
Adjusted EBITDA(1)	$68,738,066	$15,096,762	$145,899,229	$30,062,118
Fleet Data
Calendar days(2)	1,744	552	3,498	1,357
Available days(3)	1,703	552	3,417	1,304
Operating days(4)	1,581	435	3,205	1,117
Fleet utilization(5)	92.8%	78.8%	93.8%	85.7%
Average Daily Results
Time charter equivalent rate(6)	$56,253	$57,077	$60,050	$48,251
Daily vessel operating expenses(7)	$8,180	$10,401	$8,713	$10,621

	As of	As of
(in U.S. dollars)	December 31, 2015	March 31, 2015
Balance Sheet Data
Cash and cash equivalents	$22,034,919	$204,821,183
Restricted cash, non – current	49,712,789	33,210,000
Total assets	1,823,011,675	1,099,101,270
Current portion of long-term debt	65,708,060	15,677,553
Long-term debt – net of current portion	748,344,288	184,665,874
Total liabilities	847,656,439	225,887,011
Total shareholders’ equity	$975,355,236	$873,214,259

(1)

Adjusted EBITDA is a non-GAAP financial measure and represents net income before interest and finance costs, (gain)/loss on derivatives, net, stock-based compensation expense, impairment, loss on disposal of assets and depreciation and amortization and is used as a supplemental financial measure by management to assess our financial and operating performance. We believe that adjusted EBITDA assists our management and investors by increasing the comparability of our performance from period to period. This increased comparability is achieved by excluding the potentially disparate effects between periods of derivatives, interest and finance costs, stock-based compensation expense, impairment, loss on disposal of assets and depreciation and amortization expense, which items are affected by various and possibly changing financing methods, capital structure and historical cost basis and which items may significantly affect net income between periods. We believe that including adjusted EBITDA as a financial and operating measure benefits investors in selecting between investing in us and other investment alternatives.

Adjusted EBITDA has certain limitations in use and should not be considered an alternative to net income, operating income, cash flow from operating activities or any other measure of financial performance presented in accordance with GAAP. Adjusted EBITDA excludes some, but not all, items that affect net income. Adjusted EBITDA as presented below may not be computed consistently with similarly titled measures of other companies and, therefore might not be comparable with other companies.

The following table sets forth a reconciliation of net income to Adjusted EBITDA (unaudited) for the periods presented:

	Three months ended		Nine months ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
(in U.S. dollars)
Net income/(loss)	$54,661,323	$8,996,605	$109,527,470	$16,432,531
Interest and finance costs	4,633,454	34,491	5,700,583	250,483
(Gain)/loss on derivatives, net	(5,382,442)	1,340,747	816,926	2,386,582
Stock-based compensation expense	1,288,831	758,279	3,050,819	1,524,802
Depreciation and amortization	13,536,900	3,966,640	26,697,882	9,467,720
Loss on disposal of assets	—	—	105,549	—
Adjusted EBITDA	$68,738,066	$15,096,762	$145,899,229	$30,062,118

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

(6)

Time charter equivalent rate, or TCE rate, is a measure of the average daily revenue performance of a vessel. TCE rate is a shipping industry performance measure used primarily to compare period‑to‑period changes in a shipping company’s performance despite changes in the mix of charter types (such as time charters and voyage charters) under which the vessels may be employed between the periods. Our method of calculating TCE rate is to divide the sum of our total revenues net of voyage expenses by operating days for the relevant time period.

(7)	Daily vessel operating expenses are calculated by dividing vessel operating expenses by calendar days for the relevant time period.

Our Fleet

The following table sets forth certain information regarding our vessels as of January 27, 2016:

				Year Built/
	Capacity		Sister	Estimated	ECO		Charter
	(Cbm)	Shipyard	Ships	Delivery(1)	Vessel(2)	Employment(3)	Expiration(1)
OPERATING FLEET
VLGC
Captain Nicholas ML	82,000	Hyundai	A	2008	—	Pool	—
Captain John NP	82,000	Hyundai	A	2007	—	Pool	—
Captain Markos NL(4)	82,000	Hyundai	A	2006	—	Time Charter	Q4 2019
Comet(5)	84,000	Hyundai	B	2014	X	Time Charter	Q3 2019
Corsair(6)	84,000	Hyundai	B	2014	X	Time Charter	Q3 2018
Corvette	84,000	Hyundai	B	2015	X	Pool	—
Cougar	84,000	Hyundai	B	2015	X	Pool	—
Concorde	84,000	Hyundai	B	2015	X	Pool	—
Cobra(7)	84,000	Hyundai	B	2015	X	Pool	Q3 2016
Continental	84,000	Hyundai	B	2015	X	Pool	—
Constitution	84,000	Hyundai	B	2015	X	Pool	—
Commodore	84,000	Hyundai	B	2015	X	Pool	—
Cresques	84,000	Daewoo	C	2015	X	Pool	—
Constellation	84,000	Hyundai	B	2015	X	Pool	—
Cheyenne	84,000	Hyundai	B	2015	X	Pool	—
Clermont	84,000	Hyundai	B	2015	X	Pool	—
Cratis	84,000	Daewoo	C	2015	X	Pool	—
Chaparral	84,000	Hyundai	B	2015	X	Pool	—
Copernicus	84,000	Daewoo	C	2015	X	Pool	—
Commander(8)	84,000	Hyundai	B	2015	X	Time Charter	Q4 2020
Challenger	84,000	Hyundai	B	2015	X	Pool	—

Small Pressure
Grendon	5,000	Higaki		1996	—	Spot	—

NEWBUILDING VLGCs
Caravelle	84,000	Hyundai	B	Q1 2016	X	—	—
Total	1,847,000

(1)	Represents calendar year and calendar year quarters.

(2)	Represents vessels with very low revolutions per minute, long‑stroke, electronically controlled engines, larger propellers, advanced hull design, and low friction paint.

(3)

“Pool” indicates that the vessel is operated in the Helios Pool and receives as charter hire a portion of the net income of the pool calculated according to a formula based on the vessel’s pro rata performance in the pool.

(4)	Currently on time charter with an oil major that began in December 2014.

(5)	Currently on a time charter with an oil major that began in July 2014.

(6)	Currently on time charter with an oil major that began in July 2015.

(7)	Currently on a time charter with an oil major within the Helios Pool that began in July 2015.

(8)	Currently on a time charter with a major oil company that began in November 2015.

Results of Operations – For the three months ended December 31, 2015 and December 31, 2014

Revenues

The following table compares our Revenues for the three months ended December 31:

			Increase /	Percent
	2015	2014	(Decrease)	Change
Net pool revenues—related party	$66,044,777	$—	$66,044,777	NM
Voyage charter revenues	15,567,844	25,516,971	(9,949,127)	(39.0)%
Time charter revenues	11,237,746	6,965,705	4,272,041	61.3%
Other revenues	433,341	101,314	332,027	327.7%
Total	$93,283,708	$32,583,990	$60,699,718	186.3%

Revenues were $93.3 million for the three months ended December 31, 2015, which represent net pool revenues-related party, voyage charters, time charters and other revenues earned by our VLGCs and our pressurized 5,000 cbm vessel, an increase of $60.7 million, or 186.3%, from $32.6 million for the three months ended December 31, 2014. The increase is primarily attributable to $68.1 million of revenues contributed by sixteen of our newbuilding VLGCs that were delivered subsequent to December 31, 2014. This increase was partially offset by a decrease in revenues of $7.9 million due to a decrease in VLGC rates for vessels that were in our fleet during both three month periods. The Grendon’s revenues increased $0.5 million to $0.7 million on 53 operating days for the three months ended December 31, 2015 from $0.2 million on 19 operating days for the three months ended December 31, 2014.

Voyage Expenses

Voyage expenses were $4.3 million during the three months ended December 31, 2015 a decrease of $3.5 million, from $7.8 million for the three months ended December 31, 2014. Voyage expenses are all expenses unique to a particular voyage, including bunker fuel consumption, port expenses, canal fees, charter hire commissions, war risk insurance and security costs. Voyage expenses are typically paid by us under voyage charters and by the charterer under time charters, including pooling arrangements. Accordingly, we generally only incur voyage expenses for voyage charters or during repositioning voyages between time charters for which no cargo is available or travelling to or from drydocking. The decrease for the three months ended December 31, 2015 when compared to the three months ended December 31, 2014 was mainly attributable to a decrease in the number of VLGCs operating on voyage charters and in fuel prices resulting in decreases in VLGC bunker costs of $2.6 million, port expenses of $0.8 million and other voyage expenses of $0.2 million. The Grendon’s voyage expenses increased $0.1 million to $0.4 million on 53 operating days for the three months ended December 31, 2015 from $0.3 million on 19 operating days for the three months ended December 31, 2014.

Vessel Operating Expenses

Vessel operating expenses were $14.3 million during the three months ended December 31, 2015, or $8,180 per vessel per calendar day, which is calculated by dividing vessel operating expenses by calendar days for the relevant time period for the vessels that were in our fleet. This was an increase of $8.6 million from $5.7 million for the three months ended December 31, 2014. The gross increase was primarily the result of an increase in the number of vessels operating in our fleet during the three months ended December 31, 2015 compared to the three months ended December 31, 2014.  Vessel operating expenses per calendar day decreased $2,221 from $10,401 for the three months ended December 31, 2014 to $8,180 for the three months ended December 31, 2015.  The decrease in vessel operating expenses per day of $2,221 is primarily attributable to higher absorption of costs related to the training of additional crew over a greater number of calendar days on our expanded VLGC fleet and the reduced operating cost of our ECO-design VLGCs compared to the 82,000 cbm VLGCs in our fleet. The Grendon’s vessel operating expenses decreased $0.1 million to $0.5 million for the three months ended December 31, 2015 from $0.6 million for the three months ended December 31, 2014 due mainly to a decrease in repairs and maintenance and stores and spares of $0.1 million.

Depreciation and Amortization

Depreciation and amortization was $13.5 million for the three months ended December 31, 2015,  an increase of $9.5 million from $4.0 million for the three months ended December 31, 2014 that mainly relates to depreciation expense for our additional operating vessels.

General and Administrative Expenses

General and administrative expenses were $7.5 million for the three months ended December 31, 2015, an increase of $3.2 million from $4.3 million for the three months ended December 31, 2014, mainly due to an increase of $1.3 million for certain non-capitalizable costs incurred prior to vessel delivery,  $0.6 million for salaries, wages and benefits, $0.5 million for stock-based compensation, and $0.8 million for other general and administrative expenses.  For the three months ended December 31, 2015, general and administrative expenses were comprised of $2.5 million of salaries and benefits, $1.4 million for certain non-capitalizable costs incurred prior to vessel delivery, $1.3 million of stock-based compensation, $0.8 million for professional, legal, audit and accounting fees and $1.5 million of other general and administrative expenses.

Interest and Finance Costs

Interest and finance costs amounted to $4.6 million for the three months ended December 31, 2015,  an increase of $4.6 million from less than $0.1 million for three months ended December 31, 2014. The increase of $4.6 million during this period was mainly due to a $4.7 million increase in interest incurred on our long-term debt, amortization and other financing expenses from $1.0 million in the three months ended December 31, 2014 to $5.7 million in the three month period ended December 31, 2015. These increases were partially offset by a $0.1 million increase in capitalized interest from $1.0 million in the three months ended December 31, 2014 to $1.1 million in the three months ended December 31, 2015. The average indebtedness during the three months ended December 31, 2015 was $711.8 million compared to $123.3 million during the three months ended December 31, 2014, reflecting debt drawdowns made under our 2015 Debt Facility. The outstanding balance of our long term debt as of December 31, 2015 was $814.1 million.

Gain/(loss) on Derivatives, net

Gain/(loss) on derivatives, net, amounted to a net gain of approximately $5.4 million for the three months ended December 31, 2015, compared to a net loss of $1.3 million for the three months ended December 31, 2014. The net gain on derivatives for the three months ended December 31, 2015 was comprised of an unrealized gain of $7.4 million from the changes in the fair value of the interest rate swaps (see Note 10 to our unaudited interim condensed consolidated financial statements) due mainly to changes in yield curves,  partially offset by a realized loss of $2.0 million due mainly to an increase in notional debt amounts. For the three months ended December 31, 2014, the net loss on derivatives was primarily comprised of a realized loss of $1.3 million and an unrealized loss of less than $0.1 million from the changes in the fair value of the interest rate swaps.

Results of Operations – For the nine months ended December 31, 2015 and December 31, 2014

Revenues

The following table compares our Revenues for the nine months ended December 31:

			Increase /	Percent
	2015	2014	(Decrease)	Change
Net pool revenues—related party	$130,701,023	$—	$130,701,023	NM
Voyage charter revenues	46,013,858	47,444,311	(1,430,453)	(3.0)%
Time charter revenues	26,169,581	20,713,290	5,456,291	26.3%
Other revenues	988,138	638,440	349,698	54.8%
Total	$203,872,600	$68,796,041	$135,076,559	196.3%

Revenues were $203.9 million for the nine months ended December 31, 2015, which represent net pool revenues-related party, voyage charters, time charters and other revenues earned by our VLGCs and our pressurized 5,000 cbm vessel, an increase of $135.1 million, or 196.3%, from $68.8 million for the nine months ended December 31, 2014. The increase was primarily attributable to $125.1 million of revenues contributed by sixteen of our newbuilding VLGCs that were delivered subsequent to December 31, 2014 along with an increase of $4.4 million of revenues related to a VLGC that was delivered at the end of September 2014. Additionally, there was an increase in revenues of $3.9 million due to an increase in VLGC rates and operating days for vessels that were in our fleet for both nine month periods. The Grendon’s revenues increased $1.7 million to $2.7 million on 208 operating days for the nine months ended December 31, 2015 from $1.0 million on 92 operating days and 10 days in drydock for the nine months ended December 31, 2014.

Voyage Expenses

Voyage expenses were $11.4 million during the nine months ended December 31, 2015,  a decrease of $3.5 million, or 23.5%, from $14.9 million for the nine months ended December 31, 2014.  Voyage expenses are all expenses unique to a particular voyage, including bunker fuel consumption, port expenses, canal fees, charter hire commissions, war risk insurance and security costs. Voyage expenses are typically paid by us under voyage charters and by the charterer under time charters, including pooling arrangements. Accordingly, we generally only incur voyage expenses for voyage charters or during repositioning voyages between time charters for which no cargo is available or travelling to or from drydocking. The decrease for the nine months ended December 31, 2015 when compared to the nine months ended December 31, 2014 was mainly attributable to a decrease in the number of VLGCs operating on voyage charters and in fuel prices resulting in decreases in VLGC bunker costs of $4.2 million and other voyage expenses of $0.1 million. The Grendon’s voyage expenses increased $0.8 million to $1.5 million on 208 operating days for the nine months ended December 31, 2015 from $0.7 million on 92 operating days and 10 days in drydock for the nine months ended December 31, 2014.

Vessel Operating Expenses

Vessel operating expenses amounted to $30.5 million during the nine months ended December 31, 2015, or $8,713 per vessel per calendar day, which is calculated by dividing vessel operating expenses by calendar days for the relevant time period for the vessels that were in our fleet. This was an increase of $16.1 million from $14.4 million for the nine months ended December 31, 2014. The gross increase was primarily the result of an increase in the number of vessels operating in our fleet during the nine months ended December 31, 2015 compared to the nine months ended December 31, 2014. Vessel operating expenses per calendar day decreased $1,908 from $10,621 for the nine months ended December 31, 2014 to $8,713 for the nine months ended December 31, 2015. The decrease in vessel operating expenses per day of $1,908 is primarily attributable to higher absorption of costs relating to the training of additional crew over a greater number of calendar days on our expanded VLGC fleet and the reduced operating cost of our ECO-design VLGCs compared to the 82,000 cbm VLGCs in our fleet. The Grendon’s vessel operating expenses decreased $0.5 million to $1.7 million for the nine months ended December 31, 2015 from $2.2 million for the nine months ended December 31, 2014 due mainly to a decrease in repairs and maintenance expenses resulting from a drydocking during the nine months ended December 31, 2014 that did not recur during the same period ended December 31, 2015.

Management Fees—Related Party

Beginning July 1, 2014, we ceased to incur related-party management fees as a result of the completion of the transition agreements described in the section "Important Financial and Operational Terms and Concepts—Management Fees—Related Party" in our Annual Report on Form 10-K for the year ended March 31, 2015. There were no management fees for the nine months ended December 31, 2015 compared to $1.1 million expensed for the nine months ended December 31, 2014, which represent fees charged in accordance with our management agreements entered into with DHSA.

Depreciation and Amortization

Depreciation and amortization was $26.7 million for the nine months ended December 31, 2015,  an increase of $17.2 million from $9.5 million for the nine months ended December 31, 2014 that mainly relates to depreciation expense for our additional operating vessels.

General and Administrative Expenses

General and administrative expenses were $20.0 million for the nine months ended December 31, 2015,  an increase of $10.6 million from $9.4 million for the nine months ended December 31, 2014, mainly due to vessel management services being transferred from DHSA, effective July 1, 2014, to our wholly owned subsidiaries Dorian LPG (USA) LLC, Dorian LPG (UK) Ltd. and Dorian LPG Management Corp., which caused a decline in management fees from $1.1 million for the nine months ended December 31, 2014 to zero management fees for the nine months ended December 31, 2015. The increase in general and administrative expenses also resulted from additional personnel and associated costs to support our larger fleet and certain non-capitalizable costs incurred prior to vessel delivery. General and administrative expenses for the nine months ended December 31, 2015 were comprised of $9.0 million of salaries and benefits (inclusive of $2.1 million in discretionary cash bonuses), $3.1 million of stock-based compensation, $3.1 million for certain non-capitalizable costs incurred prior to vessel delivery, $1.3 million for professional, legal, audit and accounting fees, and $3.5 million of other general and administrative expenses.

Interest and Finance Costs

Interest and finance costs amounted to $5.7 million for the nine months ended December 31, 2015,  an increase of $5.4 million from $0.3 million for the nine months ended December 31, 2014. The increase of $5.4 million during this period was mainly due to a $7.6 million increase in interest incurred on our long-term debt, amortization and other financing expenses from $2.8 million in the nine months ended December 31, 2014 to $10.6 million in the nine months ended December 31, 2015. These increases were partially offset by a $2.2 million increase in capitalized interest from $2.5 million in the nine months ended December 31, 2014 to $4.7 million in the nine months ended December 31, 2015.  The average indebtedness during the nine months ended December 31, 2015 was $448.4 million compared to $125.7 million during the nine months ended December 31, 2014, reflecting debt drawdowns made under our 2015 Debt Facility. The outstanding balance of our long term debt as of December 31, 2015 was $814.1 million.

Gain/(loss) on Derivatives, net

Gain/(loss) on derivatives, net, amounted to a net loss of approximately $0.8 million for nine months ended December 31, 2015, compared to a net loss of $2.4 million for the nine months ended December 31, 2014. The net loss on derivatives for the nine months ended December 31, 2015 was comprised of a realized loss of $4.5 million, partially offset by an unrealized gain of $3.7 million from the changes in the fair value of the interest rate swaps (see Note 10 to our unaudited interim condensed consolidated financial statements). For the nine months ended December 31, 2014, the net loss on derivatives was primarily comprised of a realized loss of $4.0 million, partially offset by an unrealized gain of $1.6 million from the changes in the fair value of the interest rate swaps.

Liquidity and Capital Resources

Our business is capital intensive, and our future success depends on our ability to maintain a high‑quality fleet. As of December 31, 2015, we had cash and cash equivalents of $22.0 million and restricted cash of $49.7 million.

Our primary source of capital during the nine months ended December 31, 2015 was $634.6 million of proceeds from the 2015 Debt Facility that we used to make the final payments for our fifteen VLGCs delivered during the nine months ended December 31, 2015 and $83.0 million in cash generated from operations during the nine months ended December 31, 2015. As of December 31, 2015 we had available debt facilities of $42.2 million related to our final newbuilding and total outstanding indebtedness of $814.1 million. Within the next twelve months, $65.7 million of our long-term debt is scheduled to be repaid.

As of January 27, 2016, in addition to operating expenses and financing costs, our short‑term liquidity needs primarily relate to contractual commitments for the construction of one VLGC with a scheduled delivery date in February 2016. We expect to finance the remaining payments amounting to $53.3 million for this delivery with borrowings available under the 2015 Debt Facility and available cash on hand. Our medium-term and long-term liquidity needs primarily relate to operating and financing costs.

Our dividend policy and stock repurchase program will also impact our future liquidity position. Marshall Islands law generally prohibits the payment of dividends or the repurchase of stock other than from surplus or while a company is insolvent or would be rendered insolvent by the payment of such a dividend. In addition, under the terms of one of our credit facilities, we may only declare or pay any dividends from our free cash flow and may not do so if (i) an event of default is occurring or (ii) the payment of such dividend would result in an event of default. Our vessel owning subsidiaries who are party to the RBS Loan Facility, as described in our Annual Report on Form 10-K for the year ended March 31, 2015, are prohibited from paying dividends without the consent of the lender. However, the loan facility permits the borrowers to make expenditures to fund the administration and operation of Dorian.

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

Cash Flows

The following table summarizes our cash and cash equivalents provided by/(used in) operating, financing and investing activities for the nine months ended December 31:

	2015	2014
Net cash provided by operating activities	$82,985,318	$21,794,437
Net cash used in investing activities	(855,874,634)	(265,524,048)
Net cash provided by financing activities	590,427,830	148,356,760
Net decrease in cash and cash equivalents	$(182,786,264)	$(96,327,625)

Operating Cash Flows.  Net cash provided by operating activities for the nine months ended December 31, 2015 was $83.0 million, driven primarily by our operating income partially offset by movements in working capital. Both of these components were impacted by the growth in our fleet during the nine months ended December 31, 2015. Net cash provided by operating activities for the nine months ended December 31, 2014 amounted to $21.8 million, primarily due to cash flows from operating profits.

Net cash flow from operating activities depends upon our overall profitability driven by our fleet size and VLGC market rates; the timing and amount of payments for drydocking expenditures, any unscheduled repairs and maintenance activity; fluctuations in working capital balances; timing of distributions from the Helios Pool; and bunker costs to the extent we have vessels employed on voyage charters.

Investing Cash Flows.  Net cash used in investing activities was $855.9 million for the nine months ended December 31, 2015, comprised primarily of $839.1 million of scheduled payments to the shipyards, supervision costs, management fees, and other capitalized costs related to our newbuildings and $16.5 million of restricted cash deposits. Net cash used in investing activities of $265.5 million for the nine months ended December 31, 2014, comprised mainly of $294.8 million of scheduled payments to the shipyards, supervision costs, management fees, and other capitalized costs related to the newbuildings and $1.5 million of restricted cash deposits, partially offset by a $30.9 million release of restricted cash.

Financing Cash Flows.  Net cash provided by financing activities was $590.4 million for the nine months ended December 31, 2015 and consisted of cash proceeds from drawdowns of the 2015 Debt Facility totaling $634.6 million, offset partially by repayments of long term debt of $20.9 million, payment of financing costs of $13.2 million and repurchase of treasury stock of $10.1 million.  Net cash provided by financing activities was $148.4 million for the nine months ended December 31, 2014 and consisted of cash proceeds from our initial public offering, the overallotment exercise by the underwriters of our initial public offering, and a private placement of our common stock, totaling $155.8 million, partially offset by repayments of long term debt of $6.0 million and payment of equity issuance costs of $1.4 million.

Capital Expenditures.  LPG transportation is a capital‑intensive business, requiring significant investment to maintain an efficient fleet and to stay in regulatory compliance.

We entered into contracts for the construction of nineteen newbuilding vessels, eighteen of which were delivered as of December 31, 2015, from our VLGC Newbuilding Program. As of January 27, 2016, remaining contractual commitments were approximately $53.3 million.

We are required to complete a special survey for a vessel once every five years and an intermediate survey every 2.5 years after the first special survey. Drydocking each vessel takes approximately 10‑20 days. We spend significant amounts for scheduled drydocking (including the cost of classification society surveys) for each of our vessels.

As our vessels age and our fleet expands, our drydocking expenses will increase. We estimate the current cost of a VLGC special survey to be approximately $1,000,000 per vessel and the cost of an intermediate survey to be approximately $100,000 per vessel. Ongoing costs for compliance with environmental regulations are primarily included as part of our drydocking and classification society survey costs. We are not aware of any future regulatory changes or environmental laws that we expect to have a material impact on our current or future results of operations that we have not already considered. Please see “Item 1A. Risk Factors—"Risks Relating to Our Company—We may incur substantial costs for the drydocking or replacement of our vessels as they age" in our Annual Report on Form 10-K for the year ended March 31, 2015.

Debt Agreements

For information relating to our secured term loan facilities, please see Note 11 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2015 and Note 7 to our unaudited interim condensed consolidated financial statements for  the three and nine months ended December 31, 2015 included herein.

Off-Balance Sheet Arrangements

We currently do not have any off‑balance sheet arrangements.

Critical Accounting Policies and Estimates

Critical Accounting Policies and Estimates are set out in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended March 31, 2015.

In addition, as of April 1, 2015, we began operations of the Helios Pool. Net pool revenues—related party generated from the Helios Pool are a significant component of our total revenues.

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

We recognize net pool revenues—related party on a monthly basis, when the vessel has participated in the pool during the period and the amount of net pool revenues for the month can be estimated reliably.

Recent Accounting Pronouncements

See Note 2 to our unaudited interim condensed consolidated financial statements included herein for a discussion of recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For additional discussion of our exposure to market risk, refer to “Part II—Item 7A—Quantitative and Qualitative Disclosures About Market Risk” included in our Annual Report on Form 10-K for the year ended March 31, 2015.

Interest Rate Risk

The LPG shipping industry is capital intensive, requiring significant amounts of investment. Much of this investment is provided in the form of long term debt. Our debt agreements contain interest rates that fluctuate with LIBOR. We have entered into interest rate swap agreements to hedge a majority of our exposure to fluctuations of interest rate risk associated with our RBS Debt Facility. For the three months ended December 31, 2015 and 2014, we hedged approximately 99% of our RBS Loan Facility to changes in interest rates and as a result we were not materially exposed to interest rate risk on the RBS Loan Facility. We have hedged $250 million of non-amortizing principal and $214.3 million of amortizing principal of the 2015 Debt Facility as of December 31, 2015 and thus increasing interest rates could adversely impact our future earnings. For the 12 months following December 31, 2015, a hypothetical increase or decrease of 20 basis points in the underlying LIBOR rates would result in an increase or decrease of our interest expense on our non-hedged interest bearing debt by approximately $0.5 million assuming all other variables are held constant.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2015. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those internal control systems determined to be effective can provide only a level of reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Control Over Financial Reporting

During the nine months ended December 31, 2015, we placed the majority of our vessels in the Helios Pool and, as a result, a majority of our shipping revenues were derived from this pool during this period. Therefore, we implemented new procedures and related controls in respect to this new business process. These procedures and controls were concluded to have been effective during this period and there was no material impact on our internal control over financial reporting.

There have been no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the nine months ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

We have a shareholders rights agreement that could delay or prevent a change in control

On December 21, 2015, our Board of Directors adopted a shareholder rights agreement (the “Rights Agreement”). The Rights Agreement may cause substantial dilution to a person or group that attempts to acquire control of our Company on terms that our Board of Directors does not believe are in our shareholders’ best interest. The Rights Agreement is intended to protect our shareholders in the event of an unfair or coercive offer to acquire control of the Company and to provide our Board of Directors with adequate time to evaluate unsolicited offers. The Rights Agreement may prevent or make takeovers or unsolicited corporate transactions with respect to our Company more difficult, even if shareholders consider such transactions favorable, possibly including transactions in which shareholders might otherwise receive a premium for their shares. For more information, please see the Rights Agreement dated December 21, 2015 filed as an exhibit to our current report on Form 8-K filed with the SEC on December 21, 2015.

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. For risk factors that may cause actual results to differ materially from those anticipated, please refer to our 2015 Annual Report on Form 10-K for the year ended March 31, 2015.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 5, 2015, we publicly announced that our Board of Directors had authorized the repurchase of up to $100 million of our common stock on or before December 31, 2016. The table below sets forth information regarding our purchases of our common stock during the quarterly period ended December 31, 2015:

			Total
			Number of
			Shares
			Purchased as
			Part of	Maximum Dollar
	Total		Publicly	Value of Shares
	Number	Average	Announced	that May Yet Be
	of Shares	Price Paid	Plans or	Purchased Under the
Period	Purchased	Per Share	Programs	Plan or Programs
October 1 to 31, 2015	126,100	$10.87	126,100	$94,314,211
November 1 to 30, 2015	157,285	12.71	157,285	92,315,670
December 1 to 31, 2015	196,846	12.12	196,846	89,929,430
Total	480,231	$12.10	480,231	$89,929,430

ITEM 6. EXHIBITS

See accompanying Exhibit Index included after the signature page of this report for a list of exhibits filed or furnished with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dorian LPG Ltd.
(Registrant)

Date: January 28, 2016	/s/ John Hadjipateras
John Hadjipateras
President and Chief Executive Officer
(Principal Executive Officer)

Date: January 28, 2016	/s/ Theodore B. Young
Theodore B. Young
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Designations for Dorian LPG Ltd. Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to Dorian LPG Ltd.'s Form 8-K filed on December 21, 2015).

4.1

Rights Agreement, dated as of December 21, 2015, between Dorian LPG Ltd. and Computershare Inc., which includes the form of Certificate of Designations as Exhibit A and the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to Exhibit 4.1 Dorian LPG Ltd.'s Form 8-K filed on December 21, 2015).

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

†This certification is deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act.