Form 10-K/A
period 2016-03-31
DORIAN LPG LTD.
filed 2016-05-31
CIK 1596993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2016

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-36437

Dorian LPG Ltd.
(Exact name of registrant as specified in its charter)

Marshall Islands	66-0818228
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

27 Signal Road, Stamford, CT	06902
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (203) 674-9900

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, par value $0.01 per share Preferred stock purchase rights	New York Stock Exchange New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant's common stock held by non-affiliates, based upon the closing price of common stock as reported on the New York Stock Exchange as of September 30, 2015, was approximately $398,012,472. (For this purpose, all outstanding shares of common stock have been considered held by non-affiliates, other than the shares beneficially owned by directors, officers and shareholders of 10% or more of the registrant outstanding common shares, without conceding that any of the excluded parties are "affiliates" of the registrant for purposes of the federal securities laws.) As of May 26, 2016, there were 55,627,128 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement for its 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, or the Commission, pursuant to Regulation 14A within 120 days after the end of the Registrant's fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10-K.

Explanatory Note

This Amendment No. 1 is being filed solely to amend Item 15 of Part IV of the annual report on Form 10-K for the fiscal year ended March 31, 2016 (the "Form 10-K") of Dorian LPG Ltd. (the "Company") to include the XBRL information required by Part IV, which was inadvertently omitted from the Form 10-K by the outside service that makes the Company's filings with the U.S. Securities and Exchange Commission (the "Commission").

Except as described above, no other changes (except for updates to the exhibit list and the signature page for this filing) have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing time of the Form 10-K, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a time subsequent to the filing of the Form 10-K.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

1.	Financial Statements

Report of Independent Registered Public Accounting Firm*

Consolidated Balance Sheets as of March 31, 2016 and 2015*

Consolidated Statement of Operations for the years ended March 31, 2016 and 2015 and for the period July 1, 2013 (inception) to March 31, 2014*

Consolidated Statement of Shareholders' Equity for the years ended March 31, 2016 and 2015 and for the period July 1, 2013 (inception) to March 31, 2014*

Consolidated Statement of Cash Flows for the years ended March 31, 2016 and 2015 and for the period July 1, 2013 (inception) to March 31, 2014*

Notes to Consolidated Financial Statements*

Predecessor Report of Independent Registered Public Accounting Firm*

Predecessor Combined Statements of Operations for the period April 1, 2013 to July 28, 2013*

Predecessor Combined Statements of Owners' Equity for the period April 1, 2013 to July 28, 2013*

Predecessor Combined Statements of Cash Flows for the period April 1, 2013 to July 28, 2013*

Notes to Predecessor Combined Financial Statements*

2.	Financial Statement Schedules

All schedules have been omitted because they are not applicable, not required or the information is included elsewhere in the Financial Statements or Notes thereto.

3.	Exhibits

See accompanying Exhibit Index included after the signature page of this report for a list of exhibits filed or furnished with or incorporated by reference in this annual report.

* Previously filed with our Form 10-K, which is being amended hereby.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 31, 2016

Dorian LPG Ltd.
(Registrant)

/s/ John Hadjipateras
John Hadjipateras
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form F-1 (Registration Number 333-194434), filed with the Commission on March 7, 2014.
3.2	Bylaws, incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form F-1 (Registration Number 333- 194434), filed with the Commission on March 7, 2014.
3.3
Amendment to Articles of Incorporation, incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form F-1/A (Registration Number 333-194434), filed with the Commission on March 28, 2014.

3.4
Certificate of Designations for Dorian LPG Ltd. Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed with the Commission on December 21, 2015.

4.1
Form of Common Share Certificate, incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form F-1 (Registration Number 333-194434), filed with the Commission on March 7, 2014.

4.2
Rights Agreement, dated December 21, 2015, between Dorian LPG Ltd. and Computershare Inc., incorporated by reference to Exhibit 4.1 of the Company's Form 8-K filed with the Commission on December 21, 2015.

10.1*	Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form F-1/A (Registration Number 333-194434), filed with the Commission on April 28, 2014.
10.2
Shareholders Agreement between Dorian LPG Ltd., Scorpio Tankers Inc., SeaDor Holdings LLC and Dorian Holdings LLC, incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form F-1/A (Registration Number 333-194434), filed with the Commission on March 31, 2014.

10.3
$135.2 million Term Loan Facility, dated July 29, 2013, between CJNP LPG Transport LLC, CMNL LPG Transport LLC, CNML LPG Transport LLC, Corsair LPG Transport LLC, Dorian LPG Ltd. and The Royal Bank of Scotland plc, incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form F-1/A (Registration Number 333-194434), filed with the Commission on March 31, 2014.

10.4
Supplemental Letter to $135.2 million Term Loan Facility, dated October 18, 2013, incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form F-1/A (Registration Number 333-194434), filed with the Commission on March 31, 2014.

10.5
Registration Rights Agreement by and between Dorian LPG Ltd. and Kensico Capital Management Corporation, incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K, filed with the Commission on May 31, 2016.

10.6	Form of Vessel Management Agreement with Dorian LPG Management Corp., incorporated by reference to Exhibit 4.21 to the Company's Annual Report on Form 20-F filed with the Commission on July 30, 2014.

10.7	Form of General Agency Agreement with Dorian LPG Management Corp., incorporated by reference to Exhibit 4.22 to the Company's Annual Report on Form 20-F filed with the Commission on July 30, 2014.
10.8
Newbuilding Service Agreement between Dorian LPG Ltd. and Dorian LPG (USA) LLC, incorporated by reference to Exhibit 4.23 to the Company's Annual Report on Form 20-F filed with the Commission on July 30, 2014.

10.9
Administrative, Advisory and Support Services Agreement between Dorian LPG Ltd. and Dorian LPG (USA) LLC, incorporated by reference to Exhibit 4.24 to the Company's Annual Report on Form 20-F filed with the Commission on July 30, 2014.

10.10
$758 million Facility Agreement, dated March 23, 2015, between Dorian LPG Finance LLC as Borrower and ABN Amro Capital USA LLC, Citibank N.A., London Branch, ING Bank N.V., London Branch, DBN Bank SE, as Bookrunners, incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K filed with the Commission on June 3, 2015.

10.11*	2014 Executive Severance and Change in Control Severance Plan, incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K, filed with the Commission on May 31, 2016.
21.1	List of Subsidiaries, incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K, filed with the Commission on May 31, 2016.
23.1	Consent of Independent Registered Public Accounting Firm, incorporated by reference to Exhibit 23.1 to the Company's Annual Report on Form 10-K, filed with the Commission on May 31, 2016.
23.2	Consent of Seward & Kissel LLP, incorporated by reference to Exhibit 23.2 to the Company's Annual Report on Form 10-K, filed with the Commission on May 31, 2016.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Schema Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Schema Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Schema Label Linkbase.
101.PRE	XBRL Taxonomy Extension Schema Presentation Linkbase.

*            Indicates management contract or compensatory plan.

†            This certification is deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act.