Form 10-Q
period 2016-06-30
DORIAN LPG LTD.
filed 2016-07-28
CIK 1596993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 26, 2016, there were 54,963,013 shares of the registrant’s Common Stock outstanding.

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

These risks include the risks that are identified in the “Risk Factors” section of this quarterly report and of our Annual Report on Form 10-K for the fiscal year ended March 31, 2016, and also include, among others, risks associated with the following:

•	our future operating or financial results;

•	our acquisitions, business strategy and expected capital spending or operating expenses;

•	shipping trends, including changes in charter rates, scrapping rates and vessel and other asset values;

•	factors affecting supply of and demand for liquefied petroleum gas, or LPG, shipping;

•	changes in trading patterns that impact tonnage requirements

•	general economic conditions and specific economic conditions in the oil and natural gas industry and the countries and regions where LPG is produced and consumed;

•	the supply of and demand for LPG, which is affected by the production levels and price of oil, refined petroleum products and natural gas, including production from U.S. shale fields;

•	completion of infrastructure projects to support marine transportation of LPG, including export terminals and pipelines;

•	changes to the supply and demand for LPG vessels as a result of the expansion of the Panama Canal;

•	oversupply of or limited demand for LPG vessels comparable to ours or higher specification vessels;

•	competition in the LPG shipping industry;

•	our ability to profitably employ our vessels, including vessels participating in the Helios Pool (defined below);

•	the failure of our or the Helios Pool’s significant customers to perform their obligations to us or to the Helios Pool;

•	the performance of the Helios Pool;

•	the loss or reduction in business from our or the Helios Pool’s significant customers;

•

our financial condition and liquidity, including our ability to obtain financing in the future to fund capital expenditures, acquisitions and other general corporate purposes, the terms of such financing and our ability to comply with covenants set forth in our existing and future financing arrangements;

•	our costs, including crew wages, insurance, provisions, repairs and maintenance, and general and administrative expenses;

•	our dependence on key personnel;

•	the availability of skilled workers and the related labor costs;

•	the effects of new products and new technology in our industry;

•	operating hazards in the maritime transportation industry, including piracy;

•	the adequacy of our insurance coverage in the event of a catastrophic event;

•	compliance with and changes to governmental, tax, environmental and safety laws and regulations;

•	compliance with the U.S. Foreign Corrupt Practices Act of 1977, the U.K. Bribery Act 2010, or other applicable regulations relating to bribery; and

•	the volatility of the price of our common shares.

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

We caution readers of this quarterly report not to place undue reliance on forward-looking statements. Any forward-looking statements contained herein are made only as of the date of this report, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

As used in this quarterly report and unless otherwise indicated, references to “Dorian,” the “Company,” “we,” “our,” “us,” or similar terms refer to Dorian LPG Ltd. and its subsidiaries.

Dorian LPG Ltd.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dorian LPG Ltd.

Unaudited Condensed Consolidated Balance Sheets

(Expressed in United States Dollars, except for share data)

	As of	As of
	June 30, 2016	March 31, 2016
Assets
Current assets
Cash and cash equivalents	$47,321,200	$46,411,962
Trade receivables, net and accrued revenues	88,835	107,317
Prepaid expenses and other receivables	2,283,533	2,247,706
Due from related parties	44,573,756	54,504,359
Inventories	2,132,043	2,288,073
Total current assets	96,399,367	105,559,417
Fixed assets
Vessels, net	1,651,418,843	1,667,224,476
Other fixed assets, net	521,710	591,288
Total fixed assets	1,651,940,553	1,667,815,764
Other non-current assets
Deferred charges, net	265,015	294,935
Due from related parties—non-current	18,700,000	17,600,000
Restricted cash	50,812,789	50,812,789
Other non-current assets	94,663	95,271
Total assets	$1,818,212,387	$1,842,178,176
Liabilities and shareholders’ equity
Current liabilities
Trade accounts payable	$6,018,390	$6,826,503
Accrued expenses	7,479,144	9,721,477
Due to related parties	592,284	708,210
Deferred income	5,984,104	4,606,540
Current portion of long-term debt	65,978,785	66,265,643
Total current liabilities	86,052,707	88,128,373
Long-term liabilities
Long-term debt—net of current portion and deferred financing fees	731,833,039	746,354,613
Derivative instruments	26,017,824	21,647,965
Other long-term liabilities	433,048	447,988
Total long-term liabilities	758,283,911	768,450,566
Total liabilities	844,336,618	856,578,939
Commitments and contingencies
Shareholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued nor outstanding	—	—
Common stock, $0.01 par value, 450,000,000 shares authorized, 58,314,443 and 58,057,493 shares issued, 55,101,413 and 56,125,028 shares outstanding (net of treasury stock), as of June 30, 2016 and March 31, 2016, respectively	583,145	580,575
Additional paid-in-capital	849,598,537	848,179,471
Treasury stock, at cost; 3,213,030 and 1,932,465 shares as of June 30, 2016 and March 31, 2016, respectively	(32,797,799)	(20,943,816)
Retained earnings	156,491,886	157,783,007
Total shareholders’ equity	973,875,769	985,599,237
Total liabilities and shareholders’ equity	$1,818,212,387	$1,842,178,176

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dorian LPG Ltd.

Unaudited Condensed Consolidated Statements of Operations

(Expressed in United States Dollars)

	Three months ended
	June 30, 2016	June 30, 2015
Revenues
Net pool revenues—related party	$37,659,385	$15,310,559
Voyage charter revenues	—	14,864,184
Time charter revenues	12,532,351	5,372,203
Other revenues	324,040	95,514
Total revenues	50,515,776	35,642,460
Expenses
Voyage expenses	755,804	3,523,073
Vessel operating expenses	16,095,552	6,754,086
Depreciation and amortization	16,192,745	4,857,427
General and administrative expenses	5,611,310	7,214,280
Loss on disposal of assets	—	105,549
Total expenses	38,655,411	22,454,415
Other income—related parties	552,901	383,642
Operating income	12,413,266	13,571,687
Other income/(expenses)
Interest and finance costs	(7,038,209)	(135,800)
Interest income	23,178	65,585
Unrealized gain/(loss) on derivatives	(4,369,859)	1,386,886
Realized loss on derivatives	(2,256,788)	(1,244,491)
Foreign currency gain/(loss), net	(62,709)	9,016
Total other income/(expenses), net	(13,704,387)	81,196
Net income/(loss)	$(1,291,121)	$13,652,883
Earnings/(loss) per common share—basic and diluted	$(0.02)	$0.24

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dorian LPG Ltd.

Unaudited Condensed Consolidated Statements of Shareholders’ Equity

(Expressed in United States Dollars, except for number of shares)

	Number of			Additional
	common	Common	Treasury	paid-in	Retained
	shares	stock	stock	capital	Earnings	Total
Balance, April 1, 2015	58,057,493	580,575	—	844,539,059	28,094,625	873,214,259
Net income for the period	—	—	—	—	13,652,883	13,652,883
Stock-based compensation	—	—	—	896,539	—	896,539
Balance, June 30, 2015	58,057,493	$580,575	$—	$845,435,598	$41,747,508	$887,763,681

	Number of			Additional
	common	Common	Treasury	paid-in	Retained
	shares	stock	stock	capital	Earnings	Total
Balance, April 1, 2016	58,057,493	$580,575	$(20,943,816)	$848,179,471	$157,783,007	$985,599,237
Net loss for the period	—	—	—	—	(1,291,121)	(1,291,121)
Restricted share award issuances	256,950	2,570	—	(2,570)	—	—
Stock-based compensation	—	—	—	1,421,636	—	1,421,636
Purchase of treasury stock	—	—	(11,853,983)	—	—	(11,853,983)
Balance, June 30, 2016	58,314,443	$583,145	$(32,797,799)	$849,598,537	$156,491,886	$973,875,769

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dorian LPG Ltd.

Unaudited Condensed Consolidated Statements of Cash Flows

(Expressed in United States Dollars)

	Three months ended
	June 30, 2016	June 30, 2015
Cash flows from operating activities:
Net income/(loss)	$(1,291,121)	$13,652,883
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	16,192,745	4,857,427
Amortization of financing costs	948,407	223,740
Unrealized loss/(gain) on derivatives	4,369,859	(1,386,886)
Stock-based compensation expense	1,009,798	896,539
Loss on disposal of assets	—	105,549
Unrealized exchange differences	88,067	(106,399)
Other non-cash items	20,953	21,182
Changes in operating assets and liabilities
Trade receivables, net and accrued revenue	18,482	15,552,080
Prepaid expenses and other receivables	(35,827)	(46,305)
Due from related parties	8,830,603	(19,890,974)
Inventories	156,030	1,005,092
Other non-current assets	608	—
Trade accounts payable	(212,475)	505,911
Accrued expenses and other liabilities	(198,144)	1,409,214
Due to related parties	(115,926)	93,754
Net cash provided by operating activities	29,782,059	16,892,807
Cash flows from investing activities:
Payments for vessels and vessels under construction	(1,241,220)	(204,076,675)
Restricted cash deposits	—	(3,302,789)
Proceeds from disposal of assets	—	136,660
Payments to acquire other fixed assets	(606)	(191,254)
Net cash used in investing activities	(1,241,826)	(207,434,058)
Cash flows from financing activities:
Proceeds from long-term debt borrowings	—	127,378,019
Repayment of long-term debt borrowings	(15,657,054)	(2,818,562)
Purchase of treasury stock	(11,853,983)	—
Financing costs paid	(42,047)	(4,218,263)
Net cash provided by/(used in) financing activities	(27,553,084)	120,341,194
Effects of exchange rates on cash and cash equivalents	(77,911)	94,657
Net increase/(decrease) in cash and cash equivalents	909,238	(70,105,400)
Cash and cash equivalents at the beginning of the period	46,411,962	204,821,183
Cash and cash equivalents at the end of the period	$47,321,200	$134,715,783

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dorian LPG Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

(Expressed in United States Dollars)

1. Basis of Presentation and General Information

Dorian LPG Ltd. (“Dorian”) was incorporated on July 1, 2013 under the laws of the Republic of the Marshall Islands, is headquartered in the United States and is engaged in the transportation of liquefied petroleum gas ("LPG") worldwide through the ownership and operation of LPG tankers. Dorian and its subsidiaries (together "we", “us”, "our", "DLPG" or the "Company") is focused on owning and operating very large gas carriers ("VLGCs"), each with a cargo carrying capacity of greater than 80,000 cbm. Our fleet currently consists of twenty-two VLGCs, including nineteen fuel-efficient 84,000 cbm ECO-design VLGCs (“ECO VLGCs”) and three 82,000 cbm VLGCs.

On April 1, 2015, Dorian and Phoenix Tankers Pte. Ltd. (“Phoenix”) began operations of Helios LPG Pool LLC (the “Helios Pool”), which entered into pool participation agreements for the purpose of establishing and operating, as charterer, under variable rate time charters to be entered into with owners or disponent owners of VLGCs, a commercial pool of VLGCs whereby revenues and expenses are shared. See Note 3 below for further description of the Helios Pool relationship.

The accompanying unaudited condensed consolidated financial statements and related notes (the "Financial Statements") have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments, consisting of normal recurring items, necessary for a fair presentation of financial position, operating results and cash flows have been included in the Financial Statements. The Financial Statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended March 31, 2016 included in our Annual Report on Form 10-K for the year ended March 31, 2016 filed with the Securities and Exchange Commission (“SEC”) on May 31, 2016.

Our interim results are subject to seasonal and other fluctuations, and the operating results for any quarter are therefore not necessarily indicative of results that may be otherwise expected for the entire year.

Our subsidiaries as of June 30, 2016, which are all wholly-owned and are incorporated in Republic of the Marshall Islands (unless otherwise noted), are listed below.

Vessel Owning Subsidiaries

	Type of
Subsidiary	vessel	Vessel’s name	Built	CBM(1)
CMNL LPG Transport LLC	VLGC	Captain Markos NL	2006	82,000
CJNP LPG Transport LLC	VLGC	Captain John NP	2007	82,000
CNML LPG Transport LLC	VLGC	Captain Nicholas ML	2008	82,000
Comet LPG Transport LLC	VLGC	Comet	2014	84,000
Corsair LPG Transport LLC	VLGC	Corsair	2014	84,000
Corvette LPG Transport LLC	VLGC	Corvette	2015	84,000
Dorian Shanghai LPG Transport LLC	VLGC	Cougar	2015	84,000
Concorde LPG Transport LLC	VLGC	Concorde	2015	84,000
Dorian Houston LPG Transport LLC	VLGC	Cobra	2015	84,000
Dorian Sao Paulo LPG Transport LLC	VLGC	Continental	2015	84,000
Dorian Ulsan LPG Transport LLC	VLGC	Constitution	2015	84,000
Dorian Amsterdam LPG Transport LLC	VLGC	Commodore	2015	84,000
Dorian Dubai LPG Transport LLC	VLGC	Cresques	2015	84,000
Constellation LPG Transport LLC	VLGC	Constellation	2015	84,000
Dorian Monaco LPG Transport LLC	VLGC	Cheyenne	2015	84,000
Dorian Barcelona LPG Transport LLC	VLGC	Clermont	2015	84,000
Dorian Geneva LPG Transport LLC	VLGC	Cratis	2015	84,000
Dorian Cape Town LPG Transport LLC	VLGC	Chaparral	2015	84,000
Dorian Tokyo LPG Transport LLC	VLGC	Copernicus	2015	84,000
Commander LPG Transport LLC	VLGC	Commander	2015	84,000
Dorian Explorer LPG Transport LLC	VLGC	Challenger	2015	84,000
Dorian Exporter LPG Transport LLC	VLGC	Caravelle	2016	84,000

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

2. Significant Accounting Policies

The same accounting policies have been followed in these unaudited interim condensed consolidated financial statements as were applied in the preparation of our audited financial statements for the year ended March 31, 2016 (see Note 2 of the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2016).

In March 2016, the FASB issued accounting guidance to simplify the requirements of accounting for share-based payment transactions. The guidance simplifies the accounting for taxes related to stock-based compensation, including adjustments to how excess tax benefits and an entity’s payments for tax withholdings should be classified. Additionally, an entity may make an entity-wide policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The pronouncement is effective for annual periods beginning after December 15, 2016, and interim periods within that reporting period with early adoption permitted in any interim or annual period. We have early adopted this pronouncement and have made the entity-wide policy election to account for forfeitures when they occur. The amended guidance had no significant impact on our financial statements for the three months ended June 30, 2016.

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

In April 2015, an accounting pronouncement was issued by the FASB to update the guidance related to the presentation of debt issuance costs, which we adopted in April 2016. This guidance requires debt issuance costs, related to a recognized debt liability, be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability rather than being presented as an asset. The reclassification does not impact net income as previously reported or any prior amounts reported on the consolidated statements of comprehensive income, or the consolidated statements of cash flows. The effect of the retrospective application of this change in accounting principle on our consolidated balance sheets as of March 31, 2016 resulted in a reduction of “Deferred charges, net” and “Total assets” in the amount of $23.7 million with a corresponding reduction of “Long-term debt—net of current portion” and “Total long-term liabilities.”

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

3. Transactions with Related Parties

Dorian (Hellas), S.A.

As of July 1, 2014, vessel management services and the associated agreements for our fleet were transferred from Dorian (Hellas), S.A. (“Dorian Hellas,” “DHSA” or the “Manager”) and are now provided through our wholly-owned subsidiaries Dorian LPG (USA) LLC, Dorian LPG (UK) Ltd. and Dorian LPG Management Corp. Subsequent to the transition agreements, Eagle Ocean Transport, Inc. (“Eagle Ocean Transport”) continues to incur related travel costs for certain transitioned employees as well as office-related costs, for which we reimbursed Eagle Ocean Transport $0.1 million and $0.3 million for the three months ended June 30, 2016 and 2015, respectively. Such expenses are reimbursed based on their actual cost.

Dorian LPG (USA) LLC and its subsidiaries entered into an agreement with DHSA, retroactive to July 2014 and superseding an agreement between Dorian LPG (UK) Ltd. and DHSA, for the provision by Dorian LPG (USA) LLC and its subsidiaries of certain chartering and marine operation services to DHSA, for which income totaling $0.1 million was earned and included in “Other income-related parties” for both the three months ended June 30, 2016 and 2015, respectively.

As of June 30, 2016, $1.0 million was due from DHSA and included in “Due from related parties” in the unaudited condensed consolidated balance sheets and $0.5 million was due to DHSA and included in “Due to related parties” in the unaudited condensed consolidated balance sheets. As of March 31, 2016, $0.9 million was due from DHSA and included in “Due from related parties” in the unaudited condensed consolidated balance sheets and $0.5 million was due to DHSA and included in “Due to related parties” in the unaudited condensed consolidated balance sheets.

Helios LPG Pool LLC

On April 1, 2015, Dorian and Phoenix began operations of the Helios Pool, which entered into pool participation agreements for the purpose of establishing and operating, as charterer, under variable rate time charters to be entered into with owners or disponent owners of VLGCs, a commercial pool of VLGCs whereby revenues and expenses are shared. We hold a 50% interest in the Helios Pool as a joint venture with Phoenix and all significant rights and obligations are equally shared by both parties. All profits of the Helios Pool are distributed to the pool participants based on pool points assigned to each vessel as variable charter hire and, as a result, there are no profits available to the equity investors as a share of equity. We have determined that the Helios Pool is a VIE as it does not have sufficient equity at risk. We do not consolidate the Helios Pool because we are not the primary beneficiary and do not have a controlling financial interest. In consideration of Accounting Standards Codification (“ASC”) 810-10-50-4e, the significant factors considered and judgments made in determining that the power to direct the activities of the Helios Pool that most significantly impact the entity’s economic performance are shared, in that all significant performance activities which relate to approval of pool policies and strategies related to pool customers and the marketing of the pool for the procurement of customers for the pool vessels, addition of new pool vessels and the pool cost management, require unanimous board consent from a board consisting of two members from each joint venture investor. Further, in accordance with the guidance in ASC 810-10-25-38D, the Company and Phoenix are not related parties as defined in ASC 850 nor are they de facto agents pursuant to ASC 810-10, the power over the significant activities of the Helios Pool is shared, and no party is the primary beneficiary in the Helios Pool, or has a controlling financial interest. In March 2016, the Helios Pool reached an agreement with Oriental Energy Company Ltd. ("Oriental Energy"). When fully delivered, the Helios Pool will operate eight VLGCs for Oriental Energy, some of which will be time chartered-in at a fixed time charter hire rate. In addition, the Helios Pool has entered into a multi-year contract of affreightment with Oriental Energy covering Oriental Energy’s shipments from the United States Gulf. The agreement with Oriental Energy had no impact on the ownership structure or the power to direct significant activities of the Helios Pool.

As of June 30, 2016, we had receivables from the Helios Pool of $62.3 million, including $18.7 million of working capital contributed for the operation of our vessels in the pool. As of March 31, 2016, we had receivables from the Helios Pool of $71.0 million, including $17.6 million of working capital contributed for the operation of our vessels in the pool. Our maximum exposure to losses from the pool as of June 30, 2016 is limited to the receivables from the pool. The Helios Pool does not have any third-party debt obligations. The Helios Pool has entered into commercial management agreements with each of Dorian LPG (UK) Ltd. and Phoenix as commercial managers and has appointed both commercial managers as the exclusive commercial managers of pool vessels. Fees for commercial management services provided by Dorian LPG (UK) Ltd. are included in “Other income-related parties” in the unaudited condensed consolidated statement of operations and were $0.5 million and $0.4 million for the three months ended June 30, 2016 and 2015, respectively. Additionally, we received a fixed reimbursement of expenses such as costs for security guards and war risk insurance for voyages operating in high risk areas from the Helios Pool, for which we earned $0.3 million for the three months ended June 30, 2016 and are included in “Other revenues” in the unaudited condensed consolidated statement of operations. There was no fixed reimbursement of expenses from the Helios Pool for the three months ended June 30, 2015.

Through our vessel owning subsidiaries, we have chartered vessels to the Helios Pool during the three months ended June 30, 2016. The time charter revenue from the Helios Pool is variable depending upon the net results of the pool, operating days and pool points for each vessel. The Helios Pool enters into voyage and time charters with external parties and receives freight and related revenue and incurs voyage costs such as bunkers, port costs and commissions. At the end of each month, the Helios Pool calculates net pool revenues using gross revenues, less voyage expenses of all the pool vessels, less fixed time charter hire for any chartered-in vessels, less the general and administrative expenses of the pool. Net pool revenues, less any amounts required for working capital of the Helios Pool, are distributed as variable rate time charter hire for the relevant vessel to participants based on pool points (vessel attributes such as cargo carrying capacity, fuel consumption, and speed are taken into consideration) and number of days the vessel participated in the pool in the period. We recognize net pool revenues on a monthly basis, when the vessel has participated in the pool during the period and the amount of net pool revenues for the month can be estimated reliably. Revenue earned is presented in Note 8.

Artwork

During the three months ended June 30, 2015, we purchased $0.1 million of artwork for newbuilding vessels, which have been capitalized and presented in “Vessels, net.” The artist is a relative of one of our executive officers. No artwork was purchased during three months ended June 30, 2016.

4. Deferred Charges, Net

The analysis and movement of deferred charges is presented in the table below:

Drydocking
costs
Balance, April 1, 2016	$294,935
Amortization	(29,920)
Balance, June 30, 2016	$265,015

There were no drydockings during the three months ended June 30, 2016.

5. Vessels, Net

		Accumulated
	Cost	depreciation	Net book Value
Balance, April 1, 2016	$1,727,979,929	$(60,755,453)	$1,667,224,476
Additions	287,008	—	287,008
Depreciation	—	(16,092,641)	(16,092,641)
Balance, June 30, 2016	$1,728,266,937	$(76,848,094)	$1,651,418,843

Vessels, with a total carrying value of $1,651.4 million and $1,667.2 million as of June 30, 2016 and March 31, 2016, respectively, are first‑priority mortgaged as collateral for our long-term debt facilities (refer to Note 6 below). No impairment loss was recorded for the periods presented.

6. Long-term Debt

RBS Loan Facility -  refer to Note 11 of the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2016 for information on the RBS Loan Facility.

2015 Debt Facility – refer to Note 11 of the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2016 for information on the 2015 Debt Facility.

Debt Obligations

The table below presents our debt obligations:

RBS secured bank debt	June 30, 2016	March 31, 2016
Tranche A	$37,400,000	$37,400,000
Tranche B	26,848,500	28,127,000
Tranche C	43,967,500	43,967,500
Total RBS secured bank debt	$108,216,000	$109,494,500

2015 Debt Facility
Commercial Financing	$237,906,927	$241,442,384
KEXIM Direct Financing	190,475,726	194,827,596
KEXIM Guaranteed	188,431,597	192,736,763
K-sure Insured	95,681,068	97,867,129
Total 2015 Debt Facility	$712,495,318	$726,873,872

Total debt obligations	$820,711,318	$836,368,372
Less: deferred financing fees	22,899,494	23,748,116
Debt obligations—net of deferred financing fees	$797,811,824	$812,620,256

Presented as follows:
Current portion of long-term debt	$65,978,785	$66,265,643
Long-term debt—net of current portion and deferred financing fees	731,833,039	746,354,613
Total	$797,811,824	$812,620,256

Deferred Financing Fees

The analysis and movement of deferred financing fees is presented in the table below:

Financing
costs
Balance, April 1, 2016	$23,748,116
Additions	99,785
Amortization	(948,407)
Balance, June 30, 2016	$22,899,494

7. Stock-Based Compensation Plans

Our stock-based compensation expense was $1.0 million and $0.9 million for the three months ended June 30, 2016 and 2015, respectively, and is included within general and administrative expenses in the unaudited condensed consolidated statements of operations. Unrecognized compensation cost was $12.6 million as of June 30, 2016 and will be recognized over the remaining weighted average life of 2.16 years. For more information on our equity incentive plan, see Note 13 of the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2016.

In June 2016, we granted 250,000 shares of restricted stock to certain of our officers and employees. One-fourth of these restricted shares vest immediately on the grant date, one-fourth vest one year after grant date, one-fourth vest two years after grant date, and one-fourth vest three years after grant date. The restricted shares were valued at their grant date fair market value and expensed on a straight-line basis over the vesting periods.

In June 2016, we granted 6,950 shares of stock to our non-executive directors, which were valued at their grant date fair market value and were expensed when granted.

A summary of the activity of restricted shares awarded under our equity incentive plan as of June 30, 2016 and changes during the three months ended June 30, 2016, is as follows:

		Weighted-Average
		Grant-Date
Incentive Share Awards	Numbers of Shares	Fair Value
Unvested as of March 31, 2016	929,000	$19.70
Granted	256,950	7.80
Vested	(69,450)	7.74
Forfeited	(1,500)	7.82
Unvested as of June 30, 2016	1,115,000	$17.72

8. Revenues

Revenues comprise the following:

	Three months ended
	June 30, 2016	June 30, 2015
Net pool revenues—related party	$37,659,385	$15,310,559
Voyage charter revenues	—	14,864,184
Time charter revenues	12,532,351	5,372,203
Other revenues	324,040	95,514
Total	$50,515,776	$35,642,460

Net pool revenues—related party depend upon the net results of the Helios Pool, operating days and pool points for each vessel. Refer to Note 2 of the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2016.

Other revenues represent income from charterers relating to reimbursement of voyage expenses such as costs for security guards and war risk insurance.

9. Financial Instruments and Fair Value Disclosures

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

(b) Interest rate risk:  Our long‑term bank loans are based on LIBOR and hence we are exposed to movements thereto. We entered into interest rate swap agreements in order to hedge a majority of our variable interest rate exposure related to the RBS Loan Facility and our 2015 Debt Facility. The interest rate swaps related to the RBS Loan Facility effectively convert substantially all of our RBS Loan Facility from a floating to a fixed rate. To hedge our exposure to changes in interest rates we are a party to five floating‑to‑fixed interest rate swaps with RBS. In September 2015, we entered into interest rate swaps with Citibank N.A. (“Citibank”) and ING Bank N.V. (“ING”) to effectively convert a notional amount of $200 million and $50 million, respectively, of debt related to our 2015 Debt Facility from a floating rate to a fixed rate of 1.93% and 2.00%, respectively, each with a termination date of March 23, 2022. In October 2015, we entered into interest rate swaps with the Commonwealth Bank of Australia (“CBA”) and Citibank to effectively convert amortizing notional amounts of $85.7 million and $128.6 million, respectively, of debt related to our 2015 Debt Facility from a floating rate to a fixed rate of 1.43% and 1.38%, respectively, each with a termination date of March 23, 2022. In June 2016, we entered into two interest rate swaps with Citibank to effectively convert amortizing notional amounts of $73.0 million and $30.0 million, respectively, of debt related to our 2015 Debt Facility from a floating rate to a fixed rate of 1.21% and 1.16%, respectively, each with a termination date of March 23, 2022.

(c) Fair value measurements: Interest rate swaps are stated at fair value, which is determined using a discounted cash flow approach based on market‑based LIBOR swap yield rates. LIBOR swap rates are observable at commonly quoted intervals for the full terms of the swaps and therefore are considered Level 2 items in accordance with the fair value hierarchy. The fair value of the interest rate swap agreements approximates the amount that we would have to pay for the early termination of the agreements.The following table summarizes the location on the balance sheet of the financial assets and liabilities that are carried at fair value on a recurring basis, which comprise our financial derivatives all of which are considered Level 2 items in accordance with the fair value hierarchy:

	June 30, 2016		March 31, 2016
	Other non-current assets	Long-term liabilities	Other non-current assets	Long-term liabilities
Derivatives not designated as hedging instruments	Derivative instruments	Derivative instruments	Derivative instruments	Derivative instruments
Interest rate swap agreements	$—	$26,017,824	$—	$21,647,965

The effect of derivative instruments within the unaudited condensed consolidated statement of operations for the periods presented is as follows:

		Three months ended
Derivatives not designated as hedging instruments	Location of gain/(loss) recognized	June 30, 2016	June 30, 2015
Interest Rate Swap—Change in fair value	Unrealized gain/(loss) on derivatives	$(4,369,859)	$1,386,886
Interest Rate Swap—Realized loss	Realized loss on derivatives	(2,256,788)	(1,244,491)
Gain/(loss) on derivatives, net		$(6,626,647)	$142,395

As of June 30, 2016 and March 31, 2016, no fair value measurements for assets or liabilities under Level 1 or Level 3 were recognized in the accompanying consolidated balance sheets. We did not have any other assets or liabilities measured at fair value on a non-recurring basis during the three months ended June 30, 2016 and 2015.

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

10. Earnings/(Loss) Per Share (“EPS”)

Basic EPS represents net income/(loss) attributable to common shareholders divided by the weighted average number of common shares outstanding during the measurement period. Our restricted stock shares include rights to receive dividends that are subject to the risk of forfeiture if service requirements are not satisfied, and as a result, these shares are not considered participating securities and are excluded from the basic weighted-average shares outstanding calculation. Diluted EPS represent net income/(loss) attributable to common shareholders divided by the weighted average number of common shares outstanding during the measurement period while also giving effect to all potentially dilutive common shares that were outstanding during the period.

The calculations of basic and diluted EPS for the periods presented are as follows:

	Three months ended
(In U.S. dollars except share data)	June 30, 2016	June 30, 2015
Numerator:
Net income/(loss)	$(1,291,121)	$13,652,883
Denominator:
Basic and diluted weighted average number of common shares outstanding	54,740,984	57,128,493
EPS:
Basic and diluted	$(0.02)	$0.24

For the three months ended June 30, 2016 and 2015, there were 655,000 and 929,000 shares of unvested restricted stock, respectively, excluded from the calculation of diluted EPS because the effect of their inclusion would be anti-dilutive.

11. Commitments and Contingencies

Commitments under Operating Leases

As of June 30, 2016, we had the following commitments as a lessee under operating leases relating to our United States, Greece and United Kingdom offices:

June 30, 2016
Less than one year	$348,436
One to three years	252,793
Three to five years	8,227
Total	$609,456

Fixed Time Charter Contracts

As of June 30, 2016, we had the following future minimum fixed time charter hire receipts based on non-cancelable long-term fixed time charter contracts:

June 30, 2016
Less than one year	$51,973,113
One to three years	80,186,227
Three to five years	18,812,333
Total	$150,971,673

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

12. Shareholder Rights Plan

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

13. Subsequent Events

During July 2016, we repurchased 138,400 common shares for $1.0 million, which we held as treasury shares.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward‑looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under "Item 1A—Risk Factors" herein and in our Annual Report on Form 10-K for the year ended March 31, 2016, our actual results may differ materially from those anticipated in these forward‑looking statements. Please also see the section "Forward-Looking Statements" included in this quarterly report.

Overview

We are a Marshall Islands corporation headquartered in the United States and primarily focused on owning and operating VLGCs, each with a cargo‑carrying capacity of greater than 80,000 cbm. Our fleet currently consists of twenty-two VLCG carriers, including nineteen fuel-efficient 84,000 cbm ECO VLGCs and three 82,000 cbm VLGCs.

Sixteen of our ECO VLGCs were constructed by Hyundai and three of our ECO VLGCs were constructed by Daewoo. Our nineteen ECO VLGCs, which incorporate fuel efficiency and emission-reducing technologies and certain custom features, were acquired by us for an aggregate purchase price of $1.4 billion, which was financed with proceeds from the 2015 Debt Facility, proceeds from equity offerings, and cash generated from operations. These nineteen ECO VLGCs were delivered to us between July 2014 and February 2016, seventeen of which were delivered during calendar year 2015 or later.

On April 1, 2015, Dorian and Phoenix began operations of the Helios Pool, which entered into pool participation agreements for the purpose of establishing and operating, as charterer, under a variable rate time charter to be entered into with owners or disponent owners of VLGCs, a commercial pool of VLGCs whereby revenues and expenses are shared. The vessels entered into the Helios Pool may operate either in the spot market, pursuant to COAs or on time charters of two years' duration or less. As of June 30, 2016, eighteen of our twenty-two VLGCs were deployed in the Helios Pool.

Our customers, either directly or through the Helios Pool, include or have included global energy companies such as Exxon Mobil Corp., China International United Petroleum & Chemicals Co., Ltd., Royal Dutch Shell plc and Statoil ASA, commodity traders such as Itochu Corporation and the Vitol Group and importers such as E1 Corp., SK Gas Co. Ltd. and Indian Oil Corporation.

We intend to pursue a balanced chartering strategy by employing our vessels on a mix of multi-year time charters, some of which may include a profit-sharing component, shorter-term time charters, spot market voyages and COAs. Five of our vessels are currently on fixed time charters, including one VLGC on fixed time charter within the Helios Pool. See “Our Fleet” below for more information.

Recent Developments

During July 2016, we repurchased 138,400 common shares for $1.0 million, which we held as treasury shares.

Selected Financial Data

The following table presents our selected financial data and other information for the three months ended June 30, 2016 and 2015, and as of June 30, 2016 and March 31, 2016 and should be read in conjunction with our unaudited interim condensed consolidated financial statements and other financial information included in this quarterly report.

	Three months ended
(in U.S. dollars, except fleet data)	June 30, 2016	June 30, 2015
Statement of Operations Data
Revenues	$50,515,776	$35,642,460
Expenses
Voyage expenses	755,804	3,523,073
Vessel operating expenses	16,095,552	6,754,086
Depreciation and amortization	16,192,745	4,857,427
General and administrative expenses	5,611,310	7,214,280
Loss on disposal of assets	—	105,549
Total expenses	38,655,411	22,454,415
Other income—related parties	552,901	383,642
Operating income	12,413,266	13,571,687
Other income/(expenses)
Interest and finance costs	(7,038,209)	(135,800)
Interest income	23,178	65,585
Unrealized gain/(loss) on derivatives	(4,369,859)	1,386,886
Realized loss on derivatives	(2,256,788)	(1,244,491)
Foreign currency gain/(loss), net	(62,709)	9,016
Total other income/(expenses), net	(13,704,387)	81,196
Net income/(loss)	$(1,291,121)	$13,652,883
Earnings/(loss) per common share—basic and diluted	$(0.02)	$0.24
Other Financial Data
Adjusted EBITDA(1)	$29,576,278	$19,400,254
Fleet Data
Calendar days(2)	2,002	662
Available days(3)	2,002	648
Operating days(4)(7)	1,885	579
Fleet utilization(5)(7)	94.2%	89.4%
Average Daily Results
Time charter equivalent rate(6)(7)	$26,398	$55,474
Daily vessel operating expenses(8)	$8,040	$10,203

	Dorian LPG Ltd.
	As of	As of
(in U.S. dollars)	June 30, 2016	March 31, 2016
Balance Sheet Data
Cash and cash equivalents	$47,321,200	$46,411,962
Restricted cash, non – current	50,812,789	50,812,789
Total assets	1,818,212,387	1,842,178,176
Current portion of long-term debt	65,978,785	66,265,643
Long-term debt—net of current portion and deferred financing fees	731,833,039	746,354,613
Total liabilities	844,336,618	856,578,939
Total shareholders’ equity	$973,875,769	$985,599,237

(1)

Adjusted EBITDA is a non-GAAP financial measure and represents net income/(loss) before interest and finance costs, unrealized (gain)/loss on derivatives, realized loss on derivatives, stock-based compensation expense, impairment, loss on disposal of assets and depreciation and amortization and is used as a supplemental financial measure by management to assess our financial and operating performance. We believe that adjusted EBITDA assists our management and investors by increasing the comparability of our performance from period to period. This increased comparability is achieved by excluding the potentially disparate effects between periods of derivatives, interest and finance costs, stock-based compensation expense, impairment, loss on disposal of assets and depreciation and amortization expense, which items are affected by various and possibly changing financing methods, capital structure and historical cost basis and which items may significantly affect net income/(loss) between periods. We believe that including adjusted EBITDA as a financial and operating measure benefits investors in selecting between investing in us and other investment alternatives.

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

The following table sets forth a reconciliation of net income/(loss) to Adjusted EBITDA (unaudited) for the periods presented:

	Three months ended
	June 30, 2016	June 30, 2015
(in U.S. dollars)
Net income/(loss)	$(1,291,121)	$13,652,883
Interest and finance costs	7,038,209	135,800
Unrealized gain/(loss) on derivatives	4,369,859	(1,386,886)
Realized loss on derivatives	2,256,788	1,244,491
Stock-based compensation expense	1,009,798	896,539
Depreciation and amortization	16,192,745	4,857,427
Adjusted EBITDA	$29,576,278	$19,400,254

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

The following table sets forth a reconciliation of revenues to TCE rate (unaudited) for the periods presented:

	Three months ended
(in U.S. dollars, except operating days)	June 30, 2016	June 30, 2015
Numerator:
Revenues	$50,515,776	$35,642,460
Voyage expenses	(755,804)	(3,523,073)
Time charter equivalent	$49,759,972	$32,119,387
Denominator:
Operating days	1,885	579
TCE rate:
Time charter equivalent rate	$26,398	$55,474

(7)

We determine operating days for each vessel based on the underlying vessel employment, including our vessels in the Helios Pool, which resulted in 1,885 operating days, fleet utilization of 94.2%, and a TCE rate of $26,398 for the three months ended June 30, 2016 and 579 operating days, fleet utilization of 89.4%, and a TCE rate of $55,474, for the three months ended June 30, 2015. If we were to calculate operating days for each vessel within the Helios Pool as a variable rate time charter for the three months ended June 30, 2016 and 2015, our operating days would be increased to 2,002 and 609, respectively, fleet utilization would be increased to 100.0% and 94.0%, respectively, and TCE rate would be reduced to $24,855 and $52,741, respectively. We believe that our methodology using the underlying vessel employment provides more meaningful insight into market conditions and the performance of our vessels.

(8)	Daily vessel operating expenses are calculated by dividing vessel operating expenses by calendar days for the relevant time period.

Our Fleet

The following table sets forth certain information regarding our fleet as of July 26, 2016:

	Capacity		Sister		ECO		Charter
	(Cbm)	Shipyard	Ships	Year Built	Vessel(1)	Employment(2)	Expiration(3)
VLGCs
Captain Markos NL(4)	82,000	Hyundai	A	2006	—	Time Charter	Q4 2019
Captain John NP	82,000	Hyundai	A	2007	—	Pool	—
Captain Nicholas ML	82,000	Hyundai	A	2008	—	Pool	—
Comet(5)	84,000	Hyundai	B	2014	X	Time Charter	Q3 2019
Corsair(6)	84,000	Hyundai	B	2014	X	Time Charter	Q3 2018
Corvette	84,000	Hyundai	B	2015	X	Pool	—
Cougar	84,000	Hyundai	B	2015	X	Pool	—
Concorde	84,000	Hyundai	B	2015	X	Pool	—
Cobra	84,000	Hyundai	B	2015	X	Pool	—
Continental	84,000	Hyundai	B	2015	X	Pool	—
Constitution	84,000	Hyundai	B	2015	X	Pool	—
Commodore	84,000	Hyundai	B	2015	X	Pool	—
Cresques	84,000	Daewoo	C	2015	X	Pool	—
Constellation	84,000	Hyundai	B	2015	X	Pool	—
Cheyenne	84,000	Hyundai	B	2015	X	Pool	—
Clermont	84,000	Hyundai	B	2015	X	Pool	—
Cratis	84,000	Daewoo	C	2015	X	Pool	—
Chaparral	84,000	Hyundai	B	2015	X	Pool	—
Copernicus	84,000	Daewoo	C	2015	X	Pool	—
Commander(7)	84,000	Hyundai	B	2015	X	Time Charter	Q4 2020
Challenger(8)	84,000	Hyundai	B	2015	X	Pool	Q2 2017
Caravelle	84,000	Hyundai	B	2016	X	Pool	—
Total	1,842,000

(1)	Represents vessels with very low revolutions per minute, long‑stroke, electronically controlled engines, larger propellers, advanced hull design, and low friction paint.

(2)

“Pool” indicates that the vessel is operated in the Helios Pool and receives as charter hire a portion of the net revenues of the pool calculated according to a formula based on the vessel’s pro rata performance in the pool.

(3)	Represents calendar year quarters.

(4)	Currently on time charter with an oil major that began in December 2014.

(5)	Currently on a time charter with an oil major that began in July 2014.

(6)	Currently on time charter with an oil major that began in July 2015.

(7)	Currently on a time charter with a major oil company that began in November 2015.

(8)	Currently on time charter with a trader within the Helios Pool that began in May 2016.

Results of Operations – For the three months ended June 30, 2016 as compared to the three months ended June 30, 2015

Revenues

The following table compares our Revenues for the three months ended June 30:

			Increase /	Percent
	2016	2015	(Decrease)	Change

Net pool revenues—related party	$37,659,385	$15,310,559	$22,348,826	146.0%
Voyage charter revenues	—	14,864,184	(14,864,184)	NM
Time charter revenues	12,532,351	5,372,203	7,160,148	133.3%
Other revenues	324,040	95,514	228,526	239.3%
Total	$50,515,776	$35,642,460	$14,873,316	41.7%

Revenues, which represent net pool revenues—related party, voyage charters, time charters and other revenues earned by our VLGCs, were $50.5 million for the three months ended June 30, 2016,  an increase of $14.9 million, or 41.7%, from $35.6 million for the three months ended June 30, 2015. The increase is primarily attributable to $30.4 million of revenues contributed by fourteen of our newbuilding VLGCs that began operations subsequent to June 30, 2015. This increase was partially offset by a decrease in revenues of $14.6 million, primarily due to a decrease in VLGC rates for vessels that were operating in our fleet during both three month periods, and a decrease of $0.9 million in revenues contributed by a pressurized gas carrier operating in our fleet during the three months ended June 30, 2015 that was sold prior to the three months ended June 30, 2016.

Voyage Expenses

Voyage expenses were $0.8 million during the three months ended June 30, 2016,  a decrease of $2.7 million, from $3.5 million for the three months ended June 30, 2015. Voyage expenses are all expenses unique to a particular voyage, including bunker fuel consumption, port expenses, canal fees, charter hire commissions, war risk insurance and security costs. Voyage expenses are typically paid by us under voyage charters and by the charterer under time charters, including pooling arrangements. Accordingly, we mainly incur voyage expenses for voyage charters or during repositioning voyages between time charters for which no cargo is available or travelling to or from drydocking. The decrease for the three months ended June 30, 2016, when compared to the three months ended June 30, 2015, was mainly attributable to the fact that none of our VLGCs operated on voyage charters outside of the Helios Pool during the three months ended June 30, 2016 resulting in decreases in VLGC bunker costs of $2.0 million and port expenses of $0.5 million, partially offset by an increase in other voyage expenses of $0.2 million. In addition, a pressurized gas carrier operating in our fleet during the three months ended June 30, 2015 incurred voyage expenses of $0.4 million for the three months ended June 30, 2015 that did not recur during the three months ended June 30, 2016 as it was sold prior to the period.

Vessel Operating Expenses

Vessel operating expenses were $16.1 million during the three months ended June 30, 2016, or $8,040 per vessel per calendar day, which is calculated by dividing vessel operating expenses by calendar days for the relevant time period for the vessels that were in our fleet. This was an increase of $9.3 million from $6.8 million for the three months ended June 30, 2015. The gross increase was primarily the result of an increase in the number of vessels operating in our fleet during the three months ended June 30, 2016 compared to the three months ended June 30, 2015. Vessel operating expenses per calendar day decreased $2,163 from $10,203 for the three months ended June 30, 2015 to $8,040 for the three months ended June 30, 2016.  The decrease in vessel operating expenses per day of $2,163 was largely due to a $1.1 million, or $1,689 per vessel per calendar day, reduction in costs relating to the training of additional crew along with the addition of newer vessels, which incur lower operating costs.

Depreciation and Amortization

Depreciation and amortization was $16.2 million for the three months ended June 30, 2016,  an increase of $11.3 million, or 233.4%, from $4.9 million for the three months ended June 30, 2015 that mainly relates to depreciation expense for our additional operating vessels.

General and Administrative Expenses

General and administrative expenses were $5.6 million for the three months ended June 30, 2016, a decrease of $1.6 million, or 22.2%, from $7.2 million for the three months ended June 30, 2015. The decrease was mainly due to a decrease of $1.5 million for salaries, wages and benefits (primarily from $2.1 million in cash bonuses to various employees approved by the Board of Directors in May 2015, partially offset by a $0.6 million increase in salaries, wages and benefits resulting from an increase in the number of employees) and $0.3 million for certain non-capitalizable costs incurred prior to vessel delivery, partially offset by an increase of $0.1 million for stock-based compensation and $0.1 million for other general and administrative expenses.

Other Income —Related Parties

Other income —related parties amounted to $0.6 million for the three months ended June 30, 2016, an increase of $0.2 million, or 44.1%, from $0.4 million for the three months ended June 30, 2015. The increase was primarily attributable to an increase of $0.1 million of fees for commercial management services provided by Dorian LPG (UK) Ltd. to the Helios Pool as well an increase of $0.1 million for certain chartering and marine operation services provided by Dorian LPG (USA) LLC and its subsidiaries to DHSA.

Interest and Finance Costs

Interest and finance costs amounted to $7.0 million for the three months ended June 30, 2016,  an increase of $6.9 million, or 5,082.8%, from $0.1 million for the three months ended June 30, 2015. The increase of $6.9 million during this period was mainly due to a $5.5 million increase in interest incurred on our long-term debt, amortization and other financing expenses, including capitalized interest, from $1.5 million in the three months ended June 30, 2015 to $7.0 million in the three month period ended June 30, 2016. Additionally, we had no capitalized interest during the three months ended June 30, 2016 compared to $1.4 million during the three months ended June 30, 2015. The average indebtedness, excluding deferred financing fees, during the three months ended June 30, 2016 was $835.3 million compared to $215.5 million during the three months ended June 30, 2015, reflecting debt drawdowns made under our 2015 Debt Facility. The outstanding balance of our long term debt as of June 30, 2016 was $820.7 million excluding deferred financing fees of $22.9 million.

Unrealized Gain/(Loss) on Derivatives

Unrealized gain/(loss) on derivatives amounted to a loss of approximately $4.4 million for the three months ended June 30, 2016, compared to a gain of $1.4 million for the three months ended June 30, 2015. The $5.8 million change is primarily attributable to changes in the fair value of our interest rate swaps due to changes in forward LIBOR yield curves.

Realized Loss on Derivatives

Realized loss on derivatives amounted to a loss of approximately $2.3 million for the three months ended June 30, 2016, an increase of $1.1 million, or 81.3%, from a loss of $1.2 million for the three months ended June 30, 2015. The increase is primarily attributable to six interest rate swaps we entered into subsequent to June 30, 2015, which increased our notional debt amounts.

Liquidity and Capital Resources

Our business is capital intensive, and our future success depends on our ability to maintain a high‑quality fleet. As of June 30, 2016, we had cash and cash equivalents of $47.3 million and restricted cash of $50.8 million.

Our primary source of capital during the three months ended June 30, 2016 was $29.8 million in cash generated from operations. As of June 30, 2016, we had total outstanding indebtedness of $820.7 million excluding deferred financing fees of $22.9 million. Within the next twelve months, $66.0 million of our long-term debt is scheduled to be repaid.

Operating expenses, including expenses to maintain the quality of our vessels in order to comply with international shipping standards and environmental laws and regulations, the funding of working capital requirements, long-term debt repayments, financing costs, including the repayment of principal and interest under our debt facilities, and repurchases of our own securities represent our short‑term, medium‑term and long‑term liquidity needs as of June 30, 2016. We anticipate satisfying these needs with cash on hand, cash from operations and/or external sources of finance.

Our dividend policy will also impact our future liquidity position. Marshall Islands law generally prohibits the payment of dividends other than from surplus or while a company is insolvent or would be rendered insolvent by the payment of such a dividend. In addition, under the terms of our credit facilities, we may only declare or pay any dividends from our free cash flow and may not do so if i) an event of default is occurring or ii) the payment of such dividend would result in an event of default. Our vessel owning subsidiaries who are party to the RBS Loan Facility, as described in our Annual Report on Form 10-K for the year ended March 31, 2016, are prohibited from paying dividends without the consent of the lender. However, the loan facility permits the borrowers to make expenditures to fund the administration and operation of Dorian.

As part of our growth strategy, we will continue to consider strategic opportunities, including the acquisition of additional vessels and repurchases of our own securities. We may choose to pursue such opportunities through internal growth or joint ventures or business acquisitions. We expect to finance the purchase price of any future acquisitions either through internally generated funds, public or private debt financings, public or private issuances of additional equity securities or a combination of these forms of financing.

Cash Flows

The following table summarizes our cash and cash equivalents provided by/(used in) operating, financing and investing activities for three months ended June 30:

	2016	2015
Net cash provided by operating activities	$29,782,059	$16,892,807
Net cash used in investing activities	(1,241,826)	(207,434,058)
Net cash provided by/(used in) financing activities	(27,553,084)	120,341,194
Net increase/(decrease) in cash and cash equivalents	$909,238	$(70,105,400)

Operating Cash Flows.  Net cash provided by operating activities for the three months ended June 30, 2016 was $29.8 million, compared to $16.9 million for the three months ended June 30, 2015. The increase of $12.9 million is primarily related to the timing of the changes in working capital.

Net cash flow from operating activities depends upon our overall profitability, market rates for vessels employed on voyage charters, charter rates agreed to for time charters, the timing and amount of payments for drydocking expenditures and unscheduled repairs and maintenance, fluctuations in working capital balances; timing of distributions from the Helios Pool; and bunker costs to the extent we have vessels employed on voyage charters.

Investing Cash Flows.  Net cash used in investing activities was $1.2 million for the three months ended June 30, 2016, comprised primarily of $1.2 million of payments for capitalized costs related to our newbuildings. Net cash used in investing activities was $207.4 million for the three months ended June 30, 2015, comprised mainly of $204.1 million of scheduled payments to the shipyards, supervision costs, management fees, and other capitalized costs related to the newbuildings and a $3.3 million increase in restricted cash deposits.

Financing Cash Flows.  Net cash used in financing activities was $27.6 million for the three months ended June 30, 2016 and consisted of repayments of long term debt of $15.7 million and repurchase of treasury stock of $11.9 million. Net cash provided by financing activities was $120.3 million for the three months ended June 30, 2015 and consisted of cash proceeds from drawdowns of the 2015 Debt Facility totaling $127.4 million, offset partially by repayments of long term debt of $2.8 million and payment of financing costs of $4.2 million.

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

As our vessels age and our fleet expands, our drydocking expenses will increase. We estimate the current cost of a VLGC special survey to be approximately $1,000,000 per vessel and the cost of an intermediate survey to be approximately $100,000 per vessel. Ongoing costs for compliance with environmental regulations are primarily included as part of our drydocking and classification society survey costs. We are not aware of any future regulatory changes or environmental laws that we expect to have a material impact on our current or future results of operations that we have not already considered. Please see “Item 1A. Risk Factors—Risks Relating to Our Company—We may incur substantial costs for the drydocking or replacement of our vessels as they age" in our Annual Report on Form 10-K for the year ended March 31, 2016.

Debt Agreements

For information relating to our secured term loan facilities, please see Note 11 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2016 and Note 6 to our unaudited interim condensed consolidated financial statements for the three months ended June 30, 2016 included herein.

Off-Balance Sheet Arrangements

We currently do not have any off‑balance sheet arrangements.

Critical Accounting Policies and Estimates

The following is an update to the Critical Accounting Estimates set forth in “Item 7. — Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended March 31, 2016.

Impairment of long-lived assets. We review our vessels and other fixed assets for impairment when events or circumstances indicate the carrying amount of the asset may not be recoverable. In addition, we compare independent appraisals to our carrying value for indicators of impairment to our vessels. When such indicators are present, an asset is tested for recoverability by comparing the estimate of future undiscounted net operating cash flows expected to be generated by the use of the asset over its remaining useful life and its eventual disposition to its carrying amount. An impairment charge is recognized if the carrying value is in excess of the estimated future undiscounted net operating cash flows. The impairment loss is measured based on the excess of the carrying amount over the fair market value of the asset. The new lower cost basis would result in a lower annual depreciation than before the impairment.

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

For the three months ended June 30, 2016, independent appraisals of eighteen of our VLGCs had indicators of impairment in accordance with ASC 360 Property, Plant, and Equipment. We determined estimated net operating cash flows for these VLGCs by applying various assumptions regarding future time charter equivalent revenues net of commissions, operating expenses, scheduled drydockings, expected offhire and scrap values. These assumptions were based on historical data as well as future expectations. We estimated spot market rates by obtaining the trailing 10-year historical average spot market rates, as published by maritime industry researchers. Estimated outflows for operating expenses and drydocking expenses were based on historical and budgeted costs and were adjusted for assumed inflation. Utilization was based on our historical levels achieved in the spot market and estimates of a residual value consistent with scrap rates used in management's evaluation of scrap value. Such estimates and assumptions regarding expected net operating cash flows require considerable judgment and were based upon historical experience, financial forecasts and industry trends and conditions. Therefore, based on this analysis, we concluded that no impairment charge was necessary because we believe the vessel carrying values are recoverable. No impairment charges were recognized for the three months ended June 30, 2016.

In addition, we performed a sensitivity analysis as of June 30, 2016, to determine the effect on recoverability of changes in TCE rates. The sensitivity analysis suggests that we would not incur an impairment charge on any of those eighteen VLGCs if daily TCE rates fell by 30% compared to the 10-year historical average spot market rates. An impairment charge of approximately $62.0 million on sixteen of those eighteen VLGCs would be triggered by a reduction of 40% in the 10-year historical average spot market rates. The amount, if any, and timing of any impairment charges we may recognize in the future will depend upon then current and expected future charter rates and vessel values, which may differ materially from those used in our estimates as of June 30, 2016.

Recent Accounting Pronouncements

See Note 2 to our unaudited interim condensed consolidated financial statements included herein for a discussion of recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For additional discussion of our exposure to market risk, refer to “Part II—Item 7A—Quantitative and Qualitative Disclosures About Market Risk” included in our Annual Report on Form 10-K for the year ended March 31, 2016.

Interest Rate Risk

The LPG shipping industry is capital intensive, requiring significant amounts of investment. Much of this investment is provided in the form of long-term debt. Our debt agreements contain interest rates that fluctuate with LIBOR. We have entered into interest rate swap agreements to hedge a majority of our exposure to fluctuations of interest rate risk associated with our RBS Debt Facility. For the three months ended June 30, 2016 and 2015, we hedged approximately 99% of our RBS Loan Facility to changes in interest rates and as a result we were not materially exposed to interest rate risk on the RBS Loan Facility. We have hedged $250 million of non-amortizing principal and $302.2 million of amortizing principal of the 2015 Debt Facility as of June 30, 2016 and thus increasing interest rates could adversely impact our future earnings. For the 12 months following June 30, 2016, a hypothetical increase or decrease of 20 basis points in the underlying LIBOR rates would result in an increase or decrease of our interest expense on our non-hedged interest bearing debt by approximately $0.3 million assuming all other variables are held constant.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of June 30, 2016. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those internal control systems determined to be effective can provide only a level of reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. The following is an update to the risk factors that may cause actual results to differ materially from those anticipated set forth in “Item 1A. — Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2016.

The expansion of the Panama Canal may have an adverse effect on our results of operations.

In June 2016, the expansion of the Panama Canal, or the Canal, was completed. The new locks allow the Canal to accommodate significantly larger vessels, including VLGCs, which we operate.  Transit from the U.S. Gulf to Asia, an important trade route for our customers, can now be shortened by approximately 15 days compared to transiting via the Cape of Good Hope.  The decrease in voyage time may increase the number of VLGCs available for cargo lifting and thereby increase industry capacity, which may have an adverse effect on TCE rates.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 5, 2015, we publicly announced that our Board of Directors had authorized the repurchase of up to $100 million of our common stock on or before December 31, 2016. The table below sets forth information regarding our purchases of our common stock during the quarterly period ended June 30, 2016:

			Total
			Number of
			Shares
			Purchased as
			Part of	Maximum Dollar
	Total		Publicly	Value of Shares
	Number	Average	Announced	that May Yet Be
	of Shares	Price Paid	Plans or	Purchased Under the
Period	Purchased	Per Share	Programs	Plan or Programs
April 1 to 30, 2016	50,000	$10.36	50,000	$78,538,342
May 1 to 31, 2016	447,900	10.01	447,900	74,056,908
June 1 to 30, 2016	757,400	8.80	757,400	67,388,034
Total	1,255,300	$9.30	1,255,300	$67,388,034

ITEM 6. EXHIBITS

See accompanying Exhibit Index included after the signature page of this report for a list of exhibits filed or furnished with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dorian LPG Ltd.
(Registrant)

Date: July 27, 2016	/s/ John Hadjipateras
John Hadjipateras
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 27, 2016	/s/ Theodore B. Young
Theodore B. Young
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Form of Restricted Stock Award Agreement, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on June 22, 2016

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Schema Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Schema Definition Linkbase

101.LAB	XBRL Taxonomy Extension Schema Label Linkbase

101.PRE	XBRL Taxonomy Extension Schema Presentation Linkbase

†This certification is deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act.