Form 10-Q
period 2016-09-30
DORIAN LPG LTD.
filed 2016-10-28
CIK 1596993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 26, 2016, there were 54,957,273 shares of the registrant’s Common Stock outstanding.

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

These risks include the risks that are identified in the “Risk Factors” section of this quarterly report and of our Annual Report on Form 10-K for the fiscal year ended March 31, 2016, and also include, among others, risks associated with the following:

•	our future operating or financial results;

•	our acquisitions, business strategy and expected capital spending or operating expenses;

•	shipping trends, including changes in charter rates, scrapping rates and vessel and other asset values;

•	factors affecting supply of and demand for liquefied petroleum gas, or LPG, shipping;

•	changes in trading patterns that impact tonnage requirements;

•	general economic conditions and specific economic conditions in the oil and natural gas industry and the countries and regions where LPG is produced and consumed;

•	the supply of and demand for LPG, which is affected by the production levels and price of oil, refined petroleum products and natural gas, including production from U.S. shale fields;

•	completion of infrastructure projects to support marine transportation of LPG, including export terminals and pipelines;

•	changes to the supply and demand for LPG vessels as a result of the expansion of the Panama Canal;

•	oversupply of or limited demand for LPG vessels comparable to ours or higher specification vessels;

•	competition in the LPG shipping industry;

•	our ability to profitably employ our vessels, including vessels participating in the Helios Pool (defined below);

•	the failure of our or the Helios Pool’s significant customers to perform their obligations to us or to the Helios Pool;

•	the performance of the Helios Pool;

•	the loss or reduction in business from our or the Helios Pool’s significant customers;

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

Dorian LPG Ltd.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dorian LPG Ltd.

Unaudited Condensed Consolidated Balance Sheets

(Expressed in United States Dollars, except for share data)

	As of	As of
	September 30, 2016	March 31, 2016
Assets
Current assets
Cash and cash equivalents	$43,581,900	$46,411,962
Trade receivables, net and accrued revenues	25,580	107,317
Prepaid expenses and other receivables	2,548,623	2,247,706
Due from related parties	32,410,570	54,504,359
Inventories	2,070,638	2,288,073
Total current assets	80,637,311	105,559,417
Fixed assets
Vessels, net	1,634,960,132	1,667,224,476
Other fixed assets, net	453,324	591,288
Total fixed assets	1,635,413,456	1,667,815,764
Other non-current assets
Deferred charges, net	343,474	294,935
Due from related parties—non-current	18,700,000	17,600,000
Restricted cash	50,812,789	50,812,789
Other non-current assets	95,284	95,271
Total assets	$1,786,002,314	$1,842,178,176
Liabilities and shareholders’ equity
Current liabilities
Trade accounts payable	$5,056,055	$6,826,503
Accrued expenses	5,975,359	9,721,477
Due to related parties	532,788	708,210
Deferred income	6,581,476	4,606,540
Current portion of long-term debt	65,978,785	66,265,643
Total current liabilities	84,124,463	88,128,373
Long-term liabilities
Long-term debt—net of current portion and deferred financing fees	715,158,576	746,354,613
Derivative instruments	19,489,621	21,647,965
Other long-term liabilities	430,949	447,988
Total long-term liabilities	735,079,146	768,450,566
Total liabilities	819,203,609	856,578,939
Commitments and contingencies
Shareholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued nor outstanding	—	—
Common stock, $0.01 par value, 450,000,000 shares authorized, 58,324,573 and 58,057,493 shares issued, 54,973,143 and 56,125,028 shares outstanding (net of treasury stock), as of September 30, 2016 and March 31, 2016, respectively	583,246	580,575
Additional paid-in-capital	850,666,442	848,179,471
Treasury stock, at cost; 3,351,430 and 1,932,465 shares as of September 30, 2016 and March 31, 2016, respectively	(33,797,281)	(20,943,816)
Retained earnings	149,346,298	157,783,007
Total shareholders’ equity	966,798,705	985,599,237
Total liabilities and shareholders’ equity	$1,786,002,314	$1,842,178,176

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dorian LPG Ltd.

Unaudited Condensed Consolidated Statements of Operations

(Expressed in United States Dollars)

	Three months ended		Six months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Revenues
Net pool revenues—related party	$20,837,311	$49,345,687	$58,496,696	$64,656,246
Voyage charter revenues	—	15,581,830	—	30,446,014
Time charter revenues	12,465,684	9,559,631	24,998,035	14,931,835
Other revenues	308,238	459,284	632,278	554,797
Total revenues	33,611,233	74,946,432	84,127,009	110,588,892
Expenses
Voyage expenses	466,218	3,541,546	1,222,022	7,064,619
Vessel operating expenses	16,339,345	9,459,889	32,434,897	16,213,975
Depreciation and amortization	16,365,517	8,303,555	32,558,262	13,160,982
General and administrative expenses	5,203,915	5,281,535	10,815,225	12,495,815
Loss on disposal of assets	—	—	—	105,549
Total expenses	38,374,995	26,586,525	77,030,406	49,040,940
Other income—related parties	552,922	383,643	1,105,823	767,285
Operating income/(loss)	(4,210,840)	48,743,550	8,202,426	62,315,237
Other income/(expenses)
Interest and finance costs	(7,160,119)	(931,329)	(14,198,328)	(1,067,129)
Interest income	30,317	49,259	53,495	114,844
Unrealized gain/(loss) on derivatives	6,528,203	(5,111,430)	2,158,344	(3,724,545)
Realized loss on derivatives	(2,333,915)	(1,230,333)	(4,590,703)	(2,474,823)
Foreign currency gain/(loss), net	766	(306,453)	(61,943)	(297,437)
Total other income/(expenses), net	(2,934,748)	(7,530,286)	(16,639,135)	(7,449,090)
Net income/(loss)	$(7,145,588)	$41,213,264	$(8,436,709)	$54,866,147
Earnings/(loss) per common share—basic	$(0.13)	$0.72	$(0.16)	$0.96
Earnings/(loss) per common share—diluted	$(0.13)	$0.72	$(0.16)	$0.96

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dorian LPG Ltd.

Unaudited Condensed Consolidated Statements of Shareholders’ Equity

(Expressed in United States Dollars, except for number of shares)

	Number of			Additional
	common	Common	Treasury	paid-in	Retained
	shares	stock	stock	capital	Earnings	Total
Balance, April 1, 2015	58,057,493	580,575	—	844,539,059	28,094,625	873,214,259
Net income for the period	—	—	—	—	54,866,147	54,866,147
Stock-based compensation	—	—	—	1,761,988	—	1,761,988
Purchase of treasury stock	—	—	(4,315,562)	—	—	(4,315,562)
Balance, September 30, 2015	58,057,493	$580,575	$(4,315,562)	$846,301,047	$82,960,772	$925,526,832

	Number of			Additional
	common	Common	Treasury	paid-in	Retained
	shares	stock	stock	capital	Earnings	Total
Balance, April 1, 2016	58,057,493	$580,575	$(20,943,816)	$848,179,471	$157,783,007	$985,599,237
Net loss for the period	—	—	—	—	(8,436,709)	(8,436,709)
Restricted share award issuances	267,080	2,671	—	(2,671)	—	—
Stock-based compensation	—	—	—	2,489,642	—	2,489,642
Purchase of treasury stock	—	—	(12,853,465)	—	—	(12,853,465)
Balance, September 30, 2016	58,324,573	$583,246	$(33,797,281)	$850,666,442	$149,346,298	$966,798,705

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dorian LPG Ltd.

Unaudited Condensed Consolidated Statements of Cash Flows

(Expressed in United States Dollars)

	Six months ended
	September 30, 2016	September 30, 2015
Cash flows from operating activities:
Net income/(loss)	$(8,436,709)	$54,866,147
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	32,558,262	13,160,982
Amortization of financing costs	1,893,141	634,500
Unrealized (gain)/loss on derivatives	(2,158,344)	3,724,545
Stock-based compensation expense	2,077,804	1,761,988
Loss on disposal of assets	—	105,549
Unrealized exchange differences	3,557	169,497
Other non-cash items	237,005	42,391
Changes in operating assets and liabilities
Trade receivables, net and accrued revenue	81,737	11,184,405
Prepaid expenses and other receivables	(300,917)	(463,697)
Due from related parties	20,993,789	(40,597,949)
Inventories	217,435	136,927
Other non-current assets	(13)	22
Trade accounts payable	(1,075,286)	(455,188)
Accrued expenses and other liabilities	(1,166,187)	2,561,642
Due to related parties	(175,422)	9,931
Net cash provided by operating activities	44,749,852	46,841,692
Cash flows from investing activities:
Payments for vessels and vessels under construction	(1,351,731)	(477,333,533)
Restricted cash deposits	—	(8,802,789)
Proceeds from disposal of assets	—	136,660
Payments to acquire other fixed assets	(3,095)	(299,312)
Net cash used in investing activities	(1,354,826)	(486,298,974)
Cash flows from financing activities:
Proceeds from long-term debt borrowings	—	338,291,681
Repayment of long-term debt borrowings	(33,276,251)	(10,346,896)
Purchase of treasury stock	(12,853,465)	(4,315,562)
Financing costs paid	(99,785)	(8,466,998)
Net cash (used in)/provided by financing activities	(46,229,501)	315,162,225
Effects of exchange rates on cash and cash equivalents	4,413	(181,650)
Net decrease in cash and cash equivalents	(2,830,062)	(124,476,707)
Cash and cash equivalents at the beginning of the period	46,411,962	204,821,183
Cash and cash equivalents at the end of the period	$43,581,900	$80,344,476

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

The accompanying unaudited condensed consolidated financial statements and related notes (the "Financial Statements") have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments, consisting of normal recurring items, necessary for a fair presentation of financial position, operating results and cash flows have been included in the Financial Statements. The Financial Statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended March 31, 2016 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on May 31, 2016.

Our interim results are subject to seasonal and other fluctuations, and the operating results for any quarter are therefore not necessarily indicative of results that may be otherwise expected for the entire year.

Our subsidiaries as of September 30, 2016, which are all wholly-owned and are incorporated in Republic of the Marshall Islands (unless otherwise noted), are listed below.

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

2. Significant Accounting Policies

The same accounting policies have been followed in these unaudited interim condensed consolidated financial statements as were applied in the preparation of our audited financial statements for the year ended March 31, 2016 (see Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2016).

In August 2016, the Financial Accounting Standards Board (“FASB”) issued accounting guidance addressing specific cash flow issues with the objective of reducing the existing diversity in practice. The pronouncement is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We believe that the impact of the adoption of this amended guidance will only relate to disclosures.

In March 2016, the FASB issued accounting guidance to simplify the requirements of accounting for share-based payment transactions. The guidance simplifies the accounting for taxes related to stock-based compensation, including adjustments to how excess tax benefits and an entity’s payments for tax withholdings should be classified. Additionally, an entity may make an entity-wide policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The pronouncement is effective for annual periods beginning after December 15, 2016, and interim periods within that reporting period with early adoption permitted in any interim or annual period. We have early adopted this pronouncement and have made the entity-wide policy election to account for forfeitures when they occur. The amended guidance had no significant impact on our financial statements for the three and six months ended September 30, 2016.

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

In April 2015, an accounting pronouncement was issued by the FASB to update the guidance related to the presentation of debt issuance costs, which we adopted in April 2016. This guidance requires debt issuance costs, related to a recognized debt liability, be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability rather than being presented as an asset. The reclassification does not impact net income/(loss) as previously reported or any prior amounts reported on the consolidated statements of comprehensive income, or the consolidated statements of cash flows. The effect of the retrospective application of this change in accounting principle on our consolidated balance sheets as of September 30, 2016 and March 31, 2016 resulted in a reduction of “Deferred charges, net” and “Total assets” in the amount of $22.0 million and $23.7 million, respectively, with a corresponding reduction of “Long-term debt—net of current portion” and “Total long-term liabilities.”

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

3. Transactions with Related Parties

Dorian (Hellas), S.A.

As of July 1, 2014, vessel management services and the associated agreements for our fleet were transferred from Dorian (Hellas), S.A. (“DHSA”) and are now provided through our wholly-owned subsidiaries Dorian LPG (USA) LLC, Dorian LPG (UK) Ltd. and Dorian LPG Management Corp. Subsequent to the transition agreements, Eagle Ocean Transport, Inc. (“Eagle Ocean Transport”) continues to incur related travel costs for certain transitioned employees as well as office-related costs, for which we reimbursed Eagle Ocean Transport $0.1 million and $0.3 million for the three months ended September 30, 2016 and 2015, respectively, and $0.2 million and $0.4 million for the six months ended September 30, 2016 and 2015, respectively. Such expenses are reimbursed based on their actual cost.

Dorian LPG (USA) LLC and its subsidiaries entered into an agreement with DHSA, retroactive to July 2014 and superseding an agreement between Dorian LPG (UK) Ltd. and DHSA, for the provision by Dorian LPG (USA) LLC and its subsidiaries of certain chartering and marine operation services to DHSA, for which income was earned and included in “Other income-related parties” totaling $0.1 million for both the three months ended September 30, 2016 and 2015, respectively, and $0.2 million and $0.1 million for the six months ended September 30, 2016 and 2015, respectively.

As of September 30, 2016, $1.1 million was due from DHSA and included in “Due from related parties” in the unaudited condensed consolidated balance sheets and $0.5 million was due to DHSA and included in “Due to related parties” in the unaudited condensed consolidated balance sheets. As of March 31, 2016, $0.9 million was due from DHSA and included in “Due from related parties” in the unaudited condensed consolidated balance sheets and $0.5 million was due to DHSA and included in “Due to related parties” in the unaudited condensed consolidated balance sheets.

Helios LPG Pool LLC

On April 1, 2015, Dorian and Phoenix began operations of the Helios Pool, which entered into pool participation agreements for the purpose of establishing and operating, as charterer, under variable rate time charters to be entered into with owners or disponent owners of VLGCs, a commercial pool of VLGCs whereby revenues and expenses are shared. We hold a 50% interest in the Helios Pool as a joint venture with Phoenix and all significant rights and obligations are equally shared by both parties. All profits of the Helios Pool are distributed to the pool participants based on pool points assigned to each vessel as variable charter hire and, as a result, there are no profits available to the equity investors as a share of equity. We have determined that the Helios Pool is a VIE as it does not have sufficient equity at risk. We do not consolidate the Helios Pool because we are not the primary beneficiary and do not have a controlling financial interest. In consideration of Accounting Standards Codification (“ASC”) 810-10-50-4e, the significant factors considered and judgments made in determining that the power to direct the activities of the Helios Pool that most significantly impact the entity’s economic performance are shared, in that all significant performance activities which relate to approval of pool policies and strategies related to pool customers and the marketing of the pool for the procurement of customers for the pool vessels, addition of new pool vessels and the pool cost management, require unanimous board consent from a board consisting of two members from each joint venture investor. Further, in accordance with the guidance in ASC 810-10-25-38D, the Company and Phoenix are not related parties as defined in ASC 850 nor are they de facto agents pursuant to ASC 810-10, the power over the significant activities of the Helios Pool is shared, and no party is the primary beneficiary in the Helios Pool, or has a controlling financial interest. In March 2016, the Helios Pool reached an agreement with Oriental Energy Company Ltd. ("Oriental Energy"). When fully delivered, the Helios Pool will operate eight VLGCs for Oriental Energy, some of which will be time chartered-in at a fixed time charter hire rate. In addition, the Helios Pool has entered into a multi-year contract of affreightment with Oriental Energy covering Oriental Energy’s shipments from the United States Gulf. The agreement with Oriental Energy had no impact on the ownership structure or the power to direct significant activities of the Helios Pool. As of September 30, 2016, the Helios Pool operated twenty-seven VLGCs, including eighteen of our vessels, five Oriental Energy vessels and four Phoenix vessels.

As of September 30, 2016, we had receivables from the Helios Pool of $50.0 million, including $18.7 million of working capital contributed for the operation of our vessels in the pool. As of March 31, 2016, we had receivables from the Helios Pool of $71.0 million, including $17.6 million of working capital contributed for the operation of our vessels in the pool. Our maximum exposure to losses from the pool as of September 30, 2016 is limited to the receivables from the pool. The Helios Pool does not have any third-party debt obligations. The Helios Pool has entered into commercial management agreements with each of Dorian LPG (UK) Ltd. and Phoenix as commercial managers and has appointed both commercial managers as the exclusive commercial managers of pool vessels. Fees for commercial management services provided by Dorian LPG (UK) Ltd. are included in “Other income-related parties” in the unaudited condensed consolidated statement of operations and were $0.5 million and $0.4 million for the three months ended September 30, 2016 and 2015, respectively, and were $0.9 million and $0.8 million for the six months ended September 30, 2016 and 2015, respectively. Additionally, we received a fixed reimbursement of expenses such as costs for security guards and war risk insurance for vessels operating in high risk areas from the Helios Pool, for which we earned $0.3 million and $0.2 million for the three months ended September 30, 2016 and 2015, respectively, and $0.5 million and $0.2 million for the six months ended September 30, 2016 and 2015, respectively, and are included in “Other revenues” in the unaudited condensed consolidated statement of operations.

Through our vessel owning subsidiaries, we have chartered vessels to the Helios Pool during the three and six months ended September 30, 2016. The time charter revenue from the Helios Pool is variable depending upon the net results of the pool, operating days and pool points for each vessel. The Helios Pool enters into voyage and time charters with external parties and receives freight and related revenue and, where applicable, incurs voyage costs such as bunkers, port costs and commissions. At the end of each month, the Helios Pool calculates net pool revenues using gross revenues, less voyage expenses of all the pool vessels, less fixed time charter hire for any chartered-in vessels, less the general and administrative expenses of the pool. Net pool revenues, less any amounts required for working capital of the Helios Pool, are distributed as variable rate time charter hire for the relevant vessel to participants based on pool points (vessel attributes such as cargo carrying capacity, fuel consumption, and speed are taken into consideration) and number of days the vessel participated in the pool in the period. We recognize net pool revenues on a monthly basis, when the vessel has participated in the pool during the period and the amount of net pool revenues for the month can be estimated reliably. Revenue earned is presented in Note 8.

Artwork

During the six months ended September 30, 2015, we purchased $0.1 million of artwork for newbuilding vessels, which have been capitalized and presented in “Vessels, net.” The artist is a relative of one of our executive officers. No artwork was purchased during the three months ended September 30, 2015, three months ended September 30, 2016, and six months ended September 30, 2016.

4. Deferred Charges, Net

The analysis and movement of deferred charges is presented in the table below:

Drydocking
costs
Balance, April 1, 2016	$294,935
Additions	108,709
Amortization	(60,170)
Balance, September 30, 2016	$343,474

During the six months ended September 30, 2016, we purchased $0.1 million of certain capitalizable items in anticipation of the drydocking of one of our VLGCs that will occur during the three months ending December 31, 2016.

5. Vessels, Net

		Accumulated
	Cost	depreciation	Net book Value
Balance, April 1, 2016	$1,727,979,929	$(60,755,453)	$1,667,224,476
Additions	287,962	—	287,962
Transfers out	(195,273)	—	(195,273)
Depreciation	—	(32,357,033)	(32,357,033)
Balance, September 30, 2016	$1,728,072,618	$(93,112,486)	$1,634,960,132

Vessels, with a total carrying value of $1,635.0 million and $1,667.2 million as of September 30, 2016 and March 31, 2016, respectively, are first‑priority mortgaged as collateral for our long-term debt facilities (refer to Note 6 below). No impairment loss was recorded for the periods presented.

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

Debt Obligations

The table below presents our debt obligations:

RBS secured bank debt	September 30, 2016	March 31, 2016
Tranche A	$35,700,000	$37,400,000
Tranche B	26,848,500	28,127,000
Tranche C	42,140,000	43,967,500
Total RBS secured bank debt	$104,688,500	$109,494,500

2015 Debt Facility
Commercial Financing	$234,442,044	$241,442,384
KEXIM Direct Financing	186,210,662	194,827,596
KEXIM Guaranteed	184,212,304	192,736,763
K-sure Insured	93,538,611	97,867,129
Total 2015 Debt Facility	$698,403,621	$726,873,872

Total debt obligations	$803,092,121	$836,368,372
Less: deferred financing fees	21,954,760	23,748,116
Debt obligations—net of deferred financing fees	$781,137,361	$812,620,256

Presented as follows:
Current portion of long-term debt	$65,978,785	$66,265,643
Long-term debt—net of current portion and deferred financing fees	715,158,576	746,354,613
Total	$781,137,361	$812,620,256

Deferred Financing Fees

The analysis and movement of deferred financing fees is presented in the table below:

Financing
costs
Balance, April 1, 2016	$23,748,116
Additions	99,785
Amortization	(1,893,141)
Balance, September 30, 2016	$21,954,760

7. Stock-Based Compensation Plans

Our stock-based compensation expense is included within general and administrative expenses in the unaudited condensed consolidated statements of operations and was $1.1 million and $0.9 million for the three months ended September 30, 2016 and 2015, respectively, and $2.1 million and $1.8 million for the six months ended September 30, 2016 and 2015, respectively. Unrecognized compensation cost was $11.5 million as of September 30, 2016 and will be recognized over the remaining weighted average life of 1.91 years. For more information on our equity incentive plan, see Note 13 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2016.

In June 2016, we granted 250,000 shares of restricted stock to certain of our officers and employees. One-fourth of these restricted shares vested immediately on the grant date, one-fourth will vest one year after grant date, one-fourth will vest two years after grant date, and one-fourth will vest three years after grant date. The restricted shares were valued at their grant date fair market value and expensed on a straight-line basis over the vesting periods.

In June 2016 and September 2016, we granted 6,950 and 10,130 shares of stock, respectively, to our non-executive directors in accordance with director compensation, which were valued and expensed at their grant date fair market value.

A summary of the activity of restricted shares awarded under our equity incentive plan as of September 30, 2016 and changes during the six months ended September 30, 2016, is as follows:

		Weighted-Average
		Grant-Date
Incentive Share Awards	Numbers of Shares	Fair Value
Unvested as of April 1, 2016	929,000	$19.70
Granted	267,080	7.73
Vested	(79,580)	7.52
Forfeited	(1,500)	7.82
Unvested as of September 30, 2016	1,115,000	$17.72

8. Revenues

Revenues comprise the following:

	Three months ended		Six months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net pool revenues—related party	$20,837,311	$49,345,687	$58,496,696	$64,656,246
Voyage charter revenues	—	15,581,830	—	30,446,014
Time charter revenues	12,465,684	9,559,631	24,998,035	14,931,835
Other revenues	308,238	459,284	632,278	554,797
Total revenues	$33,611,233	$74,946,432	$84,127,009	$110,588,892

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

(c) Fair value measurements: Interest rate swaps are stated at fair value, which is determined using a discounted cash flow approach based on market‑based LIBOR swap yield rates. LIBOR swap rates are observable at commonly quoted intervals for the full terms of the swaps and, therefore, are considered Level 2 items in accordance with the fair value hierarchy. The fair value of the interest rate swap agreements approximates the amount that we would have to pay for the early termination of the agreements. The following table summarizes the location on the balance sheet of the financial assets and liabilities that are carried at fair value on a recurring basis, which comprise our financial derivatives all of which are considered Level 2 items in accordance with the fair value hierarchy:

	September 30, 2016		March 31, 2016
	Other non-current assets	Long-term liabilities	Other non-current assets	Long-term liabilities
Derivatives not designated as hedging instruments	Derivative instruments	Derivative instruments	Derivative instruments	Derivative instruments
Interest rate swap agreements	$—	$19,489,621	$—	$21,647,965

The effect of derivative instruments within the unaudited condensed consolidated statements of operations for the periods presented is as follows:

		Three months ended
Derivatives not designated as hedging instruments	Location of gain/(loss) recognized	September 30, 2016	September 30, 2015
Interest Rate Swap—Change in fair value	Unrealized gain/(loss) on derivatives	$6,528,203	$(5,111,430)
Interest Rate Swap—Realized loss	Realized loss on derivatives	(2,333,915)	(1,230,333)
Gain/(loss) on derivatives, net		$4,194,288	$(6,341,763)

		Six months ended
Derivatives not designated as hedging instruments	Location of gain/(loss) recognized	September 30, 2016	September 30, 2015
Interest Rate Swap—Change in fair value	Unrealized gain/(loss) on derivatives	$2,158,344	$(3,724,545)
Interest Rate Swap—Realized loss	Realized loss on derivatives	(4,590,703)	(2,474,823)
Gain/(loss) on derivatives, net		$(2,432,359)	$(6,199,368)

As of September 30, 2016 and March 31, 2016, no fair value measurements for assets or liabilities under Level 1 or Level 3 were recognized in the accompanying consolidated balance sheets. We did not have any other assets or liabilities measured at fair value on a non-recurring basis during the three and six months ended September 30, 2016 and 2015.

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

The calculations of basic and diluted EPS for the periods presented are as follows:

	Three months ended		Six months ended
(In U.S. dollars except share data)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Numerator:
Net income/(loss)	$(7,145,588)	$41,213,264	$(8,436,709)	$54,866,147
Denominator:
Basic weighted average number of common shares outstanding	53,879,282	57,033,156	54,307,779	57,080,564
Effect of dilutive restricted stock	—	49,040	—	55,932
Diluted weighted average number of common shares outstanding	53,879,282	57,082,196	54,307,779	57,136,496
EPS:
Basic	$(0.13)	$0.72	$(0.16)	$0.96
Diluted	$(0.13)	$0.72	$(0.16)	$0.96

For the three months ended September 30, 2016 and 2015, there were 1,115,000 and 655,000 shares of unvested restricted stock, respectively, and for the six months ended September 30, 2016 and 2015, there were 1,115,000 and 655,000 shares of unvested restricted stock, respectively, which were excluded from the calculation of diluted EPS because the effect of their inclusion would be anti-dilutive.

11. Commitments and Contingencies

Commitments under Operating Leases

As of September 30, 2016, we had the following commitments as a lessee under operating leases relating to our United States, Greece and United Kingdom offices:

September 30, 2016
Less than one year	$346,980
One to three years	249,126
Total	$596,106

Fixed Time Charter Contracts

As of September 30, 2016, we had the following future minimum fixed time charter hire receipts based on non-cancelable long-term fixed time charter contracts:

September 30, 2016
Less than one year	$50,848,113
One to three years	74,123,324
Three to five years	12,815,236
Total	$137,786,673

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

Overview

We are a Marshall Islands corporation headquartered in the United States and primarily focused on owning and operating VLGCs, each with a cargo‑carrying capacity of greater than 80,000 cbm. Our fleet currently consists of twenty-two VLGC carriers, including nineteen fuel-efficient 84,000 cbm ECO VLGCs and three 82,000 cbm VLGCs.

Sixteen of our ECO VLGCs were constructed by Hyundai and three of our ECO VLGCs were constructed by Daewoo. Our nineteen ECO VLGCs, which incorporate fuel efficiency, emission-reducing technologies, and certain custom features, were acquired by us for an aggregate purchase price of $1.4 billion, which was financed with proceeds from the 2015 Debt Facility, proceeds from equity offerings, and cash generated from operations. These nineteen ECO VLGCs were delivered to us between July 2014 and February 2016, seventeen of which were delivered during calendar year 2015 or later.

On April 1, 2015, Dorian and Phoenix began operations of the Helios Pool, which entered into pool participation agreements for the purpose of establishing and operating, as charterer, under a variable rate time charter to be entered into with owners or disponent owners of VLGCs, a commercial pool of VLGCs whereby revenues and expenses are shared. The vessels entered into the Helios Pool may operate either in the spot market, pursuant to COAs or on time charters of two years' duration or less. As of September 30, 2016, eighteen of our twenty-two VLGCs were employed in the Helios Pool.

Our customers, either directly or through the Helios Pool, include or have included global energy companies such as Exxon Mobil Corp., China International United Petroleum & Chemicals Co., Ltd., Royal Dutch Shell plc and Statoil ASA, commodity traders such as Itochu Corporation and the Vitol Group and importers such as E1 Corp., SK Gas Co. Ltd. and Indian Oil Corporation.

We intend to pursue a balanced chartering strategy by employing our vessels on a mix of multi-year time charters, some of which may include a profit-sharing component, shorter-term time charters, spot market voyages and COAs. Four of our vessels are currently on fixed time charters. See “Our Fleet” below for more information.

Selected Financial Data

The following table presents our selected financial data and other information for the three and six months ended September 30, 2016 and 2015, and as of September 30, 2016 and March 31, 2016, and should be read in conjunction with our unaudited interim condensed consolidated financial statements and other financial information included in this quarterly report.

	Three months ended		Six months ended
(in U.S. dollars, except fleet data)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Statement of Operations Data
Revenues	$33,611,233	$74,946,432	$84,127,009	$110,588,892
Expenses
Voyage expenses	466,218	3,541,546	1,222,022	7,064,619
Vessel operating expenses	16,339,345	9,459,889	32,434,897	16,213,975
Depreciation and amortization	16,365,517	8,303,555	32,558,262	13,160,982
General and administrative expenses	5,203,915	5,281,535	10,815,225	12,495,815
Loss on disposal of assets	—	—	—	105,549
Total expenses	38,374,995	26,586,525	77,030,406	49,040,940
Other income—related parties	552,922	383,643	1,105,823	767,285
Operating income/(loss)	(4,210,840)	48,743,550	8,202,426	62,315,237
Other income/(expenses)
Interest and finance costs	(7,160,119)	(931,329)	(14,198,328)	(1,067,129)
Interest income	30,317	49,259	53,495	114,844
Unrealized gain/(loss) on derivatives	6,528,203	(5,111,430)	2,158,344	(3,724,545)
Realized loss on derivatives	(2,333,915)	(1,230,333)	(4,590,703)	(2,474,823)
Foreign currency gain/(loss), net	766	(306,453)	(61,943)	(297,437)
Total other income/(expenses), net	(2,934,748)	(7,530,286)	(16,639,135)	(7,449,090)
Net income/(loss)	$(7,145,588)	$41,213,264	$(8,436,709)	$54,866,147
Earnings/(loss) per common share—basic	$(0.13)	$0.72	$(0.16)	$0.96
Earnings/(loss) per common share—diluted	$(0.13)	$0.72	$(0.16)	$0.96
Other Financial Data
Adjusted EBITDA(1)	$13,253,766	$57,655,360	$42,830,044	$77,161,163
Fleet Data
Calendar days(2)	2,024	1,092	4,026	1,754
Available days(3)	2,022	1,066	4,024	1,714
Operating days(4)(7)	1,732	1,045	3,617	1,624
Fleet utilization(5)(7)	85.7%	98.0%	89.9%	94.7%
Average Daily Results
Time charter equivalent rate(6)(7)	$19,137	$68,330	$22,921	$63,746
Daily vessel operating expenses(8)	$8,073	$8,663	$8,056	$9,244

	Dorian LPG Ltd.
	As of	As of
(in U.S. dollars)	September 30, 2016	March 31, 2016
Balance Sheet Data
Cash and cash equivalents	$43,581,900	$46,411,962
Restricted cash, non – current	50,812,789	50,812,789
Total assets	1,786,002,314	1,842,178,176
Current portion of long-term debt	65,978,785	66,265,643
Long-term debt—net of current portion and deferred financing fees	715,158,576	746,354,613
Total liabilities	819,203,609	856,578,939
Total shareholders’ equity	$966,798,705	$985,599,237

(1)

Adjusted EBITDA is a non-GAAP financial measure and represents net income/(loss) before interest and finance costs, unrealized (gain)/loss on derivatives, realized loss on derivatives, stock-based compensation expense, impairment, and depreciation and amortization and is used as a supplemental financial measure by management to assess our financial and operating performance. We believe that adjusted EBITDA assists our management and investors by increasing the comparability of our performance from period to period. This increased comparability is achieved by excluding the potentially disparate effects between periods of derivatives, interest and finance costs, stock-based compensation expense, impairment, loss on disposal of assets and depreciation and amortization expense, which items are affected by various and possibly changing financing methods, capital structure and historical cost basis and which items may significantly affect net income/(loss) between periods. We believe that including adjusted EBITDA as a financial and operating measure benefits investors in selecting between investing in us and other investment alternatives.

Adjusted EBITDA has certain limitations in use and should not be considered an alternative to net income/(loss), operating income, cash flow from operating activities or any other measure of financial performance presented in accordance with GAAP. Adjusted EBITDA excludes some, but not all, items that affect net income/(loss). Adjusted EBITDA as presented below may not be computed consistently with similarly titled measures of other companies and, therefore, might not be comparable with other companies.

The following table sets forth a reconciliation of net income/(loss) to Adjusted EBITDA (unaudited) for the periods presented:

	Three months ended		Six months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
(in U.S. dollars)
Net income/(loss)	$(7,145,588)	$41,213,264	$(8,436,709)	$54,866,147
Interest and finance costs	7,160,119	931,329	14,198,328	1,067,129
Unrealized (gain)/loss on derivatives	(6,528,203)	5,111,430	(2,158,344)	3,724,545
Realized loss on derivatives	2,333,915	1,230,333	4,590,703	2,474,823
Stock-based compensation expense	1,068,006	865,449	2,077,804	1,761,988
Depreciation and amortization	16,365,517	8,303,555	32,558,262	13,160,982
Adjusted EBITDA	$13,253,766	$57,655,360	$42,830,044	$77,055,614

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

(5)

We calculate fleet utilization by dividing the number of operating days during a period by the number of available days during that period. An increase in non‑scheduled off‑hire days would reduce our operating days, and, therefore, our fleet utilization. We use fleet utilization to measure our ability to efficiently find suitable employment for our vessels.

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

The following table sets forth a reconciliation of revenues to TCE rate (unaudited) for the periods presented:

	Three months ended		Six months ended
(in U.S. dollars, except operating days)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Numerator:
Revenues	$33,611,233	$74,946,432	$84,127,009	$110,588,892
Voyage expenses	(466,218)	(3,541,546)	(1,222,022)	(7,064,619)
Time charter equivalent	$33,145,015	$71,404,886	$82,904,987	$103,524,273
Denominator:
Operating days	1,732	1,045	3,617	1,624
TCE rate:
Time charter equivalent rate	$19,137	$68,330	$22,921	$63,746

(7)

We determine operating days for each vessel based on the underlying vessel employment, including our vessels in the Helios Pool, which resulted in 1,732 and 1,045 operating days, fleet utilization of 85.7% and 98.0%, and a TCE rate of $19,137 and $68,330 for the three months ended September 30, 2016 and 2015, respectively, and 3,617 and 1,624 operating days, fleet utilization of 89.9% and 94.7%, and a TCE rate of $22,921 and $63,746, for the six months ended September 30, 2016 and 2015, respectively. If we were to calculate operating days for each vessel within the Helios Pool as a variable rate time charter for the three months ended September 30, 2016 and 2015, our operating days would be increased to 2,022 and 1,060, respectively, fleet utilization would be increased to 100.0% and 99.4%, respectively, and TCE rate would be reduced to $16,392 and $67,363, respectively. If we were to calculate operating days for each vessel within the Helios Pool as a variable rate time charter for the six months ended September 30, 2016 and 2015, our operating days would be increased to 4,024 and 1,684, respectively, fleet utilization would be increased to 100.0% and 98.2%, respectively, and TCE rate would be reduced to $20,603 and $61,475, respectively. We believe that our methodology using the underlying vessel employment provides more meaningful insight into market conditions and the performance of our vessels.

(8)	Daily vessel operating expenses are calculated by dividing vessel operating expenses by calendar days for the relevant time period.

Our Fleet

The following table sets forth certain information regarding our fleet as of October 26, 2016. We classify vessel employment as either Time Charter, Pool or Pool-TCO.

	Capacity		Sister		ECO		Charter
	(Cbm)	Shipyard	Ships	Year Built	Vessel(1)	Employment	Expiration(2)
VLGCs
Captain Markos NL	82,000	Hyundai	A	2006	—	Time Charter(3)	Q4 2019
Captain John NP	82,000	Hyundai	A	2007	—	Pool(4)	—
Captain Nicholas ML	82,000	Hyundai	A	2008	—	Pool(4)	—
Comet	84,000	Hyundai	B	2014	X	Time Charter(5)	Q3 2019
Corsair	84,000	Hyundai	B	2014	X	Time Charter(6)	Q3 2018
Corvette	84,000	Hyundai	B	2015	X	Pool(4)	—
Cougar	84,000	Hyundai	B	2015	X	Pool(4)	—
Concorde	84,000	Hyundai	B	2015	X	Pool(4)	—
Cobra	84,000	Hyundai	B	2015	X	Pool(4)	—
Continental	84,000	Hyundai	B	2015	X	Pool(4)	—
Constitution	84,000	Hyundai	B	2015	X	Pool(4)	—
Commodore	84,000	Hyundai	B	2015	X	Pool(4)	—
Cresques	84,000	Daewoo	C	2015	X	Pool(4)	—
Constellation	84,000	Hyundai	B	2015	X	Pool(4)	—
Cheyenne	84,000	Hyundai	B	2015	X	Pool-TCO(7)	—
Clermont	84,000	Hyundai	B	2015	X	Pool(4)	—
Cratis	84,000	Daewoo	C	2015	X	Pool-TCO(7)	—
Chaparral	84,000	Hyundai	B	2015	X	Pool-TCO(7)	Q4 2016
Copernicus	84,000	Daewoo	C	2015	X	Pool(4)	—
Commander	84,000	Hyundai	B	2015	X	Time Charter(8)	Q4 2020
Challenger	84,000	Hyundai	B	2015	X	Pool-TCO(7)	Q2 2017
Caravelle	84,000	Hyundai	B	2016	X	Pool(4)	—
Total	1,842,000

(1)	Represents vessels with very low revolutions per minute, long‑stroke, electronically controlled engines, larger propellers, advanced hull design, and low friction paint.

(2)	Represents calendar year quarters.

(3)	Currently on time charter with an oil major that began in December 2014.

(4)

“Pool” indicates that the vessel is operated in the Helios Pool as a voyage charter and receives as charter hire a portion of the net revenues of the pool calculated according to a formula based on the vessel’s pro rata performance in the pool.

(5)	Currently on a time charter with an oil major that began in July 2014.

(6)	Currently on a time charter with an oil major that began in July 2015.

(7)

“Pool-TCO” indicates that the vessel is operated in the Helios Pool on a time charter out to a third party and receives as charter hire a portion of the net revenues of the pool calculated according to a formula based on the vessel’s pro rata performance in the pool.

(8)	Currently on a time charter with a major oil company that began in November 2015.

Results of Operations – For the three months ended September 30, 2016 as compared to the three months ended September 30, 2015

Revenues

The following table compares our Revenues for the three months ended September 30:

			Increase /	Percent
	2016	2015	(Decrease)	Change

Net pool revenues—related party	$20,837,311	$49,345,687	$(28,508,376)	(57.8)%
Voyage charter revenues	—	15,581,830	(15,581,830)	NM
Time charter revenues	12,465,684	9,559,631	2,906,053	30.4%
Other revenues	308,238	459,284	(151,046)	(32.9)%
Total	$33,611,233	$74,946,432	$(41,335,199)	(55.2)%

Revenues, which represent net pool revenues—related party, voyage charters, time charters and other revenues earned by our VLGCs, were $33.6 million for the three months ended September 30, 2016,  a decrease of $41.3 million, or 55.2%, from $74.9 million for the three months ended September 30, 2015. The decrease is primarily attributable to lower VLGC rates and vessel utilization resulting in a decrease in revenues of $52.5 million for VLGCs that were operating in our fleet during both three-month periods, along with a decrease of $1.2 million in revenues contributed by a pressurized gas carrier operating in our fleet during the three months ended September 30, 2015 that was sold prior to the three months ended September 30, 2016. This decrease was partially offset by $12.4 million of revenues contributed by nine of our newbuilding VLGCs that began operations subsequent to September 30, 2015.

Voyage Expenses

Voyage expenses were $0.5 million during the three months ended September 30, 2016,  a decrease of $3.0 million, or 86.8%, from $3.5 million for the three months ended September 30, 2015. Voyage expenses are all expenses unique to a particular voyage, including bunker fuel consumption, port expenses, canal fees, charter hire commissions, war risk insurance and security costs. Voyage expenses are typically paid by us under voyage charters and by the charterer under time charters, including our vessels chartered to the Helios Pool. Accordingly, we mainly incur voyage expenses for voyage charters or during repositioning voyages between time charters for which no cargo is available or travelling to or from drydocking. The decrease for the three months ended September 30, 2016, when compared to the three months ended September 30, 2015, was mainly attributable to the fact that none of our VLGCs operated on voyage charters outside of the Helios Pool during the three months ended September 30, 2016, resulting in decreases in VLGC bunker costs of $1.5 million, port expenses of $0.4 million, and other voyage expenses of $0.5 million. In addition, a pressurized gas carrier operating in our fleet during the three months ended September 30, 2015 incurred voyage expenses of $0.6 million for the three months ended September 30, 2015 that did not recur during the three months ended September 30, 2016 as it was sold prior to the period.

Vessel Operating Expenses

Vessel operating expenses were $16.3 million during the three months ended September 30, 2016, or $8,073 per vessel per calendar day, which is calculated by dividing vessel operating expenses by calendar days for the relevant time period for the vessels that were in our fleet. This was an increase of $6.8 million, or 72.7%, from $9.5 million for the three months ended September 30, 2015. The increase in vessel operating expenses was primarily the result of an increase in the number of vessels operating in our fleet during the three months ended September 30, 2016 compared to the three months ended September 30, 2015. Vessel operating expenses per vessel per calendar day decreased $590 from $8,663 for the three months ended September 30, 2015 to $8,073 for the three months ended September 30, 2016.  The decrease in vessel operating expenses per vessel per calendar day of $590 was substantially due to a $0.7 million, or $600 per vessel per calendar day, reduction in costs relating to the training of additional crew.

Depreciation and Amortization

Depreciation and amortization was $16.4 million for the three months ended September 30, 2016,  an increase of $8.1 million, or 97.1%, from $8.3 million for the three months ended September 30, 2015 that mainly relates to depreciation expense for our additional operating vessels.

General and Administrative Expenses

General and administrative expenses were $5.2 million for the three months ended September 30, 2016, a decrease of $0.1 million, or 1.5%, from $5.3 million for the three months ended September 30, 2015. The decrease was mainly due to a decrease of $1.3 million for certain non-capitalizable costs incurred prior to vessel delivery partially offset by increases of $0.7 million for professional, legal, audit and accounting fees, $0.3 million in salaries, wages and benefits, resulting from an increase in the number of employees, and $0.2 million for stock-based compensation.

Other Income—Related Parties

Other income—related parties amounted to $0.6 million for the three months ended September 30, 2016, an increase of $0.2 million, or 44.1%, from $0.4 million for the three months ended September 30, 2015. The increase was primarily attributable to an increase of $0.1 million of fees for commercial management services provided by Dorian LPG (UK) Ltd. to the Helios Pool as well an increase of $0.1 million for certain chartering and marine operation services provided by Dorian LPG (USA) LLC and its subsidiaries to DHSA.

Interest and Finance Costs

Interest and finance costs amounted to $7.2 million for the three months ended September 30, 2016,  an increase of $6.3 million, or 668.8%, from $0.9 million for the three months ended September 30, 2015. The increase of $6.3 million during this period was mainly due to a $4.1 million increase in interest incurred on our long-term debt, amortization and other financing expenses, including capitalized interest, from $3.1 million for the three months ended September 30, 2015 to $7.2 million for the three-month period ended September 30, 2016. Additionally, we had no capitalized interest during the three months ended September 30, 2016 compared to $2.2 million during the three months ended September 30, 2015. The average indebtedness, excluding deferred financing fees, during the three months ended September 30, 2016 was $818.5 million compared to $415.3 million during the three months ended September 30, 2015, reflecting debt drawdowns made under our 2015 Debt Facility. The outstanding balance of our long term debt, net of deferred financing fees of $22.0 million, as of September 30, 2016 was $781.1 million.

Unrealized Gain/(Loss) on Derivatives

Unrealized gain/(loss) on derivatives amounted to a gain of approximately $6.5 million for the three months ended September 30, 2016, compared to a loss of $5.1 million for the three months ended September 30, 2015. The $11.6 million change is primarily attributable to changes in the fair value of our interest rate swaps due to changes in forward LIBOR yield curves.

Realized Loss on Derivatives

Realized loss on derivatives amounted to a loss of approximately $2.3 million for the three months ended September 30, 2016, an increase of $1.1 million, or 89.7%, from a loss of $1.2 million for the three months ended September 30, 2015. The increase is primarily attributable to four interest rate swaps we entered into subsequent to September 30, 2015, which increased our notional debt amounts.

Results of Operations – For the six months ended September 30, 2016 as compared to the six months ended September 30, 2015

Revenues

The following table compares our Revenues for the six months ended September 30:

			Increase /	Percent
	2016	2015	(Decrease)	Change
Net pool revenues—related party	$58,496,696	$64,656,246	$(6,159,550)	(9.5)%
Voyage charter revenues	—	30,446,014	(30,446,014)	NM
Time charter revenues	24,998,035	14,931,835	10,066,200	67.4%
Other revenues	632,278	554,797	77,481	14.0%
Total	$84,127,009	$110,588,892	$(26,461,883)	(23.9)%

Revenues, which represent net pool revenues—related party, voyage charters, time charters and other revenues earned by our VLGCs, were $84.1 million for the six months ended September 30, 2016,  a decrease of $26.5 million, or 23.9%, from $110.6 million for the six months ended September 30, 2015. The decrease is primarily attributable to lower VLGC rates and vessel utilization resulting in a decrease in revenues of $56.6 million for VLGCs that were operating in our fleet during both six-month periods, along with a decrease of $2.1 million in revenues contributed by a pressurized gas carrier operating in our fleet during the six months ended September 30, 2015 that was sold prior to the six months ended September 30, 2016. This decrease was partially offset by $32.2 million of revenues contributed by nine of our newbuilding VLGCs that began operations subsequent to September 30, 2015.

Voyage Expenses

Voyage expenses were $1.2 million during the six months ended September 30, 2016,  a decrease of $5.9 million, or 82.7%, from $7.1 million for the six months ended September 30, 2015. Voyage expenses are all expenses unique to a particular voyage, including bunker fuel consumption, port expenses, canal fees, charter hire commissions, war risk insurance and security costs. Voyage expenses are typically paid by us under voyage charters and by the charterer under time charters, including our vessels chartered to the Helios Pool. Accordingly, we mainly incur voyage expenses for voyage charters or during repositioning voyages between time charters for which no cargo is available or travelling to or from drydocking. The decrease for the six months ended September 30, 2016, when compared to the six months ended September 30, 2015, was mainly attributable to the fact that none of our VLGCs operated on voyage charters outside of the Helios Pool during the six months ended September 30, 2016, resulting in decreases in VLGC bunker costs of $3.5 million, port expenses of $0.9 million, and other voyage expenses of $0.4 million. In addition, a pressurized gas carrier operating in our fleet during the six months ended September 30, 2015 incurred voyage expenses of $1.1 million for the six months ended September 30, 2015 that did not recur during the six months ended September 30, 2016 as it was sold prior to the period.

Vessel Operating Expenses

Vessel operating expenses were $32.4 million during the six months ended September 30, 2016, or $8,056 per vessel per calendar day, which is calculated by dividing vessel operating expenses by calendar days for the relevant time period for the vessels that were in our fleet. This was an increase of $16.2 million, or 100.0%, from $16.2 million for the six months ended September 30, 2015. The increase in vessel operating expenses was primarily the result of an increase in the number of vessels operating in our fleet during the six months ended September 30, 2016 compared to the six months ended September 30, 2015. Vessel operating expenses per vessel per calendar day decreased $1,188 from $9,244 for the six months ended September 30, 2015 to $8,056 for the six months ended September 30, 2016.  The decrease in vessel operating expenses per vessel per calendar day of $1,188 was largely due to a $1.8 million, or $1,011 per vessel per calendar day, reduction in costs relating to the training of additional crew along with the addition of newer vessels, which incur lower operating costs.

Depreciation and Amortization

Depreciation and amortization was $32.6 million for the six months ended September 30, 2016, an increase of $19.4 million, or 147.4%, from $13.2 million for the six months ended September 30, 2015 that mainly relates to depreciation expense for our additional operating vessels.

General and Administrative Expenses

General and administrative expenses were $10.8 million for the six months ended September 30, 2016, a decrease of $1.7 million, or 13.4%, from $12.5 million for the six months ended September 30, 2015. The decrease was mainly due to decreases of $1.6 million for certain non-capitalizable costs incurred prior to vessel delivery, $1.2 million for salaries, wages and benefits (primarily from $2.1 million in cash bonuses to various employees approved by the Board of Directors in May 2015, partially offset by a $0.9 million increase in salaries, wages and benefits resulting from an increase in the number of employees) and $0.1 million for other general and administrative expenses, partially offset by increases of $0.9 million for professional, legal, audit and accounting fees and $0.3 million for stock-based compensation.

Other Income—Related Parties

Other income—related parties amounted to $1.1 million for the six months ended September 30, 2016,  an increase of $0.3 million, or 44.1%, from $0.8 million for the six months ended September 30, 2015. The increase was primarily attributable to an increase of $0.2 million of fees for commercial management services provided by Dorian LPG (UK) Ltd. to the Helios Pool as well an increase of $0.1 million for certain chartering and marine operation services provided by Dorian LPG (USA) LLC and its subsidiaries to DHSA.

Interest and Finance Costs

Interest and finance costs amounted to $14.2 million for the six months ended September 30, 2016,  an increase of $13.1 million, or 1,230.5%, from $1.1 million for the six months ended September 30, 2015. The increase of $13.1 million during this period was mainly due to a $9.5 million increase in interest incurred on our long-term debt, amortization and other financing expenses, including capitalized interest, from $4.7 million for the six months ended September 30, 2015 to $14.2 million for the six months ended September 30, 2016. Additionally, we had no capitalized interest during the six months ended September 30, 2016 compared to $3.6 million during the six months ended September 30, 2015. The average indebtedness, excluding deferred financing fees, during the six months ended September 30, 2016 was $826.9 million compared to $315.9 million during the six months ended September 30, 2015, reflecting debt drawdowns made under our 2015 Debt Facility. The outstanding balance of our long term debt, net of deferred financing fees of $22.0 million, as of September 30, 2016 was $781.1 million.

Unrealized Gain/(Loss) on Derivatives

Unrealized gain/(loss) on derivatives amounted to a gain of approximately $2.2 million for the six months ended September 30, 2016, compared to a loss of $3.7 million for the six months ended September 30, 2015. The $5.9 million change is primarily attributable to changes in the fair value of our interest rate swaps due to changes in forward LIBOR yield curves.

Realized Loss on Derivatives

Realized loss on derivatives amounted to a loss of approximately $4.6 million for the six months ended September 30, 2016, an increase of $2.1 million, or 85.5%, from a loss of $2.5 million for the six months ended September 30, 2015. The increase is primarily attributable to four interest rate swaps we entered into subsequent to September 30, 2015, which increased our notional debt amounts.

Liquidity and Capital Resources

Our business is capital intensive, and our future success depends on our ability to maintain a high‑quality fleet. As of September 30, 2016, we had cash and cash equivalents of $43.6 million and restricted cash of $50.8 million.

Our primary source of capital during the six months ended September 30, 2016 was $44.7 million in cash generated from operations. As of September 30, 2016, the outstanding balance of our long term debt, net of deferred financing fees of $22.0 million, was $781.1 million. Within the next twelve months, $66.0 million of our long-term debt is scheduled to be repaid.

Operating expenses, including expenses to maintain the quality of our vessels in order to comply with international shipping standards and environmental laws and regulations, the funding of working capital requirements, long-term debt repayments, financing costs, including the repayment of principal and interest under our debt facilities, and repurchases of our own securities represent our short‑term, medium‑term and long‑term liquidity needs as of September 30, 2016. We anticipate satisfying these needs with cash on hand, cash from operations and/or external sources of finance.

Our dividend policy will also impact our future liquidity position. Marshall Islands law generally prohibits the payment of dividends other than from surplus or while a company is insolvent or would be rendered insolvent by the payment of such a dividend. In addition, under the terms of our credit facilities, we may only declare or pay any dividends from our free cash flow and may not do so if i) an event of default is occurring or ii) the payment of such dividend would result in an event of default. Our vessel owning subsidiaries that are party to the RBS Loan Facility, as described in our Annual Report on Form 10-K for the year ended March 31, 2016, are prohibited from paying dividends without the consent of the lender. However, the loan facility permits the borrowers to make expenditures to fund the administration and operation of Dorian.

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

Cash Flows

The following table summarizes our cash and cash equivalents provided by/(used in) operating, financing and investing activities for the six months ended September 30:

	2016	2015
Net cash provided by operating activities	$44,749,852	$46,841,692
Net cash used in investing activities	(1,354,826)	(486,298,974)
Net cash (used in)/provided by financing activities	(46,229,501)	315,162,225
Net decrease in cash and cash equivalents	$(2,830,062)	$(124,476,707)

Operating Cash Flows.  Net cash provided by operating activities for the six months ended September 30, 2016 was $44.7 million, compared to $46.8 million for the six months ended September 30, 2015. The decrease of $2.1 million is primarily related to a decrease in cash flows from operating profits, partially offset by the timing of changes in working capital primarily from a reduction in amounts due from the Helios Pool.

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

Investing Cash Flows.  Net cash used in investing activities was $1.4 million for the six months ended September 30, 2016, comprised primarily of $1.4 million of payments for capitalized costs related to our fleet. Net cash used in investing activities was $486.3 million for the six months ended September 30, 2015, comprised mainly of $477.3 million of scheduled payments to the shipyards, supervision costs, management fees, and other capitalized costs related to our newbuildings and an $8.8 million increase in restricted cash deposits.

Financing Cash Flows.  Net cash used in financing activities was $46.2 million for the six months ended September 30, 2016 and consisted of repayments of long term debt of $33.3 million and repurchase of treasury stock of $12.9 million. Net cash provided by financing activities was $315.2 million for the six months ended September 30, 2015 and consisted of cash proceeds from drawdowns of the 2015 Debt Facility totaling $338.3 million, offset partially by repayments of long term debt of $10.3 million, payment of financing costs of $8.5 million and repurchase of treasury stock of $4.3 million.

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

Debt Agreements

For information relating to our secured term loan facilities, please see Note 11 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2016 and Note 6 to our unaudited interim condensed consolidated financial statements for the three and six months ended September 30, 2016 included herein.

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

As of September 30, 2016, independent appraisals of our VLGC fleet had indicators of impairment in accordance with ASC 360 Property, Plant, and Equipment. We determined estimated net operating cash flows for these VLGCs by applying various assumptions regarding future time charter equivalent revenues net of commissions, operating expenses, scheduled drydockings, expected offhire and scrap values. These assumptions were based on historical data as well as future expectations. We estimated spot market rates by obtaining the trailing 10-year historical average spot market rates, as published by maritime industry researchers. Estimated outflows for operating expenses and drydocking expenses were based on historical and budgeted costs and were adjusted for assumed inflation. Utilization was based on our historical levels achieved in the spot market and estimates of a residual value consistent with scrap rates used in management's evaluation of scrap value. Such estimates and assumptions regarding expected net operating cash flows require considerable judgment and were based upon historical experience, financial forecasts and industry trends and conditions. Therefore, based on this analysis, we concluded that no impairment charge was necessary because we believe the vessel carrying values are recoverable. No impairment charges were recognized for the three and six months ended September 30, 2016.

In addition, we performed a sensitivity analysis as of September 30, 2016, to determine the effect on recoverability of changes in TCE rates. The sensitivity analysis suggests that we would not incur an impairment charge on any of our twenty-two VLGCs if daily TCE rates fell by 30% compared to the 10-year historical average spot market rates. An impairment charge of approximately $266.4 million on nineteen of our twenty-two VLGCs would be triggered by a reduction of 40% in the 10-year historical average spot market rates. The amount, if any, and timing of any impairment charges we may recognize in the future will depend upon the then current and expected future charter rates and vessel values, which may differ materially from those used in our estimates as of September 30, 2016.

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

Interest Rate Risk

The LPG shipping industry is capital intensive, requiring significant amounts of investment. Much of this investment is provided in the form of long-term debt. Our debt agreements contain interest rates that fluctuate with LIBOR. We have entered into interest rate swap agreements to hedge a majority of our exposure to fluctuations of interest rate risk associated with our RBS Debt Facility. For the three and six months ended September 30, 2016 and 2015, we hedged approximately 99% of our RBS Loan Facility to changes in interest rates and as a result we were not materially exposed to interest rate risk on the RBS Loan Facility. We have hedged $250 million of non-amortizing principal and $292.4 million of amortizing principal of the 2015 Debt Facility as of September 30, 2016 and thus increasing interest rates could adversely impact our future earnings. For the 12 months following September 30, 2016, a hypothetical increase or decrease of 20 basis points in the underlying LIBOR rates would result in an increase or decrease of our interest expense on our non-hedged interest bearing debt by approximately $0.3 million assuming all other variables are held constant.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of September 30, 2016. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those internal control systems determined to be effective can provide only a level of reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three and six months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The recent downturn in spot market charter rates has had and may continue to have a negative effect on our results of operations and cash flows.

As of the date of this quarterly report, sixteen of our twenty-two vessels operate in the spot market through the Helios Pool. This exposes us to fluctuations in spot market charter rates. We also employ six of our VLGCs (including through the Helios Pool) on time charters.  As these time charters expire, we may employ these vessels in the spot market or on new time charters, the charter rates of which are highly dependent on the then prevailing spot market rates. The spot charter market can fluctuate significantly based upon the supply of and demand for LPG carriers.

The Baltic Exchange Liquid Petroleum Gas Index, an index published daily by the Baltic Exchange for the spot market rate for the benchmark Ras Tanura‑Chiba route (expressed as U.S. dollars per metric ton), has fallen 87% from a peak of $143.250 in July 2014 to a low of $18.406 in September 2016 and as of October 26, 2016 is at $27.500. If future spot charter rates decline further, or remain depressed, then we may not be able to profitably operate our vessels, meet our financial obligations, including the repayment of our indebtedness, or pay dividends.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 5, 2015, we publicly announced that our Board of Directors had authorized the repurchase of up to $100 million of our common stock on or before December 31, 2016. The table below sets forth information regarding our purchases of our common stock during the quarterly period ended September 30, 2016:

			Total
			Number of
			Shares
			Purchased as
			Part of	Maximum Dollar
	Total		Publicly	Value of Shares
	Number	Average	Announced	that May Yet Be
	of Shares	Price Paid	Plans or	Purchased Under the
Period	Purchased	Per Share	Programs	Plan or Programs
July 1 to 31, 2016	138,400	$7.22	138,400	$66,388,552
August 1 to 31, 2016	—	—	—	66,388,552
September 1 to 30, 2016	—	—	—	66,388,552
Total	138,400	$7.22	138,400	$66,388,552

ITEM 6. EXHIBITS

See accompanying Exhibit Index included after the signature page of this report for a list of exhibits filed or furnished with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dorian LPG Ltd.
(Registrant)

Date: October 27, 2016	/s/ John Hadjipateras
John Hadjipateras
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 27, 2016	/s/ Theodore B. Young
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