Form 10-Q
period 2016-12-31
DORIAN LPG LTD.
filed 2017-01-30
CIK 1596993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

As of January 26, 2017, there were 54,967,332 shares of the registrant’s common stock outstanding.

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

Dorian LPG Ltd.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dorian LPG Ltd.

Unaudited Condensed Consolidated Balance Sheets

(Expressed in United States Dollars, except for share data)

	As of	As of
	December 31, 2016	March 31, 2016
Assets
Current assets
Cash and cash equivalents	$31,839,639	$46,411,962
Trade receivables, net and accrued revenues	1,382,311	107,317
Prepaid expenses and other receivables	2,079,074	2,247,706
Due from related parties	24,693,405	54,504,359
Inventories	2,886,237	2,288,073
Total current assets	62,880,666	105,559,417
Fixed assets
Vessels, net	1,619,392,122	1,667,224,476
Other fixed assets, net	386,288	591,288
Total fixed assets	1,619,778,410	1,667,815,764
Other non-current assets
Deferred charges, net	1,886,686	294,935
Derivative instruments	4,961,435	—
Due from related parties—non-current	19,800,000	17,600,000
Restricted cash	50,812,789	50,812,789
Other non-current assets	93,417	95,271
Total assets	$1,760,213,403	$1,842,178,176
Liabilities and shareholders’ equity
Current liabilities
Trade accounts payable	$5,699,438	$6,826,503
Accrued expenses	5,756,643	9,721,477
Due to related parties	556,364	708,210
Deferred income	8,110,293	4,606,540
Current portion of long-term debt	65,978,786	66,265,643
Total current liabilities	86,101,524	88,128,373
Long-term liabilities
Long-term debt—net of current portion and deferred financing fees	700,715,644	746,354,613
Derivative instruments	69,750	21,647,965
Other long-term liabilities	427,008	447,988
Total long-term liabilities	701,212,402	768,450,566
Total liabilities	787,313,926	856,578,939
Commitments and contingencies
Shareholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued nor outstanding	—	—
Common stock, $0.01 par value, 450,000,000 shares authorized, 58,335,007 and 58,057,493 shares issued, 54,967,332 and 56,125,028 shares outstanding (net of treasury stock), as of December 31, 2016 and March 31, 2016, respectively	583,350	580,575
Additional paid-in-capital	851,827,474	848,179,471
Treasury stock, at cost; 3,367,675 and 1,932,465 shares as of December 31, 2016 and March 31, 2016, respectively	(33,897,269)	(20,943,816)
Retained earnings	154,385,922	157,783,007
Total shareholders’ equity	972,899,477	985,599,237
Total liabilities and shareholders’ equity	$1,760,213,403	$1,842,178,176

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dorian LPG Ltd.

Unaudited Condensed Consolidated Statements of Operations

(Expressed in United States Dollars)

	Three months ended		Nine months ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Revenues
Net pool revenues—related party	$22,301,512	$66,044,777	$80,798,208	$130,701,023
Time charter revenues	11,921,875	11,237,746	36,919,910	26,169,581
Voyage charter revenues	1,296,952	15,567,844	1,296,952	46,013,858
Other revenues	214,649	433,341	846,927	988,138
Total revenues	35,734,988	93,283,708	119,861,997	203,872,600
Expenses
Voyage expenses	1,193,265	4,347,222	2,415,287	11,411,841
Vessel operating expenses	17,114,358	14,265,183	49,549,255	30,479,158
Depreciation and amortization	16,385,921	13,536,900	48,944,183	26,697,882
General and administrative expenses	5,166,239	7,506,740	15,981,464	20,002,555
Loss on disposal of assets	—	—	—	105,549
Total expenses	39,859,783	39,656,045	116,890,189	88,696,985
Other income—related parties	670,836	383,642	1,776,659	1,150,927
Operating income/(loss)	(3,453,959)	54,011,305	4,748,467	116,326,542
Other income/(expenses)
Interest and finance costs	(7,332,260)	(4,633,454)	(21,530,588)	(5,700,583)
Interest income	27,711	22,382	81,206	137,226
Unrealized gain on derivatives	24,381,306	7,389,868	26,539,650	3,665,324
Realized loss on derivatives	(8,390,014)	(2,007,426)	(12,980,717)	(4,482,250)
Foreign currency loss, net	(193,160)	(121,352)	(255,103)	(418,789)
Total other income/(expenses), net	8,493,583	650,018	(8,145,552)	(6,799,072)
Net income/(loss)	$5,039,624	$54,661,323	$(3,397,085)	$109,527,470
Earnings/(loss) per common share—basic	$0.09	$0.97	$(0.06)	$1.92
Earnings/(loss) per common share—diluted	$0.09	$0.97	$(0.06)	$1.92

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dorian LPG Ltd.

Unaudited Condensed Consolidated Statements of Shareholders’ Equity

(Expressed in United States Dollars, except for number of shares)

	Number of			Additional
	common	Common	Treasury	paid-in	Retained
	shares	stock	stock	capital	Earnings	Total
Balance, April 1, 2015	58,057,493	580,575	—	844,539,059	28,094,625	873,214,259
Net income for the period	—	—	—	—	109,527,470	109,527,470
Stock-based compensation	—	—	—	2,684,152	—	2,684,152
Purchase of treasury stock	—	—	(10,070,645)	—	—	(10,070,645)
Balance, December 31, 2015	58,057,493	$580,575	$(10,070,645)	$847,223,211	$137,622,095	$975,355,236

	Number of			Additional
	common	Common	Treasury	paid-in	Retained
	shares	stock	stock	capital	Earnings	Total
Balance, April 1, 2016	58,057,493	$580,575	$(20,943,816)	$848,179,471	$157,783,007	$985,599,237
Net loss for the period	—	—	—	—	(3,397,085)	(3,397,085)
Restricted share award issuances	277,514	2,775	—	(2,775)	—	—
Stock-based compensation	—	—	—	3,650,778	—	3,650,778
Purchase of treasury stock	—	—	(12,953,453)	—	—	(12,953,453)
Balance, December 31, 2016	58,335,007	$583,350	$(33,897,269)	$851,827,474	$154,385,922	$972,899,477

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dorian LPG Ltd.

Unaudited Condensed Consolidated Statements of Cash Flows

(Expressed in United States Dollars)

	Nine months ended
	December 31, 2016	December 31, 2015
Cash flows from operating activities:
Net income/(loss)	$(3,397,085)	$109,527,470
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	48,944,183	26,697,882
Amortization of financing costs	2,820,407	1,553,730
Unrealized gain on derivatives	(26,539,650)	(3,665,324)
Stock-based compensation expense	3,238,940	3,050,819
Loss on disposal of assets	—	105,549
Unrealized exchange differences	346,165	322,455
Other non-cash items	256,630	61,323
Changes in operating assets and liabilities
Trade receivables, net and accrued revenue	(1,274,994)	10,305,211
Prepaid expenses and other receivables	168,632	(2,253,247)
Due from related parties	27,610,954	(73,632,993)
Inventories	(598,164)	1,252,001
Other non-current assets	1,854	(8)
Trade accounts payable	(1,460,727)	3,386,722
Accrued expenses and other liabilities	(227,353)	6,241,601
Due to related parties	(151,846)	32,127
Payments for drydocking costs	(533,096)	—
Net cash provided by operating activities	49,204,850	82,985,318
Cash flows from investing activities:
Payments for vessels and vessels under construction	(1,755,832)	(839,065,088)
Restricted cash deposits	—	(16,502,789)
Proceeds from disposal of assets	—	136,660
Payments to acquire other fixed assets	(7,029)	(443,417)
Net cash used in investing activities	(1,762,861)	(855,874,634)
Cash flows from financing activities:
Proceeds from long-term debt borrowings	—	634,648,196
Repayment of long-term debt borrowings	(48,646,448)	(20,939,276)
Purchase of treasury stock	(12,953,453)	(10,070,645)
Financing costs paid	(99,785)	(13,210,445)
Net cash (used in)/provided by financing activities	(61,699,686)	590,427,830
Effects of exchange rates on cash and cash equivalents	(314,626)	(324,778)
Net decrease in cash and cash equivalents	(14,572,323)	(182,786,264)
Cash and cash equivalents at the beginning of the period	46,411,962	204,821,183
Cash and cash equivalents at the end of the period	$31,839,639	$22,034,919

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

The accompanying unaudited condensed consolidated financial statements and related notes (the "Financial Statements") have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments, consisting of normal recurring items, necessary for a fair presentation of financial position, operating results and cash flows have been included in the Financial Statements. The Financial Statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended March 31, 2016 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on May 31, 2016, as subsequently amended.

Our interim results are subject to seasonal and other fluctuations, and the operating results for any quarter are therefore not necessarily indicative of results that may be otherwise expected for the entire year.

Our subsidiaries as of December 31, 2016, which are all wholly-owned and are incorporated in Republic of the Marshall Islands (unless otherwise noted), are listed below.

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

In November 2016, the Financial Accounting Standards Board (the “FASB”) issued accounting guidance to require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The pronouncement is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are currently assessing the impact the amended guidance will have on our financial statements.

In August 2016, the FASB issued accounting guidance addressing specific cash flow issues with the objective of reducing the existing diversity in practice. The pronouncement is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We do not believe that the impact of the adoption of this amended guidance will have a material effect on our financial statements.

In March 2016, the FASB issued accounting guidance to simplify the requirements of accounting for share-based payment transactions. The guidance simplifies the accounting for taxes related to stock-based compensation, including adjustments to how excess tax benefits and an entity’s payments for tax withholdings should be classified. Additionally, an entity may make an entity-wide policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The pronouncement is effective for annual periods beginning after December 15, 2016, and interim periods within that reporting period with early adoption permitted in any interim or annual period. We have early adopted this pronouncement and have made the entity-wide policy election to account for forfeitures when they occur. The amended guidance had no significant impact on our financial statements for the three and nine months ended December 31, 2016.

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

In April 2015, an accounting pronouncement was issued by the FASB to update the guidance related to the presentation of debt issuance costs, which we adopted in April 2016. This guidance requires debt issuance costs, related to a recognized debt liability, be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability rather than being presented as an asset. The reclassification does not impact net income/(loss) as previously reported or any prior amounts reported on the consolidated statements of comprehensive income, or the consolidated statements of cash flows. The effect of the retrospective application of this change in accounting principle on our consolidated balance sheets as of December 31, 2016 and March 31, 2016 resulted in a reduction of “Deferred charges, net” and “Total assets” in the amount of $21.0 million and $23.7 million, respectively, with a corresponding reduction of “Long-term debt—net of current portion” and “Total long-term liabilities.”

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

3. Transactions with Related Parties

Dorian (Hellas), S.A.

As of July 1, 2014, vessel management services and the associated agreements for our fleet were transferred from Dorian (Hellas), S.A. (“DHSA”) and are now provided through our wholly-owned subsidiaries Dorian LPG (USA) LLC, Dorian LPG (UK) Ltd. and Dorian LPG Management Corp. Subsequent to the transition agreements, Eagle Ocean Transport, Inc. (“Eagle Ocean Transport”) continues to incur related travel costs for certain transitioned employees as well as office-related costs, for which we reimbursed Eagle Ocean Transport $0.1 million and $0.2 million for the three months ended December 31, 2016 and 2015, respectively, and $0.3 million and $0.6 million for the nine months ended December 31, 2016 and 2015, respectively. Such expenses are reimbursed based on their actual cost.

Dorian LPG (USA) LLC and its subsidiaries entered into an agreement with DHSA, retroactive to July 2014 and superseding an agreement between Dorian LPG (UK) Ltd. and DHSA, for the provision by Dorian LPG (USA) LLC and its subsidiaries of certain chartering and marine operation services to DHSA, for which income was earned and included in “Other income-related parties” totaling $0.1 million and less than $0.1 million for the three months ended December 31, 2016 and 2015, respectively, and $0.3 million and $0.1 million for the nine months ended December 31, 2016 and 2015, respectively.

As of December 31, 2016, $1.2 million was due from DHSA and included in “Due from related parties” in the unaudited condensed consolidated balance sheets and $0.5 million was due to DHSA and included in “Due to related parties” in the unaudited condensed consolidated balance sheets. As of March 31, 2016, $0.9 million was due from DHSA and included in “Due from related parties” in the unaudited condensed consolidated balance sheets and $0.5 million was due to DHSA and included in “Due to related parties” in the unaudited condensed consolidated balance sheets.

Helios LPG Pool LLC

On April 1, 2015, Dorian and Phoenix began operations of the Helios Pool, which entered into pool participation agreements for the purpose of establishing and operating, as charterer, under variable rate time charters to be entered into with owners or disponent owners of VLGCs, a commercial pool of VLGCs whereby revenues and expenses are shared. We hold a 50% interest in the Helios Pool as a joint venture with Phoenix and all significant rights and obligations are equally shared by both parties. All profits of the Helios Pool are distributed to the pool participants based on pool points assigned to each vessel as variable charter hire and, as a result, there are no profits available to the equity investors as a share of equity. We have determined that the Helios Pool is a variable interest entity as it does not have sufficient equity at risk. We do not consolidate the Helios Pool because we are not the primary beneficiary and do not have a controlling financial interest. In consideration of Accounting Standards Codification (“ASC”) 810-10-50-4e, the significant factors considered and judgments made in determining that the power to direct the activities of the Helios Pool that most significantly impact the entity’s economic performance are shared, in that all significant performance activities which relate to approval of pool policies and strategies related to pool customers and the marketing of the pool for the procurement of customers for the pool vessels, addition of new pool vessels and the pool cost management, require unanimous board consent from a board consisting of two members from each joint venture investor. Further, in accordance with the guidance in ASC 810-10-25-38D, the Company and Phoenix are not related parties as defined in ASC 850 nor are they de facto agents pursuant to ASC 810-10, the power over the significant activities of the Helios Pool is shared, and no party is the primary beneficiary in the Helios Pool, or has a controlling financial interest. In March 2016, the Helios Pool reached an agreement with Oriental Energy Company Ltd. ("Oriental Energy") whereby Oriental Energy would contribute certain vessels to the Helios Pool, have certain of its vessels time chartered by the Helios Pool and simultaneously enter into a multi-year contract of affreightment covering Oriental Energy’s shipments from the United States Gulf. The agreement with Oriental Energy had no impact on the ownership structure or the power to direct significant activities of the Helios Pool. As of December 31, 2016, the Helios Pool operated twenty-four VLGCs, including seventeen of our vessels, three Oriental Energy vessels and four Phoenix vessels.

As of December 31, 2016, we had receivables from the Helios Pool of $43.2 million, including $19.8 million of working capital contributed for the operation of our vessels in the pool. As of March 31, 2016, we had receivables from the Helios Pool of $71.0 million, including $17.6 million of working capital contributed for the operation of our vessels in the pool. Our maximum exposure to losses from the pool as of December 31, 2016 is limited to the receivables from the pool. The Helios Pool does not have any third-party debt obligations. The Helios Pool has entered into commercial management agreements with each of Dorian LPG (UK) Ltd. and Phoenix as commercial managers and has appointed both commercial managers as the exclusive commercial managers of pool vessels. Fees for commercial management services provided by Dorian LPG (UK) Ltd. are included in “Other income-related parties” in the unaudited condensed consolidated statement of operations and were $0.6 million and $0.4 million for the three months ended December 31, 2016 and 2015, respectively, and were $1.5 million and $1.1 million for the nine months ended December 31, 2016 and 2015, respectively. Additionally, we receive a fixed reimbursement of expenses such as costs for security guards and war risk insurance for vessels operating in high risk areas from the Helios Pool, for which we earned $0.2 million and $0.3 million for the three months ended December 31, 2016 and 2015, respectively, and $0.7 million and $0.6 million for the nine months ended December 31, 2016 and 2015, respectively, and are included in “Other revenues” in the unaudited condensed consolidated statement of operations.

Through our vessel owning subsidiaries, we have chartered vessels to the Helios Pool during the three and nine months ended December 31, 2016. The time charter revenue from the Helios Pool is variable depending upon the net results of the pool, operating days and pool points for each vessel. The Helios Pool enters into voyage and time charters with external parties and receives freight and related revenue and, where applicable, incurs voyage costs such as bunkers, port costs and commissions. At the end of each month, the Helios Pool calculates net pool revenues using gross revenues, less voyage expenses of all the pool vessels, less fixed time charter hire for any chartered-in vessels, less the general and administrative expenses of the pool. Net pool revenues, less any amounts required for working capital of the Helios Pool, are distributed as variable rate time charter hire for the relevant vessel to participants based on pool points (vessel attributes such as cargo carrying capacity, fuel consumption, and speed are taken into consideration) and number of days the vessel participated in the pool in the period. We recognize net pool revenues on a monthly basis, when the vessel has participated in the pool during the period and the amount of net pool revenues for the month can be estimated reliably. Revenue earned is presented in Note 8.

Artwork

During the three and nine months ended December 31, 2015, we purchased less than $0.1 and $0.1 million, respectively, of artwork for newbuilding vessels, which have been capitalized and presented in “Vessels, net” in the unaudited condensed consolidated balance sheets, for our Athens, Greece office and for a shipyard, which are included in “General and administrative expenses” in the unaudited condensed consolidated statement of operations.  The artist is a relative of one of our executive officers. No artwork was purchased during the three and nine months ended December 31, 2016.

4. Deferred Charges, Net

The analysis and movement of deferred charges is presented in the table below:

Drydocking
costs
Balance, April 1, 2016	$294,935
Additions	1,699,708
Amortization	(107,957)
Balance, December 31, 2016	$1,886,686

The drydocking costs incurred during the nine months ended December 31, 2016 relate to the drydocking of two of our VLGCs.

5. Vessels, Net

		Accumulated
	Cost	depreciation	Net book Value
Balance, April 1, 2016	$1,727,979,929	$(60,755,453)	$1,667,224,476
Additions	984,639	—	984,639
Transfers out	(195,273)	—	(195,273)
Depreciation	—	(48,621,720)	(48,621,720)
Balance, December 31, 2016	$1,728,769,295	$(109,377,173)	$1,619,392,122

Additions to vessels, net were largely due to capital improvements made to two of our VLGCs during the nine months ended December 31, 2016. Vessels, with a total carrying value of $1,619.4 million and $1,667.2 million as of December 31, 2016 and March 31, 2016, respectively, are first‑priority mortgaged as collateral for our long-term debt facilities (refer to Note 6 below). No impairment loss was recorded for the periods presented.

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

Debt Obligations

The table below presents our debt obligations:

RBS secured bank debt	December 31, 2016	March 31, 2016
Tranche A	$35,700,000	$37,400,000
Tranche B	25,570,000	28,127,000
Tranche C	42,140,000	43,967,500
Total RBS secured bank debt	$103,410,000	$109,494,500

2015 Debt Facility
Commercial Financing	$230,977,160	$241,442,384
KEXIM Direct Financing	181,945,598	194,827,596
KEXIM Guaranteed	179,993,011	192,736,763
K-sure Insured	91,396,155	97,867,129
Total 2015 Debt Facility	$684,311,924	$726,873,872

Total debt obligations	$787,721,924	$836,368,372
Less: deferred financing fees	21,027,494	23,748,116
Debt obligations—net of deferred financing fees	$766,694,430	$812,620,256

Presented as follows:
Current portion of long-term debt	$65,978,786	$66,265,643
Long-term debt—net of current portion and deferred financing fees	700,715,644	746,354,613
Total	$766,694,430	$812,620,256

Deferred Financing Fees

The analysis and movement of deferred financing fees is presented in the table below:

Financing
costs
Balance, April 1, 2016	$23,748,116
Additions	99,785
Amortization	(2,820,407)
Balance, December 31, 2016	$21,027,494

7. Stock-Based Compensation Plans

Our stock-based compensation expense is included within general and administrative expenses in the unaudited condensed consolidated statements of operations and was $1.2 million and $1.3 million for the three months ended December 31, 2016 and 2015, respectively, and $3.2 million and $3.1 million for the nine months ended December 31, 2016 and 2015, respectively. Unrecognized compensation cost was $10.6 million as of December 31, 2016 and will be recognized over the remaining weighted average life of 1.65 years. For more information on our equity incentive plan, see Note 13 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2016.

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

In June 2016, September 2016 and December 2016, we granted 6,950, 10,130 and 8,695 shares of stock, respectively, to our non-executive directors, which were valued and expensed at their grant date fair market value.

In December 2016, we granted 1,739 shares of stock to a non-employee consultant, which were valued and expensed at their grant date fair market value.

A summary of the activity of restricted shares awarded under our equity incentive plan as of December 31, 2016 and changes during the nine months ended December 31, 2016, is as follows:

		Weighted-Average
		Grant-Date
Incentive Share Awards	Numbers of Shares	Fair Value
Unvested as of April 1, 2016	929,000	$19.70
Granted	277,514	7.75
Vested	(90,014)	7.60
Forfeited	(1,875)	7.82
Unvested as of December 31, 2016	1,114,625	$17.72

8. Revenues

Revenues comprise the following:

	Three months ended		Nine months ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Net pool revenues—related party	$22,301,512	$66,044,777	$80,798,208	$130,701,023
Time charter revenues	11,921,875	11,237,746	36,919,910	26,169,581
Voyage charter revenues	1,296,952	15,567,844	1,296,952	46,013,858
Other revenues	214,649	433,341	846,927	988,138
Total revenues	$35,734,988	$93,283,708	$119,861,997	$203,872,600

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

9. Financial Instruments and Fair Value Disclosures

Our principal financial assets consist of cash and cash equivalents, amounts due from related parties, trade accounts receivable and derivative instruments. Our principal financial liabilities consist of long‑term debt, derivative instruments, accounts payable, amounts due to related parties and accrued liabilities.

(a) Concentration of credit risk:  Financial instruments, which may subject us to significant concentrations of credit risk, consist principally of amounts due from our charterers, including the receivables from Helios Pool, and cash and cash equivalents. We limit our credit risk with amounts due from our charterers, including those through the Helios Pool, by performing ongoing credit evaluations of our charterers’ financial condition and generally do not require collateral from our charterers. We limit our credit risk with our cash and cash equivalents by placing it with highly-rated financial institutions.

(b) Interest rate risk:  Our long‑term bank loans are based on LIBOR and hence we are exposed to movements thereto. We entered into interest rate swap agreements in order to hedge a majority of our variable interest rate exposure related to the RBS Loan Facility and our 2015 Debt Facility. The interest rate swaps related to the RBS Loan

Facility were terminated during the three months ended December 31, 2016 for $8.1 million. In September 2015, we entered into interest rate swaps with Citibank N.A. (“Citibank”) and ING Bank N.V. (“ING”) to effectively convert a notional amount of $200 million and $50 million, respectively, of debt related to our 2015 Debt Facility from a floating rate to a fixed rate of 1.93% and 2.00%, respectively, each with a termination date of March 23, 2022. In October 2015, we entered into interest rate swaps with the Commonwealth Bank of Australia (“CBA”) and Citibank to effectively convert amortizing notional amounts of $85.7 million and $128.6 million, respectively, of debt related to our 2015 Debt Facility from a floating rate to a fixed rate of 1.43% and 1.38%, respectively, each with a termination date of March 23, 2022. In June 2016, we entered into two interest rate swaps with Citibank to effectively convert amortizing notional amounts of $73.0 million and $30.0 million, respectively, of debt related to our 2015 Debt Facility from a floating rate to a fixed rate of 1.21% and 1.16%, respectively, each with a termination date of March 23, 2022.

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

	December 31, 2016		March 31, 2016
	Other non-current assets	Long-term liabilities	Other non-current assets	Long-term liabilities
Derivatives not designated as hedging instruments	Derivative instruments	Derivative instruments	Derivative instruments	Derivative instruments
Interest rate swap agreements	$4,961,435	$69,750	$—	$21,647,965

The effect of derivative instruments within the unaudited condensed consolidated statements of operations for the periods presented is as follows:

		Three months ended
Derivatives not designated as hedging instruments	Location of gain/(loss) recognized	December 31, 2016	December 31, 2015
Interest Rate Swap—Change in fair value	Unrealized gain on derivatives	$24,381,306	$7,389,868
Interest Rate Swap—Realized loss	Realized loss on derivatives	(8,390,014)	(2,007,426)
Gain/(loss) on derivatives, net		$15,991,292	$5,382,442

		Nine months ended
Derivatives not designated as hedging instruments	Location of gain/(loss) recognized	December 31, 2016	December 31, 2015
Interest Rate Swap—Change in fair value	Unrealized gain on derivatives	$26,539,650	$3,665,324
Interest Rate Swap—Realized loss	Realized loss on derivatives	(12,980,717)	(4,482,250)
Gain/(loss) on derivatives, net		$13,558,933	$(816,926)

As of December 31, 2016 and March 31, 2016, no fair value measurements for assets or liabilities under Level 1 or Level 3 were recognized in the accompanying consolidated balance sheets. We did not have any other assets or liabilities measured at fair value on a non-recurring basis during the three and nine months ended December 31, 2016 and 2015.

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

The calculations of basic and diluted EPS for the periods presented are as follows:

	Three months ended		Nine months ended
(In U.S. dollars except share data)	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Numerator:
Net income/(loss)	$5,039,624	$54,661,323	$(3,397,085)	$109,527,470
Denominator:
Basic weighted average number of common shares outstanding	53,845,777	56,554,253	54,153,218	56,904,489
Effect of dilutive restricted stock	33,568	40,239	—	47,939
Diluted weighted average number of common shares outstanding	53,879,345	56,594,492	54,153,218	56,952,428
EPS:
Basic	$0.09	$0.97	$(0.06)	$1.92
Diluted	$0.09	$0.97	$(0.06)	$1.92

For the three months ended December 31, 2016 and 2015, there were 865,500 and 655,000 shares of unvested restricted stock, respectively, and for the nine months ended December 31, 2016 and 2015, there were 1,114,625 and 655,000 shares of unvested restricted stock, respectively, which were excluded from the calculation of diluted EPS because the effect of their inclusion would be anti-dilutive.

11. Commitments and Contingencies

Commitments under Operating Leases

As of December 31, 2016, we had the following commitments as a lessee under operating leases relating to our United States, Greece and United Kingdom offices:

December 31, 2016
Less than one year	$293,179
One to three years	176,513
Total	$469,692

Fixed Time Charter Contracts

As of December 31, 2016, we had the following future minimum fixed time charter hire receipts based on non-cancelable long-term fixed time charter contracts:

December 31, 2016
Less than one year	$49,723,113
One to three years	65,686,227
Three to five years	8,213,252
Total	$123,622,592

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

12. Shareholder Rights Plan

On December 16, 2016, our Board of Directors declared a dividend of one preferred share purchase right (a "Right") for each share of our common stock outstanding on December 27, 2016. Each Right is attached to and trades with the associated share of common stock.  The Rights will become exercisable only if a person or group has acquired 15% or more of our outstanding common stock or announces a tender offer or exchange offer which, if consummated, would result in ownership by a person or group of 15% or more of our outstanding common stock (an "Acquiring Person").  If a person becomes an Acquiring Person, each Right will entitle its holder (other than an Acquiring Person and certain related parties) to purchase for $60 a number of shares of our common stock having a market value of twice such price.  In addition, at any time after a person or group acquires 15% or more of our outstanding common stock (unless such person or group acquires 50% or more), our Board of Directors may exchange one share of our common stock for each outstanding Right (other than Rights owned by the Acquiring Person and certain related parties, which would have become void).  Any person who, prior to the time of public announcement of the existence of the Rights, publicly disclosed in a Schedule 13D or Schedule 13G (or an amendment thereto) on file with the Securities and Exchange Commission that they beneficially owned 15% or more of our outstanding common stock is not considered to be an Acquiring Person so long as such person does not acquire additional shares in excess of certain limitations.

The Rights will expire on August 31, 2018.

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

Sixteen of our ECO VLGCs were constructed by Hyundai Heavy Industries Co., Ltd., or Hyundai, and three of our ECO VLGCs were constructed by Daewoo Shipping and Marine Engineering Ltd, or Daewoo. Our nineteen ECO VLGCs, which incorporate fuel efficiency, emission-reducing technologies, and certain custom features, were acquired by us for an aggregate purchase price of $1.4 billion, which was financed with proceeds from the 2015 Debt Facility, proceeds from equity offerings, and cash generated from operations. These nineteen ECO VLGCs were delivered to us between July 2014 and February 2016, seventeen of which were delivered during calendar year 2015 or later.

On April 1, 2015, Dorian and Phoenix began operations of the Helios Pool, which entered into pool participation agreements for the purpose of establishing and operating, as charterer, under a variable rate time charter to be entered into with owners or disponent owners of VLGCs, a commercial pool of VLGCs whereby revenues and expenses are shared. The vessels entered into the Helios Pool may operate either in the spot market, pursuant to COAs or on time charters of two years' duration or less. As of December 31, 2016, seventeen of our twenty-two VLGCs were employed in the Helios Pool.

Our customers, either directly or through the Helios Pool, include or have included global energy companies such as Exxon Mobil Corp., China International United Petroleum & Chemicals Co., Ltd., Royal Dutch Shell plc, Statoil ASA, and Oriental Energy Company Ltd., commodity traders such as Itochu Corporation and the Vitol Group and importers such as E1 Corp., SK Gas Co. Ltd. and Indian Oil Corporation.

We intend to pursue a balanced chartering strategy by employing our vessels on a mix of multi-year time charters, some of which may include a profit-sharing component, shorter-term time charters, spot market voyages and COAs. Four of our vessels are currently on fixed time charters. See “Our Fleet” below for more information.

Selected Financial Data

The following table presents our selected financial data and other information for the three and nine months ended December 31, 2016 and 2015, and as of December 31, 2016 and March 31, 2016, and should be read in conjunction with our unaudited interim condensed consolidated financial statements and other financial information included in this quarterly report.

	Three months ended		Nine months ended
(in U.S. dollars, except fleet data)	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Statement of Operations Data
Revenues	$35,734,988	$93,283,708	$119,861,997	$203,872,600
Expenses
Voyage expenses	1,193,265	4,347,222	2,415,287	11,411,841
Vessel operating expenses	17,114,358	14,265,183	49,549,255	30,479,158
Depreciation and amortization	16,385,921	13,536,900	48,944,183	26,697,882
General and administrative expenses	5,166,239	7,506,740	15,981,464	20,002,555
Loss on disposal of assets	—	—	—	105,549
Total expenses	39,859,783	39,656,045	116,890,189	88,696,985
Other income—related parties	670,836	383,642	1,776,659	1,150,927
Operating income/(loss)	(3,453,959)	54,011,305	4,748,467	116,326,542
Other income/(expenses)
Interest and finance costs	(7,332,260)	(4,633,454)	(21,530,588)	(5,700,583)
Interest income	27,711	22,382	81,206	137,226
Unrealized gain on derivatives	24,381,306	7,389,868	26,539,650	3,665,324
Realized loss on derivatives	(8,390,014)	(2,007,426)	(12,980,717)	(4,482,250)
Foreign currency loss, net	(193,160)	(121,352)	(255,103)	(418,789)
Total other income/(expenses), net	8,493,583	650,018	(8,145,552)	(6,799,072)
Net income/(loss)	$5,039,624	$54,661,323	$(3,397,085)	$109,527,470
Earnings/(loss) per common share—basic	$0.09	$0.97	$(0.06)	$1.92
Earnings/(loss) per common share—diluted	$0.09	$0.97	$(0.06)	$1.92
Other Financial Data
Adjusted EBITDA(1)	$13,927,649	$68,738,066	$56,757,693	$145,793,680
Fleet Data
Calendar days(2)	2,024	1,744	6,050	3,498
Available days(3)	1,972	1,703	5,996	3,417
Operating days(4)(7)	1,941	1,581	5,558	3,205
Fleet utilization(5)(7)	98.4%	92.8%	92.7%	93.8%
Average Daily Results
Time charter equivalent rate(6)(7)	$17,796	$56,253	$21,131	$60,050
Daily vessel operating expenses(8)	$8,456	$8,180	$8,190	$8,713

	Dorian LPG Ltd.
	As of	As of
(in U.S. dollars)	December 31, 2016	March 31, 2016
Balance Sheet Data
Cash and cash equivalents	$31,839,639	$46,411,962
Restricted cash, non – current	50,812,789	50,812,789
Total assets	1,760,213,403	1,842,178,176
Current portion of long-term debt	65,978,786	66,265,643
Long-term debt—net of current portion and deferred financing fees	700,715,644	746,354,613
Total liabilities	787,313,926	856,578,939
Total shareholders’ equity	$972,899,477	$985,599,237

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

The following table sets forth a reconciliation of net income/(loss) to Adjusted EBITDA (unaudited) for the periods presented:

	Three months ended		Nine months ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
(in U.S. dollars)
Net income/(loss)	$5,039,624	$54,661,323	$(3,397,085)	$109,527,470
Interest and finance costs	7,332,260	4,633,454	21,530,588	5,700,583
Unrealized gain on derivatives	(24,381,306)	(7,389,868)	(26,539,650)	(3,665,324)
Realized loss on derivatives	8,390,014	2,007,426	12,980,717	4,482,250
Stock-based compensation expense	1,161,136	1,288,831	3,238,940	3,050,819
Depreciation and amortization	16,385,921	13,536,900	48,944,183	26,697,882
Adjusted EBITDA	$13,927,649	$68,738,066	$56,757,693	$145,793,680

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

The following table sets forth a reconciliation of revenues to TCE rate (unaudited) for the periods presented:

	Three months ended		Nine months ended
(in U.S. dollars, except operating days)	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Numerator:
Revenues	$35,734,988	$93,283,708	$119,861,997	$203,872,600
Voyage expenses	(1,193,265)	(4,347,222)	(2,415,287)	(11,411,841)
Time charter equivalent	$34,541,723	$88,936,486	$117,446,710	$192,460,759
Denominator:
Operating days	1,941	1,581	5,558	3,205
TCE rate:
Time charter equivalent rate	$17,796	$56,253	$21,131	$60,050

(7)

We determine operating days for each vessel based on the underlying vessel employment, including our vessels in the Helios Pool, which resulted in 1,941 and 1,581 operating days, fleet utilization of 98.4% and 92.8%, and a TCE rate of $17,796 and $56,253 for the three months ended December 31, 2016 and 2015, respectively, and 5,558 and 3,205 operating days, fleet utilization of 92.7% and 93.8%, and a TCE rate of $21,131 and $60,050, for the nine months ended December 31, 2016 and 2015, respectively. If we were to calculate operating days for each vessel within the Helios Pool as a variable rate time charter for the three months ended December 31, 2016 and 2015, our operating days would be increased to 1,971 and 1,652, respectively, fleet utilization would be increased to 99.9% and 97.0%, respectively, and TCE rate would be reduced to $17,525 and $53,836, respectively. If we were to calculate operating days for each vessel within the Helios Pool as a variable rate time charter for the nine months ended December 31, 2016 and 2015, our operating days would be increased to 5,995 and 3,336, respectively, fleet utilization would be increased to 100.0% and 97.6%, respectively, and TCE rate would be reduced to $19,591 and $57,692, respectively. We believe that our methodology using the underlying vessel employment provides more meaningful insight into market conditions and the performance of our vessels.

(8)	Daily vessel operating expenses are calculated by dividing vessel operating expenses by calendar days for the relevant time period.

Our Fleet

The following table sets forth certain information regarding our fleet as of January 26, 2017. We classify vessel employment as either Time Charter, Pool or Pool-TCO.

	Capacity		Sister		ECO		Charter
	(Cbm)	Shipyard	Ships	Year Built	Vessel(1)	Employment	Expiration(2)
VLGCs
Captain Markos NL	82,000	Hyundai	A	2006	—	Time Charter(3)	Q4 2019
Captain John NP	82,000	Hyundai	A	2007	—	Pool(4)	—
Captain Nicholas ML	82,000	Hyundai	A	2008	—	Pool(4)	—
Comet	84,000	Hyundai	B	2014	X	Time Charter(5)	Q3 2019
Corsair	84,000	Hyundai	B	2014	X	Time Charter(6)	Q3 2018
Corvette	84,000	Hyundai	B	2015	X	Pool(4)	—
Cougar	84,000	Hyundai	B	2015	X	Pool(4)	—
Concorde	84,000	Hyundai	B	2015	X	Pool(4)	—
Cobra	84,000	Hyundai	B	2015	X	Pool(4)	—
Continental	84,000	Hyundai	B	2015	X	Pool(4)	—
Constitution	84,000	Hyundai	B	2015	X	Pool(4)	—
Commodore	84,000	Hyundai	B	2015	X	Pool(4)	—
Cresques	84,000	Daewoo	C	2015	X	Pool(4)	—
Constellation	84,000	Hyundai	B	2015	X	Pool(4)	—
Cheyenne	84,000	Hyundai	B	2015	X	Pool(4)	—
Clermont	84,000	Hyundai	B	2015	X	Pool(4)	—
Cratis	84,000	Daewoo	C	2015	X	Pool(4)	—
Chaparral	84,000	Hyundai	B	2015	X	Pool(4)	—
Copernicus	84,000	Daewoo	C	2015	X	Pool(4)	—
Commander	84,000	Hyundai	B	2015	X	Time Charter(8)	Q4 2020
Challenger	84,000	Hyundai	B	2015	X	Pool-TCO(7)	Q2 2017
Caravelle	84,000	Hyundai	B	2016	X	Pool(4)	—
Total	1,842,000

(1)	Represents vessels with very low revolutions per minute, long‑stroke, electronically controlled engines, larger propellers, advanced hull design, and low friction paint.

(2)	Represents calendar year quarters.

(3)	Currently on time charter with an oil major that began in December 2014.

(4)

“Pool” indicates that the vessel is operated in the Helios Pool on voyage charters with third parties and receives as charter hire a portion of the net revenues of the pool calculated according to a formula based on the vessel’s pro rata performance in the pool.

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

(8)	Currently on a time charter with a major oil company that began in November 2015.

Results of Operations – For the three months ended December 31, 2016 as compared to the three months ended December 31, 2015

Revenues

The following table compares our Revenues for the three months ended December 31:

			Increase /	Percent
	2016	2015	(Decrease)	Change

Net pool revenues—related party	$22,301,512	$66,044,777	$(43,743,265)	(66.2)%
Time charter revenues	11,921,875	11,237,746	684,129	6.1%
Voyage charter revenues	1,296,952	15,567,844	(14,270,892)	(91.7)%
Other revenues	214,649	433,341	(218,692)	(50.5)%
Total	$35,734,988	$93,283,708	$(57,548,720)	(61.7)%

Revenues, which represent net pool revenues—related party, voyage charters, time charters and other revenues earned by our vessels, were $35.7 million for the three months ended December 31, 2016,  a decrease of $57.6 million, or 61.7%, from $93.3 million for the three months ended December 31, 2015. The decrease is primarily attributable to lower VLGC rates resulting in a decrease in revenues of $58.2 million for VLGCs that were operating in our fleet during both three-month periods, along with a decrease of $0.7 million in revenues contributed by a pressurized gas carrier operating in our fleet during the three months ended December 31, 2015 that was sold prior to the three months ended December 31, 2016. This decrease was partially offset by $1.3 million of revenues contributed by one of our newbuilding VLGCs that began operations subsequent to December 31, 2015.

Voyage Expenses

Voyage expenses were $1.2 million during the three months ended December 31, 2016,  a decrease of $3.1 million, or 72.6%, from $4.3 million for the three months ended December 31, 2015. Voyage expenses are all expenses unique to a particular voyage, including bunker fuel consumption, port expenses, canal fees, charter hire commissions, war risk insurance and security costs. Voyage expenses are typically paid by us under voyage charters and by the charterer under time charters, including our vessels chartered to the Helios Pool. Accordingly, we mainly incur voyage expenses for voyage charters or during repositioning voyages between time charters for which no cargo is available or travelling to or from drydocking. The decrease for the three months ended December 31, 2016, when compared to the three months ended December 31, 2015, was mainly attributable to the fact that only one of our VLGCs operated on voyage charters outside of the Helios Pool during the three months ended December 31, 2016, resulting in decreases in VLGC bunker costs of $2.3 million and other voyage expenses of $0.4 million. In addition, a pressurized gas carrier operating in our fleet during the three months ended December 31, 2015 incurred voyage expenses of $0.4 million for the three months ended December 31, 2015 that did not recur during the three months ended December 31, 2016 as the vessel was sold prior to the period.

Vessel Operating Expenses

Vessel operating expenses were $17.1 million during the three months ended December 31, 2016, or $8,456 per vessel per calendar day, which is calculated by dividing vessel operating expenses by calendar days for the relevant time period for the vessels that were in our fleet. This was an increase of $2.8 million, or 20.0%, from $14.3 million for the three months ended December 31, 2015. The increase in vessel operating expenses was primarily the result of an increase in the number of vessels operating in our fleet during the three months ended December 31, 2016 compared to the three months ended December 31, 2015 along with additional repairs and maintenance incurred and spares and stores purchased primarily for two VLGCs that underwent drydocking during the three months ended December 31, 2016. Vessel operating expenses per vessel per calendar day increased $276 from $8,180 for the three months ended December 31, 2015 to $8,456 for the three months ended December 31, 2016.  The increase in vessel operating expenses per vessel per calendar day of $276 was substantially due to increases of $311 per vessel per calendar day relating to additional repairs and maintenance incurred and spares and stores purchased primarily for two VLGCs that underwent drydocking during the three months ended December 31, 2016 and $122 per vessel per calendar day for other vessel operating expenses. These increases were partially offset by a decrease in lubricants of $157 per vessel per calendar day relating primarily to a reduction in lubricant consumption.

Depreciation and Amortization

Depreciation and amortization was $16.4 million for the three months ended December 31, 2016,  an increase of $2.9 million, or 21.0%, from $13.5 million for the three months ended December 31, 2015 that mainly relates to depreciation expense for our additional operating vessels.

General and Administrative Expenses

General and administrative expenses were $5.2 million for the three months ended December 31, 2016, a decrease of $2.3 million, or 31.2%, from $7.5 million for the three months ended December 31, 2015. The decrease was mainly due to decreases of $1.4 million for certain non-capitalizable costs incurred prior to vessel delivery, $0.1 million for stock-based compensation and $0.8 million for other general and administrative expenses.

Other Income—Related Parties

Other income—related parties amounted to $0.7 million for the three months ended December 31, 2016, an increase of $0.3 million, or 74.9%, from $0.4 million for the three months ended December 31, 2015. The increase was primarily attributable to an increase of $0.2 million of fees for commercial management services provided by Dorian LPG (UK) Ltd. to the Helios Pool as well an increase of $0.1 million for certain chartering and marine operation services provided by Dorian LPG (USA) LLC and its subsidiaries to DHSA.

Interest and Finance Costs

Interest and finance costs amounted to $7.3 million for the three months ended December 31, 2016,  an increase of $2.7 million, or 58.2%, from $4.6 million for the three months ended December 31, 2015. The increase of $2.7 million during this period was mainly due to a $1.6 million increase in interest incurred on our long-term debt, amortization and other financing expenses, including capitalized interest, from $5.7 million for the three months ended December 31, 2015 to $7.3 million for the three-month period ended December 31, 2016. This increase was largely due to an increase in average indebtedness, excluding deferred financing fees, from $711.8 million for the three months ended December 31, 2015 to $802.0 million for the three months ended December 31, 2016. Additionally, we had no capitalized interest during the three months ended December 31, 2016 compared to $1.1 million during the three months ended December 31, 2015. The outstanding balance of our long term debt, net of deferred financing fees of $21.0 million, as of December 31, 2016, was $766.7 million.

Unrealized Gain on Derivatives

Unrealized gain on derivatives amounted to a gain of approximately $24.4 million for the three months ended December 31, 2016, compared to a gain of $7.4 million for the three months ended December 31, 2015. The $17.0 million change is primarily attributable to changes in the fair value of our interest rate swaps due to changes in forward LIBOR yield curves along with an $8.1 million unrealized gain related to the termination of our RBS interest rate swaps.

Realized Loss on Derivatives

Realized loss on derivatives amounted to a loss of approximately $8.4 million for the three months ended December 31, 2016, an increase of $6.4 million, or 317.9%, from a loss of $2.0 million for the three months ended December 31, 2015. The increase is primarily attributable to the termination of the interest rate swaps related to the RBS Loan Facility during the three months ended December 31, 2016.

Results of Operations – For the nine months ended December 31, 2016 as compared to the nine months ended December 31, 2015

Revenues

The following table compares our Revenues for the nine months ended December 31:

			Increase /	Percent
	2016	2015	(Decrease)	Change
Net pool revenues—related party	$80,798,208	$130,701,023	$(49,902,815)	(38.2)%
Time charter revenues	36,919,910	26,169,581	10,750,329	41.1%
Voyage charter revenues	1,296,952	46,013,858	(44,716,906)	(97.2)%
Other revenues	846,927	988,138	(141,211)	(14.3)%
Total	$119,861,997	$203,872,600	$(84,010,603)	(41.2)%

Revenues, which represent net pool revenues—related party, voyage charters, time charters and other revenues earned by our vessels, were $119.9 million for the nine months ended December 31, 2016,  a decrease of $84.0 million, or 41.2%, from $203.9 million for the nine months ended December 31, 2015. The decrease is primarily attributable to lower VLGC rates resulting in a decrease in revenues of $85.9 million for VLGCs that were operating in our fleet during both nine-month periods, along with a decrease of $2.7 million in revenues contributed by a pressurized gas carrier operating in our fleet during the nine months ended December 31, 2015 that was sold prior to the nine months ended December 31, 2016. This decrease was partially offset by $4.6 million of revenues contributed by one of our newbuilding VLGCs that began operations subsequent to December 31, 2015.

Voyage Expenses

Voyage expenses were $2.4 million during the nine months ended December 31, 2016,  a decrease of $9.0 million, or 78.8%, from $11.4 million for the nine months ended December 31, 2015. Voyage expenses are all expenses unique to a particular voyage, including bunker fuel consumption, port expenses, canal fees, charter hire commissions, war risk insurance and security costs. Voyage expenses are typically paid by us under voyage charters and by the charterer under time charters, including our vessels chartered to the Helios Pool. Accordingly, we mainly incur voyage expenses for voyage charters or during repositioning voyages between time charters for which no cargo is available or travelling to or from drydocking. The decrease for the nine months ended December 31, 2016, when compared to the nine months ended December 31, 2015, was mainly attributable to the fact that only one of our VLGCs operated on voyage charters outside of the Helios Pool during the nine months ended December 31, 2016, resulting in decreases in VLGC bunker costs of $5.9 million, port expenses of $0.8 million, and other voyage expenses of $0.8 million. In addition, a pressurized gas carrier operating in our fleet during the nine months ended December 31, 2015 incurred voyage expenses of $1.5 million for the nine months ended December 31, 2015 that did not recur during the nine months ended December 31, 2016 as the vessel was sold prior to the period.

Vessel Operating Expenses

Vessel operating expenses were $49.5 million during the nine months ended December 31, 2016, or $8,190 per vessel per calendar day, which is calculated by dividing vessel operating expenses by calendar days for the relevant time period for the vessels that were in our fleet. This was an increase of $19.0 million, or 62.6%, from $30.5 million for the nine months ended December 31, 2015. The increase in vessel operating expenses was primarily the result of an increase in the number of vessels operating in our fleet during the nine months ended December 31, 2016 compared to the nine months ended December 31, 2015. Vessel operating expenses per vessel per calendar day decreased $523 from $8,713 for the nine months ended December 31, 2015 to $8,190 for the nine months ended December 31, 2016.  The decrease in vessel operating expenses per vessel per calendar day of $523 was largely due to a $2.3 million, or $666 per vessel per calendar day, reduction in costs relating to the training of additional crew partially offset by an increase of $176 per vessel per calendar day relating to additional repairs and maintenance incurred and spares and stores purchased primarily for two VLGCs that underwent drydocking during the nine months ended December 31, 2016.

Depreciation and Amortization

Depreciation and amortization was $48.9 million for the nine months ended December 31, 2016, an increase of $22.2 million, or 83.3%, from $26.7 million for the nine months ended December 31, 2015 that mainly relates to depreciation expense for our additional operating vessels.

General and Administrative Expenses

General and administrative expenses were $16.0 million for the nine months ended December 31, 2016, a decrease of $4.0 million, or 20.1%, from $20.0 million for the nine months ended December 31, 2015. The decrease was mainly due to decreases of $3.0 million for certain non-capitalizable costs incurred prior to vessel delivery, $2.1 million in cash bonuses to various employees, and $1.0 million for other general and administrative expenses. Partially offsetting these decreases were increases of $1.0 million in salaries, wages and benefits resulting from an increase in the number of employees, $0.9 million for professional, legal, audit and accounting fees and $0.2 million for stock-based compensation.

Other Income—Related Parties

Other income—related parties amounted to $1.8 million for the nine months ended December 31, 2016,  an increase of $0.6 million, or 54.4%, from $1.2 million for the nine months ended December 31, 2015. The increase was primarily attributable to an increase of $0.4 million of fees for commercial management services provided by Dorian LPG (UK) Ltd. to the Helios Pool as well an increase of $0.2 million for certain chartering and marine operation services provided by Dorian LPG (USA) LLC and its subsidiaries to DHSA.

Interest and Finance Costs

Interest and finance costs amounted to $21.5 million for the nine months ended December 31, 2016,  an increase of $15.8 million, or 277.7%, from $5.7 million for the nine months ended December 31, 2015. The increase of $15.8 million during this period was mainly due to an $11.1 million increase in interest incurred on our long-term debt, amortization and other financing expenses, including capitalized interest, from $10.4 million for the nine months ended December 31, 2015 to $21.5 million for the nine months ended December 31, 2016. This increase was largely due to an increase in average indebtedness, excluding deferred financing fees, from $448.4 million for the nine months ended    December 31, 2015 to $818.6 million for the nine months ended December 31, 2016. Additionally, we had no capitalized interest during the nine months ended December 31, 2016 compared to $4.7 million during the nine months ended December 31, 2015. The outstanding balance of our long term debt, net of deferred financing fees of $21.0 million, as of December 31, 2016, was $766.7 million.

Unrealized Gain on Derivatives

Unrealized gain on derivatives amounted to a gain of approximately $26.5 million for the nine months ended December 31, 2016, compared to a gain of $3.7 million for the nine months ended December 31, 2015. The $22.9 million change is primarily attributable to changes in the fair value of our interest rate swaps due to changes in forward LIBOR yield curves along with an $8.1 million unrealized gain related to the termination of our RBS interest rate swaps.

Realized Loss on Derivatives

Realized loss on derivatives amounted to a loss of approximately $13.0 million for the nine months ended December 31, 2016, an increase of $8.5 million, or 189.6%, from a loss of $4.5 million for the nine months ended December 31, 2015. The increase is primarily attributable to the termination of the interest rate swaps related to the RBS Loan Facility during the three months ended December 31, 2016.

Liquidity and Capital Resources

Our business is capital intensive, and our future success depends on our ability to maintain a high‑quality fleet. As of December 31, 2016, we had cash and cash equivalents of $31.8 million and restricted cash of $50.8 million.

Our primary source of capital during the nine months ended December 31, 2016 was $49.2 million in cash generated from operations. As of December 31, 2016, the outstanding balance of our long term debt, net of deferred financing fees of $21.0 million, was $766.7 million. Within the next twelve months, $66.0 million of our long-term debt is scheduled to be repaid.

Operating expenses, including expenses to maintain the quality of our vessels in order to comply with international shipping standards and environmental laws and regulations, the funding of working capital requirements, long-term debt repayments, financing costs, including the repayment of principal and interest under our debt facilities, and repurchases of our own securities represent our short‑term, medium‑term and long‑term liquidity needs as of December 31, 2016. We anticipate satisfying these needs with cash on hand and cash from operations, and if these sources are insufficient, we may need to seek alternative sources of finance and/or modifications of our existing credit facilities to satisfy short-term liquidity needs. However, there is no assurance that we will be able to obtain any such financing or modifications to our existing credit facilities on terms acceptable to us, or at all.

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

Cash Flows

The following table summarizes our cash and cash equivalents provided by/(used in) operating, financing and investing activities for the nine months ended December 31:

	2016	2015
Net cash provided by operating activities	$49,204,850	$82,985,318
Net cash used in investing activities	(1,762,861)	(855,874,634)
Net cash (used in)/provided by financing activities	(61,699,686)	590,427,830
Net decrease in cash and cash equivalents	$(14,572,323)	$(182,786,264)

Operating Cash Flows.  Net cash provided by operating activities for the nine months ended December 31, 2016 was $49.2 million, compared to $83.0 million for the nine months ended December 31, 2015. The decrease of $33.8 million is primarily related to a decrease in cash flows from operating profits, partially offset by the timing of changes in working capital primarily from a reduction in amounts due from the Helios Pool.

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

Investing Cash Flows.  Net cash used in investing activities was $1.8 million for the nine months ended December 31, 2016, comprised primarily of $1.8 million of payments for capitalized costs related to our fleet. Net cash used in investing activities was $855.9 million for the nine months ended December 31, 2015, comprised mainly of $839.1 million of scheduled payments to the shipyards, supervision costs, management fees, and other capitalized costs related to our newbuildings and $16.5 million of restricted cash deposits.

Financing Cash Flows.  Net cash used in financing activities was $61.7 million for the nine months ended December 31, 2016 and consisted of repayments of long term debt of $48.6 million and repurchase of treasury stock of $13.0 million. Net cash provided by financing activities was $590.4 million for the nine months ended December 31, 2015 and consisted of cash proceeds from drawdowns of the 2015 Debt Facility totaling $634.6 million, offset partially by repayments of long term debt of $20.9 million, payment of financing costs of $13.2 million and repurchase of treasury stock of $10.1 million.

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

As our vessels age and our fleet expands, our drydocking expenses will increase. We estimate the current cost of a VLGC special survey to be approximately $1,000,000 per vessel (excluding any capital improvements to the vessel that may be made during such drydockings) and the cost of an intermediate survey to be approximately $100,000 per vessel. Ongoing costs for compliance with environmental regulations are primarily included as part of our drydocking and classification society survey costs. We are not aware of any future regulatory changes or environmental laws that we expect to have a material impact on our current or future results of operations that we have not already considered. Please see “Item 1A. Risk Factors—Risks Relating to Our Company—We may incur substantial costs for the drydocking or replacement of our vessels as they age" in our Annual Report on Form 10-K for the year ended March 31, 2016.

Debt Agreements

For information relating to our secured term loan facilities, please see Note 11 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2016 and Note 6 to our unaudited interim condensed consolidated financial statements for the three and nine months ended December 31, 2016 included herein.

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

As of December 31, 2016, independent appraisals of our VLGC fleet had indicators of impairment in accordance with ASC 360 Property, Plant, and Equipment. We determined estimated net operating cash flows for these VLGCs by applying various assumptions regarding future time charter equivalent revenues net of commissions, operating expenses, scheduled drydockings, expected offhire and scrap values. These assumptions were based on historical data as well as future expectations. We estimated spot market rates by obtaining the trailing 10-year historical average spot market rates, as published by maritime industry researchers. Estimated outflows for operating expenses and drydocking expenses were based on historical and budgeted costs and were adjusted for assumed inflation. Utilization was based on our historical levels achieved in the spot market and estimates of a residual value consistent with scrap rates used in management's evaluation of scrap value. Such estimates and assumptions regarding expected net operating cash flows require considerable judgment and were based upon historical experience, financial forecasts and industry trends and conditions. Therefore, based on this analysis, we concluded that no impairment charge was necessary because we believe the vessel carrying values are recoverable. No impairment charges were recognized for the three and nine months ended December 31, 2016.

In addition, we performed a sensitivity analysis as of December 31, 2016, to determine the effect on recoverability of changes in TCE rates. The sensitivity analysis suggests that we would not incur an impairment charge on any of our twenty-two VLGCs if daily TCE rates fell by 30% compared to the 10-year historical average spot market rates. An impairment charge of approximately $221.4 million on nineteen of our twenty-two VLGCs would be triggered by a reduction of 40% in the 10-year historical average spot market rates. The amount, if any, and timing of any impairment charges we may recognize in the future will depend upon the then current and expected future charter rates and vessel values, which may differ materially from those used in our estimates as of December 31, 2016.

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

Interest Rate Risk

The LPG shipping industry is capital intensive, requiring significant amounts of investment. Much of this investment is provided in the form of long-term debt. Our debt agreements contain interest rates that fluctuate with LIBOR. We have entered into interest rate swap agreements to hedge a majority of our exposure to fluctuations of interest rate risk associated with our 2015 Debt Facility. We have hedged $250 million of non-amortizing principal and $282.6 million of amortizing principal of the 2015 Debt Facility as of December 31, 2016 and thus increasing interest rates could adversely impact our future earnings due to additional interest expense on our unhedged debt. For the 12 months following December 31, 2016, a hypothetical increase or decrease of 20 basis points in the underlying LIBOR rates would result in an increase or decrease of our interest expense on all of our non-hedged interest bearing debt by approximately $0.5 million assuming all other variables are held constant.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2016. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those internal control systems determined to be effective can provide only a level of reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three and nine months ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of the date of this quarterly report, seventeen of our twenty-two vessels operate in the spot market through the Helios Pool. This exposes us to fluctuations in spot market charter rates. We also employ five of our VLGCs (including through the Helios Pool) on time charters.  As these time charters expire, we may employ these vessels in the spot market or on new time charters, the charter rates of which are highly dependent on the then prevailing spot market rates. The spot charter market can fluctuate significantly based upon the supply of and demand for LPG carriers.

The Baltic Exchange Liquid Petroleum Gas Index, an index published daily by the Baltic Exchange for the spot market rate for the benchmark Ras Tanura‑Chiba route (expressed as U.S. dollars per metric ton), has fallen 77% from a peak of $143.250 in July 2014 to $32.857 as of January 26, 2017. If future spot charter rates decline further, or remain depressed, then we may not be able to profitably operate our vessels, meet our financial obligations, including the repayment of our indebtedness, or pay dividends.

We are subject to regulation and liability, including environmental laws, which could require significant expenditures and adversely affect our financial conditions and results of operations.

The International Maritime Organization, or the IMO, adopted the BWM Convention in February 2004. The BWM Convention’s implementing regulations call for a phased introduction of mandatory ballast water exchange requirements, to be replaced in time with mandatory concentration limits. All ships will also have to carry a ballast water record book and an International Ballast Water Management Certificate. The BWM Convention enters into force 12 months after it has been adopted by 30 states, the combined merchant fleets of which represent not less than 35% of the gross tonnage of the world’s merchant shipping. On September 8, 2016, this threshold was met (with 52 contracting parties making up 35.14%). Thus, the BWM Convention will enter into force on September 8, 2017. Many of the implementation dates in the BWM Convention have already passed, so that once the BWM Convention enters into force, the period of installation of mandatory ballast water exchange requirements would be extremely short, with several thousand ships a year needing to install ballast water management systems, or BWMS. For this reason, on December 4, 2013, the IMO

Assembly passed a resolution revising the application dates of the BWM Convention so that they are triggered by the entry into force date and not the dates originally in the BWM Convention. This, in effect, makes all vessels constructed before the entry into force date “existing vessels” and allows for the installation of a BWMS on such vessels at the first renewal survey following entry into force of the convention. On October 27, 2016, the IMO’s Marine Environmental Protection Committee, or MPEC, adopted updated “guidelines for approval of ballast water managements systems (G8).” G8 updates previous guidelines concerning procedures to approve BWMS, including mid-ocean ballast exchange or ballast water treatment requirements. However, many countries already regulate the discharge of ballast water carried by vessels from country to country to prevent the introduction of invasive and harmful species via such discharges. The United States for example, requires vessels entering its waters from another country to conduct mid-ocean ballast exchange, or undertake some alternate measure, and to comply with certain reporting requirements. We do not believe that the costs of compliance with the BWM Convention will be material and there will be no significant impact of such a requirement on our operations.

We have a shareholders rights agreement that could delay or prevent a change in control.

On December 16, 2016, our Board of Directors adopted a shareholder rights agreement (the “Rights Agreement”). The Rights Agreement may cause substantial dilution to a person or group that attempts to acquire control of our Company on terms that our Board of Directors does not believe are in our shareholders’ best interest. The Rights Agreement is intended to protect our shareholders in the event of an unfair or coercive offer to acquire control of the Company and to provide our Board of Directors with adequate time to evaluate unsolicited offers. The Rights Agreement may prevent or make takeovers or unsolicited corporate transactions with respect to our Company more difficult, even if shareholders consider such transactions favorable, possibly including transactions in which shareholders might otherwise receive a premium for their shares. For more information, please see the Rights Agreement dated December 16, 2016 filed as an exhibit to our current report on Form 8-K filed with the SEC on December 16, 2016.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 5, 2015, we publicly announced that our Board of Directors had authorized the repurchase of up to $100 million of our common stock on or before December 31, 2016. The table below sets forth information regarding our purchases of our common stock during the quarterly period ended December 31, 2016:

			Total
			Number of
			Shares
			Purchased as
			Part of	Maximum Dollar
	Total		Publicly	Value of Shares
	Number	Average	Announced	that May Yet Be
	of Shares	Price Paid	Plans or	Purchased Under the
Period	Purchased	Per Share	Programs	Plan or Programs
October 1 to 31, 2016	15,870	6.30	15,870	66,288,564
November 1 to 30, 2016	—	—	—	66,288,564
December 1 to 31, 2016	—	—	—	66,288,564
Total	15,870	$6.30	15,870	$66,288,564

ITEM 6. EXHIBITS

See accompanying Exhibit Index included after the signature page of this report for a list of exhibits filed or furnished with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dorian LPG Ltd.
(Registrant)

Date: January 27, 2017	/s/ John Hadjipateras
John Hadjipateras
President and Chief Executive Officer
(Principal Executive Officer)

Date: January 27, 2017	/s/ Theodore B. Young
Theodore B. Young
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

4.1

Rights Agreement, dated as of December 16, 2016, between Dorian LPG Ltd. and Computershare Inc., which includes the form of Right Certificate as Exhibit A and the Summary of Rights to Purchase Preferred Shares as Exhibit B (incorporated by reference to Exhibit 4.1 of Dorian LPG Ltd.'s Form 8-K filed on December 16, 2016)

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

†This certification is deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.