Form 10-K
period 2017-03-31
DORIAN LPG LTD.
filed 2017-06-14
CIK 1596993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ◻

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ☒	Non-accelerated filer ◻	
Smaller reporting company ◻	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ◻No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates, based upon the closing price of common stock as reported on the New York Stock Exchange as of September 30, 2016, was approximately $186,179,478. For this purpose, all outstanding shares of common stock have been considered held by non-affiliates, other than the shares beneficially owned by directors, officers and shareholders of 10% or more of the registrant outstanding common shares, without conceding that any of the excluded parties are "affiliates" of the registrant for purposes of the federal securities laws. As of June 9, 2017, there were 54,974,526 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2017 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission, or the Commission, pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10-K.

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

The forward-looking statements in this report are based upon various assumptions, many of which are based, in turn, upon further assumptions, including without limitation, management’s examination of historical operating trends, data contained in our records and other data available from third parties. Although we believe that these assumptions were reasonable when made, because these assumptions are inherently subject to significant uncertainties and contingencies that are difficult or impossible to predict and are beyond our control, we cannot assure you that we will achieve or accomplish these expectations, beliefs or projections.

In addition to important factors and matters discussed elsewhere in this report, and in the documents incorporated by reference herein, important factors that, in our view, could cause our actual results to differ materially from those discussed in the forward-looking statements include:

•	our future operating or financial results;

•	our acquisitions, business strategy and expected capital spending or operating expenses;

•	shipping trends, including changes in charter rates, scrapping rates and vessel and other asset values;

•	factors affecting supply of and demand for liquefied petroleum gas, or LPG, shipping;

•	changes in trading patterns that impact tonnage requirements;

•	general economic conditions and specific economic conditions in the oil and natural gas industry and the countries and regions where LPG is produced and consumed;

•	the supply of and demand for LPG, which is affected by the production levels and price of oil, refined petroleum products and natural gas, including production from United States shale fields;

•	completion of infrastructure projects to support marine transportation of LPG, including export terminals and pipelines;

•	changes to the supply and demand for LPG vessels as a result of the expansion of the Panama Canal;

•	oversupply of or limited demand for LPG vessels comparable to ours or higher specification vessels;

•	competition in the LPG shipping industry;

•	our ability to profitably employ our vessels, including vessels participating in the Helios Pool (defined below);

•	the failure of our or the Helios Pool’s (defined below) significant customers to perform their obligations to us or to the Helios Pool;

•	the performance of the Helios Pool;

•	the loss or reduction in business from our or the Helios Pool’s significant customers;

•

our financial condition and liquidity, including our ability to obtain financing in the future to fund capital expenditures, acquisitions and other general corporate purposes, the terms of such financing and our ability to comply with covenants set forth in our existing and future financing arrangements;

•	our costs, including crew wages, insurance, provisions, repairs and maintenance, and general and administrative expenses;

•	our dependence on key personnel;

•	the availability of skilled workers and the related labor costs;

•	the effects of new products and new technology in our industry;

•	operating hazards in the maritime transportation industry, including piracy;

•	the adequacy of our insurance coverage in the event of a catastrophic event;

•	compliance with and changes to governmental, tax, environmental and safety laws and regulations;

•	compliance with the United States Foreign Corrupt Practices Act of 1977, the United Kingdom Bribery Act 2010, or other applicable regulations relating to bribery; and

•	the volatility of the price of our common shares.

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

PART I

ITEM 1.  BUSINESS

Unless otherwise indicated, references to "Dorian," the "Company," "we," "our," "us," or similar terms refer to Dorian LPG Ltd. and its subsidiaries and predecessors. The terms "Predecessor" and "Predecessor Business" refer to the owning companies of the four vessels that comprised our initial fleet (hereinafter referred to as our "Initial Fleet"), prior to their acquisition by us.  We use the term "VLGC" to refer to very large gas carriers and the term “PGC” to refer to pressurized gas carriers. We use the term "LPG" to refer to liquefied petroleum gas and we use the term "cbm" to refer to cubic meters in describing the carrying capacity of our vessels. Unless otherwise indicated, all references to "U.S. dollars," "USD," "dollars," and "$" in this report are to the lawful currency of the United States of America and references to "Norwegian Krone" and "NOK" are to the lawful currency of Norway. Unless stated otherwise, the information below gives effect to a one-for-five reverse stock split of our common shares effected on April 25, 2014.

Overview

We are a Marshall Islands corporation incorporated on July 1, 2013 and headquartered in the United States. We are focused on owning and operating VLGCs in the LPG shipping industry. Our founding executives have managed vessels in the LPG shipping market since 2002. We currently own and operate a fleet of twenty-two VLGCs, including nineteen new fuel-efficient 84,000 cbm ECO-design VLGCs, or our ECO VLGCs, and three 82,000 cbm VLGCs. The twenty-two VLGCs in our fleet have an aggregate carrying capacity of approximately 1.8 million cbm and an average age of 2.9 years as of June 9, 2017. We provide in-house commercial and technical management services for all of our vessels, including our vessels deployed in the Helios Pool, which may also receive commercial management services from Phoenix (defined below).

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

On April 1, 2015, we and Phoenix Tankers Pte. Ltd., or Phoenix, a wholly-owned subsidiary of Mitsui OSK Lines Ltd., an unaffiliated third party, began operation of Helios LPG Pool LLC, or the Helios Pool, a joint venture owned 50% by us and 50% by Phoenix. We believe that the operation of certain of our VLGCs in this pool allows us to achieve better market coverage and utilization. Vessels entered into the Helios Pool are commercially managed jointly by Dorian LPG (UK) Ltd., our wholly-owned subsidiary, and Phoenix. The members of the Helios Pool share in the net pool revenues generated by the entire group of vessels participating in the pool, weighted according to certain technical vessel characteristics, and net pool revenues are distributed as variable rate time charter hire to each participant. The vessels entered into the Helios Pool may operate either in the spot market, pursuant to contracts of affreightment, or COAs, or on time charters of two years' duration or less. We and Phoenix have agreed that the Helios Pool will have a right of first refusal to operate each VLGC of our respective fleets not employed on a time charter of more than two years' duration. In March 2016, the Helios Pool reached an agreement with Oriental Energy Company Ltd., or Oriental Energy, one of the largest propane dehydrogenation plant operators and LPG importers in China to operate up to eight VLGCs on its behalf. As of June 9, 2017, the Helios Pool operated twenty-seven VLGCs, including eighteen of our vessels, four Phoenix vessels, and five Oriental Energy vessels. In addition, the Helios Pool has entered into a COA with Oriental Energy covering Oriental Energy’s shipments from the United States Gulf, which gives us exposure to the growing Chinese LPG market.

Our Fleet

The following table sets forth certain information regarding our fleet as of June 9, 2017:

	Capacity		Sister		ECO		Charter
	(Cbm)	Shipyard	Ships	Year Built	Vessel(1)	Employment	Expiration(2)
VLGCs
Captain Markos NL	82,000	Hyundai	A	2006	—	Time Charter(3)	Q4 2019
Captain John NP	82,000	Hyundai	A	2007	—	Pool(4)	—
Captain Nicholas ML	82,000	Hyundai	A	2008	—	Pool-TCO(5)	Q2 2018
Comet	84,000	Hyundai	B	2014	X	Time Charter(6)	Q3 2019
Corsair	84,000	Hyundai	B	2014	X	Time Charter(7)	Q3 2018
Corvette	84,000	Hyundai	B	2015	X	Pool(4)	—
Cougar	84,000	Hyundai	B	2015	X	Pool(4)	—
Concorde	84,000	Hyundai	B	2015	X	Pool(4)	—
Cobra	84,000	Hyundai	B	2015	X	Pool(4)	—
Continental	84,000	Hyundai	B	2015	X	Pool(4)	—
Constitution	84,000	Hyundai	B	2015	X	Pool(4)	—
Commodore	84,000	Hyundai	B	2015	X	Pool(4)	—
Cresques	84,000	Daewoo	C	2015	X	Pool(4)	—
Constellation	84,000	Hyundai	B	2015	X	Pool(4)	—
Cheyenne	84,000	Hyundai	B	2015	X	Pool(4)	—
Clermont	84,000	Hyundai	B	2015	X	Pool(4)	—
Cratis	84,000	Daewoo	C	2015	X	Pool-TCO(5)	Q3 2017
Chaparral	84,000	Hyundai	B	2015	X	Pool(4)	—
Copernicus	84,000	Daewoo	C	2015	X	Pool(4)	—
Commander	84,000	Hyundai	B	2015	X	Time Charter(8)	Q4 2020
Challenger	84,000	Hyundai	B	2015	X	Pool(4)	—
Caravelle	84,000	Hyundai	B	2016	X	Pool(4)	—
Total	1,842,000

(1)	Represents vessels with very low revolutions per minute, long‑stroke, electronically controlled engines, larger propellers, advanced hull design, and low friction paint.

(2)	Represents calendar year quarters.

(3)	Currently on time charter with an oil major that began in December 2014.

(4)

“Pool” indicates that the vessel operates in the Helios Pool on voyage charters with third parties and receives as charter hire a portion of the net revenues of the pool calculated according to a formula based on the vessel’s pro rata performance in the pool.

(5)

“Pool-TCO” indicates that the vessel is operated in the Helios Pool on a time charter out to a third party and receives as charter hire a portion of the net revenues of the pool calculated according to a formula based on the vessel’s pro rata performance in the pool.

(6)	Currently on time charter with an oil major that began in July 2014.

(7)	Currently on time charter with an oil major that began in July 2015.

(8)	Currently on time charter with a major oil company that began in November 2015.

The LPG Shipping Industry

International seaborne LPG transportation services are generally provided by two types of operators: LPG distributors and traders and independent shipowners. Traditionally the main trading route in our industry has been the transport of LPG from the Arabian Gulf to Asia. With the emergence of the United States as a major LPG export hub, the United States Gulf to Asia has become an important trade route. Vessels are generally operated under time charters, bareboat charters, spot charters, or contracts of affreightment. LPG distributors and traders use their fleets not only to transport their own LPG, but also to transport LPG for third-party charterers in direct competition with independent owners and operators in the tanker charter market. We operate in markets that are highly competitive and based primarily on supply and demand of available vessels. Generally, we compete for charters based upon charter rate, customer relationships, operating expertise, professional reputation and vessel specifications (size, age and condition). We also believe that our in-house technical and commercial management allows us to provide superior customer service and reliability which enhances our relationships with our charterers. Our industry is subject to strict environmental regulation, including emissions regulations, and we believe our modern, ECO-class fleet and our high level of crew training and vessel maintenance make us a preferred provider of VLGC tonnage.

Our Customers

Our customers, either directly or through the Helios Pool, include or have included global energy companies such as Exxon Mobil Corp., China International United Petroleum & Chemicals Co., Ltd., Royal Dutch Shell plc, Statoil ASA, and Oriental Energy Company Ltd., commodity traders such as Itochu Corporation and the Vitol Group and importers such as E1 Corp., SK Gas Co. Ltd. and Indian Oil Corporation. See “Item 7. Management Discussion and Analysis—Overview” for a discussion of our customers that accounted for more than 10% of our total revenues and “Item 1A. Risk Factors—We expect to be dependent on a limited number of customers for a material part of our revenues, and failure of such customers to meet their obligations could cause us to suffer losses or negatively impact our results of operations and cash flows.” For the years ended March 31, 2017 and 2016, approximately 69.1% and 70.2% of our revenues, respectively, were generated through the Helios Pool as net pool revenues—related parties. No revenues were generated through the Helios Pool for the year ended March 31, 2015 as the Helios Pool began operation on April 1, 2015. See “Item 1A. Risk Factors—We and the Helios Pool operate exclusively in the LPG shipping industry. Due to our lack of diversification and the lack of diversification of the Helios Pool, adverse developments in the LPG shipping industry may adversely affect our business, financial condition and operating results.”

We intend to continue to pursue a balanced chartering strategy by employing our vessels on a mix of multi-year time charters, some of which may include a profit-sharing component, shorter-term time charters, spot market voyages and contracts of affreightment. Six of our vessels are currently on fixed time charters (including through the Helios Pool) and have an average remaining term of 1.8 years as of June 9, 2017. See “Our Fleet” above for more information.

Further, each of our vessels serve the same type of customer, have similar operations and maintenance requirements, operate in the same regulatory environment, and are subject to similar economic characteristics. Based on this, we have determined that we operate in one reportable segment, the international transportation of liquid petroleum gas. Furthermore, when we charter a vessel to a charterer, the charterer is free to trade the vessel worldwide and, as a result, the disclosure of geographic information is impracticable.

Competition

LPG carrier capacity is primarily a function of the size of the existing world fleet, the number of newbuildings being delivered and the scrapping of older vessels. According to industry sources, as of May 19, 2017, there were 1,430 LPG capable carriers with an aggregate capacity of approximately 31.6 million cbm. As of such date, a further 87 LPG capable carriers with an aggregate carrying capacity of roughly 4.0 million cbm were on order for delivery by the end of 2020, equivalent to 12.5% of the existing fleet in capacity terms. In contrast to oil tankers and drybulk carriers, according to industry sources, the number of shipyards with LPG carrier experience is quite limited. Due to an influx of newbuild tonnage since early 2015, it is considered unlikely that significant vessel orders will be placed prior to the delivery of the contracted orderbook as of the time of writing. In the VLGC sector in which we operate, as of May 19, 2017, there were

247 vessels with an aggregate carrying capacity of 20.2 million cbm in the world fleet with 32 vessels on order for delivery by the second half of 2020.

Our largest competitors for VLGC shipping services include BW LPG Limited, or BWLPG, Avance Gas Holding Ltd., or Avance, Petredec, and Astomos Energy Corporation. According to industry sources, there were approximately 60 owners in the worldwide VLGC fleet as of May 19, 2017, with the top ten owners possessing 55% of the total fleet on a vessel count basis. Competition for the transportation of LPG depends on the price, location, size, age, condition and acceptability of the vessel to the charterer. We believe we own and operate the youngest and second largest fleet in the VLGC size segment, which, in our view, enhances our position relative to that of our competitors. But see “Item 1A. Risk Factors—We will face substantial competition in trying to expand relationships with existing customers and obtain new customers.”

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

Employees

As of March 31, 2017, we employed 69 persons in our offices in the United States, Greece and the United Kingdom. In addition to our shore-based employees, we had approximately 517 seafaring staff serving on our owned vessels. Seafarers are sourced from seafarer recruitment and placement service agencies and are employed with short-term employment contracts.

Classification, Inspection and Maintenance

Every large commercial seagoing vessel must be "classed" by a classification society. A classification society certifies that a vessel is "in class," signifying that the vessel has been built and maintained in accordance with the rules of the classification society and the vessel's country of registry and the international conventions of which that country is a member. In addition, where surveys are required by international conventions and corresponding laws and ordinances of a flag state, the classification society will undertake them on application or by official order, acting on behalf of the authorities concerned.

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

Most insurance underwriters make it a condition for insurance coverage that a vessel be certified as "in class" by a classification society, which is a member of the International Association of Classification Societies, or the IACS. In December 2013, the IACS adopted harmonized Common Structure Rules that align with International Maritime Organization, or the IMO, goal standards. Our VLGCs are currently classed with either Lloyd's Register, the American

Bureau of Shipping, or ABS, or Det Norske Veritas, all members of the IACS. All of the vessels in our fleet have been awarded International Safety Management, or ISM, certification and are currently "in class."

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

We have also obtained loss of hire insurance to protect us against loss of income in the event one of our vessels cannot be employed due to damage that is covered under the terms of our hull and machinery insurance (marine and war risks). Under our loss of hire policies, our insurer will pay us an agreed daily rate in respect of each VLGC in excess of 14 days for marine risks and zero days for war risks for the time that the vessel is out of service as a result of damage, for a maximum of 180 days.

We have also obtained protection and indemnity insurance, which covers our third party legal liabilities in connection with our shipping activities, and is provided by mutual protection and indemnity associations, or P&I clubs. This insurance includes third party liability and other expenses related to the injury or death of crew members, passengers and other third parties, loss or damage to cargo, claims arising from collisions with other vessels or from contact with jetties or wharves and other damage to other third party property, including pollution arising from oil or other substances, and other related costs, including wreck removal. Subject to the capping discussed below, our coverage, except for pollution, is unlimited.

Our current protection and indemnity insurance coverage for pollution is $1 billion per vessel per incident. The thirteen P&I clubs that compose the International Group of Protection and Indemnity Clubs, or the International Group, insure approximately 90% of the world's commercial tonnage and have entered into a pooling agreement to reinsure each association's liabilities. Each P&I club has capped its exposure in this pooling agreement so that the maximum claim covered by the pool and its reinsurance would be approximately $5.45 billion per accident or occurrence. We are a member of three P&I Clubs: The Standard Club Ltd., The United Kingdom Mutual Steamship Assurance Association (Bermuda) Limited and The London Steam‑Ship Owners' Mutual Insurance Association Limited. As a member of these P&I clubs, we are subject to a call for additional premiums based on the clubs' claims record, as well as the claims record of all other members of the P&I clubs comprising the International Group. However, our P&I clubs have reinsured the risk of additional premium calls to limit our additional exposure. This reinsurance is subject to a cap, and there is the risk that the full amount of the additional call would not be covered by this reinsurance.

Environmental and Other Regulation

General

Governmental and international agencies extensively regulate the carriage, handling, storage and regasification of LPG. These regulations include international conventions and national, state and local laws and regulations in the countries where our vessels now or, in the future, will operate or where our vessels are registered. We cannot predict the ultimate cost of complying with these regulations, or the impact that these regulations will have on the resale value or useful lives of our vessels. Various governmental and quasi-governmental agencies require us to obtain permits, licenses and certificates for the operation of our vessels. For the years ending March 31, 2018 and 2019, we estimate that capital expenditures for reducing our environmental emissions would total approximately $0.3 million on one of our VLGCs relating to performance enhancing devices to achieve power savings resulting in lower fuel consumption.

Although we believe that we are substantially in compliance with applicable environmental laws and regulations and have all permits, licenses and certificates required for our vessels, future non‑compliance or failure to maintain necessary permits or approvals could require us to incur substantial costs or temporarily suspend operation of one or more of our vessels. A variety of governmental and private entities inspect our vessels on both a scheduled and unscheduled basis. These entities, each of which may have unique requirements and each of which conducts frequent inspections, include local port authorities, such as the United States Coast Guard, or USCG, harbor master or equivalent, classification societies, flag state, or the administration of the country of registry, charterers, terminal operators and LPG producers.

International Maritime Organization Regulation of LPG Vessels

The International Maritime Organization, or the IMO, is the United Nations' agency that provides international regulations governing shipping and international maritime trade, including the International Convention on Civil Liability for Oil Pollution Damage, the International Convention on Civil Liability for Bunker Oil Pollution Damage, and the International Convention for the Prevention of Pollution from Ships of 1973, as modified by the protocol of 1978 relating thereto, and as amended from time to time, or MARPOL, including the designation of Emission Control Areas, or ECAs, thereunder. The flag state, as discussed in the United Nations Convention on Law of the Sea, has overall responsibility for the implementation and enforcement of international maritime regulations for all ships granted the right to fly its flag. The "Shipping Industry Flag State Performance" tables evaluate flag states based on factors such as ratification of international maritime treaties, implementation and enforcement of international maritime regulations and participation at IMO meetings. Each of our vessels is flagged in the Bahamas. The requirements contained in the International Management Code for the Safe Operation of Ships and Pollution Prevention, or the ISM Code, promulgated by the IMO, govern our operations. Among other requirements, the ISM Code requires shipowners, ship managers and bareboat charterers to develop and maintain an extensive safety management system that includes, among other things, the adoption of policies for safety and environmental protection setting forth instructions and procedures for operating its vessels safely and also describing procedures for responding to emergencies. We are compliant with the requirement to hold a Document of Compliance under the ISM Code for LPG ships (Gas carriers).

Vessels that transport gas, including LPG carriers, are also subject to regulation under the IMO's International Code for the Construction and Equipment of Ships Carrying Liquefied Gases in Bulk Gas Carrier Code, or the IGC Code. The IGC Code and similar regulations in individual member states, address fire and explosion risk posed by the transport of liquefied gases. Collectively these standards and regulations impose detailed requirements relating to the design and arrangement or cargo tanks, vents, and pipes; construction materials and compatibility; cargo pressure; and temperature control. Compliance with the IGC Code must be evidenced by a Certificate of Fitness for the Carriage of Liquefied Gases of Bulk. The completely revised and updated IGC Code entered into force on January 1, 2016, with an implementation/application date of July 1, 2016. The amendments were developed following a comprehensive five-year review and are intended to take into account the latest advances in science and technology. Each of our vessels is in compliance with the IGC Code. Non‑compliance with the IGC Code or other applicable IMO regulations may subject a shipowner or a bareboat charterer to increased liability, may lead to decreases in available insurance coverage for affected vessels and may result in the denial of access to, or detention in, some ports.

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

SOLAS and other IMO regulations concerning safety, including those relating to treaties on training of shipboard personnel, lifesaving appliances, radio equipment and the global maritime distress and safety system, are applicable to our operations. Non‑compliance with these IMO regulations may subject us to increased liability or penalties, may lead to decreases in available insurance coverage for affected vessels and may result in the denial of access to or detention in some ports. For example, the USCG and European Union, or EU, authorities have indicated that vessels not in compliance with the ISM Code will be prohibited from trading in United States and EU ports.

MARPOL establishes environmental standards relating to oil leakage or spilling, garbage management, sewage, air emissions, handling and disposal of noxious liquids and the handling of harmful substances carried in bulk, liquid or packaged form.

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

Air Emissions

In September 1997, the IMO adopted MARPOL Annex VI "Regulations for the prevention of Air Pollution" to MARPOL, or Annex VI, to address air pollution from ships. Annex VI came into force on May 19, 2005. It applies to all ships, fixed and floating drilling rigs and other floating platforms, sets limits on sulfur oxide and nitrogen oxide emissions from ship exhausts, and prohibits deliberate emissions of ozone depleting substances, such as chlorofluoro carbons. "Deliberate emissions" are not limited to times when the ship is at sea; they can for example include discharges occurring in the course of the ship's repair and maintenance. Shipboard incineration (from incinerators installed after January 1, 2000) of certain substances (such as polychlorinated biphenyls, or PCBs) are also prohibited. Annex VI also includes a global cap on sulfur content of fuel oil and allows for more stringent controls on sulfur emissions in special coastal areas known as Emission Control Areas, or ECAs, designated by the MEPC. Ships weighing more than 400 gross tons and engaged in international voyages involving countries that have ratified the conventions, or ships flying the flag of those countries, are required to have an International Air Pollution Prevention Certificate, or an IAPP Certificate. Annex VI has been ratified by some but not all IMO member states. Annex VI came into force in the United States on January 8, 2009. All the vessels in our operating fleet have been issued IAPP Certificates.

Amended Annex VI also establishes new tiers of stringent nitrogen oxide emissions standards for new marine engines, depending on their date of installation. At MEPC’s 70th Session in October 2016, MEPC approved the North Sea and Baltic Sea as ECAs for nitrogen oxide, effective January 1, 2021. It is expected that these areas will be formally designated after draft amendments are presented at MEPC’s next session. The United States Environmental Protection Agency, or the EPA, promulgated equivalent (and in some senses stricter) emissions standards in late 2009. As a result of these designations or similar future designations, we may be required to incur additional operating or other costs.

On July 1, 2010, amendments to Annex VI that require progressively stricter limitations on sulfur emissions from ships took effect. As of January 1, 2012, fuel used to power ships was not permitted to contain more than 3.50% sulfur. This cap will then decrease progressively until it reaches 0.50% by January 1, 2020. On October 27, 2016, MPEC also announced its decision concerning the implementation of regulations mandating a reduction in sulfur emissions from the current 3.50% to 0.50% as of the beginning of 2020 rather than pushing the deadline back to 2025. By 2020, ships will now have to either remove sulfur from emissions through the use of emission scrubbers or buy fuel with low sulfur content. We currently have two vessels in our fleet with emission scrubbers and would have to either install additional emission scrubbers or replace the higher sulfur content fuel with higher priced low sulfur content fuel. This increased demand for low sulfur fuel may also result in an increase in prices for such fuel.

However, in ECAs such as the North America ECA fuels cannot contain more than 0.1% sulfur as of January 1, 2015. The Annex VI amendments also establish new tiers of stringent nitrogen oxide emissions standards for new marine engines, depending on their date of installation. Further, the European directive 2005/33/EU, which became effective on January 1, 2010, bans the use of fuel oils containing more than 0.1% sulfur by mass by any merchant vessel while at berth in any EU country. Our vessels have achieved compliance, where necessary, with both the applicable IMO and EU sulfur regulations, by burning compliant fuels where required by such regulations.

Additionally, as discussed above, more stringent emission standards could apply in coastal areas designated as ECAs, such as the United States and Canadian coastal areas designated by the MEPC. United States air emissions standards are now equivalent to these amended Annex VI requirements, and once these amendments become effective, we may incur costs to comply with these revised standards. Additional or new conventions, laws and regulations may be adopted that could require the installation of expensive emission control systems.

Ballast Water Management Convention

The IMO adopted the International Convention for the Control and Management of Ships' Ballast Water and Sediments, or the BWM Convention, in February 2004. The BWM Convention’s implementing regulations call for a phased introduction of mandatory ballast water exchange requirements, to be replaced in time with mandatory concentration limits. All ships will also have to carry a ballast water record book and an International Ballast Water Management Certificate. The BWM Convention enters into force 12 months after it has been adopted by 30 states, the combined merchant fleets of which represent not less than 35% of the gross tonnage of the world's merchant shipping. On September 8, 2016, this threshold was met (with 52 contracting parties making up 35.14%). Thus, the BWM Convention will enter into force on September 8, 2017. Many of the implementation dates in the BWM Convention have already passed, so that once the BWM Convention enters into force, the period of installation of mandatory ballast water exchange requirements would be extremely short, with several thousand ships a year needing to install ballast water management systems, or BWMS. For this reason, on December 4, 2013, the IMO Assembly passed a resolution revising the application dates of the BWM Convention so that they are triggered by the entry into force date and not the dates originally in the BWM Convention. This, in effect, makes all vessels constructed before the entry into force date “existing vessels” and allows for the installation of a BWMS on such vessels at the first renewal survey following entry into force of the convention. On October 27, 2016, MEPC adopted updated “guidelines for approval of ballast water managements systems (G8).” G8 updates previous guidelines concerning procedures to approve BWMS, including mid-ocean ballast exchange or ballast water treatment requirements. However, many countries already regulate the discharge of ballast water carried by vessels from country to country to prevent the introduction of invasive and harmful species via such discharges. The United States, for example, requires vessels entering its waters from another country to conduct mid-ocean ballast exchange, or undertake some alternate measure, and to comply with certain reporting requirements. Currently, sixteen of our VLGCs are in compliance with the BWM Convention guidelines. BWMS are expected to be installed on the remaining six VLGCs between July 2018 and March 2022 for approximately $0.8 million per vessel.

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

In jurisdictions, such as the United States where the CLC or the Bunkers Convention has not been adopted, various legislative schemes or common law govern, and liability is imposed either on the basis of fault or on a strict-liability basis.

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

United States Environmental Regulation of LPG Vessels

Our vessels operating in United States waters now, or in the future, are or will be subject to various federal, state and local laws and regulations relating to protection of the environment. In some cases, these laws and regulations require us to obtain governmental permits and authorizations before we may conduct certain activities. These environmental laws and regulations may impose substantial penalties for noncompliance and substantial liabilities for pollution. Failure to comply with these laws and regulations may result in substantial civil and criminal fines and penalties. As with the industry generally, our operations will entail risks in these areas, and compliance with these laws and regulations, which may be subject to frequent revisions and reinterpretation, increases our overall cost of business.

Oil Pollution Act and Comprehensive Environmental Response, Compensation, and Liability Act

The United States Oil Pollution Act of 1990, or OPA90, established an extensive regulatory and liability regime for environmental protection and cleanup of oil spills. OPA90 affects all owners and operators whose vessels trade with the United States or its territories or possessions, or whose vessels operate in the waters of the United States, which include the United States territorial waters and the two hundred nautical mile exclusive economic zone of the United States. The Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA, applies to the discharge of hazardous substances whether on land or at sea. While OPA90 and CERCLA would not apply to the discharge of LPG, they may affect us because we carry oil as fuel and lubricants for our engines, and the discharge of these substances could cause an environmental hazard. Under OPA90, vessel operators, including vessel owners, managers and bareboat or "demise" charterers, are "responsible parties" who are all liable regardless of fault, individually and as a group, for all containment and clean‑up costs and other damages arising from oil spills from their vessels. These "responsible parties" would not be liable if the spill results solely from the act or omission of a third party, an act of God or an act of war. The other damages aside from clean‑up and containment costs are defined broadly to include:

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

Effective December 21, 2015, the USCG adjusted the limits of OPA90 liability to the greater of $2,200 per gross ton or $18,796,800 for tank vessels over 3,000 gross tons (subject to possible adjustment for inflation) other than single hull tank vessels. These limits of liability do not apply, however, where the incident is caused by violation of applicable United States federal safety, construction or operating regulations by a responsible party (or its agent, employee or a person acting pursuant to a contractual relationship), or a responsible party’s gross negligence or willful misconduct. These limits likewise do not apply if the responsible party fails or refuses to report the incident or to cooperate and assist in connection with the substance removal activities. These limits are subject to possible adjustment for inflation. OPA90 specifically permits individual states to impose their own liability regimes with regard to oil pollution incidents occurring within their boundaries, and some states have enacted legislation providing for unlimited liability for discharge of pollutants within their waters. In some cases, states, which have enacted their own legislation, have not yet issued implementing regulations defining shipowners' responsibilities under these laws.

CERCLA, which also applies to owners and operators of vessels, contains a similar liability regime and provides for cleanup, removal and natural resource damages for releases of "hazardous substances." Liability under CERCLA is limited to the greater of $300 per gross ton or $0.5 million for each release from vessels not carrying hazardous substances, cargo or residue, and $300 per gross ton or $5 million for each release from vessels carrying hazardous substances, cargo or residue. As with OPA90, these limits of liability do not apply where the incident is caused by violation of applicable United States federal safety, construction or operating regulations, or by the responsible party's gross negligence or willful misconduct or if the responsible party fails or refuses to report the incident or to cooperate and assist in connection with the substance removal activities. OPA90 and CERCLA each preserve the right to recover damages under existing law, including maritime tort law.

OPA90 requires owners and operators of vessels to establish and maintain with the USCG evidence of financial responsibility sufficient to meet the limit of their potential strict liability under OPA90/CERCLA. Under the regulations, evidence of financial responsibility may be demonstrated by insurance, surety bond, self‑insurance or guaranty. Under OPA90 regulations, an owner or operator of more than one vessel is required to demonstrate evidence of financial responsibility for the entire fleet in an amount equal only to the financial responsibility requirement of the vessel having the greatest maximum liability under OPA90/CERCLA. Each of our shipowning subsidiaries that has vessels trading in United States waters has applied for, and obtained from the USCG National Pollution Funds Center, three‑year certificates of financial responsibility, supported by guarantees which we purchased from an insurance based provider. We believe that we will be able to continue to obtain the requisite guarantees and that we will continue to be granted certificates of financial responsibility from the USCG for each of our vessels that is required to have one.

In response to the BP Deepwater Horizon oil spill, a number of bills that could potentially increase or even eliminate the limits of liability under OPA90 have been introduced in the United States Congress. In April 2015, it was announced that new regulations are expected to be imposed in the United States regarding offshore oil and gas drilling and the Bureau of Safety and Environmental Enforcement, or the BSEE, announced a new well-control rule in April 2016. In December 2015, the BSEE announced a new pilot inspection program for offshore facilities. Compliance with any new requirements of OPA90 may substantially impact our cost of operations or require us to incur additional expenses to comply with any new regulatory initiatives or statutes. Additional legislation, regulation, or other requirements applicable to the operation of our vessels that may be implemented in the future as could adversely affect our business and ability to make distributions to our shareholders.

Clean Water Act

The United States Clean Water Act, or CWA, prohibits the discharge of oil or hazardous substances in United States navigable waters unless authorized by a permit or exemption, and imposes strict liability in the form of penalties for unauthorized discharges. The CWA also imposes substantial liability for the costs of removal, remediation and damages and complements the remedies available under OPA90 and CERCLA. In addition, many states in the United States that border a navigable waterway have enacted environmental pollution laws that impose strict liability on a person for removal costs and damages resulting from a discharge of oil or a release of a hazardous substance. These laws may be more stringent than United States federal law. The EPA recently proposed revisions to the CWA.

The EPA and the USCG have enacted rules relating to ballast water discharge, compliance with which requires the installation of equipment on our vessels to treat ballast water before it is discharged in or the implementation of other port facility disposal arrangements or procedures at potentially substantial costs, and/or otherwise restrict our vessels from entering United States waters.

The EPA requires a permit regulating ballast water discharges and other discharges incidental to the normal operation of certain vessels within United States water under the Vessel General Permit for Discharges Incidental to the Normal Operation of Vessels, or VGP.  For a new vessel delivered to an owner or operator after September 19, 2009, to be covered by the VGP, the owner must submit a Notice of Intent, or NOI, at least 30 days before the vessel operates in United States waters. On March 28, 2013, the EPA re-issued the VGP for another 5 years. This VGP took effect on December 19, 2013. The VGP focuses on authorizing discharges incidental to operations of commercial vessels and the new VGP contains numeric ballast water discharge limits for most vessels to reduce the risk of invasive species in United States waters, more stringent requirements for gas scrubbers and the use of environmentally acceptable lubricants.

The USCG regulations adopted under the United States National Invasive Species Act, or NISA, also impose mandatory ballast water management practices for all vessels equipped with ballast water tanks entering or operating in United States waters, which require the installation of equipment to treat ballast water before it is discharged in United States waters or, in the alternative, the implementation of other port facility disposal arrangements or procedures. Vessels not complying with these regulations are restricted from entering United States waters. As of June 21, 2012, the USCG implemented revised regulations on ballast water management by establishing standards on the allowable concentration of living organisms in ballast water discharged from ships in United States waters. The USCG must approve any technology before it is placed on a vessel.

As of January 1, 2014, vessels are technically subject to the phasing-in of these standards. However, it was not until December 2016 that the USCG first approved said technology. The USCG previously provided waivers to vessels which could not install the as-yet unapproved technology and vessels now requiring a waiver will need to show why they cannot install the approved technology. The EPA, on the other hand, has taken a different approach to enforcing ballast discharge standards under the VGP. On December 27, 2013, the EPA issued an enforcement response policy in connection with the new VGP in which the EPA indicated that it would take into account the reasons why vessels do not have the requisite technology installed, but will not grant any waivers.

It should also be noted that in October 2015, the Second Circuit Court of Appeals issued a ruling that directed the EPA to redraft the sections of the 2013 VGP that address ballast water. However, the Second Circuit stated that 2013 VGP will remains in effect until the EPA issues a new VGP. In the fall of 2016, sources reported that the EPA indicated it was working on a new VGP. It presently remains unclear how the ballast water requirements set forth by the EPA, the USCG, and IMO BWM Convention, some of which are in effect and some which are pending, will co-exist.

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

Clean Air Act

The United States Clean Air Act of 1970, as amended, or the CAA, requires the EPA to promulgate standards applicable to emissions of volatile organic compounds and other air contaminants. Our vessels are subject to vapor control and recovery requirements for certain cargoes when loading, unloading, ballasting, cleaning and conducting other operations in regulated port areas and emission standards for so‑called "Category 3" marine diesel engines operating in United States waters. The marine diesel engine emission standards are currently limited to new engines beginning with the 2004 model year. On April 30, 2010, the EPA promulgated final emission standards for Category 3 marine diesel engines equivalent to those adopted in the amendments to Annex VI. The emission standards apply in two stages: near‑term standards for newly‑built engines went into effect from 2011, and long‑term standards requiring an 80% reduction in nitrogen dioxides, or NOx, that went into effect on January 1, 2016. We have incurred costs to install control equipment on our vessels to comply with these standards.

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

Regulation of Greenhouse Gas Emissions

In February 2005, the Kyoto Protocol entered into force. Pursuant to the Kyoto Protocol, adopting countries are required to implement national programs to reduce emissions of certain gases, generally referred to as greenhouse gases, which are suspected of contributing to global warming. Currently, the emissions of greenhouse gases from ships involved in international transport are not subject to the Kyoto Protocol. In December 2009, more than 27 nations, including the United States and China, signed the Copenhagen Accord, which includes a non‑binding commitment to reduce greenhouse gas emissions. In addition, in December 2011, the Conference of the Parties to the United Nations Convention on Climate Change adopted the Durban Platform which calls for a process to develop binding emissions limitations on both developed and developing countries under the United Nations Framework Convention on Climate Change applicable to all Parties. The 2015 United Nations Climate Change Conference in Paris resulted in the Paris Agreement, which entered into force on November 4, 2016. The Paris Agreement does not directly limit greenhouse gas emissions from ships. On June 1, 2017, the President of the United States announced that it is withdrawing from the Paris Agreement. The timing and effect of such action has yet to be determined.

In April 2015, the European Parliament approved EU draft rules, which will require annual carbon dioxide emission monitoring and reporting from ship owners who use EU ports. These rules are expected to be effective in 2018 and apply to ships over 5,000gt. For 2020, the EU made a unilateral commitment to reduce overall greenhouse gas emissions from its member states by 20% of 1990 levels.  The EU also committed to reduce its emissions by 20% under the Kyoto Protocol's second period, from 2013 to 2020.

As of January 1, 2013, all ships must comply with mandatory requirements adopted by MEPC in July 2011 in part to address greenhouse gas emissions. By 2025, all new ships built will be 30% more energy efficient than those built in 2014. The amendments to Annex VI Regulations for the prevention of air pollution from ships add a new Chapter 4 to Annex VI on Regulations on energy efficiency requiring new ships to meet the Energy Efficiency Design Index, or EEDI, and all ships to develop and implement a Ship Energy Efficiency Management Plan, or SEEMP. Other amendments to Annex VI add new definitions and requirements for survey and certification, including the format for the International Energy Efficiency Certificate. The regulations apply to all ships of 400 gross tonnage and above. These new rules will likely affect the operations of vessels that are registered in countries that are signatories to Annex VI or vessels that call upon ports located within such countries. The implementation of the EEDI and SEEMP standards could cause us to incur additional compliance costs. MEPC is also considering market‑based mechanisms to reduce greenhouse gas emissions from ships. It is impossible to predict the likelihood that such a standard might be adopted or its potential impact on our operations at this time.

In the United States, the EPA has issued a final finding that greenhouse gases threaten public health and safety, and has promulgated regulations that regulate the emission of greenhouse gases from certain mobile sources and has proposed regulations to limit greenhouse gases from large stationary sources. The EPA enforces both the CAA and the international standards found in Annex VI concerning marine diesel emissions and the sulfur content found in marine fuel. Moreover, in the United States, individual states can also enact environmental regulations. For example, California has introduced caps for greenhouse gas emissions and, in the end of 2016, signaled it may take additional action regarding climate change. Any climate control legislation or other regulatory initiatives adopted by the IMO, the EU, the United States, or other countries where we operate, or any treaty adopted at the international level to succeed the Kyoto Protocol or the Paris Agreement, that restrict emissions of greenhouse gases could require us to make significant financial expenditures, including capital expenditures or operational changes to upgrade our vessels, that we cannot predict with certainty at this time. In addition, even without such regulation, our business may be indirectly affected to the extent that climate change results in sea level changes or more intense weather events.

Vessel Security Regulations

Since the terrorist attacks of September 11, 2001, there have been a variety of initiatives intended to enhance vessel security. On November 25, 2002, the Maritime Transportation Act of 2002, or MTSA, came into effect. To implement certain portions of the MTSA, in July 2003, the USCG issued regulations requiring the implementation of certain security requirements aboard vessels operating in waters subject to the jurisdiction of the United States.  The regulations also impose requirements on certain ports and facilities, some of which are regulated by the EPA. Similarly, in December 2002, amendments to SOLAS created a new chapter of the convention dealing specifically with maritime security. The new chapter XI-2 became effective in July 2004 and imposes various detailed security obligations on vessels and port authorities, most of which are contained in the ISPS Code. The ISPS Code is designed to protect ports and international shipping against terrorism. After July 1, 2004, to trade internationally, a vessel must attain an International Ship Security Certificate, or ISSC, from a recognized security organization approved by the vessel's flag state. The following are among the various requirements, some of which are found in SOLAS:

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

The USCG regulations, intended to align with international maritime security standards, exempt non‑ United States vessels from obtaining USCG‑approved MTSA vessel security plans provided such vessels have on board an ISSC that attests to the vessel's compliance with SOLAS security requirements and the ISPS Code.

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

Taxation

The following is a discussion of the material Marshall Islands and United States federal income tax considerations relevant to an investment decision by a United States Holder and a Non‑United States Holder, each as defined below, with respect to the common shares. This discussion does not purport to deal with the tax consequences of owning our common shares to all categories of investors, some of which, such as financial institutions, regulated investment companies, real estate investment trusts, tax‑exempt organizations, insurance companies, persons holding our common stock as part of a hedging, integrated, conversion or constructive sale transaction or a straddle, traders in securities that have elected the mark‑to‑market method of accounting for their securities, persons liable for alternative minimum tax, persons who are investors in partnerships or other pass‑through entities for United States federal income tax purposes, dealers in securities or currencies, United States Holders whose functional currency is not the United States dollar and investors that own, actually or under applicable constructive ownership rules, 10% or more of our shares of common stock, may be subject to special rules. This discussion deals only with holders who purchase and hold the common shares as a capital asset. You are encouraged to consult your own tax advisors concerning the overall tax consequences arising in your own particular situation under United States federal, state, local or non‑United States law of the ownership of common shares.

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

We believe that we satisfy the Publicly‑Traded Test, a factual determination made on an annual basis, with respect to our taxable year ended March 31, 2017, and we expect to continue to do so for our subsequent taxable years, and we intend to take this position for United States federal income tax reporting purposes. We do not currently anticipate circumstances under which we would be able to satisfy the 50% Ownership Test.

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

We believe that we satisfy the Publicly‑Traded Test and will not be subject to the 5% Override Rule for taxable year ending March 31, 2017 and we also expect to continue to do so for our subsequent taxable years. However, there are factual circumstances beyond our control that could cause us to lose the benefit of the Section 883 exemption. For example, we may no longer qualify for Section 883 exemption for a particular taxable year if 5% Shareholders were to own, in the aggregate, 50% or more of our outstanding common shares on more than half the days of the taxable year, unless we could establish that within the group of 5% Shareholders, qualified shareholders own sufficient number of our shares to preclude the non-qualified shareholders in such group from owning 50% or more of our common shares for more than half the number of days during the taxable year. Under the Treasury Regulations, we would have to satisfy certain substantiation requirements regarding the identity of our shareholders. These requirements are onerous and there is no assurance that we would be able to satisfy them. Given the factual nature of the issues involved, we can give no assurances in regards of our or our subsidiaries' qualification for the Section 883 exemption.

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

United States Taxation of Gain on Sale of Vessels

Regardless of whether we qualify for exemption under Section 883, we will not be subject to United States federal income tax with respect to gain realized on a sale of a vessel, provided the sale is considered to occur outside of the United States under United States federal income tax principles. In general, a sale of a vessel will be considered to occur outside of the United States for this purpose if title to the vessel, and risk of loss with respect to the vessel, pass to the buyer outside of the United States. It is expected that any sale of a vessel by us will be considered to occur outside of the United States.

United States Federal Income Taxation of United States Holders

As used herein, the term "United States Holder" means a holder that for United States federal income tax purposes is a beneficial owner of common shares and is an individual United States citizen or resident, a United States corporation or other United States entity taxable as a corporation, an estate the income of which is subject to United States federal income taxation regardless of its source, or a trust if a court within the United States is able to exercise primary jurisdiction over the administration of the trust and one or more United States persons have the authority to control all substantial decisions of the trust.

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

Special rules may apply to any "extraordinary dividend"—generally, a dividend in an amount which is equal to or in excess of 10% of a shareholder's adjusted tax basis in a common share—paid by us. If we pay an "extraordinary dividend" on our common shares that is treated as "qualified dividend income," then any loss derived by certain non‑corporate United States Holders from the sale or exchange of such common shares will be treated as long-term capital loss to the extent of such dividend.

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

We believe that income we earn from the voyage charters, and also from time charters, for the reasons discussed below, will be treated as active income for PFIC purposes and as a result, we intend to take the position that we satisfy the 75% income test for our taxable year ended March 31, 2017.

As of the date of this Annual Report, we have taken delivery of all of the vessels under our newbuilding contracts. Accordingly, based on our current and anticipated operations, we do not believe that we will be treated as a PFIC for our taxable year ended March 31, 2017, or subsequent taxable years, and we intend to take such position for our United States federal income tax reporting purposes. Our belief is based principally on the position that the gross income we derive from our voyage or time chartering activities should constitute services income, rather than rental income. Accordingly, such income should not constitute passive income, and the assets that we own and operate in connection with the production of such income, in particular, the vessels, should not constitute passive assets for purposes of determining whether we are a PFIC. There is substantial legal authority supporting this position consisting of case law and IRS pronouncements concerning the characterization of income derived from time charters as services income for other tax purposes. However, there is also authority which characterizes time charter income as rental income rather than services income for other tax purposes. Accordingly, no assurance can be given that the IRS or a court of law will accept this position, and there is a risk that the IRS or a court of law could determine that we are a PFIC. In addition, although we intend to conduct our affairs in a manner to avoid being classified as a PFIC with respect to any taxable year, we cannot assure you that the nature of our operations will not change in the future.

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

Non‑United States Holders may be required to establish their exemption from information reporting and backup withholding with respect to dividends payments or other taxable distribution on our common shares by certifying their status on an appropriate IRS Form W‑8. If a Non‑United States Holder sells our common shares to or through a United States office of a broker, the payment of the proceeds is subject to both United States backup withholding and information reporting unless the Non‑United States Holder certifies that it is a non‑United States person, under penalties of perjury, or it otherwise establish an exemption. If a Non‑United States Holder sells our common shares through a Non‑United States office of a Non‑United States broker and the sales proceeds are paid outside the United States, then information reporting and backup withholding generally will not apply to that payment. However, United States information reporting requirements, but not backup withholding, will apply to a payment of sales proceeds, even if that payment is made outside the United States, if a Non‑United States Holder sells our common shares through a Non‑United States office of a broker that is a United States person or has some other contacts with the United States. Such information reporting requirements will not apply, however, if the broker has documentary evidence in its records that the Non‑United States Holder is not a United States person and certain other conditions are met, or the Non‑United States Holder otherwise establishes an exemption.

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

Available Information

Our website is located at www.dorianlpg.com. Information on our website does not constitute a part of this annual report. Our goal is to maintain our website as a portal through which investors can easily find or navigate to pertinent information about us, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and any other reports, after we file them with the Commission. The public may obtain a copy of our filings, free of charge, through our corporate internet website as soon as reasonably practicable after we have electronically filed such material with, or furnished it to, the Commission. Additionally, these materials, including this annual report and the accompanying exhibits, may be inspected and copied at the public reference facilities maintained by the Commission at 100 F Street, N.E. Washington, D.C. 20549, or from the Commission’s website http://www.sec.gov.

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

We currently rely exclusively on the cash flow generated from the vessels in our fleet, all of which are VLGCs operating in the LPG shipping industry (including through the Helios Pool). Unlike some other shipping companies, which have vessels of varying sizes that can carry different cargoes, such as containers, dry bulk, crude oil and oil products, we depend and expect to continue to depend exclusively on VLGCs transporting LPG. Similarly, the Helios Pool also depends exclusively on the cash flow generated from VLGCs operating in the LPG shipping industry. Our lack of diversification and the lack of diversification of the Helios Pool make us vulnerable to adverse developments in the LPG shipping industry, which would have a significantly greater impact on our business, financial condition and operating results than it would if we or the Helios Pool owned and operated more diverse assets or engaged in more diverse lines of business.

The recent downturn in spot market charter rates has had and may continue to have a negative effect on our results of operations and cash flows, including as a result of seasonal fluctuations, which may adversely affect our earnings.

As of the date of this annual report, sixteen of our twenty-two vessels operate in the spot market or under COAs through the Helios Pool. This exposes us to fluctuations in spot market charter rates. We also employ six of our VLGCs (including through the Helios Pool) on time charters. As these time charters expire, we may employ these vessels in the spot market.

Generally, the VLGC spot market rates are highly seasonal, with typical strength in the second and third calendar quarters as suppliers build inventory for high consumption during the northern hemisphere winter. The successful operation of our vessels in the competitive and highly volatile spot charter market depends on, among other things, obtaining profitable spot charters, which depends greatly on vessel supply and demand, and minimizing, to the extent possible, time spent waiting for charters and time spent traveling unladen to pick up cargo.

Recently, there have been periods when spot charter rates have declined below the operating costs of vessels. For example, the Baltic Exchange Liquid Petroleum Gas Index, an index published daily by the Baltic Exchange for the spot market rate for the benchmark Ras Tanura‑Chiba route (expressed as U.S. dollars per metric ton), has fallen 81% from a peak of $143.250 in July 2014 to $26.964 as of June 9, 2017. If future spot charter rates decline, or remain depressed, then we may not profitably operate our vessels trading in the spot market or those participating in the Helios Pool, meet our obligations, including payments on indebtedness, or pay dividends.

Further, although our six fixed time charters generally provide reliable revenues, they also limit the portion of our fleet available for spot market voyages during an upswing in the market when spot market voyages might be more profitable. Conversely, when the current charters for the six vessels in our fleet on fixed time charter expire (or are terminated early), it may not be possible to re-charter these vessels at similar or higher rates, or at all. As a result, we may have to accept lower rates or experience off hire time for our vessels, which would adversely impact our revenues, results of operations and financial condition.

We and/or our pool managers may not be able to successfully secure employment for our vessels or vessels in the Helios Pool, which could adversely affect our financial condition and results of operations.

As of June 9, 2017, including through the Helios Pool, sixteen of our vessels are operating in the spot market or under COAs and six of our vessels are on fixed time charters that expire between the third calendar quarter of 2017 and the fourth calendar quarter of 2020. We cannot assure you that we will be successful in finding employment for our vessels in the spot market, on time charters or otherwise, or that any employment will be at profitable rates. Moreover, as vessels entered into the Helios Pool are commercially managed by our wholly-owned subsidiary and Phoenix, we also cannot assure you that we or they will be successful in finding employment for the vessels in the Helios Pool or that any employment will be profitable. An inability to locate suitable employment for our vessels or the vessels in the Helios Pool could affect our general financial condition, results of operation and cash flow as well as the availability of financing.

Furthermore, the Helios Pool currently time charters-in three VLGCs from Oriental Energy at a fixed time charter hire rate, which is due regardless of whether we and Phoenix are able to locate suitable employment for the vessels in the Helios Pool. In addition, the Helios Pool has entered into a COA with Oriental Energy covering Oriental Energy’s shipments from the United States Gulf. As a result of these fixed expenses, there is an increased risk that an inability to locate suitable employment for these vessels in the Helios Pool could affect our general financial condition, results of operation and cash flow.

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

Our vessels, and the vessels operating in the Helios Pool, operate in a highly competitive market and we expect substantial competition for providing transportation services from a number of companies (both LPG vessel owners and operators). We anticipate that an increasing number of maritime transport companies, including many with strong reputations and extensive resources and experience, have or will enter the LPG shipping market. Our existing and potential competitors may have significantly greater financial resources than us. In addition, competitors with greater resources may have larger fleets, or could operate larger fleets through consolidations, acquisitions, newbuildings or pooling of their vessels with other companies, and, therefore, may be able to offer a more competitive service than us or the Helios Pool, including better charter rates. We expect competition from a number of experienced companies providing contracts for gas transportation services to potential LPG customers, including state-sponsored entities and major energy companies affiliated with the projects requiring shipping services. As a result, we (including the Helios Pool) may be unable to expand our relationships with existing customers or to obtain new customers on a profitable basis, if at all, which would have a material adverse effect on our business, financial condition and operating results.

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

For the year ended March 31, 2017, the Helios Pool and two other individual charterers accounted for 69%, 13%, and 10% of our total revenues, respectively. Within the Helios Pool, two charterers represented 26% and 13% of net pool revenues—related party for the year ended March 31, 2017. We expect that a material portion of our revenues will continue to be derived from these customers. The ability of each of our customers to perform its obligations under a contract with us will depend on a number of factors that are beyond our control. Should the aforementioned customers fail to honor their obligations under agreements with us or the Helios Pool, we could sustain material losses that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The expansion of the Panama Canal may have an adverse effect on our results of operations.

In June 2016, the expansion of the Panama Canal, or the Canal, was completed. The new locks allow the Canal to accommodate significantly larger vessels, including VLGCs, which we operate. Transit from the United States Gulf to Asia, an important trade route for our customers, can now be shortened by approximately 15 days compared to transiting via the Cape of Good Hope. The decrease in voyage time may increase the number of VLGCs available for cargo lifting and thereby increase industry capacity, which may have an adverse effect on time charter equivalent rates.

Our indebtedness may adversely affect our operational flexibility and financial condition.

As of March 31, 2017, we had outstanding indebtedness of $770.1 million. On May 31, 2017, we entered into an agreement to amend the 2015 Debt Facility, or the Amendment, that included a release of $26.8 million of restricted cash, of which $24.8 million was applied to the next two debt principal payments. For further details, see Note 24 to our consolidated financial statements included herein. On June 8, 2017, we entered into a $97.0 million bridge loan agreement with DNB Capital LLC, or the 2017 Bridge Loan. The proceeds of the 2017 Bridge Loan were used to repay in full the RBS Loan Facility (defined below) at 96% of the then outstanding principal amount. The remaining proceeds were used to pay legal and advisory fees related to the 2017 Bridge Loan and to provide cash for use in operations. For further details, see Note 24 to our consolidated financial statements included herein. Amounts owed under our current credit facilities and any future credit facilities will require us to dedicate a part of our cash flow from operations to paying interest and principal payments. These payments will limit funds available for working capital, capital expenditures, acquisitions, dividends, and other purposes and may also limit our ability to undertake further equity or debt financing in the future. Our indebtedness also increases our vulnerability to general adverse economic and industry conditions, limits our flexibility in planning for and reacting to changes in the industry, and places us at a disadvantage to other, less leveraged, competitors.

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

Our agreements relating to the 2015 Debt Facility, which is secured by, among other things, eighteen of our VLGCs, and the 2017 Bridge Loan (see Note 24 to our consolidated financial statements included herein), which is secured by, among other things, four of our VLGCs, require us to maintain specified financial ratios and satisfy financial covenants.

In addition, under the 2015 Debt Facility and the 2017 Bridge Loan (see Note 24 to our consolidated financial statements included herein), our payment of dividends to shareholders as well as payment of dividends by our subsidiaries to us is generally subject to no event of default. Further, under the Amendment to the 2015 Debt Facility, we are temporarily restricted from paying dividends and repurchasing shares of our common stock until the earlier of (i) when we complete a common stock offering with net proceeds of at least $50.0 million and (ii) May 31, 2019.

We entered into the 2017 Bridge Loan and repaid in full the term loans with the Royal Bank of Scotland, or the RBS Loan Facility, at 96% of the then outstanding principal amount in June 2017. See Note 24 to our consolidated financial statements included herein for further details on the 2017 Bridge Loan and the repayment of the RBS Loan Facility. We were in compliance with the financial covenants for the 2015 Debt Facility as of March 31, 2017, which was amended in May 2017. See Note 24 to our consolidated financial statements included herein for further details on the Amendment.

As a result of the restrictions in our debt agreements, or similar restrictions in our future financing arrangements, we may need to seek permission from our lenders in order to engage in certain corporate actions. Our lenders' interests may be different from ours and we may not be able to obtain their permission when needed or at all. This may prevent us from taking actions that we believe are in our best interest, which may adversely impact our revenues, results of operations and financial condition.

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

Our existing debt agreements, which are secured by, among other things, liens on the vessels in our fleet contain various financial covenants, including requirements that relate to our financial condition, operating performance and liquidity. For example, we are required to maintain a minimum debt to adjusted equity ratio that is based, in part, upon the market value of the vessels securing the applicable loan, as well as a minimum ratio of the market value of the vessels securing a loan to the principal amount outstanding under such loan. The market value of LPG carriers is sensitive to, among other things, changes in the LPG carrier charter markets, with vessel values deteriorating in times when LPG carrier charter rates are falling and improving when charter rates are anticipated to rise. While the market values of LPG carriers generally have increased since the economic slowdown in 2008-2009, they still remain below the historic high levels achieved prior to the economic slowdown. LPG vessel values remain subject to significant fluctuation. A decline in the fair market values of our vessels could result in our not being in compliance with these loan covenants. Furthermore, if the value of our vessels deteriorates and our estimated future cash flows decrease, we may have to record an impairment adjustment in our financial statements or we may be unable to enter into future financing arrangements acceptable to us or at all, which would adversely affect our financial results and further hinder our ability to raise capital.

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

The amounts outstanding under our existing credit facilities have been advanced at a floating rate based on LIBOR and changes in LIBOR could affect the amount of interest payable on our debt, and, in turn, could have an adverse effect on our earnings and cash flow. In recent years, LIBOR has been at relatively low levels, but it may rise in the future. Our financial condition could be materially adversely affected if LIBOR rises, as $219.6 million of our floating rate borrowings are unhedged as of June 9, 2017.

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

We generate all of our revenues in U.S. dollars and the majority of our expenses are also in U.S. dollars. However, a portion of our overall expenses is incurred in other currencies, particularly the Euro, British Pound Sterling, the Japanese Yen, Norwegian Krone and the Singapore Dollar. Changes in the value of the U.S. dollar relative to the other currencies, in particular the Euro, or the amount of expenses we incur in other currencies could cause fluctuations in our net income. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Exchange Rate Risk.”

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

Our strategy is to own and operate a fleet large enough to provide global coverage, but not larger than what the demand for our services can support over a longer period by both contracting newbuildings and through acquisitions and divestitures in the second-hand market. Our business is greatly influenced by the timing of investments and/or divestments and contracting of newbuildings. If we are unable able to identify the optimal timing of such investments, divestments or contracting of newbuildings in relation to the shipping value cycle due to capital restraints, this could have a material adverse effect on our competitive position, future performance, results of operations, cash flows and financial position.

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

Our directors and officers have a history of involvement in the shipping industry and some of them currently, and some of them may in the future, directly or indirectly, hold investments in companies that compete with us. In that case, they may face conflicts between their own interests and their obligations to us.

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

In addition, although all of our vessels were built within the past eleven years, we estimate that our vessels have a useful life of 25 years. In general, the costs to maintain a vessel in good operating condition increases with the age of the vessel. Older vessels are typically less fuel-efficient than more recently constructed vessels due to improvements in engine technology. Cargo insurance rates increase with the age of a vessel, making older vessels less desirable to charterers.

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

According to information contained in public filings, our principal shareholders include SeaDor Holdings, an affiliate of SEACOR Holdings, Inc. (NYSE:CKH), Kensico Capital Management; Sino Energy Holdings LLC and HNA Logistics LP, affiliates of HNA Group Co., Ltd.; John C. Hadjipateras, our Chief Executive Officer, President and Chairman of the Board of Directors; BW Euroholdings Ltd., an affiliate of BW Group Ltd.; and Wellington Management Group LLP, or our Principal Shareholders, and as of June 9, 2017, they own, or may be deemed to beneficially own, 16.7%, 14.6%, 11.7%, 11.5%, 10.9% and 9.9%, respectively, of our total shares outstanding. SeaDor Holdings, Kensico Capital Management, and John C. Hadjipateras are represented on our Board of Directors. As a result of this substantial ownership interest and, as applicable, their participation on the Board of Directors, our Principal Shareholders currently have the ability to influence certain actions requiring shareholders' approval, including increasing or decreasing the authorized share capital, the election of directors, declaration of dividends, the appointment of management, and other policy decisions. While any future transaction with our Principal Shareholders could benefit us, their interests could at times conflict with the interests of our other shareholders. Conflicts of interest may arise between us and our Principal Shareholders or their affiliates, which may result in the conclusion of transactions on terms not determined by market forces. Any such conflicts of interest could adversely affect our business, financial condition and results of operations, and the trading price of our common shares. Moreover, the concentration of ownership may delay, deter or prevent acts that would be favored by our other shareholders or deprive shareholders of an opportunity to receive a premium for their shares as part of a sale of our business. Similarly, this concentration of share ownership may adversely affect the trading price of our shares because investors may perceive disadvantages in owning shares in a company with concentrated ownership.

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

Whether we will be treated as a PFIC for our taxable year 2017 and subsequent taxable years will depend upon the nature and extent of our operations. In this regard, we intend to treat the gross income we derive from our voyage and time chartering activities as services income, rather than rental income. Accordingly, such income should not constitute passive income, and the assets that we own and operate in connection with the production of such income, in particular, our vessels, should not constitute passive assets for purposes of determining whether we are a PFIC. There is substantial legal authority supporting this position consisting of case law and the United States Internal Revenue Service, or the IRS, pronouncements concerning the characterization of income derived from time charters as services income for other tax purposes. However, there is also authority which characterizes time charter income as rental income rather than services income for other tax purposes. Accordingly, no assurance can be given that the IRS or a court of law will accept this position, and there is a risk that the IRS or a court of law could determine that we are a PFIC. In addition, although we intend to conduct our affairs in a manner to avoid being classified as a PFIC with respect to any taxable year, we cannot assure you that the nature of our operations will not change in the future.

For any taxable year in which we are, or were to be treated as, a PFIC, United States shareholders would face adverse United States federal income tax consequences. Under the PFIC rules, unless a shareholder makes an election available under the United States Internal Revenue Code of 1986, as amended, or the Code, (which election could itself have adverse consequences for such shareholders, as discussed below under "Item 1. Taxation—United States Federal Income Tax Considerations—United States Federal Income Taxation of United States Holders"), excess distributions and any gain from the disposition of such shareholder's common shares would be allocated ratably over the shareholder's holding period of the common shares and the amounts allocated to the taxable year of the excess distribution or sale or other disposition and to any year before we became a PFIC would be taxed as ordinary income. The amount allocated to each other taxable year would be subject to tax at the highest rate in effect for individuals or corporations, as appropriate, for that taxable year, and an interest charge would be imposed with respect to such tax. See "Item 1. Taxation—United States Federal Income Tax Considerations—United States Federal Income Taxation of United States Holders" for a more comprehensive discussion of the United States federal income tax consequences to United States shareholders if we are treated as a PFIC.

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

We believe that we qualify, and we expect to qualify, for exemption under Section 883 for our taxable year ended March 31, 2017 and our subsequent taxable years and we intend to take this position for United States federal income tax return reporting purposes. However, there are factual circumstances beyond our control that could cause us to lose the benefit of this tax exemption and thereby become subject to United States federal income tax on our United States source shipping income. For example, we would no longer qualify for exemption under Section 883 of the Code for a particular taxable year if certain "non‑qualified" shareholders with a 5% or greater interest in our common shares owned, in the aggregate, 50% or more of our outstanding common shares for more than half the days during the taxable year. Due to the factual nature of the issues involved, there can be no assurances on that we or any of our subsidiaries will qualify for exemption under Section 883 of the Code.

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

Future growth in the demand for LPG carriers and charter rates will depend on economic growth in the world economy and demand for LPG product transportation that exceeds the capacity of the growing worldwide LPG carrier fleet. We believe that the future growth in demand for LPG carriers and the charter rate levels for LPG carriers will depend primarily upon the supply and demand for LPG, particularly in the economies of China, India, Japan, Southeast Asia, the Middle East and the United States and upon seasonal and regional changes in demand and changes to the capacity of the world fleet. The capacity of the world LPG shipping fleet appears likely to increase in the near term. Economic growth may be limited in the near term, and possibly for an extended period, as a result of the current global economic conditions, which could have an adverse effect on our business and results of operations.

The factors affecting the supply of and demand for LPG carriers are outside of our control, and the nature, timing and degree of changes in industry conditions are unpredictable.

The factors that influence demand for our vessels include:

•	global or regional economic or political conditions, particularly in LPG consuming regions;

•	changes in global or general industrial activity specifically in the plastics and chemical industries;

•	changes in the cost of oil and natural gas from which LPG is derived;

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

•	changes in seaborne and other transportation patterns;

•	development and exploitation of alternative fuels and non-conventional hydrocarbon production;

•	governmental regulations, including environmental or restrictions on offshore transportation of natural gas;

•	local and international political, economic and weather conditions;

•	domestic and foreign tax policies; and

•	accidents, severe weather, natural disasters and other similar incidents relating to the natural gas industry.

The factors that influence the supply of vessel capacity include:

•	the number of newbuilding deliveries (including the equivalent of 13% of the capacity of the existing LPG capable carrier fleet expected to be delivered by the end of calendar 2020);

•	the scrapping rate of older vessels;

•	LPG vessel prices, including financing costs and the price of steel, other raw materials and vessel equipment;

•	the availability of shipyards to build LPG vessels when demand is high;

•	changes in environmental and other regulations that may limit the useful lives of vessels;

•	technological advances in LPG vessel design and capacity; and

•	the number of vessels that are out of service.

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

Substantially all of our earnings are related to the LPG industry.  A shift in the consumer demand from LPG towards other energy resources such as oil, wind energy, solar energy, or water energy will affect the demand for our LPG carriers.  This could have a material adverse effect on our future performance, results of operations, cash flows and financial position.

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

The market values of our vessels may fluctuate significantly. When the market values of our vessels are low, we may incur a loss on sale of a vessel or record an impairment charge, which may adversely affect our earnings and possibly lead to defaults under our loan agreements or under future loan agreements we may enter into.

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

The global economy and the volume of world trade have remained relatively weak since the severe decline in the latter part of 2008 and in 2009. Recovery of the global economy is proceeding at varying speeds across regions but remains subject to downside risks, including substantial sovereign debt burdens in countries throughout the world, the United Kingdom’s pending exit from the EU, continuing turmoil and hostilities in the Middle East, Afghanistan and other geographic areas and the refugee crisis in Europe and the Middle East. There has historically been a strong link between the development of the world economy and demand for LPG shipping. Accordingly, an extended negative outlook for the world economy could reduce the overall demand for our services.  More specifically, some LPG products we carry are used in cyclical businesses, such as the manufacturing of plastics and in the chemical industry, that were adversely affected by the economic downturn and, accordingly, continued weakness and any further reduction in demand in those industries could adversely affect the LPG shipping industry. In particular, an adverse change in economic conditions affecting China, India, Japan or Southeast Asia generally could have a negative effect on the demand for LPG products, thereby adversely affecting our business, financial position and results of operations, as well as our future prospects.

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

These regulations include, but are not limited to OPA90 that establishes an extensive regulatory and liability regime for the protection and cleanup of the environment from oil spills and applies to any discharges of oil from a vessel, including discharges of fuel oil and lubricants, the CAA, the CWA, and requirements of the USCG and the EPA, and the MTSA, and regulations of the IMO, including MARPOL, CLC, the Bunker Convention, the IMO International Convention of Load Lines of 1966, as from time to time amended, and SOLAS. To comply with these and other regulations we may be required to incur additional costs to modify our vessels, meet new operating maintenance and inspection requirements, develop contingency plans for potential spills, and obtain insurance coverage. We are also required by various governmental and quasi-governmental agencies to obtain permits, licenses, certificates and financial assurances with respect to our operations. These permits, licenses, certificates and financial assurances may be issued or renewed with terms that could materially and adversely affect our operations. Because these laws and regulations are often revised, we cannot predict the ultimate cost of complying with them or the impact they may have on the resale prices or useful lives of our vessels. However, a failure to comply with applicable laws and regulations may result in administrative and civil penalties, criminal sanctions or the suspension or termination of our operations. Additional laws and regulations may be adopted which could limit our ability to do business or increase the cost of our doing business and which could materially adversely affect our operations. For example, a future serious incident, such as the April 2010 Deepwater Horizon oil spill in the Gulf of Mexico may result in new regulatory initiatives.

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

Recent action by the IMO’s Maritime Safety Committee and United States agencies indicate that cybersecurity regulations for the maritime industry are likely to be further developed in the near future in an attempt to combat cybersecurity threats. This might cause companies to cultivate additional procedures for monitoring cybersecurity, which could require additional expenses and/or capital expenditures. However, the impact of such regulations is hard to predict at this time.

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

Due to concern over the risk of climate change, a number of countries and the IMO have adopted, or are considering the adoption of, regulatory frameworks to reduce greenhouse gas emissions. These regulatory measures may include, among others, adoption of cap and trade regimes, carbon taxes, increased efficiency standards, and incentives or mandates for renewable energy. In addition, although the emissions of greenhouse gases from international shipping currently are not subject to the Kyoto Protocol to the United Nations Framework Convention on Climate Change, which required adopting countries to implement national programs to reduce emissions of certain gases, a new treaty may be adopted in the future that includes restrictions on shipping emissions. The 2015 United Nations Climate Change Conference in Paris resulted in the Paris Agreement, which entered into force on November 4, 2016. The Paris Agreement does not directly limit greenhouse gas emissions from ships. Compliance with changes in laws, regulations and obligations relating to climate change could increase our costs related to operating and maintaining our vessels and require us to install new emission controls, acquire allowances or pay taxes related to our greenhouse gas emissions, or administer and manage a greenhouse gas emissions program. Revenue generation and strategic growth opportunities could also be adversely affected by compliance with such changes.

Our vessels may call on ports located in countries that are subject to sanctions and embargoes imposed by the United States or other governments, which could adversely affect our reputation and the market for our common shares.

Since January 1, 2010, none of our vessels has called on ports located in countries subject to sanctions and embargoes imposed by the United States government and countries identified by the United States government as state sponsors of terrorism, such as Iran, Sudan and Syria. The United States sanctions and embargo laws and regulations vary in their application, as they do not all apply to the same covered persons or proscribe the same activities, and such sanctions and embargo laws and regulations may be amended or strengthened over time. In 2010, the United States enacted the Comprehensive Iran Sanctions Accountability and Divestment Act, or CISADA, which expanded the scope of the Iran Sanctions Act of 1996. Among other things, CISADA expands the application of the prohibitions involving Iran to include ships or shipping services by non-United States companies, such as our company, and introduces limits on the ability of companies and persons to do business or trade with Iran when such activities relate to the investment, supply or export of refined petroleum or petroleum products. In addition, in October 2012, President Obama issued an executive order implementing the Iran Threat Reduction and Syria Human Rights Act of 2012, or the ITRA, which extends the application of all United States laws and regulations relating to Iran to non-United States companies controlled by United States companies or persons as if they were themselves United States companies or persons, expands categories of sanctionable activities, adds additional forms of potential sanctions and imposes certain related reporting obligations with respect to activities of the Commission registrants and their affiliates. The ITRA also includes a provision requiring the President of the United States to impose five or more sanctions from Section 6(a) of the Iran Sanctions Act, as amended, on a person the President determines is controlling beneficial owner of, or otherwise owns, operates or controls or insures a vessel that was used to transport crude oil from Iran to another country and (1) if the person is a controlling beneficial owner of the vessel, the person had actual knowledge the vessel was so used or (2) if the person otherwise owns, operates, controls, or insures the vessel, the person knew or should have known the vessel was so used. Such a person could be subject to a variety of sanctions, including exclusion from United States capital markets, exclusion from financial transactions subject to United States jurisdiction, and exclusion of that person's vessels from United States ports for up to two years. Finally, in January 2013, the United States enacted the Iran Freedom and Counter Proliferation Act of 2012 (the "IFCPA") which expanded the scope of United States sanctions on any person that is part of Iran's energy, shipping or shipbuilding sector and operators of ports in Iran, and imposes penalties on any person who facilitates or otherwise knowingly provides significant financial, material or other support to these entities.

On November 24, 2013, the P5+1 (the United States, United Kingdom, Germany, France, Russia and China) entered into an interim agreement with Iran entitled the “Joint Plan of Action,” or JPOA. Under the JPOA it was agreed that, in exchange for Iran taking certain voluntary measures to ensure that its nuclear program is used only for peaceful purposes, the United States and EU would voluntarily suspend certain sanctions for a period of six months.

On January 20, 2014, the United States and EU indicated that they would begin implementing the temporary relief measures provided for under the JPOA. These measures include, among other things, the suspension of certain sanctions on the Iranian petrochemicals, precious metals, and automotive industries from January 20, 2014 until July 20, 2014.  The United States subsequently extended the JPOA twice.

On July 14, 2015, the P5+1 and the EU announced that they reached a landmark agreement with Iran titled the Joint Comprehensive Plan of Action Regarding the Islamic Republic of Iran’s Nuclear Program, or the JCPOA, which is intended to significantly restrict Iran’s ability to develop and produce nuclear weapons for 10 years while simultaneously easing sanctions directed toward non-United States persons for conduct involving Iran, but taking place outside of United States jurisdiction and does not involve United States persons. On January 16, 2016, the United States joined the EU and the UN in lifting a significant number of their nuclear-related sanctions on Iran following an announcement by the International Atomic Energy Agency, or the IAEA, that Iran had satisfied its respective obligations under the JCPOA.

United States sanctions prohibiting certain conduct that is now permitted under the JCPOA have not actually been repealed or permanently terminated at this time.  Rather, the United States government has implemented changes to the sanctions regime by: (1) issuing waivers of certain statutory sanctions provisions; (2) committing to refrain from exercising certain discretionary sanctions authorities; (3) removing certain individuals and entities from the Office of Foreign Assets Control’s sanctions lists; and (4) revoking certain Executive Orders and specified sections of Executive Orders. These sanctions will not be permanently "lifted" until the earlier of “Transition Day,” set to occur on October 20, 2023, or upon a report from the IAEA stating that all nuclear material in Iran is being used for peaceful activities.

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

The hull and machinery of every commercial vessel must be classed by a classification society authorized by its country of registry. The classification society certifies that a vessel is safe and seaworthy in accordance with the applicable rules and regulations of the country of registry of the vessel and SOLAS. Our VLGCs are currently classed with either Lloyd's Register, ABS or Det Norske Veritas.

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

The operation of ocean-going vessels is inherently risky, and an incident resulting in significant loss or environmental consequences involving any of our vessels could harm our reputation and business.

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

Acts of piracy have historically affected ocean-going vessels trading in regions of the world such as the South China Sea, the Strait of Malacca, the Indian Ocean, the Arabian Sea, the Red Sea, off the coast of West Africa and in the Gulf of Aden off the coast of Somalia. Sea piracy incidents continue to occur. If these piracy attacks occur in regions in which our vessels are deployed and are characterized by insurers as "war risk" zones or Joint War Committee "war and strikes" listed areas, premiums payable for such coverage, for which we are responsible with respect to vessels employed on spot charters, but not vessels employed on bareboat or time charters, could increase significantly and such insurance coverage may be more difficult to obtain. In addition, costs to employ onboard security guards could increase in such circumstances. Some sources report there was a drop in the number of piracy incidents in 2016. We may not be adequately insured to cover losses from these incidents, which could have a material adverse effect on us. In addition, detention hijacking as a result of an act of piracy against our vessels, or an increase in cost, or unavailability of insurance for our vessels, could have a material adverse impact on our business, financial condition and results of operations.

Our operations outside the United States expose us to global risks, such as political conflict and terrorism, which may interfere with the operation of our vessels and could have a material adverse impact on our operating results, revenues and costs.

We are an international company and primarily conduct our operations outside the United States. Changing economic, political and governmental conditions in the countries where we are engaged in business or where our vessels are registered affect us. In the past, political conflicts resulted in attacks on vessels, mining of waterways and other efforts to disrupt shipping. As a result of the military response of the United States and other nations to threats of terrorism as well as the ongoing conflicts in Iraq, Syria, and Afghanistan, the likelihood of future acts of terrorism may increase, and our vessels may face higher risks of being attacked. In addition, future hostilities or other political instability in regions where our vessels trade could affect our trade patterns and adversely affect our operations and performance. Hostilities in or closure of major waterways in the Middle East, Ukraine or Black Sea region could adversely affect the availability of and demand for crude oil and petroleum products, as well as LPG, and negatively affect our investment and our customers' investment decisions over an extended period of time. In addition, sanctions against oil exporting countries such as Iran, Russia, Sudan and Syria may also impact the availability of crude oil, petroleum products and LPG and which would increase the availability of applicable vessels thereby impacting negatively charter rates.

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

We employ masters, officers and crews to man our vessels. If not resolved in a timely and cost-effective manner, industrial action or other labor unrest or any other interruption arising from incidents of whistleblowing whether proven or not, could prevent or hinder our operations from being carried out as we expect and could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Information technology failures and data security breaches, including as a result of cybersecurity attacks, could negatively impact our results of operations and financial condition, subject us to increased operating costs, and expose us to litigation.

We rely on our computer systems and network infrastructure across our operations. Despite our implementation of security and back-up measures, all of our technology systems are vulnerable to damage, disability or failures due to physical theft, fire, power loss, telecommunications failure, operational error, or other catastrophic events. Our technology systems are also subject to cybersecurity attacks including malware, other malicious software, phishing email attacks, attempts to gain unauthorized access to our data, the unauthorized release, corruption or loss of our data, loss or damage to our data delivery systems, and other electronic security breaches. In addition, as we continue to grow the volume of transactions in our businesses, our existing IT systems infrastructure, applications and related functionality may be unable to effectively support a larger scale operation, which can cause the information being processed to be unreliable and impact our decision-making or damage our reputation with customers.

Furthermore, despite our efforts to ensure the integrity of our systems and prevent future cybersecurity attacks, it is possible that our business, financial and other systems could be compromised, especially because such attacks can originate from a wide variety of sources including persons involved in organized crime or associated with external service providers. Those parties may also attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information in order to gain access to our data or use electronic means to induce the company to enter into fraudulent transactions. Past and future occurrences of such attacks could damage our reputation and our ability to conduct our business, impact our credit and risk exposure decisions, cause us to lose customers or revenues, subject us to litigation and require us to incur significant expense to address and remediate or otherwise resolve these issues, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Risks Relating to Our Common Shares

The price of our common shares may be highly volatile.

The market price of our common shares has and may continue to fluctuate significantly in response to many factors, such as actual or anticipated fluctuations in our operating results and those of other public companies in the LPG shipping or related industries, market conditions in the LPG shipping industry, changes in financial estimates by securities analysts, significant sales of our shares by us or our shareholders, economic and regulatory trends, general market conditions, rumors and other factors, many of which are beyond our control. In addition, since approximately 75% of our outstanding shares are held by our Principal Shareholders, any movement in our stock price may be exaggerated due to less liquidity. An adverse development in the market price for our common shares could also negatively affect our ability to issue new equity to fund our activities.

Our board of directors may not declare dividends.

We have not paid any dividends since our inception in July 2013. In general, under the terms of our credit facilities, we are not permitted to pay dividends if there is a default or a breach of a loan covenant. Further, under the Amendment to the 2015 Debt Facility, we are temporarily restricted from paying dividends and repurchasing shares of our common stock until the earlier of (i) when we complete a common stock offering with net proceeds of at least $50.0 million and (ii) May 31, 2019.

In the future, we will evaluate the potential level and timing of dividends as soon as profits and cash flows allow. However, the timing and amount of any dividend payments will always be subject to the discretion of our board of directors and will depend on, among other things, earnings, capital expenditure commitments, market prospects, current capital expenditure programs, investment opportunities, the provisions of Marshall Islands law affecting the payment of distributions to shareholders, and the terms and restrictions of our credit facilities. The LPG shipping industry is highly volatile, and we cannot predict with certainty the amount of cash, if any, that will be available for distribution as dividends in any period. Also, there may be a high degree of variability from period to period in the amount of cash that is available for the payment of dividends.

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

The Republic of Marshall Islands laws also generally prohibit the payment of dividends other than from surplus (retained earnings and the excess of consideration received for the sale of shares above the par value of the shares) or while a company is insolvent or would be rendered insolvent by the payment of such a dividend. We may not have sufficient surplus in the future to pay dividends and our subsidiaries may not have sufficient funds or surplus to make distributions to us. We can give no assurance that dividends will be paid at all.

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

As of the date of this report and based on information contained in documents publicly filed by our Principal Shareholders, our Principal Shareholders own an aggregate of 41.4 million common shares, or approximately 75% of our outstanding common shares. Sales or the possibility of sales of substantial amounts of our common shares by any of our Principal Shareholders could adversely affect the market price of our common shares.

We are incorporated in the Republic of the Marshall Islands, which does not have a well-developed body of corporate law.

We are incorporated in the Republic of the Marshall Islands, which does not have a well-developed body of corporate or case law. As a result, shareholders may have fewer rights and protections under Marshall Islands law than under a typical jurisdiction in the United States.  Our corporate affairs are governed by our articles of incorporation and bylaws and by the Marshall Islands Business Corporations Act, or BCA. The provisions of the BCA resemble provisions of the corporation laws of a number of states in the United States. However, there have been few judicial cases in the Republic of the Marshall Islands interpreting the BCA. The rights and fiduciary responsibilities of directors under the law of the Republic of the Marshall Islands are not as clearly established as the rights and fiduciary responsibilities of directors under statutes or judicial precedent in existence in certain United States jurisdictions. Shareholder rights may differ as well. While the BCA does specifically incorporate the non-statutory law, or judicial case law, of the State of Delaware and other states with substantially similar legislative provisions, we cannot predict whether Marshall Islands courts would reach the same conclusions as United States courts. Therefore, our public shareholders may have more difficulty in protecting their interests in the face of actions by the management, directors or controlling shareholders than would shareholders of a corporation incorporated in a United States jurisdiction.

It may be difficult to enforce a United States judgment against us, our officers and our directors because we are a foreign corporation.

We are incorporated in the Republic of the Marshall Islands and most of our subsidiaries are organized in the Republic of the Marshall Islands. Substantially all of our assets and those of our subsidiaries are located outside the United States. As a result, our shareholders should not assume that courts in the countries in which we or our subsidiaries are incorporated or where our assets or the assets of our subsidiaries are located (1) would enforce judgments of United States courts obtained in actions against us or our subsidiaries based upon the civil liability provisions of applicable United States federal and state securities laws or (2) would enforce, in original actions, liabilities against us or our subsidiaries based upon these laws.

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

Several provisions of our articles of incorporation and our bylaws could make it difficult for our shareholders to change the composition of our board of directors in any one year, preventing them from changing the composition of management. In addition, the same provisions may discourage, delay or prevent a merger or acquisition that shareholders may consider favorable. These provisions include:

•	authorizing our board of directors to issue "blank check" preferred shares without shareholder approval;

•	providing for a classified board of directors with staggered, three‑year terms;

•	authorizing the removal of directors only for cause;

•	limiting the persons who may call special meetings of shareholders;

•	establishing advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted on by shareholders at shareholder meetings; and

•	restricting business combinations with interested shareholders.

In addition, we have entered into a shareholders’ rights agreement that will make it more difficult for a third party to acquire significant stake in us without the support of our board of directors. See “—We have a shareholders’ rights agreement that could delay or prevent a change in control” below. These anti-takeover provisions could substantially impede the ability of our shareholders to benefit from a change in control and, as a result, may reduce the market price of our common shares and shareholders' ability to realize any potential change of control premium.

We have a shareholders’ rights agreement that could delay or prevent a change in control.

On December 16, 2016, our Board of Directors adopted a shareholder rights agreement, or the Rights Agreement. The Rights Agreement may cause substantial dilution to a person or group that attempts to acquire control of our Company on terms that our Board of Directors does not believe are in our shareholders’ best interest. The Rights Agreement is intended to protect our shareholders in the event of an unfair or coercive offer to acquire control of the Company and to provide our Board of Directors with adequate time to evaluate unsolicited offers. The Rights Agreement may prevent or make takeovers or unsolicited corporate transactions with respect to our Company more difficult, even if shareholders consider such transactions favorable, possibly including transactions in which shareholders might otherwise receive a premium for their shares. For more information, please see the Rights Agreement dated December 16, 2016 filed as an exhibit to our current report on Form 8-K filed with the Commission on December 16, 2016.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

LPG carriers are our principal physical properties and are more fully described in "Our Fleet" in "Item 1. Business." We do not own any real estate. We lease office space at 27 Signal Road, Stamford, Connecticut, 06902, USA; River House, 143-145 Farringdon Road, London, EC1R 3AB, UK; and 24 Poseidonos Avenue, 17674, Kallithea, Greece.

ITEM 3.  LEGAL PROCEEDINGS.

We have not been involved in any legal proceedings that we believe may have a material effect on our business, financial position, results of operations or liquidity, and we are not aware of any proceedings that are pending or threatened that may have a material effect on our business, financial position, results of operations or liquidity. From time to time we are and expect to be subject to legal proceedings and claims in the ordinary course of our business, such as personal injury and property casualty claims. These claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common shares have traded on the New York Stock Exchange, or NYSE, since May 9, 2014, under the symbol "LPG." As of June 9, 2017, we had 67 registered holders of our common shares, including Cede & Co., the nominee for the Depository Trust Company. This number excludes shareholders whose stock is held in nominee or street name by brokers.

The following tables set forth the high and low prices for our common shares as reported on the NYSE for the calendar periods listed below.

	NYSE
	High	Low
For the Quarter Ended	(US$)	(US$)
June 30, 2015	16.80	12.85
September 30, 2015	17.59	9.95
December 31, 2015	13.80	10.43
March 31, 2016	12.35	8.67
June 30, 2016	10.83	6.90
September 30, 2016	7.74	5.07
December 31, 2016	9.85	5.63
March 31, 2017	12.50	8.35

Stock Repurchase Program

See Note 11 to our consolidated financial statements included herein for a discussion of our stock repurchase program that expired on December 31, 2016.

Equity Compensation Plans

Information about the securities authorized for issuance under our equity compensation plan is incorporated by reference from our Proxy Statement for the 2017 Annual Meeting of Shareholders, which will be filed with the Commission within 120 days of March 31, 2017.

Dividends

We have not paid any dividends since our inception in July 2013. In general, under the terms of our credit facilities, we are not permitted to pay dividends if there is a default or a breach of a loan covenant. Further, under the Amendment to the 2015 Debt Facility, we are temporarily restricted from paying dividends and repurchasing shares of our common stock until the earlier of (i) when we complete a common stock offering with net proceeds of at least $50.0 million and (ii) May 31, 2019.

In the future, we will evaluate the potential level and timing of dividends as soon as profits and capital expenditure requirements allow. In addition, since we are a holding company with no material assets other than the shares of our subsidiaries through which we conduct our operations, our ability to pay dividends will depend on our subsidiaries' distributing to us their earnings and cash flows. The timing and amount of any dividend payments will always be subject to the discretion of our board of directors and will depend on, among other things, earnings, potential future capital expenditure commitments, market prospects, current capital expenditure programs, investment opportunities, the provisions of Marshall Islands law affecting the payment of distributions to shareholders, and the terms and restrictions of our existing and future credit facilities. Marshall Islands law generally prohibits the payment of dividends other than from operating surplus or while a company is insolvent or would be rendered insolvent upon the payment of such dividend.

Taxation

Please see “Item 1. Business—Taxation” for a discussion of certain tax considerations related to holders of our common shares.

Stock Performance Graph

The performance graph below shows the cumulative total return to shareholders of our common stock relative to the cumulative total returns of the Russell 2000 Index and the Dorian Peer Group Index (defined below). The graph tracks the performance of a $100 investment in our common stock and in each of the indices (with the reinvestment of dividends) from May 7, 2014 (the date our common stock was listed on the New York Stock Exchange) to March 31, 2017. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

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

	5/7/14	9/30/14	3/31/15	9/30/15	3/31/16	9/30/16	3/31/17
Dorian LPG Ltd. ("LPG")	100.00	93.79	68.58	54.26	49.47	31.58	55.42
Russell 2000 Index ("RTY Index")	100.00	99.95	114.41	101.20	103.24	116.84	130.27
Peer Index	100.00	106.57	73.33	59.45	62.47	28.34	53.12
NOK to USD exchange conversion rate	5.9098	6.4261	8.0608	8.5155	8.2685	7.9846	8.5985

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

ITEM 6.  SELECTED FINANCIAL DATA.

The following table presents selected historical financial and other data of Dorian LPG Ltd. and its subsidiaries and the Predecessor Businesses of Dorian LPG Ltd. for the periods indicated. The selected historical financial data of Dorian LPG Ltd. as of March 31, 2017 and 2016, and for the years ended March 31, 2017, 2016, and 2015 has been derived from our audited consolidated financial statements and notes thereto, all included in “Item 8. Financial Statements and Supplementary Data” of this annual report. The selected historical financial data of Dorian LPG Ltd. and its subsidiaries as of March 31, 2015 and 2014, and for the period July 1, 2013 (inception) to March 31, 2014, and the selected historical financial data of the Predecessor as of March 31, 2013 and for the period April 1, 2013 to July 28, 2013 and for the year ended March 31, 2013, have been derived from our audited consolidated financial statements and notes thereto and the Predecessor Businesses' audited combined financial statements not appearing in this Form 10-K. The following table should be read together with and are qualified in its entirety by reference to such financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP, and with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Dorian LPG Ltd.				Predecessor Businesses of Dorian LPG Ltd.
				Period July 1, 2013	Period April 1,
	Year ended	Year ended	Year ended	(inception) to	2013 to	Year ended
(in U.S. dollars, except fleet data)	March 31, 2017	March 31, 2016	March 31, 2015	March 31, 2014	July 28, 2013	March 31, 2013
Statement of Operations Data
Revenues	$167,447,171	$289,207,829	$104,129,149	$29,633,700	$15,383,116	$38,661,846
Expenses
Voyage expenses	2,965,978	12,064,682	22,081,856	6,670,971	3,623,872	8,751,257
Voyage expenses—related party	—	—	—	—	198,360	505,926
Vessel operating expenses	66,108,062	47,119,990	21,256,165	8,394,959	4,638,725	12,038,926
Management fees—related party	—	—	1,125,000	3,122,356	601,202	1,824,000
Impairment	—	—	1,431,818	—	—	—
Depreciation and amortization	65,057,487	42,591,942	14,093,744	6,620,372	3,955,309	12,024,829
General and administrative expenses	21,732,864	29,836,029	14,145,086	433,674	28,204	157,039
Loss on disposal of assets	—	1,125,395	—	—	—	—
Total expenses	155,864,391	132,738,038	74,133,669	25,242,332	13,045,672	35,301,977
Other income—related parties	2,410,542	1,945,396	93,929	—	—	—
Operating income/(loss)	13,993,322	158,415,187	30,089,409	4,391,368	2,337,444	3,359,869
Other income/(expenses)
Interest and finance costs	(28,971,942)	(12,757,013)	(289,090)	(1,579,206)	(762,815)	(2,568,985)
Interest income	137,556	148,360	418,597	428,201	98	598
Unrealized gain/(loss) on derivatives	27,491,333	(8,917,503)	1,331,954	2,623,456	4,684,007	(13,680)
Realized loss on derivatives	(13,797,478)	(6,858,126)	(5,291,157)	(3,727,457)	(1,853,802)	(5,574,799)
Foreign currency gain/(loss), net	(294,606)	(342,523)	(998,931)	697,481	(5)	(53,700)
Total other income/(expenses), net	(15,435,137)	(28,726,805)	(4,828,627)	(1,557,525)	2,067,483	(8,210,566)
Net income/(loss)	$(1,441,815)	$129,688,382	$25,260,782	$2,833,843	$4,404,927	$(4,850,697)
Earnings/(loss) per common share—basic	$(0.03)	$2.29	$0.45	$0.09	$—	$—
Earnings/(loss) per common share—diluted	$(0.03)	$2.29	$0.45	$0.09	$—	$—
Other Financial Data
Adjusted EBITDA(1)	$83,279,670	$204,865,215	$47,346,202	$12,137,422	$6,292,846	$15,331,596
Fleet Data
Calendar days(2)	8,030	5,491	1,986	984	476	1,460
Available days(3)	7,976	5,406	1,925	964	476	1,447
Operating days(4)(7)	7,464	5,031	1,652	941	449	1,359
Fleet utilization(5)(7)	93.6%	93.1%	85.8%	97.7%	94.3%	93.9%
Average Daily Results
Time charter equivalent rate(6)(7)	$22,037	$55,087	$49,665	$24,402	$25,748	$21,637
Daily vessel operating expenses(8)	$8,233	$8,581	$10,703	$8,531	$9,745	$8,246

	Dorian LPG Ltd.				Predecessor Businesses of Dorian LPG Ltd.
	As of	As of	As of	As of	As of
(in U.S. dollars)	March 31, 2017	March 31, 2016	March 31, 2015	March 31, 2014	March 31, 2013
Balance Sheet Data
Cash and cash equivalents	$17,018,552	$46,411,962	$204,821,183	$279,131,795	$1,041,644
Restricted cash, non – current	50,874,146	50,812,789	33,210,000	4,500,000	—
Total assets	1,746,234,880	1,842,178,176	1,099,101,270	840,245,766	194,447,604
Current portion of long-term debt	65,978,785	66,265,643	15,677,553	9,612,000	12,112,000
Long-term debt—net of current portion and deferred financing fees	683,985,463	746,354,613	171,369,658	118,396,460	128,456,145
Total liabilities	770,233,162	856,578,939	225,887,011	148,046,334	181,689,814
Total shareholders’ equity	$976,001,718	$985,599,237	$873,214,259	$692,199,432	$12,757,790	(9)

(1)

Adjusted EBITDA is an unaudited non-GAAP financial measure and represents net income/(loss) before interest and finance costs, unrealized (gain)/loss on derivatives, realized loss on derivatives, stock-based compensation expense, impairment, and depreciation and amortization and is used as a supplemental financial measure by management to assess our financial and operating performance. We believe that adjusted EBITDA assists our management and investors by increasing the comparability of our performance from period to period. This increased comparability is achieved by excluding the potentially disparate effects between periods of derivatives, interest and finance costs, stock-based compensation expense, impairment, loss on disposal of assets and depreciation and amortization expense, which items are affected by various and possibly changing financing methods, capital structure and historical cost basis and which items may significantly affect net income/(loss) between periods. We believe that including adjusted EBITDA as a financial and operating measure benefits investors in selecting between investing in us and other investment alternatives.

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

The following table sets forth a reconciliation of net income/(loss) to Adjusted EBITDA (unaudited) for the periods presented:

	Dorian LPG Ltd.				Predecessor Businesses of Dorian LPG Ltd.
				Period July 1, 2013	Period April 1,
	Year ended	Year ended	Year ended	(inception) to	2013 to	Year ended
	March 31, 2017	March 31, 2016	March 31, 2015	March 31, 2014	July 28, 2013	March 31, 2013
(in U.S. dollars)
Net income/(loss)	$(1,441,815)	$129,688,382	$25,260,782	$2,833,843	$4,404,927	$(4,850,697)
Interest and finance costs	28,971,942	12,757,013	289,090	1,579,206	762,815	2,568,985
Unrealized (gain)/loss on derivatives	(27,491,333)	8,917,503	(1,331,954)	(2,623,456)	(4,684,007)	13,680
Realized loss on derivatives	13,797,478	6,858,126	5,291,157	3,727,457	1,853,802	5,574,799
Stock-based compensation expense	4,385,911	4,052,249	2,311,565	—	—	—
Impairment	—	—	1,431,818	—	—	—
Depreciation and amortization	65,057,487	42,591,942	14,093,744	6,620,372	3,955,309	12,024,829
Adjusted EBITDA	$83,279,670	$204,865,215	$47,346,202	$12,137,422	$6,292,846	$15,331,596

(2)

We define calendar days as the total number of days in a period during which each vessel in our fleet was owned. Calendar days are an indicator of the size of the fleet over a period and affect both the amount of revenues and the amount of expenses that are recorded during that period.

(3)

We define available days as calendar days less aggregate off hire days associated with scheduled maintenance, which include major repairs, drydockings, vessel upgrades or special or intermediate surveys. We use available days to measure the aggregate number of days in a period that our vessels should be capable of generating revenues.

(4)

We define operating days as available days less the aggregate number of days that our vessels are off‑hire for any reason other than scheduled maintenance. We use operating days to measure the number of days in a period that our operating vessels are on hire (refer to 7 below).

(5)

We calculate fleet utilization by dividing the number of operating days during a period by the number of available days during that period. An increase in non-scheduled off hire days would reduce our operating days, and, therefore, our fleet utilization. We use fleet utilization to measure our ability to efficiently find suitable employment for our vessels.

(6)

Time charter equivalent rate, or TCE rate, is an unaudited non-GAAP measure of the average daily revenue performance of a vessel. TCE rate is a shipping industry performance measure used primarily to compare period‑to‑period changes in a shipping company’s performance despite changes in the mix of charter types (such as time charters or voyage charters) under which the vessels may be employed between the periods. Our method of calculating TCE rate is to divide revenue net of voyage expenses by operating days for the relevant time period, which may not be calculated the same by other companies.

The following table sets forth a reconciliation of revenues to TCE rate (unaudited) for the periods presented:

	Dorian LPG Ltd.				Predecessor Businesses of Dorian LPG Ltd.
				Period July 1, 2013	Period April 1,
	Year ended	Year ended	Year ended	(inception) to	2013 to	Year ended
(in U.S. dollars, except operating days)	March 31, 2017	March 31, 2016	March 31, 2015	March 31, 2014	July 28, 2013	March 31, 2013
Numerator:
Revenues	$167,447,171	$289,207,829	$104,129,149	$29,633,700	$15,383,116	$38,661,846
Voyage expenses	(2,965,978)	(12,064,682)	(22,081,856)	(6,670,971)	(3,623,872)	(8,751,257)
Voyage expenses—related party	—	—	—	—	(198,360)	(505,926)
Time charter equivalent	$164,481,193	$277,143,147	$82,047,293	$22,962,729	$11,560,884	$29,404,663
Denominator:
Operating days	7,464	5,031	1,652	941	449	1,359
TCE rate:
Time charter equivalent rate	$22,037	$55,087	$49,665	$24,402	$25,748	$21,637

(7)

We determine operating days for each vessel based on the underlying vessel employment, including our vessels in the Helios Pool, or Our Methodology. If we were to calculate operating days for each vessel within the Helios Pool as a variable rate time charter, or Alternate Methodology, our operating days and fleet utilization would be increased with a corresponding reduction to our TCE rate. Operating data using both methodologies since the inception of the Helios Pool is as follows:

	Year ended
	March 31, 2017	March 31, 2016
Our Methodology:
Operating Days	7,464	5,031
Fleet Utilization	93.6%	93.1%
Time charter equivalent	$22,037	$55,087

Alternate Methodology:
Operating Days	7,975	5,291
Fleet Utilization	100.0%	97.9%
Time charter equivalent	$20,625	$52,380

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included herein. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following information. The financial statements have been prepared in accordance with U.S. GAAP and are presented in U.S. Dollars unless otherwise indicated. The following discussion contains forward‑looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under "Item 1A—Risk Factors," "Forward‑Looking Statements" and elsewhere in this report, our actual results may differ materially from those anticipated in these forward‑looking statements.

Overview

We are a Marshall Islands corporation, headquartered in the United States, focused on owning and operating VLGCs. We currently own and operate twenty-two VLGCs, including nineteen new fuel-efficient 84,000 cbm ECO VLGCs and three 82,000 cbm VLGCs.

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

On April 1, 2015, Dorian and Phoenix began operations of the Helios Pool, which entered into pool participation agreements for the purpose of establishing and operating, as charterer, under a variable rate time charter to be entered into with owners or disponent owners of VLGCs, a commercial pool of VLGCs whereby revenues and expenses are shared. The vessels entered into the Helios Pool may operate either in the spot market, pursuant to COAs or on time charters of two years' duration or less.  As of June 9, 2017, eighteen of our twenty-two VLGCs were deployed in the Helios Pool.

Our customers, either directly or through the Helios Pool, include or have included global energy companies such as Exxon Mobil Corp., China International United Petroleum & Chemicals Co., Ltd., Royal Dutch Shell plc, Statoil ASA, and Oriental Energy Company Ltd., commodity traders such as Itochu Corporation and the Vitol Group and importers such as E1 Corp., SK Gas Co. Ltd. and Indian Oil Corporation.  For the year ended March 31, 2017, the Helios Pool and two other individual charterers accounted for 69%, 13%, and 10% of our total revenues, respectively. Within the Helios Pool, two charterers represented 26% and 13% of net pool revenues—related party for the year ended March 31, 2017. For the year ended March 31, 2016, the Helios Pool and one other individual charterer represented 70% and 12% of total revenues, respectively. Within the Helios Pool, two charterers represented 19% and 14% of net pool revenues—related party for the year ended March 31, 2016. For the year ended March 31, 2015, five charterers represented 27%, 19%, 14%, 12%, and 11% of total revenues, respectively. See “Item 1A. Risk Factors—We operate exclusively in the LPG shipping industry. Due to our lack of diversification and the lack of diversification of the Helios Pool, adverse developments in the LPG shipping industry may adversely affect our business, financial condition and operating results” and “Item 1A. Risk Factors—We expect to be dependent on a limited number of customers for a material part of our revenues, and failure of such customers to meet their obligations could cause us to suffer losses or negatively impact our results of operations and cash flows.”

We intend to pursue a balanced chartering strategy by employing our vessels on a mix of multi-year time charters, some of which may include a profit-sharing component, shorter-term time charters, spot market voyages and COAs. Six of our vessels, including through the Helios Pool, are currently on fixed time charters. See “Item 1. Business—Our Fleet” above for more information.

On August 5, 2015, we publicly announced that our Board of Directors had authorized the repurchase of up to $100.0 million of our common stock, which expired on December 31, 2016. As of March 31, 2017, we had repurchased a total of 3,342,035 shares of our common stock for approximately $33.7 million under this program through its expiration.

Recent Developments

On May 31, 2017, we entered into the Amendment, which includes the relaxation of certain covenants under the 2015 Debt Facility; the release of $26.8 million of restricted cash as of the date of the Amendment to be applied towards the next two debt principal payments, interest and certain fees; and certain other modifications. For further details, refer to Note 24 to our consolidated financial statements included herein.

On June 8, 2017, we entered into the 2017 Bridge Loan with DNB Capital LLC. The proceeds of the 2017 Bridge Loan were used to repay in full the RBS Loan Facility at 96% of the then outstanding principal amount. The remaining proceeds were used to pay legal and advisory fees related to the 2017 Bridge Loan and to provide cash for use in operations. As part of this transaction, $6.0 million of cash previously restricted under the RBS Loan Facility was released as unrestricted cash for use in operations. For further details, refer to Note 24 to our consolidated financial statements included herein.

Vessel Deployment—Spot Voyages, Time Charters, COAs, and Pooling Arrangements

We seek to employ our vessels in a manner that maximizes fleet utilization and earnings upside through our chartering strategy in line with our goal of maximizing shareholder value and returning capital to shareholders when appropriate, taking into account fluctuations in freight rates in the market and our own views on the direction of those rates in the future. As of June 9, 2017, eighteen of our twenty-two VLGCs were employed in the Helios Pool, which includes time charters with a term of less than two years.

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

On April 1, 2015, Dorian and Phoenix began operation of the Helios Pool, which is a pool of VLGC vessels. We believe that the operation of certain of our VLGCs in this pool allows us to achieve better market coverage and utilization. Vessels entered into the Helios Pool are commercially managed jointly by Dorian LPG (UK) Ltd., our wholly-owned subsidiary, and Phoenix. The members of the Helios Pool share in the net pool revenues generated by the entire group of vessels in the pool, weighted according to certain technical vessel characteristics, and net pool revenues (see Note 2 to our consolidated financial statements included herein) are distributed as variable rate time charter hire to each participant. The vessels entered into the Helios Pool may operate either in the spot market, COAs, or on time charters of two years' duration or less. In March 2016, the Helios Pool reached an agreement with Oriental Energy, one of the largest propane dehydrogenation plant operators and importers in China to operate up to eight VLGCs on its behalf. As of June 9, 2017, the Helios Pool operated twenty-seven VLGCs, including eighteen of our vessels, four Phoenix vessels, and five Oriental Energy vessels. In addition, the Helios Pool has entered into a COA with Oriental Energy covering its shipments from the United States Gulf, which gives us exposure to the growing Chinese LPG market.

For further description of our business, please see “Item 1. Business” above.

Important Financial and Operational Terms and Concepts

We use a variety of financial and operational terms and concepts in the evaluation of our business and operations including the following:

Vessel Revenue. Our revenues are driven primarily by the number of vessels in our fleet, the number of days during which our vessels operate and the amount of daily rates that our vessels earn under our charters, which, in turn, are affected by a number of factors, including levels of demand and supply in the LPG shipping industry; the age, condition and specifications of our vessels; the duration of our charters; the timing of when the profit-sharing arrangements are earned; the amount of time that we spend positioning our vessels; the availability of our vessels, which is related to the amount of time that our vessels spend in drydock undergoing repairs and the amount of time required to perform necessary maintenance or upgrade work; and other factors affecting rates for LPG vessels.

We generate revenue by providing seaborne transportation services to customers pursuant to three types of contractual relationships:

Pooling Arrangements. As from April 1, 2015, we began operation of the Helios Pool. Net pool revenues—related party for each vessel is determined in accordance with the profit-sharing terms specified within the pool agreement for the Helios Pool. In particular, the pool manager aggregates the revenues and voyage expenses of all of the pool participants and Helios Pool general and administrative expenses and distributes the net earnings to participants based on:

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

For the years ended March 31, 2017 and 2016, approximately 69.1% and 70.2% of our revenue, respectively, was generated through the Helios Pool as net pool revenues—related party. There were no revenues generated through pooling arrangements for the year ended March 31, 2015.

Voyage Charters.  A voyage charter, or spot charter, is a contract for transportation of a specified cargo between two or more designated ports. This type of charter is priced on a current or "spot" market rate, typically on a price per ton of product carried. Under voyage charters, we are responsible for all of the voyage expenses in addition to providing the crewing and other vessel operating services. Revenues for voyage charters are more volatile as they are typically tied to prevailing market rates at the time of the voyage. Our gross revenue under voyage charters are generally higher than under comparable time charters so as to compensate us for bearing all voyage expenses. As a result, our revenue and voyage expenses may vary significantly depending on our mix of time charters and voyage charters. For the years ended March 31, 2017, 2016, and 2015, approximately 0.8%, 16.0% and 74.3%, respectively, of our revenue was generated pursuant to voyage charters.

Time Charters.  A time charter is a contract under which a vessel is chartered for a defined period of time at a fixed daily or monthly rate. Under time charters, we are responsible for providing crewing and other vessel operating services, the cost of which is intended to be covered by the fixed rate, while the customer is responsible for substantially all of the voyage expenses, including bunker fuel consumption, port expenses and canal tolls. LPG is typically transported under a time charter arrangement, with terms ranging up to seven years. In addition, we may also have profit-sharing arrangements with some of our customers that provide for additional payments above a floor monthly rate (usually up to an agreed ceiling) based on the actual, average daily rate quoted by the Baltic Exchange for Very Large Gas Carriers on the benchmark Ras Tanura‑Chiba route over an agreed time period converted to a Time Charter Equivalent monthly rate. For the years ended March 31, 2017, 2016, and 2015, approximately 29.5%, 13.4% and 25.1%, respectively, of our revenue was generated pursuant to time charters from our VLGCs not in the Helios Pool.

Other Revenues.  Other revenues represent income from charterers, including the Helios Pool, relating to reimbursement of expenses such as costs for security guards and war risk insurance for voyages operating in high risk areas. For the years ended March 31, 2017, 2016, and 2015, approximately 0.6%, 0.4% and 0.6%, respectively, of our revenue was generated pursuant to other revenues.

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

Time Charter Equivalent Rate.  TCE rate is a measure of the average daily revenue performance of a vessel. TCE rate is a shipping industry performance measure used primarily to compare period‑to‑period changes in a shipping company’s performance despite changes in the mix of charter types (such as time charters, voyage charters) under which the vessels may be employed between the periods. Our method of calculating TCE rate is to divide revenue net of voyage expenses by operating days for the relevant time period.

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

Vessel Operating Expenses.  Vessel operating expenses are expenses that are not unique to a specific voyage. Vessel operating expenses are paid by us under each of our charter types (as we do not employ our vessels on bareboat charters). Vessel operating expenses include crew wages and related costs, the costs for lubricants, insurance, expenses relating to repairs and maintenance, the cost of spares and consumable stores, tonnage taxes and other miscellaneous expenses. Our vessel operating expenses will increase with the expansion of our fleet and are subject to change because of higher crew costs, higher insurance premiums, unexpected repair expenses and general inflation. Furthermore, we expect maintenance costs will increase as our vessels age.

Daily Vessel Operating Expenses.  Daily vessel operating expenses are calculated by dividing vessel operating expenses by calendar days for the relevant time period.

Management Fees—Related Party.  Management fees to related parties ceased on June 30, 2014. They were paid pursuant to management agreements entered into by each vessel owning subsidiary with Dorian (Hellas) S.A., or DHSA. DHSA provided the financial, strategic, technical, crew and commercial management as well as insurance and accounting services to the vessel owning subsidiaries for a fee of $93,750 per vessel per month payable one month in advance effective from July 29, 2013 through June 30, 2014. Certain of these services were provided through Eagle Ocean Transport Inc., or Eagle Ocean, and Highbury Shipping Services Limited, or Highbury. Mr. John Hadjipateras, our Chairman, President and Chief Executive Officer, owns 100% of Eagle Ocean, and our Vice President of Chartering, Insurance and Legal, Nigel Grey‑Turner, owns 100% of Highbury.

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

In addition, pursuant to the Transition Agreements, each of DHSA, Eagle Ocean, and Highbury transferred a certain number of employees and selected assets to our wholly‑owned subsidiaries. Subsequent to the Transition Agreements, Eagle Ocean continues to incur travel-related costs for certain transitioned employees as well as office-related costs. We reimbursed Eagle Ocean $0.4 million, $0.8 million, and $0.7 million at cost for the years ended March 31, 2017, 2016, and 2015, respectively.

Depreciation and Amortization.  We depreciate our vessels on a straight‑line basis using an estimated useful life of 25 years from initial delivery from the shipyard and after considering estimated salvage values.

We amortize the cost of deferred drydocking expenditures on a straight‑line basis over the period through the date the next drydocking/special survey is scheduled to become due.

General and Administrative Expenses.  General and administrative expenses principally consist of the costs incurred in the corporate administration of the vessel and non‑vessel owning subsidiaries. Beginning July 1, 2014, we ceased to incur related-party management fees as a result of the completion of the Transaction Agreements described above under "Management Fees—Related Party." We have granted restricted stock awards to certain of our officers, directors, employees and non-employee consultants that vest over various periods (see Note 12 to our consolidated financial statements included herein). Granting of restricted stock results in an increase in expenses. Compensation expense for employees is measured at the grant date based on the estimated fair value of the awards and is recognized over the vesting period and for nonemployees is re-measured at the end of each reporting period based on the estimated fair value of the awards on that date and is recognized over the vesting period.

Critical Accounting Estimates

We prepare our consolidated financial statements in accordance with U.S. GAAP, which requires us to make estimates in the application of our accounting policies based on our best assumptions, judgments and opinions. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. Accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties. For a description of our material accounting policies, see Note 2 of our consolidated financial statements included herein.

Net pool revenues—related party.  Net pool revenues—related party for each vessel in the pool is determined in accordance with the profit-sharing terms specified within the pool agreement. In particular, the pool manager calculates the net pool revenues using gross revenues less voyage expenses of all the pool vessels and less the general and administrative expenses of the pool and distributes the net pool revenues as time charter hire to participants based on:

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

Vessel Depreciation.  The cost of our vessels less their estimated residual value is depreciated on a straight‑line basis over the vessels' estimated useful lives. We estimate the useful life of each of our vessels to be 25 years from the date the vessel was originally delivered from the shipyard. Based on the current market and the types of vessels we plan to purchase, we expect the residual values of our vessels will be based upon a value of approximately $400 per lightweight ton. An increase in the useful life of our vessels or in their residual value would have the effect of decreasing the annual depreciation charge and extending it into later periods. An increase in the useful life of a vessel may occur as a result of superior vessel maintenance performed, favorable ocean going and weather conditions the vessel is subjected to, superior quality of the shipbuilding or yard, or high freight market rates, which result in owners scrapping the vessels later due to the attractive cash flows. A decrease in the useful life of our vessels or in their residual value would have the effect of increasing the annual depreciation charge and possibly result in an impairment charge. A decrease in the useful life of a vessel may occur as a result of poor vessel maintenance performed, harsh ocean going and weather conditions the vessel is subjected to, or poor quality of the shipbuilding or yard. If regulations place limitations over the ability of a vessel to trade on a worldwide basis, we will adjust the vessel's useful life to end at the date such regulations preclude such vessel's further commercial use.

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

As of March 31, 2017, independent appraisals of our VLGC fleet had indicators of impairment in accordance with ASC 360 Property, Plant, and Equipment. We determined estimated net operating cash flows for these VLGCs by applying various assumptions regarding future time charter equivalent revenues net of commissions, operating expenses, scheduled drydockings, expected offhire and scrap values. These assumptions were based on historical data as well as future expectations. We estimated spot market rates by obtaining the trailing 10-year historical average spot market rates, as published by maritime industry researchers. Estimated outflows for operating expenses and drydocking expenses were based on historical and budgeted costs and were adjusted for assumed inflation. Utilization was based on our historical levels achieved in the spot market and estimates of a residual value consistent with scrap rates used in management's evaluation of scrap value. Such estimates and assumptions regarding expected net operating cash flows require considerable judgment and were based upon historical experience, financial forecasts and industry trends and conditions. Therefore, based on this analysis, we concluded that no impairment charge was necessary because we believe the vessel carrying values are recoverable. No impairment charges were recognized for the year ended March 31, 2017.

In addition, we performed a sensitivity analysis as of March 31, 2017, to determine the effect on recoverability of changes in TCE rates. The sensitivity analysis suggests that we would not incur an impairment charge on any of our twenty-two VLGCs if daily TCE rates based on the 10-year historical average spot market rates were reduced by 30%. An impairment charge of approximately $245.7 million on nineteen of our twenty-two VLGCs would be triggered by a reduction of 40% in the 10-year historical average spot market rates. The amount, if any, and timing of any impairment charges we may recognize in the future will depend upon the then current and expected future charter rates and vessel values, which may differ materially from those used in our estimates as of March 31, 2017.

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

In addition, we performed a sensitivity analysis as of March 31, 2016, to determine the effect on recoverability of changes in daily TCE rates. The sensitivity analysis suggests that we would not incur an impairment charge on any of those four VLGCs if daily TCE rates based on the 10-year historical average spot market rates were reduced by 30%. An impairment charge of approximately $4.9 million on those four VLGCs would be triggered by a reduction of 40% in the 10-year historical average spot market rates. The amount, if any, and timing of any impairment charges we may recognize in the future will depend upon then current and expected future charter rates and vessel values, which may differ materially from those used in our estimates as of March 31, 2016.

For the year ended March 31, 2015, an independent appraisal of our PGC vessel indicated impairment and, therefore, we determined estimated net operating cash flows for our PGC vessel by applying the above methodology with the exception of utilizing 6-year historical average spot market rates. Management believes the use of estimates based on the 6-year historical average rates calculated as of the reporting date was reasonable for our PGC vessel as the vessel had a remaining useful life of six years. We recognized an impairment loss of $1.4 million for our PGC vessel to its fair value of $4.0 million, which resulted from the prolonged market weaknesses continuing into the fourth fiscal quarter in the year ended March 31, 2015 in the market for shipping petro-chemical gases, an important trade for PGC vessels. Sales of similarly aged PGC vessels reflected the market weaknesses and the impending newbuilding PGC vessels entering the global fleet.

The table set forth below indicates the carrying value of each owned vessel in our fleet as of March 31, 2017 and 2016 at which times none of the vessels listed in the table below were being held for sale:

			Date of
	Capacity	Year	Acquisition/	Purchase Price/	Carrying value at	Carrying value at
Vessels	(Cbm)	Built	Delivery	Original Cost	March 31, 2017(1)	March 31, 2016(2)
Captain Nicholas ML(3)	82,000	2008	7/29/2013	$68,156,079	$57,197,794	$60,347,071
Captain John NP(3)	82,000	2007	7/29/2013	64,955,636	54,887,622	56,741,656
Captain Markos NL(3)	82,000	2006	7/29/2013	61,421,882	51,778,685	53,560,395
Comet(3)	84,000	2014	7/25/2014	75,276,432	68,029,872	70,728,846
Corsair(3)	84,000	2014	9/26/2014	80,906,292	73,560,192	76,484,212
Corvette(3)(4)	84,000	2015	1/2/2015	84,262,500	77,400,447	80,458,627
Cougar(3)	84,000	2015	6/15/2015	80,427,640	75,168,321	78,116,797
Concorde(3)	84,000	2015	6/24/2015	81,168,031	75,933,150	78,905,515
Cobra(3)	84,000	2015	6/26/2015	80,467,667	75,330,393	78,242,067
Continental(3)	84,000	2015	7/23/2015	80,487,197	75,563,954	78,476,407
Constitution(3)	84,000	2015	8/20/2015	80,517,226	75,838,206	78,729,121
Commodore(3)	84,000	2015	8/28/2015	80,468,889	75,834,065	78,745,787
Cresques(3)(4)	84,000	2015	9/1/2015	82,960,176	78,175,396	81,210,645
Constellation(3)	84,000	2015	9/30/2015	78,649,026	74,423,824	77,228,406
Clermont(3)	84,000	2015	10/13/2015	80,530,199	76,271,898	79,172,913
Cheyenne(3)	84,000	2015	10/22/2015	80,503,271	76,318,158	79,218,316
Cratis(3)(4)	84,000	2015	10/30/2015	83,186,333	78,889,685	81,919,911
Commander(3)	84,000	2015	11/5/2015	78,056,729	74,144,577	76,925,109
Chaparral(3)	84,000	2015	11/20/2015	80,516,187	76,576,714	79,462,497
Copernicus(3)(4)	84,000	2015	11/25/2015	83,333,085	79,276,014	82,279,285
Challenger(3)	84,000	2015	12/11/2015	80,576,863	76,804,559	79,690,068
Caravelle(3)	84,000	2016	2/25/2016	81,119,450	77,949,896	80,875,760
	1,842,000			$1,727,946,790	$1,605,353,421	$1,667,519,411

(1)

Our vessels are stated at carrying values (refer to our accounting policy in Note 2 to our consolidated financial statements included herein) including deferred drydocking costs and, as of March 31, 2017, the carrying value of each of our vessels exceeded their estimated market value. On an aggregate fleet basis, the estimated market value of our vessels was lower than their carrying value as of March 31, 2017 by $272.1 million. No impairment was recorded during the year ended March 31, 2017 as we believe that the carrying value of our vessels is fully recoverable.

(2)

Our vessels are stated at carrying values (refer to our accounting policy in Note 2 to our consolidated financial statements included herein) including deferred drydocking costs and with the exception of four VLGCs as of March 31, 2016, the carrying value of each of our vessels was lower than its estimated market value as of March 31, 2016. On an aggregate fleet basis, the estimated market value of our vessels exceeded their carrying value as of March 31, 2016 by $31.0 million. No impairment was recorded during the year ended March 31, 2016 as we believe that the carrying value of our vessels is fully recoverable.

(3)

VLGCs for which we believe, as of March 31, 2017, that the estimated fair value is lower than the VLGC’s carrying value. We believe that the aggregate carrying value of these vessels exceeds their aggregate estimated fair value by $272.1 million as of March 31, 2017. However, as described above, the estimated net operating cash flows for each of the twenty-two VLGCs was higher than the carrying amount and consequently, no impairment loss was recognized

(4)

VLGCs for which we believe, as of March 31, 2016, that the estimated fair value is lower than the VLGC’s carrying value. We believe that the aggregate carrying value of these vessels exceeds their aggregate estimated fair value by $4.9 million as of March 31, 2016. However, as described above, the estimated net operating cash flows for each of the four VLGCs was higher than the carrying amount and consequently, no impairment loss was recognized.

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

Fair Value of Derivative Instruments.  We use derivative financial instruments to manage interest rate risks. The fair value of our interest rate swap agreements is the estimated amount that we would receive or pay to terminate the agreements at the reporting date, taking into account current interest rates and the current credit worthiness of both us and the swap counterparties. The estimated amount is the present value of estimated future cash flows, being equal to the difference between the benchmark interest rate and the fixed rate in the interest rate swap agreement, multiplied by the notional principal amount of the interest rate swap agreement at each interest reset date.

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

Although we measure the fair value of our derivative instruments utilizing the inputs and assumptions described above, if we were to terminate the interest rate swap agreements at the reporting date, the amount we would pay or receive to terminate the derivative instruments may differ from our estimate of fair value. If the estimated fair value differs from the actual termination amount, an adjustment to the carrying amount of the applicable derivative asset or liability would be recognized in earnings for the current period. Such adjustments have been and could be material in the future.

Results of Operations

For the year ended March 31, 2017 as compared to the year ended March 31, 2016

Revenues

The following table compares revenues for the years ended March 31:

			Increase /	Percent
	2017	2016	(Decrease)	Change
Net pool revenues—related party	$115,753,153	$202,918,232	$(87,165,079)	(43.0)%
Time charter revenues	49,474,510	38,737,172	10,737,338	27.7%
Voyage charter revenues	1,296,952	46,194,134	(44,897,182)	(97.2)%
Other revenues	922,556	1,358,291	(435,735)	(32.1)%
Total	$167,447,171	$289,207,829	$(121,760,658)	(42.1)%

Revenues of $167.4 million for the year ended March 31, 2017, including net pool revenues—related party, voyage charters, time charters and other revenues earned by our vessels, decreased $121.8 million, or 42.1%, from $289.2 million for the year ended March 31, 2016. The decrease is primarily attributable to a decrease in average TCE rates from $55,087 for the year ended March 31, 2016 to $22,037 for the year ended March 31, 2017. The general decline in rates during the year ended March 31, 2017 was driven by several factors, including, but not limited to, a large number of newbuildings delivered into the global fleet during the year, commodity price fluctuations causing LPG to be less competitive with naphtha for petrochemical users and LPG price firmness in the United States resulting in marginal East-West arbitrage economics, thereby subduing demand for long-haul LPG transportation. The Baltic Exchange Liquid Petroleum Gas Index, an index published daily by the Baltic Exchange for the spot market rate for the benchmark Ras Tanura Chiba route (expressed as U.S. dollars per metric ton), averaged $26.380 during the year ended March 31, 2017 compared to an average of $79.857 for the year ended March 31, 2016, a decline of 67.0%. The decrease in rates was partially offset by an increase in operating days and vessel utilization from 5,031 and 93.1% for the year ended March 31, 2016, respectively, to 7,464 and 93.6% for the year ended March 31, 2017, respectively. Additionally, there was a decrease of $2.9 million in revenues contributed by the Grendon during the year ended March 31, 2016 that was sold prior to the year ended March 31, 2017.

Voyage Expenses

Voyage expenses were $3.0 million during the year ended March 31, 2017, a decrease of $9.1 million, or 75.4%, from $12.1 million for the year ended March 31, 2016. Voyage expenses are all expenses unique to a particular voyage, including bunker fuel consumption, port expenses, canal fees, charter hire commissions, war risk insurance and security costs. Voyage expenses are typically paid by us under voyage charters and by the charterer under time charters, including our vessels chartered to the Helios Pool. Accordingly, we mainly incur voyage expenses for voyage charters or during repositioning voyages between time charters for which no cargo is available or traveling to or from drydocking. The decrease for the year ended March 31, 2017 when compared to the year ended March 31, 2016 was mainly attributable to a reduction of VLGCs that operated on voyage charters outside of the Helios Pool during the year ended March 31, 2017, resulting in decreases in VLGC bunker costs of $5.7 million, port expenses of $1.0 million and other voyage expenses of $0.8 million. In addition, the Grendon incurred voyage expenses of $1.6 million for the year ended March 31, 2016 that did not recur during the year ended March 31, 2017 as the vessel was sold prior to the period.

Vessel Operating Expenses

Vessel operating expenses were $66.1 million during the year ended March 31, 2017, or $8,233 per vessel per calendar day, which is calculated by dividing vessel operating expenses by calendar days for the relevant time period for the vessels that were in our fleet. This was an increase of $19.0 million, or 40.3%, from $47.1 million or $8,581 per vessel per calendar day, for the year ended March 31, 2016. The increase in vessel operating expenses was primarily the result of an increase in vessel operating days for the year ended March 31, 2017 compared to the year ended March 31, 2016 as sixteen of our ECO VLGCs were delivered during the year ended March 31, 2016. Vessel operating expenses per vessel per calendar day decreased $348 from $8,581 for the year ended March 31, 2016 to $8,233 for the year ended March 31, 2017. The decrease in vessel operating expenses per vessel per calendar day of $348 was largely due to a $2.4 million, or $436 per vessel per calendar day, reduction in costs relating to the training of additional crew for VLGCs delivered during the year ended March 31, 2016 that did not recur in the year ended March 31, 2017. This was partially offset by an increase of $112 per vessel per calendar day relating to additional repairs and maintenance incurred and spares and stores purchased primarily for two VLGCs that underwent drydocking during the year ended March 31, 2017.

Depreciation and Amortization

Depreciation and amortization was approximately $65.1 million for the year ended March 31, 2017, an increase of $22.5 million, or 52.7%, from $42.6 million for the year ended March 31, 2016. The increase is primarily attributable to an increase in VLGC calendar days from 5,491 during the year ended March 31, 2016 to 8,030 during the year ended March 31, 2017 as a result of sixteen of our ECO VLGCs being delivered during the year ended March 31, 2016 and operating for the full year during the year ended March 31, 2017.

General and Administrative Expenses

General and administrative expenses were $21.7 million for the year ended March 31, 2017, a decrease of $8.1 million, or 27.2%, from $29.8 million for the year ended March 31, 2016 mainly due to decreases of $5.1 million in cash bonuses to various employees, $3.4 million for certain non-capitalizable costs incurred prior to vessel delivery, and $1.1 million for other general and administrative expenses. Partially offsetting these decreases were increases of $1.1 million in salaries, wages and benefits resulting from an increase in the number of employees and merit-based salary increases, $0.3 million for stock-based compensation and $0.1 million for professional, legal, audit and accounting fees.

Loss on disposal of assets

Loss on disposal of assets amounted to $1.1 million for the year ended March 31, 2016 and was primarily attributable to the sale of the Grendon. There was no loss on disposal of assets for the year ended March 31, 2017.

Other income  —related parties

Other income —related parties amounted to $2.4 million for the year ended March 31, 2017, an increase of $0.5 million, or 23.9%, from $1.9 million for the year ended March 31, 2016. The increase was primarily attributable to an increase of $0.7 million of fees for commercial management services provided by Dorian LPG (UK) Ltd. to the Helios Pool partially offset by a decrease of $0.2 million for certain chartering and marine operation services provided by Dorian LPG (USA) LLC and its subsidiaries to DHSA.

Interest and Finance Costs

Interest and finance costs amounted to $29.0 million for the year ended March 31, 2017, an increase of $16.2 million from $12.8 million for the year ended March 31, 2016. The increase of $16.2 million during this period was mainly due to an $11.4 million increase in interest incurred on our long-term debt, amortization and other financing expenses, including capitalized interest, from $17.6 million in the year ended March 31, 2016 to $29.0 million in the year ended March 31, 2017. This increase was largely due to an increase in average indebtedness, excluding deferred financing fees, from $543.1 million for the year ended March 31, 2016 to $810.4 million for the year ended March 31, 2017. Additionally, we had no capitalized interest during the year ended March 31, 2017 compared to $4.8 million during the year ended March 31, 2016. The outstanding balance of our long-term debt as of March 31, 2017 was $770.1 million.

Unrealized Gain/(Loss) on Derivatives

Unrealized gain/(loss) on derivatives amounted to a gain of approximately $27.5 million for the year ended March 31, 2017, compared to an unrealized loss of $8.9 million for the year ended March 31, 2016. The $36.4 million variance was primarily attributable to (i) unrealized gains of $19.4 million from changes in the fair value of our interest rate swaps due to changes in forward LIBOR yield curves for the year ended March 31, 2017 compared to unrealized losses of $8.9 million for the year ended March 31, 2016 and (ii) an $8.1 million unrealized gain attributable to the termination of our interest rate swaps related to the RBS Loan Facility during the year ended March 31, 2017.

Realized Loss on Derivatives

Realized loss on derivatives amounted to a realized loss of approximately $13.8 million for the year ended March 31, 2017, an increase of $6.9 million, or 101.2%, from a realized loss of $6.9 million for the year ended March 31, 2016. The increase is primarily attributable to the termination of the interest rate swaps related to the RBS Loan Facility during the year ended March 31, 2017.

Foreign Currency Gain/(Loss), net

Foreign currency gain/(loss), net amounted to a net loss of approximately $0.3 million for the year ended March 31, 2017 and was relatively unchanged compared to the year ended March 31, 2016.

For the year ended March 31, 2016 as compared to the year ended March 31, 2015

Revenues

The following table compares revenues for the years ended March 31:

			Increase /	Percent
	2016	2015	(Decrease)	Change
Net pool revenues—related party	$202,918,232	$—	$202,918,232	NM
Time charter revenues	38,737,172	26,098,290	12,638,882	48.4%
Voyage charter revenues	46,194,134	77,331,934	(31,137,800)	(40.3)%
Other revenues	1,358,291	698,925	659,366	94.3%
Total	$289,207,829	$104,129,149	$185,078,680	177.7%

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

During the year ended March 31, 2016, nineteen of our VLGCs operated within the Helios Pool, including one VLGC that left the Helios Pool to begin a long-term time charter in July 2015, and our VLGCs with the Helios Pool earned net pool revenues—related party of $202.9 million. Four of our VLGCs operated in the spot market outside of the Helios Pool and earned $43.3 million in voyage charter revenues and four of our VLGCs earned time charter revenues amounting to $38.7 million during the year ended March 31, 2016. For the year ended March 31, 2015, four of our VLGCs operated in the spot market and earned $76.1 million in voyage charter revenues, and three of our VLGCs earned time charter revenues during the period amounting to $25.5 million, including a VLGC that ended its time charter on July 27, 2014. Time charter revenues included $7.8 million of profit-sharing for the year ended March 31, 2015.

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

Interest and Finance Costs

Interest and finance costs amounted to $12.8 million for the year ended March 31, 2016, an increase of $12.5 million from $0.3 million for the year ended March 31, 2015. The increase of $12.5 million during this period was mainly due to a $13.8 million increase in interest incurred on our long-term debt, amortization and other financing expenses from $3.8 million in the year ended March 31, 2015 to $17.6 million in the year ended March 31, 2016. These increases were partially offset by a $1.3 million increase in capitalized interest from $3.5 million in the year ended March 31, 2015 to $4.8 million in the year ended March 31, 2016. The average indebtedness during the year ended March 31, 2016 was $543.1 million compared to $125.9 million during the year ended March 31, 2015, reflecting debt drawdowns of $676.8 million made under our 2015 Debt Facility. The outstanding balance of our long-term debt as of March 31, 2016 was $836.4 million.

Unrealized Gain/(Loss) on Derivatives

Unrealized gain/(loss) on derivatives amounted to an unrealized loss of approximately $8.9 million for the year ended March 31, 2016, compared to an unrealized gain of $1.3 million for the year ended March 31, 2015. The $10.2 million variance was primarily attributable to changes in the fair value of our interest rate swaps due to changes in forward LIBOR yield curves.

Realized Loss on Derivatives

Realized loss on derivatives amounted to a realized loss of approximately $6.9 million for the year ended March 31, 2016, an increase of $1.6 million, or 22.8%, from a realized loss of $5.3 million for the year ended March 31, 2015. The increase is primarily attributable to four interest rate swaps we entered into subsequent to March 31, 2015, which increased our notional debt amounts.

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

Liquidity and Capital Resources

Our business is capital intensive, and our future success depends on our ability to maintain a high‑quality fleet. As of March 31, 2017, we had cash and cash equivalents of $17.0 million and restricted cash of $50.9 million.

Our primary sources of capital during the year ended March 31, 2017 was $52.1 million in cash generated from operations. As of March 31, 2017, the outstanding balance of our long-term debt, net of deferred financing fees of $20.1 million, was $770.1 million including $66.0 million of principal on our long-term debt scheduled to be repaid within the next twelve months. On May 31, 2017, as part of the Amendment, $26.8 million of restricted cash was released, which was used to prepay $24.8 million of the $66.0 million current portion of our long-term debt. As part of the Amendment, the restricted cash will be partially replaced incrementally on a semi-annual basis over the twelve months following the date of the Amendment. See Note 24 to our consolidated financial statements included herein for further details of the Amendment. On June 8, 2017, we entered into the $97.0 million 2017 Bridge Loan, which is due on or before August 8, 2018 and repaid in full the RBS Loan Facility, of which $9.6 million was included in the current portion of long-term debt as of March 31, 2017. Additionally as part of this transaction, $6.0 million of cash previously restricted under the RBS Loan Facility was released as unrestricted cash for use in operations. See Note 24 to our consolidated financial statements included herein for further details on the 2017 Bridge Loan and the repayment of the RBS Loan Facility

Operating expenses, including expenses to maintain the quality of our vessels in order to comply with international shipping standards and environmental laws and regulations, the funding of working capital requirements, long-term debt repayments, and financing costs, including the repayment of principal and interest under our debt facilities, represent our short‑term, medium‑term and long‑term liquidity needs as of March 31, 2017. Along with the proceeds from the 2017 Bridge Loan, restricted cash released as part of the Amendment and restricted cash released resulting from the repayment of the RBS Loan Facility, we anticipate satisfying our liquidity needs for the next year with cash on hand and cash from operations. However, if these sources are insufficient to satisfy our short-term liquidity needs, or to satisfy our future medium-term or long-term liquidity needs, we may need to seek alternative sources of debt or equity financing and/or modifications of our existing credit facilities. However, there is no assurance that we will be able to obtain any such financing or modifications to our existing credit facilities on terms acceptable to us, or at all.

Our dividend policy will also impact our future liquidity position. Marshall Islands law generally prohibits the payment of dividends other than from surplus or while a company is insolvent or would be rendered insolvent by the payment of such a dividend. In addition, under the terms of our credit facilities, we may only declare or pay any dividends from our free cash flow and may not do so if an event of default is occurring or the payment of such dividend would result in an event of default. Further, under the Amendment to the 2015 Debt Facility, we are temporarily restricted from paying dividends and repurchasing shares of our common stock until the earlier of (i) when we complete a common stock offering with net proceeds of at least $50.0 million and (ii) May 31, 2019.

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

Cash Flows

The following table summarizes our cash and cash equivalents provided by/(used in) operating, financing and investing activities for the periods presented:

	For the years ended
	March 31, 2017	March 31, 2016	March 31, 2015
Net cash provided by operating activities	$52,103,768	$151,027,500	$25,623,220
Net cash used in investing activities	(1,981,022)	(910,414,841)	(312,326,844)
Net cash (used in)/provided by financing activities	(79,318,882)	601,090,409	213,694,591
Net decrease in cash and cash equivalents	$(29,393,410)	$(158,409,221)	$(74,310,612)

Operating Cash Flows. Net cash provided by operating activities for the year ended March 31, 2017 amounted to $52.1 million compared with $151.0 million for the year ended March 31, 2016. The decrease primarily reflects lower operating profits and was driven by a decrease in our average time charter equivalent rate from $55,087 during the year ended March 31, 2016 to $22,037 for the year ended March 31, 2017. The general decline in rates during the year ended March 31, 2017 was driven by several factors, including, but not limited to, a large number of newbuildings delivered into the global fleet during the year, commodity price fluctuations causing LPG to be less competitive with naphtha for petrochemical users and LPG price firmness in the United States resulting in marginal East-West arbitrage economics, thereby subduing demand for long-haul LPG transportation. The Baltic Exchange Liquid Petroleum Gas Index, an index published daily by the Baltic Exchange for the spot market rate for the benchmark Ras Tanura Chiba route (expressed as U.S. dollars per metric ton), averaged $26.380 during the year ended March 31, 2017 compared to an average of $79.857 for the year ended March 31, 2016, a decline of 67.0%.

Net cash provided by operating activities for the year ended March 31, 2016 amounted to $151.0 million compared with $25.6 million for the year ended March 31, 2015. The increase primarily reflects higher earnings and was driven by an increase in our number of vessels from seven as of March 31, 2015, to twenty-two as of March 31, 2016, as well as an increase in our average time charter equivalent rate from $49,665 during the year ended March 31, 2015, to $55,087 during the year ended March 31, 2016.

Net cash flow from operating activities depends upon our overall profitability, market rates for vessels employed on voyage charters, charter rates agreed to for time charters, the timing and amount of payments for drydocking expenditures and unscheduled repairs and maintenance, fluctuations in working capital balances and bunker costs.

Investing Cash Flows. Net cash used in investing activities was $2.0 million for the year ended March 31, 2017, a decrease of $908.4 million compared to the year ended March 31, 2016. For the year ended March 31, 2017, net cash used in investing activities comprised mainly of $1.9 million of payments for capitalized costs related to our fleet. Net cash used in investing activities was $910.4 million for the year ended March 31, 2016, an increase of $598.1 million compared to the year ended March 31, 2015. For the year ended March 31, 2016, net cash used in investing activities comprised mainly of $895.1 million of scheduled payments to the shipyards, supervision costs, management fees, and other capitalized costs related to newbuildings, and $17.6 million of restricted cash deposits, partially offset by $2.7 million of proceeds from asset disposals. Net cash used in investing activities of $312.3 million for the year ended March 31, 2015 comprised mainly of $314.2 million of scheduled payments to the shipyards, supervision costs, management fees, and other capitalized costs related to newbuildings, partially offset by a $2.2 million decrease in restricted cash.

Financing Cash Flows. Net cash used in financing activities was $79.3 million for the year ended March 31, 2017, a change of $680.4 million compared to net cash provided by financing activities for the year ended March 31, 2016. For the year ended March 31, 2017, net cash used in financing activities consisted of repayments of long-term debt of $66.3 million, treasury stock repurchases of $13.0 million and debt financing costs of $0.1 million. Net cash provided by financing activities was $601.1 million for the year ended March 31, 2016, an increase of $387.4 million compared to the year ended March 31, 2015. Net cash provided by financing activities for the year ended March 31, 2016 consisted of $676.8 million of borrowings related to our 2015 Debt Facility partially offset by repayments of long-term debt of $40.8 million, treasury stock repurchases of $20.9 million and debt financing costs of $14.0 million. Net cash provided by financing activities was $213.7 million for the year ended March 31, 2015 and consisted of cash proceeds from our initial public offering, the overallotment exercise by the underwriters of our initial public offering, and a private placement of our common stock, together totaling $155.8 million, and $80.1 million in cash proceeds from borrowings related to our 2015 Debt Facility offset partially by debt financing costs of $11.2 million, repayments of long-term debt of $9.6 million and payment of equity issuance costs of $1.4 million.

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

As our vessels age and our fleet expands, our drydocking expenses will increase. We estimate the current cost of a VLGC special survey to be approximately $1.0 million per vessel (excluding any capital improvements to the vessel that may be made during such drydockings) and the cost of an intermediate survey to be approximately $100,000 per vessel. Ongoing costs for compliance with environmental regulations are primarily included as part of our drydocking and classification society survey costs. Additionally, ballast water management systems are expected to be installed on six VLGCs between July 2018 and March 2022 for approximately $0.8 million per vessel. We are not aware of any other future regulatory changes or environmental laws that we expect to have a material impact on our current or future results of operations that we have not already considered. Please see "Item 1A. Risk Factors—Risks Relating to Our Company—We may incur substantial costs for the drydocking, maintenance or replacement of our vessels as they age, and, as our vessels age, the risks associated with older vessels could adversely affect our ability to obtain profitable charters.”

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2017:

		Payments due by period
		Less than			More than
	Total	1 Year	1 to 3 Years	3 to 5 Years	5 Years
Long‑term debt obligations(1)	$770,102,728	$65,978,785	$173,656,573	$300,295,681	$230,171,689
Interest payments(1)(2)	130,833,874	27,898,548	47,484,251	35,520,046	19,931,029
Remaining payments on office leases(3)	533,308	378,679	154,629	—	—
Total	$901,469,910	$94,256,012	$221,295,453	$335,815,727	$250,102,718

(1)

Subsequent to March 31, 2017, we entered into the Amendment and the 2017 Bridge Loan. The Amendment includes the release of restricted cash to be applied towards the next two debt principal payments, interest and certain fees. The proceeds of the 2017 Bridge Loan were used to repay in full the RBS Loan Facility at 96% of the then outstanding principal amount. For further details on the Amendment and the 2017 Bridge Loan, refer to Note 24 to our consolidated financial statements included herein.

(2)

Our interest commitment on our RBS Loan Facility is calculated based on an as assumed LIBOR rate of 1.42% (the six‑month LIBOR rate as of March 31, 2017), plus the applicable margin for the respective period as per the loan agreement. Our interest commitment on our 2015 Debt Facility is calculated based on an assumed LIBOR rate of 1.15% (the three‑month LIBOR rate as of March 31, 2017), plus the applicable margin for the respective period as per the loan agreement and the estimated net settlement of the related interest rate swaps.

(3)

Our United Kingdom and Greece office lease payments were translated into U.S. Dollars using foreign currency equivalent rates of British Pound Sterling 1.25 and Euro 1.07, respectively, as of March 31, 2017.

Off-Balance Sheet Arrangements

We currently do not have any off‑balance sheet arrangements.

Description of Our Debt Obligations

See Notes 10 and 24 to our consolidated financial statements included herein for a description of our debt obligations.

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

Recent Accounting Pronouncements

Refer to Note 2 of our consolidated financial statements included herein.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risk from changes in interest rates and foreign currency fluctuations, as well as inflation. We use interest rate swaps to manage interest rate risks, but will not use these financial instruments for trading or speculative purposes.

Interest Rate Risk

The LPG shipping industry is capital intensive, requiring significant amounts of investment. Much of this investment is provided in the form of long-term debt. Our debt agreements contain interest rates that fluctuate with LIBOR. We have entered into interest rate swap agreements to hedge a majority of our exposure to fluctuations of interest rate risk associated with our 2015 Debt Facility. We have hedged $250 million of non-amortizing principal and $272.8 million of amortizing principal of the 2015 Debt Facility as of March 31, 2017 and thus increasing interest rates could adversely impact our future earnings. For the 12 months following March 31, 2017, a hypothetical increase or decrease of 20 basis points in the underlying LIBOR rates would result in an increase or decrease of our interest expense on our non-hedged interest bearing debt by approximately $0.4 million assuming all other variables are held constant. See Notes 10 and 19 to our audited consolidated financial statements included herein for a description of our debt obligations and interest rate swaps, respectively. Subsequent to March 31, 2017, we entered into the Amendment and the 2017 Bridge Loan. The Amendment includes the release of restricted cash to be applied towards the next two debt principal payments, interest and certain fees. The proceeds of the 2017 Bridge Loan were used to repay in full the RBS Loan Facility at 96% of the then outstanding principal amount. For further details on the Amendment and the 2017 Bridge Loan, refer to Note 24 to our consolidated financial statements included herein.

Foreign Currency Exchange Rate Risk

Our primary economic environment is the international LPG shipping market. This market utilizes the U.S. dollar as its functional currency. Consequently, our revenues are in U.S. dollars and the majority of our operating expenses are in U.S. dollars. However, we incur some of our expenses in other currencies, particularly the Euro, Norwegian Krone, British Pound Sterling, the Japanese Yen and the Singapore Dollar. The amount and frequency of some of these expenses, such as vessel repairs, supplies and stores, may fluctuate from period to period. Depreciation in the value of the U.S. dollar relative to other currencies will increase the cost of us paying such expenses. For the year ended March 31, 2017, 18% of our expenses (excluding depreciation and amortization, interest and finance costs and gain/loss on derivatives), were in currencies other than the U.S. dollar, and as a result we expect the foreign exchange risk associated with these operating expenses to be immaterial. We do not have foreign exchange exposure in respect of our credit facility and interest rate swap agreements, as these are denominated in U.S. dollars.

The portion of our business conducted in other currencies could increase in the future, which could expand our exposure to losses arising from currency fluctuations.

Inflation

Certain of our operating expenses, including crewing, insurance and drydocking costs, are subject to fluctuations caused by market forces. Crewing costs in particular have risen over the past number of years as a result of a shortage of trained crews. Please see "Item 1A. Risk Factors—We may be unable to attract and retain key management personnel and other employees in the shipping industry without incurring substantial expense as a result of rising crew costs, which may negatively affect the effectiveness of our management and our results of operations." A shortage of qualified officers makes it more difficult to crew our vessels and may increase our operating costs. If this shortage were to continue or worsen, it may impair our ability to operate and could have an adverse effect on our business, financial condition and operating results. Inflationary pressures on bunker (fuel and oil) costs could have a material effect on our future operations if the number of vessels employed on voyage charters increases. In the case of any vessels that are time‑chartered to third parties, it is the charterers who pay for the fuel. If our vessels are employed under voyage charters, freight rates are generally sensitive to the price of fuel. However, a sharp rise in bunker prices may have a temporary negative effect on our results since freight rates generally adjust only after prices settle at a higher level. Please see "Item 1A. Risk Factors—Changes in fuel, or bunker, prices may adversely affect profits.”

Forward Freight Agreements

From time to time, we may take hedging or speculative positions in derivative instruments, including FFAs. The usage of such derivatives can lead to fluctuations in our reported results from operations on a period-to-period basis. During the year ended March 31, 2017, we had no open FFA positions.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial information required by this Item is set forth on pages F-1 to F-30 and is filed as part of this annual report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our management concluded that our disclosure controls and procedures were effective as of March 31, 2017. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits to the Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Our management conducted an evaluation of our effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our internal control over financial reporting includes those policies and procedures that: (i)

pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of the inherent limitations of internal controls over financial reporting, misstatements may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on the evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2017.

In accordance with the Jumpstart Our Businesses Startups Act of 2012 as an emerging growth company, we are exempt from the requirement to obtain an attestation report from our independent registered public accounting firm on the assessment of our internal controls pursuant to the Sarbanes-Oxley Act of 2002.

Changes in Internal Control over Financial Reporting

Our management with the participation of our principal executive officer and principal financial officer or persons performing similar functions has determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) occurred during the fourth fiscal quarter of our fiscal year ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION.

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2017 Annual Meeting of Shareholders within 120 days of March 31, 2017.

We have adopted a Code of Ethics that applies to all of our employees, directors, officers, and agents. Our Code of Ethics is publicly available on our website at www.dorianlpg.com/investor-center/corporate-governance/. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of the Code of Ethics for our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions by posting such information on our website, www.dorianlpg.com. Information on our website is not included in, and should not be deemed incorporated by reference into, this Annual Report.

ITEM 11.  EXECUTIVE COMPENSATION.

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2017 Annual Meeting of Shareholders within 120 days of March 31, 2017.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2017 Annual Meeting of Shareholders within 120 days of March 31, 2017.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2017 Annual Meeting of Shareholders within 120 days of March 31, 2017.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2017 Annual Meeting of Shareholders within 120 days of March 31, 2017.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

1.	Financial Statements

2.	Financial Statement Schedules

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

Date: June 13, 2017

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

4.2

Rights Agreement, dated December 16, 2016, between Dorian LPG Ltd. and Computershare Inc., incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed with the Commission on December 16, 2016.

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

10.5

Registration Rights Agreement by and between Dorian LPG Ltd. and Kensico Capital Management Corporation, incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed with the Commission on May 31, 2016.

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

10.9

$758 million Facility Agreement, dated March 23, 2015, between by and among Dorian LPG Finance LLC, as borrower, the Company, as facility guarantor, certain wholly-owned subsidiaries of the Company as upstream guarantors, ABN Amro Capital USA LLC, Citibank N.A., London Branch, ING Bank N.V., London Branch, and DVB Bank SE, as bookrunners, and the lenders party to the agreement, incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed with the Commission on June 4, 2015.

10.10*	2014 Executive Severance and Change in Control Severance Plan, incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed with the Commission on May 31, 2016.
10.11*	Form of Restricted Stock Award Agreement, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on June 22, 2016.
10.12

Amendment No. 1 dated June 15, 2015 to the facility agreement originally dated March 23, 2015 by and among Dorian LPG Finance LLC, as borrower, the Company, as facility guarantor, certain wholly-owned subsidiaries of the Company as upstream guarantors, ABN Amro Capital USA LLC, Citibank N.A., London Branch, ING Bank N.V., London Branch, and DVB Bank SE, as bookrunners, and the lenders party to the agreement.

10.13

Side Letter dated February 1, 2016 to the facility agreement originally dated March 23, 2015 by and among Dorian LPG Finance LLC, as borrower, the Company, as facility guarantor, certain wholly-owned subsidiaries of the Company as upstream guarantors, ABN Amro Capital USA LLC, Citibank N.A., London Branch, ING Bank N.V., London Branch, and DVB Bank SE, as bookrunners, and the lenders party to the agreement.

10.14

Amendment No. 2 dated May 31, 2017 to the facility agreement originally dated March 23, 2015, as amended, by and among Dorian LPG Finance LLC, as borrower, the Company, as facility guarantor, certain wholly-owned subsidiaries of the Company as upstream guarantors, ABN Amro Capital USA LLC, Citibank N.A., London Branch, ING Bank N.V., London Branch, and DVB Bank SE, as bookrunners, and the lenders party to the agreement, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on June 1, 2017.

10.15

Loan Agreement providing for a Senior Secured Bridge Term Loan of $97,000,000, dated June 8, 2017, by and among Corsair LPG Transport LLC, CNML LPG Transport LLC, CMNL LPG Transport LLC, CJNP LPG Transport LLC, as borrowers, the Company, as parent guarantor, DNB Markets, Inc., as mandated lead arranger and book runner, DNB Bank ASA, New York Branch, as facility agent and security trustee, and DNB Capital LLC, as lender, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on June 12, 2017.

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

†This certification is deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

*Indicates management contract or compensatory plan.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of Dorian LPG Ltd.

Majuro, Republic of the Marshall Islands

We have audited the accompanying consolidated balance sheets of Dorian LPG Ltd. and subsidiaries (the "Company") as of March 31, 2017 and 2016, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2017. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dorian LPG Ltd. and subsidiaries as of March 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte Certified Public Accountants S.A.

Athens, Greece

June 13, 2017

Dorian LPG Ltd.

Consolidated Balance Sheets

(Expressed in United States Dollars, except for number of shares)

	As of	As of
	March 31, 2017	March 31, 2016
Assets
Current assets
Cash and cash equivalents	$17,018,552	$46,411,962
Trade receivables, net and accrued revenues	11,030	107,317
Prepaid expenses and other receivables	1,903,804	2,247,706
Due from related parties	42,457,000	54,504,359
Inventories	2,580,742	2,288,073
Total current assets	63,971,128	105,559,417
Fixed assets
Vessels, net	1,603,469,247	1,667,224,476
Other fixed assets, net	317,348	591,288
Total fixed assets	1,603,786,595	1,667,815,764
Other non-current assets
Deferred charges, net	1,884,174	294,935
Derivative instruments	5,843,368	—
Due from related parties—non-current	19,800,000	17,600,000
Restricted cash	50,874,146	50,812,789
Other non-current assets	75,469	95,271
Total assets	$1,746,234,880	$1,842,178,176
Liabilities and shareholders’ equity
Current liabilities
Trade accounts payable	$7,075,622	$6,826,503
Accrued expenses	5,386,397	9,721,477
Due to related parties	11,162	708,210
Deferred income	7,313,048	4,606,540
Current portion of long-term debt	65,978,785	66,265,643
Total current liabilities	85,765,014	88,128,373
Long-term liabilities
Long-term debt—net of current portion and deferred financing fees	683,985,463	746,354,613
Derivative instruments	—	21,647,965
Other long-term liabilities	482,685	447,988
Total long-term liabilities	684,468,148	768,450,566
Total liabilities	770,233,162	856,578,939
Commitments and contingencies
Shareholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued nor outstanding	—	—
Common stock, $0.01 par value, 450,000,000 shares authorized, 58,342,201 and 58,057,493 shares issued, 54,974,526 and 56,125,028 shares outstanding (net of treasury stock), as of March 31, 2017 and March 31, 2016, respectively	583,422	580,575
Additional paid-in-capital	852,974,373	848,179,471
Treasury stock, at cost; 3,367,675 and 1,932,465 shares as of March 31, 2017 and March 31, 2016, respectively	(33,897,269)	(20,943,816)
Retained earnings	156,341,192	157,783,007
Total shareholders’ equity	976,001,718	985,599,237
Total liabilities and shareholders’ equity	$1,746,234,880	$1,842,178,176

The accompanying notes are an integral part of these consolidated financial statements.

Dorian LPG Ltd.

Consolidated Statements of Operations

(Expressed in United States Dollars)

	Year ended
	March 31, 2017	March 31, 2016	March 31, 2015
Revenues
Net pool revenues—related party	$115,753,153	$202,918,232	$—
Time charter revenues	49,474,510	38,737,172	26,098,290
Voyage charter revenues	1,296,952	46,194,134	77,331,934
Other revenues	922,556	1,358,291	698,925
Total revenues	167,447,171	289,207,829	104,129,149
Expenses
Voyage expenses	2,965,978	12,064,682	22,081,856
Vessel operating expenses	66,108,062	47,119,990	21,256,165
Management fees—related party	—	—	1,125,000
Impairment	—	—	1,431,818
Depreciation and amortization	65,057,487	42,591,942	14,093,744
General and administrative expenses	21,732,864	29,836,029	14,145,086
Loss on disposal of assets	—	1,125,395	—
Total expenses	155,864,391	132,738,038	74,133,669
Other income—related parties	2,410,542	1,945,396	93,929
Operating income/(loss)	13,993,322	158,415,187	30,089,409
Other income/(expenses)
Interest and finance costs	(28,971,942)	(12,757,013)	(289,090)
Interest income	137,556	148,360	418,597
Unrealized gain/(loss) on derivatives	27,491,333	(8,917,503)	1,331,954
Realized loss on derivatives	(13,797,478)	(6,858,126)	(5,291,157)
Foreign currency loss, net	(294,606)	(342,523)	(998,931)
Total other income/(expenses), net	(15,435,137)	(28,726,805)	(4,828,627)
Net income/(loss)	$(1,441,815)	$129,688,382	$25,260,782
Earnings/(loss) per common share—basic	$(0.03)	$2.29	$0.45
Earnings/(loss) per common share—diluted	$(0.03)	$2.29	$0.45

The accompanying notes are an integral part of these consolidated financial statements.

Dorian LPG Ltd.

Consolidated Statements of Shareholders’ Equity

(Expressed in United States Dollars, except for number of shares)

	Number of			Additional
	common	Common	Treasury	paid-in	Retained
	shares	stock	stock	capital	Earnings	Total
Balance, April 1, 2014	48,365,011	483,650	—	688,881,939	2,833,843	692,199,432
Issuance—April 24, 2014	1,412,698	14,127	—	25,849,437	—	25,863,564
Issuance—May 13, 2014	7,105,263	71,053	—	123,169,507	—	123,240,560
Issuance—May 22, 2014	245,521	2,455	—	4,335,901	—	4,338,356
Restricted share award issuances	929,000	9,290	—	(9,290)	—	—
Net income for the period	—	—	—	—	25,260,782	25,260,782
Stock-based compensation	—	—	—	2,311,565	—	2,311,565
Balance, March 31, 2015	58,057,493	580,575	—	844,539,059	28,094,625	873,214,259
Net income for the period	—	—	—	—	129,688,382	129,688,382
Stock-based compensation	—	—	—	3,640,412	—	3,640,412
Purchase of treasury stock	—	—	(20,943,816)	—	—	(20,943,816)
Balance, March 31, 2016	58,057,493	580,575	(20,943,816)	848,179,471	157,783,007	985,599,237
Net loss for the period	—	—	—	—	(1,441,815)	(1,441,815)
Restricted share award issuances	284,708	2,847	—	(2,847)	—	—
Stock-based compensation	—	—	—	4,797,749	—	4,797,749
Purchase of treasury stock	—	—	(12,953,453)	—	—	(12,953,453)
Balance, March 31, 2017	58,342,201	$583,422	$(33,897,269)	$852,974,373	$156,341,192	$976,001,718

The accompanying notes are an integral part of these consolidated financial statements.

Dorian LPG Ltd.

Consolidated Statements of Cash Flows

(Expressed in United States Dollars)

	Year ended
	March 31, 2017	March 31, 2016	March 31, 2015
Cash flows from operating activities:
Net income/(loss)	$(1,441,815)	$129,688,382	$25,260,782
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Impairment	—	—	1,431,818
Depreciation and amortization	65,057,487	42,591,942	14,093,744
Amortization of financing costs	3,709,421	2,499,185	830,899
Unrealized (gain)/loss on derivatives	(27,491,333)	8,917,503	(1,331,954)
Stock-based compensation expense	4,385,911	4,052,249	2,311,565
Loss on disposal of assets	—	1,125,395	—
Unrealized foreign currency loss, net	222,281	96,550	1,244,394
Other non-cash items	305,774	138,588	489,039
Changes in operating assets and liabilities
Trade receivables, net and accrued revenue	96,287	22,739,907	(21,018,670)
Prepaid expenses and other receivables	343,902	(467,158)	(1,437,501)
Due from related parties	9,847,359	(71,717,616)	1,252,754
Inventories	(292,669)	1,087,686	(2,317,430)
Other non-current assets	19,802	2,175	(97,446)
Trade accounts payable	743,993	1,044,595	2,731,828
Accrued expenses and other liabilities	(1,172,349)	9,045,077	2,306,631
Due to related parties	(697,048)	183,040	411,705
Payments for drydocking costs	(1,533,235)	—	(538,938)
Net cash provided by operating activities	52,103,768	151,027,500	25,623,220
Cash flows from investing activities:
Payments for vessels and vessels under construction	(1,911,182)	(895,063,383)	(314,173,298)
Restricted cash deposits	(64,146)	(17,602,789)	(28,700,000)
Restricted cash released	2,789	—	30,938,702
Proceeds from disposal of assets	—	2,713,660	—
Payments to acquire other fixed assets	(8,483)	(462,329)	(392,248)
Net cash used in investing activities	(1,981,022)	(910,414,841)	(312,326,844)
Cash flows from financing activities:
Proceeds from long-term debt borrowings	—	676,819,873	80,086,143
Repayment of long-term debt borrowings	(66,265,644)	(40,794,928)	(9,612,000)
Purchase of treasury stock	(12,953,453)	(20,943,816)	—
Financing costs paid	(99,785)	(13,990,720)	(11,220,812)
Cash proceeds from common share issuances	—	—	155,830,178
Payments relating to issuance costs	—	—	(1,388,918)
Net cash (used in)/provided by financing activities	(79,318,882)	601,090,409	213,694,591
Effects of exchange rates on cash and cash equivalents	(197,274)	(112,289)	(1,301,579)
Net decrease in cash and cash equivalents	(29,393,410)	(158,409,221)	(74,310,612)
Cash and cash equivalents at the beginning of the period	46,411,962	204,821,183	279,131,795
Cash and cash equivalents at the end of the period	$17,018,552	$46,411,962	$204,821,183
Supplemental disclosure of cash flow information
Cash paid during the period for interest excluding interest capitalized to vessels	$24,537,376	$8,354,474	$69,323
Predelivery costs for vessels and vessels under construction included in liabilities	—	1,040,189	1,211,534
Financing costs included in liabilities	—	—	1,039,479
Issuance costs included in liabilities	$—	$—	$244,414

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

Our subsidiaries, which are all wholly-owned and all are incorporated in Republic of the Marshall Islands (unless otherwise indicated below), as of March 31, 2017 are listed below.

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

Customers

For the year ended March 31, 2017, the Helios Pool and two other individual charterers accounted for 69%, 13% and 10% of our total revenues, respectively. For the year ended March 31, 2016, the Helios Pool and one other individual charterer represented 70% and 12% of total revenues, respectively. For the year ended March 31, 2015, five charterers represented 27%, 19%, 14%, 12% and 11% of total revenues, respectively.

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

(c)Other comprehensive income/(loss):  We follow the accounting guidance relating to comprehensive income, which requires separate presentation of certain transactions that are recorded directly as components of shareholders’ equity. We have no other comprehensive income/(loss) items and, accordingly, comprehensive income/(loss) equals net income/(loss) for the periods presented and thus we have not presented this in the consolidated statement of operations or in a separate statement.

(d)Foreign currency translation:  Our functional currency is the U.S. Dollar. Foreign currency transactions are measured and recorded in the functional currency using the exchange rate in effect at the date of the transaction. As of balance sheet date, monetary assets and liabilities that are denominated in a currency other than the functional currency are adjusted to reflect the exchange rate at the balance sheet date and any gains or losses are included in the statement of operations. For the periods presented, we had no foreign currency derivative instruments.

(e)Cash and cash equivalents:  We consider highly liquid investments such as time deposits and certificates of deposit with an original maturity of three months or less to be cash equivalents.

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

(g)Due from related parties:  Due from related parties reflect receivables from the Helios Pool and other related parties. Distributions of earnings due from the Helios Pool are classified as current and working capital contributed to the Helios Pool is classified as non-current.

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

(j)Impairment of long‑lived assets:  We review our vessels “held and used” for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. When the estimate of future undiscounted cash flows, excluding interest charges, expected to be generated by the use of the asset is less than its carrying amount, the asset is evaluated for an impairment loss. Measurement of the impairment loss is based on the fair value of the asset.

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

(m)Financing costs:  Financing costs incurred for obtaining new loans and credit facilities are deferred and amortized to interest expense over the respective term of the loan or credit facility using the effective interest rate method. Any unamortized balance of costs relating to loans repaid or refinanced is expensed in the period the repayment or refinancing is made, subject to the accounting guidance regarding Debt—Modifications and Extinguishments. Any unamortized balance of costs related to credit facilities repaid is expensed in the period. Any unamortized balance of costs relating to credit facilities refinanced are deferred and amortized over the term of the respective credit facility in the period the refinancing occurs, subject to the provisions of the accounting guidance relating to Debt—Modifications and Extinguishments. The unamortized financing costs are reflected as a reduction of Long-term debt—net of current portion and deferred financing fees in the accompanying consolidated balance sheet.

(n)Restricted cash:  Restricted cash represents minimum liquidity to be maintained with certain banks under our borrowing arrangements and pledged cash deposits. The restricted cash is classified as non-current in the event that its obligation is not expected to be terminated within the next twelve months as they are long-term in nature.

(o)Revenues and expenses:  Revenue is recognized when an agreement exists, the vessel is made available to the charterer or services are provided, the charter hire is determinable and collection of the related revenue is reasonably assured.

Net pool revenue: As from April 1, 2015, we began operation of a pool. Net pool revenues—related party for each vessel in the pool is determined in accordance with the profit-sharing terms specified within the pool agreement. In particular, the pool manager calculates the net pool revenues using gross revenues less voyage expenses of all the pool vessels and less the general and administrative expenses of the pool and distributes the net pool revenues as time charter hire to participants based on:

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

Voyage charter revenue:    Under a voyage charter, the revenues are recognized on a pro‑rata basis over the duration of the voyage determined on a discharge—to discharge port basis but we do not begin recognizing revenue until a charter has been agreed to by the customer and us, even if the vessel has discharged its cargo and is sailing to the anticipated load port for its next voyage. In the event a vessel is acquired or sold while a voyage is in progress, the revenue recognized is based on an allocation formula agreed between the buyer and the seller. Demurrage income represents payments by the charterer to the vessel owner when loading or discharging time exceeds the stipulated time in the voyage charter and is recognized when earned and collection is reasonably assured. Despatch expense represents payments by us to the charterer when loading or discharging time is less than the stipulated time in the voyage charter and is recognized as incurred. Voyage charter revenue relating to voyages in progress as of the balance sheet date are accrued and presented in Trade receivables and accrued revenue in the accompanying consolidated balance sheet.

Time charter revenue:    Time charter revenues are recorded ratably over the term of the charter as service is provided. Time charter revenues received in advance of the provision of charter service are recorded as deferred income and recognized when the charter service is rendered. Deferred income or accrued revenue also may result from straight‑line revenue recognition in respect of charter agreements that provide for varying charter rates. Deferred income and accrued revenue amounts that will be recognized within the next twelve months are presented as current, with amounts to be recognized thereafter presented as non‑current. Revenues earned through the profit-sharing arrangements in the time charters represent contingent rental revenues that are recognized when earned and amounts are reasonably assured based on estimates provided by the charterer.

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

(r)Stock repurchases:  We record the repurchase of our shares of common stock at cost based on the settlement date of the transaction. These shares are classified as treasury stock, which is a reduction to shareholders’ equity. Treasury shares are included in authorized and issued shares but excluded from outstanding shares.

(s)Segment reporting:  Each of our vessels serve the same type of customer, have similar operations and maintenance requirements, operate in the same regulatory environment, and are subject to similar economic characteristics. Based on this, we have determined that it operates in one reportable segment, the international transportation of liquid petroleum gas with its fleet of vessels. Furthermore, when we charter a vessel to a charterer, the charterer is free to trade the vessel worldwide and, as a result, the disclosure of geographic information is impracticable.

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

(v)Recent accounting pronouncements:  In November 2016, the Financial Accounting Standards Board (the “FASB”) issued accounting guidance to require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The pronouncement is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The implementation of this guidance is anticipated to result in restricted cash transfers not reported as cash flow activities in the consolidated statements of cash flows, and, upon adoption, is not anticipated to have an impact on our consolidated balance sheets and statements of operations.

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

In March 2016, the FASB issued accounting guidance to simplify the requirements of accounting for share-based payment transactions. The guidance simplifies the accounting for taxes related to stock-based compensation, including adjustments to how excess tax benefits and an entity’s payments for tax withholdings should be classified. Additionally, an entity may make an entity-wide policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The pronouncement is effective for annual periods beginning after December 15, 2016, and interim periods within that reporting period with early adoption permitted in any interim or annual period. We have adopted this pronouncement and have made the entity-wide policy election to account for forfeitures when they occur. The amended guidance had no significant impact on our financial statements for the year ended March 31, 2017.

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

In April 2015, an accounting pronouncement was issued by the FASB to update the guidance related to the presentation of debt issuance costs, which we adopted in April 2016. This guidance requires debt issuance costs, related to a recognized debt liability, be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability rather than being presented as an asset. The reclassification does not impact net income/(loss) as previously reported or any prior amounts reported on the consolidated statements of comprehensive income, or the consolidated statements of cash flows. The effect of the retrospective application of this change in accounting principle on our consolidated balance sheets as of March 31, 2017 and March 31, 2016 resulted in a reduction of “Deferred charges, net” and “Total assets” in the amount of $20.1 million and $23.7 million, respectively, with a corresponding reduction of “Long-term debt—net of current portion” and “Total long-term liabilities.”

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

3. Transactions with Related Parties

Dorian (Hellas) S.A.

Ship‑Owning Companies Management Agreements:  Pursuant to management agreements entered into by each vessel owning subsidiary on July 26, 2013, as amended, with Dorian (Hellas) S.A. (“DHSA” or the “Manager”), the technical, crew and commercial management as well as insurance and accounting services of its vessels was outsourced to DHSA. In addition, under these management agreements, strategic and financial services had also been outsourced to DHSA. DHSA had entered into agreements with each of Eagle Ocean Transport Inc. (“Eagle Ocean Transport”) and Highbury Shipping Services Limited (“HSSL”), to provide certain of these services on behalf of the vessel owning companies. Mr. John Hadjipateras, our Chairman, President and CEO, owns 100% of Eagle Ocean Transport, and our Vice President of Chartering, Insurance and Legal, Nigel Grey‑Turner, owns 100% of HSSL. The fees payable for the above services to DHSA amounted to $93,750 per month per vessel, payable one month in advance. These management agreements terminated on June 30, 2014. As of July 1, 2014, vessel management services and the associated agreements for our fleet were transferred from DHSA and are now provided through our wholly owned subsidiaries Dorian LPG (USA) LLC, Dorian LPG (UK) Ltd. and Dorian LPG Management Corp. Subsequent to the transition agreements, Eagle Ocean Transport continues to incur related travel costs for certain transitioned employees as well as office-related costs, for which we reimbursed Eagle Ocean Transport $0.4 million, $0.8 million and $0.7 million for the years ended March 31, 2017, 2016, and 2015, respectively. Such expenses are reimbursed based on their actual cost.

Management fees related to these agreements for the year ended March 31, 2015 amounted to $1.1 million and are presented in Management fees—related party in the consolidated statements of operations. There were no management fees incurred for the years ended March 31, 2017 and 2016.

Dorian LPG (USA) LLC and its subsidiaries entered into an agreement with DHSA, retroactive to July 2014 and superseding an agreement between Dorian LPG (UK) Ltd. and DHSA, for the provision by Dorian LPG (USA) LLC and its subsidiaries of certain chartering and marine operation services to DHSA, for which income was earned and included in “Other income—related parties” totaling $0.4 million, $0.5 million and $0.1 million for the years ended March 31, 2017, 2016 and 2015, respectively.

As of March 31, 2017, $0.8 million was due from DHSA and included in “Due from related parties.” As of March 31, 2016, $0.9 million was due from DHSA and included in “Due from related parties” and $0.5 million was due to DHSA and included in “Due to related parties.”

Pre‑Delivery Services:  A fixed monthly fee of $15,000 per hull was payable to the Manager for pre‑delivery services provided during the period from July 29, 2013 until the date of delivery of each newbuilding. These management agreements terminated on June 30, 2014. As of July 1, 2014, vessel management services and the associated agreements for our fleet were transferred from the Manager and are now provided through our wholly owned subsidiaries. Management fees related to the pre‑delivery services provided by DHSA for the year ended March 31, 2015 amounted to $0.9 million.

Helios LPG Pool LLC (“Helios Pool”)

On April 1, 2015, Dorian and Phoenix began operations of the Helios Pool, which entered into pool participation agreements for the purpose of establishing and operating, as charterer, under variable rate time charters to be entered into with owners or disponent owners of VLGCs, a commercial pool of VLGCs whereby revenues and expenses are shared. We hold a 50% interest in the Helios Pool as a joint venture with Phoenix and all significant rights and obligations are equally shared by both parties. All profits of the Helios Pool are distributed to the pool participants based on pool points assigned to each vessel as variable charter hire and, as a result, there are no profits available to the equity investors as a share of equity. We have determined that the Helios Pool is a variable interest entity as it does not have sufficient equity at risk. We do not consolidate the Helios Pool because we are not the primary beneficiary and do not have a controlling financial interest. In consideration of Accounting Standards Codification (“ASC”) 810-10-50-4e, the significant factors considered and judgments made in determining that the power to direct the activities of the Helios Pool that most significantly impact the entity’s economic performance are shared, in that all significant performance activities which relate to approval of pool policies and strategies related to pool customers and the marketing of the pool for the procurement of customers for the pool vessels, addition of new pool vessels and the pool cost management, require unanimous board consent from a board consisting of two members from each joint venture investor. Further, in accordance with the guidance in ASC 810-10-25-38D, the Company and Phoenix are not related parties as defined in ASC 850 nor are they de facto agents pursuant to ASC 810-10, the power over the significant activities of the Helios Pool is shared, and no party is the primary beneficiary in the Helios Pool, or has a controlling financial interest. In March 2016, the Helios Pool reached an agreement with Oriental Energy Company Ltd. ("Oriental Energy") whereby Oriental Energy would contribute certain vessels to the Helios Pool, have certain of its vessels time chartered by the Helios Pool and simultaneously enter into a multi-year contract of affreightment covering Oriental Energy’s shipments from the United States Gulf. The agreement with Oriental Energy had no impact on the ownership structure or the power to direct significant activities of the Helios Pool. As of March 31, 2017, the Helios Pool operated twenty-seven VLGCs, including eighteen of our vessels, five Oriental Energy vessels and four Phoenix vessels.

As of March 31, 2017, we had receivables from the Helios Pool of $61.4 million, including $19.8 million of working capital contributed for the operation of our vessels in the pool. As of March 31, 2016, we had receivables from the Helios Pool of $71.0 million, including $17.6 million of working capital contributed for the operation of our vessels in the pool. Our maximum exposure to losses from the pool as of March 31, 2017 is limited to the receivables from the pool.

The Helios Pool does not have any third-party debt obligations. The Helios Pool has entered into commercial management agreements with each of Dorian LPG (UK) Ltd. and Phoenix as commercial managers and has appointed both commercial managers as the exclusive commercial managers of pool vessels. Fees for commercial management services provided by Dorian LPG (UK) Ltd. are included in “Other income-related parties” in the consolidated statement of operations and were $2.1 million and $1.4 million for the years ended March 31, 2017 and 2016, respectively. Additionally, we received a fixed reimbursement of expenses such as costs for security guards and war risk insurance for vessels operating high risk areas from the Helios Pool, for which we earned $0.9 million and $1.2 million for the years ended March 31, 2017 and 2016, respectively, and are included in “Other revenues” in the consolidated statement of operations.

Through our vessel owning subsidiaries, we have chartered vessels to the Helios Pool during the years ended March 31, 2017 and 2016. The time charter revenue from the Helios Pool is variable depending upon the net results of the pool, operating days and pool points for each vessel. The Helios Pool enters into voyage and time charters with external parties and receives freight and related revenue and, where applicable, incurs voyage costs such as bunkers, port costs and commissions. At the end of each month, the Helios Pool calculates net pool revenues using gross revenues, less voyage expenses of all the pool vessels, less fixed time charter hire for any chartered-in vessels, less the general and administrative expenses of the pool. Net pool revenues, less any amounts required for working capital of the Helios Pool, are distributed as variable rate time charter hire for the relevant vessel to participants based on pool points (vessel attributes such as cargo carrying capacity, fuel consumption, and speed are taken into consideration) and number of days the vessel participated in the pool in the period. We recognize net pool revenues on a monthly basis, when the vessel has participated in the pool during the period and the amount of net pool revenues for the month can be estimated reliably and collectability is reasonably assured. Revenue earned is presented in Note 13.

Consulting

Since the formation of the Predecessor Companies, a member of our board of directors, who resigned effective May 1, 2015, provided certain chartering and commercial services to the Company, its subsidiaries, and the Predecessor Companies. This individual entered into a consulting agreement in May 2015 that provides for, among other things, an annual fee of $250,000, payable for services rendered commencing on May 8, 2014. The agreement was amended in June 2016, retroactive to January 1, 2016, to provide for, among other things, an annual fee for services rendered of $120,000. Related to this consulting agreement, we expensed $0.1 million, $0.2 million, and $0.2 million for the years ended March 31, 2017, 2016, and 2015, respectively.

Artwork

During the year ended March 31, 2016, we purchased $0.1 million of artwork for newbuilding vessels, which have been capitalized and presented in “Vessels, net” in the consolidated balance sheets, for our Athens, Greece office and for a shipyard, which are included in “General and administrative expenses” in the consolidated statement of operations. The artist is a relative of one of our executive officers. No artwork was purchased during the year ended March 31, 2017.

Commissions

Orient River Trading Ltd., a company 100% owned by a senior officer of our 100% owned subsidiary Dorian Management Corp., provided disponent owner services for certain charterers that do not recognize Marshall Islands vessel-owning subsidiary companies. Commission expenses on voyages utilizing these services, included in “Voyage expenses” in the consolidated statement of operations, amounted to $0.1 million for each of the years ended March 31, 2016 and 2015. There were no services rendered for us by Orient River Trading Ltd. for the year ended March 31, 2017.

4. Inventories

Our inventories by type were as follows:

	March 31, 2017	March 31, 2016
Lubricants	$1,807,617	$1,612,354
Victualing	457,787	494,098
Bonded stores	124,985	103,446
Other	190,353	78,175
Total	$2,580,742	$2,288,073

5. Vessels, Net

		Accumulated
	Cost	depreciation	Net book Value
Balance, April 1, 2015	$439,180,669	$(19,204,616)	$419,976,053
Vessels delivered	1,292,872,267	—	1,292,872,267
Other additions	195,272	—	195,272
Disposals	(4,268,279)	429,214	(3,839,065)
Depreciation	—	(41,980,051)	(41,980,051)
Balance, March 31, 2016	$1,727,979,929	$(60,755,453)	$1,667,224,476
Other additions	984,639	—	984,639
Transfers out	(195,273)	—	(195,273)
Depreciation	—	(64,544,595)	(64,544,595)
Balance, March 31, 2017	$1,728,769,295	$(125,300,048)	$1,603,469,247

Vessels delivered represent amounts transferred from Vessels under Construction relating to the cost of our ECO VLGCs delivered to us between July 2014 and February 2016. Other additions to vessels, net were largely due to capital improvements made to two of our VLGCs during the year ended March 31, 2017 and other capital improvements to our fleet during the year ended March 31, 2016. Disposals for the year ended March 31, 2016 were primarily attributable to the sale of the Grendon.

Vessels with a total carrying value of $1,603.5 million as of March 31, 2017 are first‑priority mortgaged as collateral for our loan facilities (refer to Note 10 below). As of March 31, 2016, vessels with a total carrying value of $1,667.2 million were first priority mortgaged as collateral for our loan facilities.

6. Vessels Under Construction

Balance, April 1, 2015	$398,175,504
Installment payments to shipyards	867,187,966
Other capitalized expenditures	22,699,783
Capitalized interest	4,809,014
Vessels delivered (transferred to Vessels)	(1,292,872,267)
Balance, March 31, 2016	—
Balance, March 31, 2017	$—

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

7. Other Fixed Assets, Net

Other fixed assets, net were $317,348 and $591,288 as of March 31, 2017 and March 31, 2016, respectively, and represent leasehold improvements, software and furniture and fixtures at cost. Accumulated depreciation on other fixed assets, net was $561,311 as of March 31, 2017 and $279,651 as of March 31, 2016.

8. Deferred Charges, Net

The analysis and movement of deferred charges, net is presented in the table below:

Drydocking
costs
Balance, April 1, 2015	$669,705
Amortization	(374,770)
Balance, March 31, 2016	$294,935
Additions	1,817,231
Amortization	(227,992)
Balance, March 31, 2017	$1,884,174

The drydocking costs incurred during the year ended March 31, 2017 relate to the drydocking of two of our VLGCs.

9. Accrued Expenses

Accrued expenses comprised of the following:

	March 31, 2017	March 31, 2016
Accrued voyage and vessel operating expenses	$2,029,598	$1,644,557
Accrued professional services	1,470,298	1,676,880
Accrued loan and swap interest	999,733	1,664,002
Accrued employee-related costs	786,467	4,231,542
Accrued board of directors' stock-based compensation and fees	88,750	492,652
Other	11,551	11,844
Total	$5,386,397	$9,721,477

10. Long‑Term Debt

Description of our Debt Obligations

2015 Debt Facility

In March 2015, we entered into a $758 million debt financing facility (the “2015 Debt Facility”) with four separate tranches. Commercial debt financing (“Commercial Financing”) of $249 million was provided by ABN AMRO Capital USA LLC (“ABN”); ING Bank N.V., London Branch, ("ING"); DVB Bank SE ("DVB"); Citibank N.A., London Branch (“Citi”); and Commonwealth Bank of Australia, New York Branch, ("CBA"), (collectively the "Commercial Lenders"), while the Export Import Bank of Korea ("KEXIM") directly provided $204 million of financing (“KEXIM Direct Financing”). The remaining $305 million of financing was provided under tranches guaranteed by KEXIM of $202 million (“KEXIM Guaranteed”) and insured by the Korea Trade Insurance Corporation ("K-sure") of $103 million (“K-sure Insured”). Financing under the KEXIM guaranteed and K-sure insured tranches are provided by certain Commercial Lenders; Deutsche Bank AG; and Santander Bank, N.A. The debt financing is secured by, among other things, eighteen of our ECO VLGCs, and represents a loan-to-contract cost ratio before fees of approximately 55%.

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

							Interest Rate at
		Term		Interest Rate Description(1)			March 31, 2017(2)
Tranche 1	Commercial Financing	7	years	London InterBank Offered Rate (“LIBOR”) plus a margin(4)			3.73%
Tranche 2	KEXIM Direct Financing	12	years(3)	LIBOR	plus a margin of	2.45%	3.43%
Tranche 3	KEXIM Guaranteed	12	years(3)	LIBOR	plus a margin of	1.40%	2.38%
Tranche 4	K-sure Insured	12	years(3)	LIBOR	plus a margin of	1.50%	2.48%

(1)

The interest rate of the 2015 Debt Facility on Tranche 1 is determined in accordance with the agreement as three or six month LIBOR plus the applicable margin and the interest rate on Tranches 2, 3 and 4 is determined in accordance with the agreement as three month LIBOR plus the applicable margin for the respective tranches.

(2)	The set LIBOR rate in effect as of March 31, 2017 was 0.98%.

(3)

The KEXIM Direct Financing, KEXIM Guaranteed, and K-Sure tranches have put options to call for the prepayment on the final payment date of the Commercial Financing tranche subject to specific notifications and commitments for refinancing/renewal of the Commercial Financing tranche.

(4)

The Commercial Financing tranche margin over LIBOR is 2.75% and is reduced to 2.50% if 50% or more but less than 75% of the vessels financed in the 2015 Debt Facility are employed under time charters as defined in the agreement and to 2.25% if 75% or more of the vessels financed in the 2015 Debt Facility are employed under time charters as defined in the agreement. As of March 31, 2017, the set margin was 2.75%.

The 2015 Debt Facility is secured by, among other things, (i) first priority Bahamian mortgages on the vessels financed; (ii) first priority assignments of all of the financed vessels’ insurances, earnings, requisition compensation, and management agreements; (iii) first priority security interests in respect of all issued shares or limited liability company interests of the borrowers and vessel-owning guarantors; (iv) first priority charter assignments of all of the financed vessels’ long-term charters; (v) assignments of the interests of any ship manager in the insurances of the financed vessels; (vi) an assignment by the borrower of any bank, deposit or certificate of deposit opened in accordance with the facility; and (vii) a guaranty by the Company guaranteeing the obligations of the borrower and other guarantors under the facility agreement. The 2015 Debt Facility further provides that the facility is to be secured by assignments of the borrower’s rights under any hedging contracts in connection with the facility but such assignments have not been entered into at this time.

Royal Bank of Scotland plc. (“RBS”) secured bank debt

We assumed the debt obligations associated with the financing of the vessels that were acquired through the acquisition of CJNP LPG Transport LLC, CMNL LPG Transport LLC, and CNML LPG Transport LLC. The prior loan arrangements associated with those vessels required approval from the lenders to sell the vessels and agreement from the lenders to transfer the borrowings to another party. As a consequence, the Company and the lender negotiated new borrowing terms in connection with this transaction. The new terms are described below. The total borrowings outstanding immediately prior to the debt modification and immediately after remained the same.

CJNP LPG Transport LLC, CMNL LPG Transport LLC, CNML LPG Transport LLC, and Corsair LPG Transport LLC as joint and several borrowers (Borrowers), and Dorian LPG Ltd. as parent guarantor entered into a loan facility of $135,224,500 (the “RBS Loan Facility”), which replaced the prior borrowing arrangements of the Predecessor. The RBS Loan Facility is divided into three tranches. Tranche A of $47.6 million, Tranche B of $34.5 million and Tranche C of up to $53.1 million and is associated with each of the Captain John NP,  Captain Markos NL and the Captain Nicholas ML, respectively.

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

The 2015 Debt Facility and RBS Loan Facility also contain customary covenants that require us to maintain adequate insurance coverage, properly maintain the vessels and to obtain the lender’s prior consent before changes are made to the flag, class or management of the vessels, or entry into a new line of business. The loan facilities include customary events of default, including those relating to a failure to pay principal or interest, breaches of covenants, representations and warranties, a cross-default to other indebtedness and non-compliance with security documents, and customary restrictions from paying dividends if an event of default has occurred and is continuing, or if an event of default would result therefrom.

Debt Covenants: The following financial covenants are the most restrictive from the 2015 Debt Facility and the RBS Loan Facility with which the Company is required to comply, calculated on a consolidated basis, determined and defined according to the provisions of the loan agreement:

2015 Debt Facility Covenants

•	The ratio of current assets and long-term restricted cash divided by current liabilities shall always be greater than 1.00;

•

Maintain minimum shareholders’ equity at all times equal to the aggregate of (i) $400,000,000, (ii) 50% of any new equity raised after loan agreement date and (iii) 25% of the positive net income for the immediately preceding financial year;

•

Minimum interest coverage ratio of consolidated EBITDA to consolidated net interest expense must be maintained greater than or equal to (i) 1.00 for the 12-month period starting in the calendar quarter following the one in which delivery of the first ship occurs, (ii) 1.50 in the subsequent year, (iii) 2.00 in the third year following the initial period, and (iv) 2.50 thereafter;

•	The ratio of consolidated net debt to consolidated total capitalization shall not exceed 0.60 to 1.00;

•

Liquidity reserve minimum must be the higher of (a) the aggregate of (i) $25 million and (ii) $1,100,000 for every vessel delivered and financed by the 2015 Debt Facility and (b) 5% of the consolidated interest bearing debt outstanding of the Company;

•	Fair market value of the mortgaged ships plus any additional security over outstanding loan balance shall be at least 135%;

RBS Loan Facility Covenants

•	The ratio of cash flow from operations before interest and finance costs to cash debt service costs shall not be less than 1:1;

•	Minimum shareholders' equity, as adjusted for any reduction in vessel fair market value, shall not be less than $85 million;

•	Minimum cash balance of $10 million at the end of each quarter and minimum cash balances of $1.5 million per mortgaged vessel in a pledged account with the lender at all times;

•	The ratio of Total Debt to Shareholders Funds shall not exceed 150% at all times;

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

We entered into a bridge loan agreement and repaid in full the RBS Loan Facility at 96% of the then outstanding principal amount in June 2017. See Note 24 for further details on the bridge loan agreement and the repayment of the RBS Loan Facility. We were in compliance with the financial covenants for the 2015 Debt Facility as of March 31, 2017, which was amended in May 2017. See Note 24 for further details on the amendment.

Debt Obligations

The table below presents our debt obligations:

RBS secured bank debt	March 31, 2017	March 31, 2016
Tranche A	$34,000,000	$37,400,000
Tranche B	25,570,000	28,127,000
Tranche C	40,312,500	43,967,500
Total RBS secured bank debt	$99,882,500	$109,494,500

2015 Debt Facility
Commercial Financing	$227,512,277	$241,442,384
KEXIM Direct Financing	177,680,534	194,827,596
KEXIM Guaranteed	175,773,718	192,736,763
K-sure Insured	89,253,699	97,867,129
Total 2015 Debt Facility	$670,220,228	$726,873,872

Total debt obligations	$770,102,728	$836,368,372
Less: deferred financing fees	20,138,480	23,748,116
Debt obligations—net of deferred financing fees	$749,964,248	$812,620,256

Presented as follows:
Current portion of long-term debt	$65,978,785	$66,265,643
Long-term debt—net of current portion and deferred financing fees	683,985,463	746,354,613
Total	$749,964,248	$812,620,256

Deferred Financing Fees

The analysis and movement of deferred financing fees is presented in the table below:

Financing
costs
Balance, April 1, 2015	$13,296,216
Additions	12,951,085
Amortization	(2,499,185)
Balance, March 31, 2016	$23,748,116
Additions	99,785
Amortization	(3,709,421)
Balance, March 31, 2017	$20,138,480

Additions represent debt issuance costs associated with the 2015 Debt Facility for the years ended March 31, 2017 and 2016, respectively, which have been deferred and are amortized over the life of the agreement and are included as part of interest expense in the consolidated statements of operations.

Future Cash Payments for Debt

The minimum annual principal payments, in accordance with the loan agreements, required to be made after March 31, 2017 are as follows:

Year ending March 31:
2018	$65,978,785
2019	113,634,787
2020	60,021,786
2021	85,714,286
2022	214,581,395
Thereafter	230,171,689
Total	$770,102,728

11. Common Stock

Under the articles of incorporation effective July 1, 2013, the Company’s authorized capital stock consists of 500,000,000 registered shares, par value $0.01 per share, of which 450,000,000 are designated as common share and 50,000,000 shares are designated as preferred shares.

On July 29, 2013, the Company issued the following shares:

•	9,310,054 common shares on completion of its NPP, at NOK75.00 per share, equivalent to USD12.66 per share based on the exchange rate on July 29, 2013

•	4,667,135 common shares to Dorian Holdings

•	4,667,135 common shares to SeaDor Holdings LLC

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

On April 25, 2014, the Company completed a one-for-five reverse stock split and reduced the number of the Company’s issued and outstanding common shares and affected all issued and outstanding common shares, outstanding immediately prior to the effectiveness of the reverse stock split. The number of the Company’s authorized common shares was not affected by the reverse split and the par value of our common shares remained unchanged at $0.01 per share. The reverse stock split reduced the number of the Company’s common shares outstanding at March 31, 2014 from 241,825,149 to 48,365,011 after the cancellation of 19 fractional shares. No fractional shares were issued in connection with the reverse stock split. Shareholders who otherwise held a fractional share of the Company’s common stock as a result of the reverse stock split received a cash payment in lieu of such fractional share. All amounts related to number of shares and per share amounts have been retroactively restated.

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

In June 2014, we granted 655,000 shares of restricted stock to certain of our officers and, in March 2015, we granted 274,000 shares of restricted stock to certain of our employees and non-employee consultants (see Note 12 for further discussion regarding stock-based compensation).

In August 2015, we established a stock repurchase program authorizing the repurchase of up to $100.0 million of our common stock, which expired on December 31, 2016. We repurchased a total of 3,342,035 shares of our common stock for approximately $33.7 million under this program through its expiration. Purchases under the program were made at our discretion in the form of open market repurchase programs, privately negotiated transactions, accelerated share repurchase programs or a combination of these methods.

In June 2016, we granted 250,000 shares of restricted stock to certain of our officers and employees (see Note 12 for further discussion regarding stock-based compensation).

In June 2016, September 2016, December 2016 and March 2017, we granted 6,950, 10,130, 8,695 and 5,995 shares of stock, respectively, to our non-executive directors, which were valued and expensed at their grant date fair market value (see Note 12 for further discussion regarding stock-based compensation).

In December 2016 and March 2017, we granted 1,739 and 1,199 shares of stock, respectively, to a non-employee consultant, which were valued and expensed at their grant date fair market value (see Note 12 for further discussion regarding stock-based compensation).

12. Stock-Based Compensation Plans

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

In June 2016, September 2016, December 2016 and March 2017, we granted 6,950, 10,130, 8,695 and 5,995 shares of stock, respectively, to our non-executive directors, which were valued and expensed at their grant date fair market value.

In December 2016 and March 2017, we granted 1,739 and 1,199 shares of stock, respectively, to a non-employee consultant, which were valued and expensed at their grant date fair market value.

Our stock-based compensation expense was $4.4 million, $4.1 million (including accrued stock-based compensation of $0.5 million for our board of directors) and $2.3 million for the years ended March 31, 2017, 2016, and 2015, respectively, and is included within general and administrative expenses in our accompanying consolidated statements of operations. Unrecognized compensation cost as of March 31, 2017 was $9.7 million and will be recognized over the remaining weighted average life of 1.41 years.

A summary of the activity of our restricted shares as of March 31, 2017 and 2016 and changes during the year ended March 31, 2017 and 2016, are as follows:

		Weighted-Average
		Grant-Date
Incentive Share Awards	Numbers of Shares	Fair Value
Unvested as of April 1, 2015	929,000	$19.70
Granted	—	—
Unvested as of March 31, 2016	929,000	$19.70
Granted	284,708	7.82
Vested	(97,208)	7.82
Forfeited	(1,875)	7.82
Unvested as of March 31, 2017	1,114,625	$17.72

13. Revenues

Revenues comprise the following:

	Year ended
	March 31, 2017	March 31, 2016	March 31, 2015
Net pool revenues—related party	$115,753,153	$202,918,232	$—
Time charter revenues	49,474,510	38,737,172	26,098,290
Voyage charter revenues	1,296,952	46,194,134	77,331,934
Other revenues	922,556	1,358,291	698,925
Total revenues	$167,447,171	$289,207,829	$104,129,149

Time charter revenue included a profit-sharing element of the time charter agreements of $7.8 million for the year ended March 31, 2015. There was no profit-sharing element of the time charter agreements for the years ended March 31, 2017 and 2016. Other revenue represents income from charterers relating to reimbursement of expenses such as costs for security guards and war risk insurance.

14. Voyage Expenses

Voyage expenses comprise the following:

	Year ended
	March 31, 2017	March 31, 2016	March 31, 2015
Bunkers	$804,371	$7,240,544	$15,678,905
Port charges and other related expenses	886,651	2,558,697	3,603,707
Brokers’ commissions	684,302	1,335,584	1,703,589
Security cost	390,330	370,762	709,035
War risk insurances	40,704	219,261	146,320
Other voyage expenses	159,620	339,834	240,300
Total	$2,965,978	$12,064,682	$22,081,856

15. Vessel Operating Expenses

Vessel operating expenses comprise the following:

	Year ended
	March 31, 2017	March 31, 2016	March 31, 2015
Crew wages and related costs	$43,724,030	$31,449,090	$14,529,018
Spares and stores	9,432,845	6,403,785	2,666,100
Insurance	4,668,838	3,527,386	1,343,071
Lubricants	2,742,944	2,489,494	964,951
Repairs and maintenance costs	3,867,993	2,076,576	1,315,028
Miscellaneous expenses	1,671,412	1,173,659	437,997
Total	$66,108,062	$47,119,990	$21,256,165

16. Interest and Finance Costs

Interest and finance costs is comprised of the following:

	Year ended
	March 31, 2017	March 31, 2016	March 31, 2015
Interest incurred	$24,695,674	$14,350,900	$2,657,943
Amortization of financing costs	3,709,421	2,499,185	830,899
Other financing costs	566,847	715,942	301,868
Capitalized interest	—	(4,809,014)	(3,501,620)
Total	$28,971,942	$12,757,013	$289,090

17. Income Taxes

Dorian LPG Ltd. and its vessel-owning subsidiaries are incorporated in the Marshall Islands and under the laws of the Marshall Islands, are not subject to tax on income or capital gains and no Marshall Islands withholding tax will be imposed on dividends paid by the Company to its shareholders. Dorian LPG Ltd. and its vessel-owning subsidiaries are also subject to United States federal income taxation in respect of income that is derived from the international operation of ships and the performance of services directly related thereto attributable to the transport of cargo to or from the United States (“Shipping Income”), unless exempt from United States federal income taxation.

If Dorian LPG Ltd. and its vessel-owning subsidiaries do not qualify for the exemption from tax under Section 883, of the Internal Revenue Code of 1986, as amended, Dorian LPG Ltd. and its subsidiaries will be subject to a 4% tax on its “United States source shipping income,” imposed without the allowance for any deductions. For these purposes, “United States source shipping income” means 50% of the Shipping Income derived by Dorian LPG Ltd. and its vessel-owning subsidiaries that is attributable to transportation that begins or ends, but that does not both begin and end, in the United States.

For our fiscal years ended March 31, 2017, 2016 and 2015, we believe that we qualify, and we expect to qualify, for exemption under Section 883 and as a consequence, our gross United States source shipping income will not be subject to a 4% gross basis tax.

18. Commitments and Contingencies

Operating Leases

Operating lease rent expense was as follows:

	Year ended
	March 31, 2017	March 31, 2016	March 31, 2015
Operating lease rent expense	$415,928	$451,240	$249,331

We had the following commitments as a lessee under operating leases relating to our United States, Greece and United Kingdom offices:

March 31, 2017
Less than one year	$378,679
One to three years	154,629
Total	$533,308

Fixed Time Charter Commitments

We had the following future minimum fixed time charter hire receipts based on non-cancelable long-term fixed time charter contracts:

March 31, 2017
Less than one year	$48,598,113
One to three years	56,311,227
Three to five years	5,828,252
Total	$110,737,592

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

19. Financial Instruments and Fair Value Disclosures

Our principal financial assets consist of cash and cash equivalents, amounts due from related parties, trade accounts receivable and derivative instruments. Our principal financial liabilities consist of long-term debt, derivative instruments, accounts payable, amounts due to related parties and accrued liabilities.

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

(b)

Interest rate risk:  Our long-term bank loans are based on LIBOR and hence we are exposed to movements thereto. We entered into interest rate swap agreements in order to hedge a majority of our variable interest rate exposure related to the RBS Loan Facility and our 2015 Debt Facility. The interest rate swaps related to the RBS Loan Facility were terminated during the year ended March 31, 2017 for $8.1 million.

The principal terms of our interest rate swaps are as follows:

	Transaction	Termination	Fixed	Nominal value	Nominal value
Interest rate swap	Date	Date	interest rate	March 31, 2017	March 31, 2016
RBS - CMNL	July 2013(7)	November 2016(7)	5.395%	—	20,456,000
RBS - CMNL	July 2013(7)	November 2016(7)	4.936%	—	7,671,000
RBS - CJNP	July 2013(7)	November 2016(7)	4.772%	—	27,979,875
RBS - CJNP	July 2013(7)	November 2016(7)	2.960%	—	9,420,125
RBS - CNML	July 2013(7)	November 2016(7)	4.350%	—	43,000,000
2015 Debt Facility - Citibank(1)	September 2015	March 2022	1.933%	200,000,000	200,000,000
2015 Debt Facility - ING(2)	September 2015	March 2022	2.002%	50,000,000	50,000,000
2015 Debt Facility - CBA(3)	October 2015	March 2022	1.428%	71,250,000	82,550,000
2015 Debt Facility - Citibank(4)	October 2015	March 2022	1.380%	106,875,000	123,825,000
2015 Debt Facility - Citibank(5)	June 2016	March 2022	1.213%	67,124,650	—
2015 Debt Facility - Citibank(6)	June 2016	March 2022	1.161%	27,583,142	—
				522,832,792	564,902,000

(1)	Non-amortizing with a final settlement of $200 million in March 2022.
(2)	Non-amortizing with a final settlement of $50 million in March 2022.
(3)	Reduces quarterly by $2.8 million with a final settlement of $17.9 million due in March 2022.
(4)	Reduces quarterly by $4.2 million with a final settlement of $26.9 million due in March 2022.
(5)	Reduces quarterly by $2.0 million with a final settlement of $29.9 million due in March 2022.
(6)	Reduces quarterly by $0.8 million with a final settlement of $12.3 million due in March 2022.
(7)	RBS swaps assumed from Predecessor Businesses in July 2013 and terminated in November 2016.

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

	March 31, 2017		March 31, 2016
	Other non-current assets	Long-term liabilities	Other non-current assets	Long-term liabilities
Derivatives not designated as hedging instruments	Derivative instruments	Derivative instruments	Derivative instruments	Derivative instruments
Interest rate swap agreements	$5,843,368	$—	$—	$21,647,965

The effect of derivative instruments within the consolidated statement of operations for the periods presented is as follows:

Derivatives not designated as hedging instruments	Location of gain/(loss) recognized	March 31, 2017	March 31, 2016	March 31, 2015
Interest Rate Swap—Change in fair value	Unrealized gain/(loss) on derivatives	$27,491,333	$(8,917,503)	$1,331,954
Interest Rate Swap—Realized loss	Realized loss on derivatives	(13,797,478)	(6,858,126)	(5,291,157)
Gain/(loss) on derivatives, net		$13,693,855	$(15,775,629)	$(3,959,203)

As of March 31, 2017 and March 31, 2016, no fair value measurements for assets or liabilities under Level 1 or Level 3 were recognized in the accompanying consolidated balance sheets.

Fair value on a non-recurring basis: For the years ended March 31, 2017, 2016 and 2015, we reviewed the carrying amount and the estimated recoverable amount for each of our vessels. The review for the year ended March 31, 2015 indicated that the carrying amount was not recoverable for our PGC vessel. We prepared future undiscounted cash flows for the PGC vessel as there were indicators of impairment for this size vessel, which provided evidence that the book value was not recoverable. The fair value is considered a Level 2 item in the fair value hierarchy and is based on our best estimate of the value of the vessel, which is supported by independent vessel appraisals. We recognized an impairment loss on this PGC vessel of $1.4 million during the year ended March 31, 2015. No impairment loss was incurred for the years ended March 31, 2017 and 2016.

We did not have any other assets or liabilities measured at fair value on a non-recurring basis during the years ended March 31, 2017, 2016 and 2015.

(d)

Book values and fair values of financial instruments.  In addition to the derivatives that we are required to record at fair value on our balance sheet (see (c) above), we have other financial instruments that are carried at historical cost. These financial instruments include trade accounts receivable, amounts due from related parties, cash and cash equivalents, accounts payable, amounts due to related parties and accrued liabilities for which the historical carrying value approximates the fair value due to the short-term nature of these financial instruments. We also have long-term bank debt for which we believe the historical carrying value approximates their fair value as the loans bear interest at variable interest rates, being LIBOR, which is observable at commonly quoted intervals for the full terms of the loans, and hence are considered as Level 2 items in accordance with the fair value hierarchy. Cash and cash equivalents and restricted cash are considered Level 1 items.

20. Retirement Plans

Defined Contribution Plan

United States-based employees participate in our 401(k) retirement plan and may contribute a portion of their annual compensation to a 401(k) plan on a pre-tax basis, in accordance with Internal Revenue Service guidelines. On behalf of all participants in the plan, we provide a safe harbor contribution subject to certain limitations. Employee contributions and our safe harbor contributions are vested at all times. We recognized and paid compensation expense associated with the safe harbor contributions totaling $0.1 million for each of the years ended March 31, 2017, 2016, and 2015.

Defined Benefit Plan

Our Greece-based employees have a statutory required defined benefit pension plan according to provisions of Greek law 2112/20 covering all eligible employees (the “Greece Plan”). We recognized compensation expense and recorded a corresponding liability associated with our projected benefit obligation to the Greece Plan totaling $0.1 million, $0.2 million, and $0.3 million for the years ended March 31, 2017, 2016, and 2015, respectively.

Other

We contribute to retirement accounts for certain United Kingdom-based employees based on a percentage of their annual salaries. For each of the years ended March 31, 2017, 2016, and 2015, we recognized compensation expense of $0.1 million related to these contributions.

21. Shareholder Rights Plan

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

22. Earnings/(Loss) Per Share (“EPS”)

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

The calculations of basic and diluted EPS for the periods presented were as follows:

	Year ended
(In U.S. dollars except share data)	March 31, 2017	March 31, 2016	March 31, 2015
Numerator:
Net income/(loss)	$(1,441,815)	$129,688,382	$25,260,782
Denominator:
Basic weighted average number of common shares outstanding	54,079,139	56,657,570	56,183,707
Effect of dilutive restricted stock	—	49,524	—
Diluted weighted average number of common shares outstanding	54,079,139	56,707,094	56,183,707
EPS:
Basic	$(0.03)	$2.29	$0.45
Diluted	$(0.03)	$2.29	$0.45

For each of the years ended March 31, 2017 and 2016, there were 1,114,625 and 655,000 shares of unvested restricted stock, respectively, excluded from the calculation of diluted EPS because the effect of their inclusion would be anti-dilutive. There were no shares of unvested restricted stock excluded from the calculation of diluted EPS for the year ended March 31, 2015.

23. Selected Quarterly Financial Information (unaudited)

The following tables summarize the 2017 and 2016 quarterly results:

	Three months ended	Three months ended	Three months ended	Three months ended
	June 30, 2016	September 30, 2016	December 31, 2016	March 31, 2017

Revenues	$50,515,776	$33,611,233	$35,734,988	$47,585,174
Operating income/(loss)	12,413,266	(4,210,840)	(3,453,959)	9,244,855
Net income/(loss)	$(1,291,121)	$(7,145,558)	$5,039,624	$1,955,240
Earnings/(loss) per common share, basic and diluted	$(0.02)	$(0.13)	$0.09	$0.04

	Three months ended	Three months ended	Three months ended	Three months ended
	June 30, 2015	September 30, 2015	December 31, 2015	March 31, 2016

Revenues	$35,642,460	$74,946,432	$93,283,708	$85,335,229
Operating income	13,571,687	48,743,550	54,011,305	42,088,645
Net income	$13,652,883	$41,213,264	$54,661,323	$20,160,912
Earnings per common share, basic and diluted	$0.24	$0.72	$0.97	$0.36

24. Subsequent Events

Amendment to the 2015 Debt Facility

On May 31, 2017, we entered into an agreement to amend the 2015 Debt Facility (the “Amendment”). The Amendment includes the relaxation of certain covenants under the 2015 Debt Facility; the release of $26.8 million of restricted cash as of the date of the Amendment to be applied towards the next two debt principal payments, interest and certain fees; and certain other modifications, including an expanded definition of the components of consolidated liquidity.

The Amendment includes a provision for the reduction of the minimum balance held as restricted cash. The minimum balance of the restricted cash deposited under the Amendment is:

•

the lesser of $18.0 million and $1.0 million per mortgaged vessel under the 2015 Debt Facility at all times from the date of the Amendment (“Amendment Date”) through six months from the Amendment Date;

•	the lesser of $29.0 million and $1.6 million per mortgaged vessel under the 2015 Debt Facility at all times from six months from the Amendment Date through the first anniversary of the Amendment Date;

•	the lesser of $40.0 million and $2.2 million per mortgaged vessel under the 2015 Debt Facility at all times thereafter; and

•

if we complete a common stock offering of at least $50 million, including fees (an “Approved Equity Offering”), the restricted cash shall be calculated as an amount at least equal to 5% of the total principal of the 2015 Debt Facility outstanding, but at no time less than the lesser of $20.0 million and $1.1 million per mortgaged vessel under the 2015 Debt Facility.

The following covenants were relaxed under the Amendment:

•

Minimum interest coverage ratio of consolidated EBITDA to consolidated net interest expense must be maintained greater than or equal to (i) 1.25 at all times prior to and through March 31, 2018, (ii) 1.50 at all times from April 1, 2018 through March 31, 2019, and (iii) 2.50 at all times thereafter; and

•

Fair market value of the mortgaged ships plus any additional security over the outstanding loan balance shall be at least (i) 125% at all times prior to and through March 31, 2018, (ii) 130% at all times from April 1, 2018 through March 31, 2019, (iii) 135% at all times thereafter.

The following negative covenants were added under the Amendment:

•	Restrictions on dividends and stock repurchases until the earlier of (i) an Approved Equity Offering and (ii) the second anniversary of the Amendment Date; and

•	Restrictions on voluntary payments of the RBS Loan Facility, excluding refinancing, until the earlier of (i) an Approved Equity Offering and (ii) the second anniversary of the Amendment Date.

Fees related to the Amendment totaled approximately $1.1 million.

2017 Bridge Loan

On June 8, 2017, we entered into a $97.0 million bridge loan agreement (the “2017 Bridge Loan”) with DNB Capital LLC (“DNB”). The principal amount of the 2017 Bridge Loan is due on or before August 8, 2018 (the “Maturity Date”) and accrues interest on the outstanding principal amount at a rate of LIBOR plus 2.50% for the period ending December 7, 2017; LIBOR plus 4.50% for the period from December 8 until March 7, 2018; LIBOR plus 6.50% for the period March 8, 2018 until June 7, 2018, and 8.50% from June 8, 2018 until the Maturity Date.

The proceeds of the 2017 Bridge Loan were used to repay in full the RBS Loan Facility at 96% of the then outstanding principal amount. The remaining proceeds were used to pay accrued interest, legal, arrangement and advisory fees related to the 2017 Bridge Loan. As part of this transaction, $6.0 million of cash previously restricted under the RBS Loan Facility was released as unrestricted cash for use in operations.

The 2017 Bridge Loan provides that it be secured by, among other things, (i) first priority mortgages on the four VLGCs that were financed under the RBS Loan Facility, (ii) first assignments of all freights, earnings and insurances relating to these four VLGCs, and (iii) pledges of membership interests of the borrowers.

The 2017 Bridge Loan also contains customary covenants that require us to maintain adequate insurance coverage, properly maintain the vessels and to obtain the lender’s prior consent before changes are made to the flag, class or management of the vessels. The 2017 Bridge Loan includes customary events of default, including those relating to a failure to pay principal or interest, breaches of covenants, representations and warranties, a cross-default to other indebtedness and non-compliance with security documents, and customary restrictions on the borrowers from paying dividends if an event of default has occurred and is continuing, or if an event of default would result therefrom.

The following financial covenants are the most restrictive from the 2017 Bridge Loan with which the Company is required to comply, calculated on a consolidated basis, determined and defined according to the provisions of the loan agreement:

•

Consolidated liquidity of at least $50.0 million, provided cash and cash equivalents, including restricted cash and all cash held in accounts by Helios LPG Pool LLC attributable to the vessels owned directly or indirectly by us, including no less than $10.0 million of which shall at all times be held on a freely available and unencumbered basis;

•	The ratio of consolidated net debt to consolidated total capitalization shall not exceed 0.60 to 1.00;

•

Minimum interest coverage ratio of consolidated EBITDA to consolidated net interest expense must be maintained greater than or equal to (i) 1.25 until and including the quarter ended March 31, 2018, and (ii) 1.50 thereafter;

•

Minimum shareholders' equity must be equal to the aggregate of (i) $400.0 million, (ii) 50% of new equity raised after June 8, 2017, and (iii) 25% of the positive net income for the immediately preceding fiscal year;

•	The ratio of current assets and long-term restricted cash divided by current liabilities less the current portion of long-term debt shall always be greater than 1.00; and

•	The ratio of the aggregate market value of the vessels securing the loan to the principal amount outstanding under such loan at all times shall be in excess of 150%.