Form 10-Q
period 2017-06-30
DORIAN LPG LTD.
filed 2017-07-31
CIK 1596993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
Smaller reporting company ☐	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of July 24, 2017, there were 55,105,318 shares of the registrant’s common stock outstanding.

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

These risks include the risks that are identified in the “Risk Factors” section of this quarterly report and of our Annual Report on Form 10-K for the fiscal year ended March 31, 2017, and also include, among others, risks associated with the following:

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

Actual results could differ materially from expectations expressed in the forward-looking statements in this quarterly report if one or more of the underlying assumptions or expectations proves to be inaccurate or is not realized. You should thoroughly read this quarterly report with the understanding that our actual future results may be materially different from and worse than what we expect. Other sections of this quarterly report include additional factors that could adversely impact our business and financial performance. Moreover, we operate in an evolving environment. New risk factors and uncertainties emerge from time to time and it is not possible for our management to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We qualify all of the forward-looking statements by these cautionary statements.

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

Dorian LPG Ltd.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dorian LPG Ltd.

Unaudited Condensed Consolidated Balance Sheets

(Expressed in United States Dollars, except for share data)

	As of	As of
	June 30, 2017	March 31, 2017
Assets
Current assets
Cash and cash equivalents	$35,363,045	$17,018,552
Trade receivables, net and accrued revenues	2,730	11,030
Prepaid expenses and other receivables	2,688,092	1,903,804
Due from related parties	37,441,188	42,457,000
Inventories	2,458,407	2,580,742
Total current assets	77,953,462	63,971,128
Fixed assets
Vessels, net	1,587,588,137	1,603,469,247
Other fixed assets, net	246,628	317,348
Total fixed assets	1,587,834,765	1,603,786,595
Other non-current assets
Deferred charges, net	1,900,452	1,884,174
Derivative instruments	3,883,944	5,843,368
Due from related parties—non-current	19,800,000	19,800,000
Restricted cash	18,075,146	50,874,146
Other non-current assets	78,879	75,469
Total assets	$1,709,526,648	$1,746,234,880
Liabilities and shareholders’ equity
Current liabilities
Trade accounts payable	$4,451,775	$7,075,622
Accrued expenses	6,412,584	5,386,397
Due to related parties	33,212	11,162
Deferred income	7,610,612	7,313,048
Current portion of long-term debt	45,658,482	65,978,785
Total current liabilities	64,166,665	85,765,014
Long-term liabilities
Long-term debt—net of current portion and deferred financing fees	674,665,830	683,985,463
Derivative instruments	410,767	—
Other long-term liabilities	532,323	482,685
Total long-term liabilities	675,608,920	684,468,148
Total liabilities	739,775,585	770,233,162
Commitments and contingencies
Shareholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued nor outstanding	—	—
Common stock, $0.01 par value, 450,000,000 shares authorized, 58,610,665 and 58,342,201 shares issued, 55,105,318 and 54,974,526 shares outstanding (net of treasury stock), as of June 30, 2017 and March 31, 2017, respectively	586,107	583,422
Additional paid-in-capital	854,495,905	852,974,373
Treasury stock, at cost; 3,505,347 and 3,367,675 shares as of June 30, 2017 and March 31, 2017, respectively	(34,982,171)	(33,897,269)
Retained earnings	149,651,222	156,341,192
Total shareholders’ equity	969,751,063	976,001,718
Total liabilities and shareholders’ equity	$1,709,526,648	$1,746,234,880

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dorian LPG Ltd.

Unaudited Condensed Consolidated Statements of Operations

(Expressed in United States Dollars)

	Three months ended
	June 30, 2017	June 30, 2016
Revenues
Net pool revenues—related party	$28,475,359	$37,659,385
Time charter revenues	12,564,655	12,532,351
Other revenues, net	(14,542)	324,040
Total revenues	41,025,472	50,515,776
Expenses
Voyage expenses	239,445	755,804
Vessel operating expenses	16,885,289	16,095,552
Depreciation and amortization	16,293,158	16,192,745
General and administrative expenses	8,534,909	5,611,310
Total expenses	41,952,801	38,655,411
Other income—related parties	633,883	552,901
Operating income/(loss)	(293,446)	12,413,266
Other income/(expenses)
Interest and finance costs	(7,477,734)	(7,038,209)
Interest income	15,816	23,178
Unrealized loss on derivatives	(2,370,191)	(4,369,859)
Realized loss on derivatives	(612,863)	(2,256,788)
Gain on early extinguishment of debt	4,117,364	—
Foreign currency loss, net	(68,916)	(62,709)
Total other income/(expenses), net	(6,396,524)	(13,704,387)
Net loss	$(6,689,970)	$(1,291,121)
Loss per common share—basic	$(0.12)	$(0.02)
Loss per common share—diluted	$(0.12)	$(0.02)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Dorian LPG Ltd.

Unaudited Condensed Consolidated Statements of Shareholders’ Equity

(Expressed in United States Dollars, except for number of shares)

	Number of			Additional
	common	Common	Treasury	paid-in	Retained
	shares	stock	stock	capital	Earnings	Total
Balance, April 1, 2016	58,057,493	$580,575	$(20,943,816)	$848,179,471	$157,783,007	$985,599,237
Net loss for the period	—	—	—	—	(1,291,121)	(1,291,121)
Restricted share award issuances	256,950	2,570	—	(2,570)	—	—
Stock-based compensation	—	—	—	1,421,636	—	1,421,636
Purchase of treasury stock	—	—	(11,853,983)	—	—	(11,853,983)
Balance, June 30, 2016	58,314,443	$583,145	$(32,797,799)	$849,598,537	$156,491,886	$973,875,769

	Number of			Additional
	common	Common	Treasury	paid-in	Retained
	shares	stock	stock	capital	Earnings	Total
Balance, April 1, 2017	58,342,201	$583,422	$(33,897,269)	$852,974,373	$156,341,192	$976,001,718
Net loss for the period	—	—	—	—	(6,689,970)	(6,689,970)
Restricted share award issuances	268,464	2,685	—	(2,685)	—	—
Stock-based compensation	—	—	—	1,524,217	—	1,524,217
Purchase of treasury stock	—	—	(1,084,902)	—	—	(1,084,902)
Balance, June 30, 2017	58,610,665	$586,107	$(34,982,171)	$854,495,905	$149,651,222	$969,751,063

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Dorian LPG Ltd.

Unaudited Condensed Consolidated Statements of Cash Flows

(Expressed in United States Dollars)

	Three months ended
	June 30, 2017	June 30, 2016
Cash flows from operating activities:
Net loss	$(6,689,970)	$(1,291,121)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	16,293,158	16,192,745
Amortization of financing costs	1,098,827	948,407
Unrealized (gain)/loss on derivatives	2,370,191	4,369,859
Stock-based compensation expense	1,524,217	1,009,798
Gain on early extinguishment of debt	(4,117,364)	—
Unrealized foreign currency (gain)/loss, net	(75,142)	88,067
Other non-cash items	15,689	20,953
Changes in operating assets and liabilities
Trade receivables, net and accrued revenue	8,300	18,482
Prepaid expenses and other receivables	(784,288)	(35,827)
Due from related parties	5,015,812	8,830,603
Inventories	122,335	156,030
Other non-current assets	(3,410)	608
Trade accounts payable	(2,511,722)	(212,475)
Accrued expenses and other liabilities	516,824	(198,144)
Due to related parties	22,050	(115,926)
Payments for drydocking costs	(395,189)	—
Net cash provided by operating activities	12,410,318	29,782,059
Cash flows from investing activities:
Capital expenditures	(276,396)	(1,241,220)
Restricted cash deposits	(1,000)	—
Restricted cash released	32,800,000	—
Payments to acquire other fixed assets	—	(606)
Net cash provided by/(used in) investing activities	32,522,604	(1,241,826)
Cash flows from financing activities:
Proceeds from long-term debt borrowings	97,000,000	—
Repayment of long-term debt borrowings	(120,738,340)	(15,657,054)
Purchase of treasury stock	(350,279)	(11,853,983)
Financing costs paid	(2,541,005)	(42,047)
Net cash used in financing activities	(26,629,624)	(27,553,084)
Effects of exchange rates on cash and cash equivalents	41,195	(77,911)
Net increase in cash and cash equivalents	18,344,493	909,238
Cash and cash equivalents at the beginning of the period	17,018,552	46,411,962
Cash and cash equivalents at the end of the period	$35,363,045	$47,321,200

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Dorian LPG Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

(Expressed in United States Dollars)

1. Basis of Presentation and General Information

Dorian LPG Ltd. (“Dorian”) was incorporated on July 1, 2013 under the laws of the Republic of the Marshall Islands, is headquartered in the United States and is engaged in the transportation of liquefied petroleum gas ("LPG") worldwide. Specifically, Dorian and its subsidiaries (together "we", "us", "our", or the "Company") are focused on owning and operating very large gas carriers ("VLGCs"), each with a cargo carrying capacity of greater than 80,000 cbm, in the LPG shipping industry. Our fleet currently consists of twenty-two VLGCs, including nineteen fuel-efficient 84,000 cbm ECO-design VLGCs (“ECO VLGCs”) and three 82,000 cbm VLGCs.

On April 1, 2015, Dorian and Phoenix Tankers Pte. Ltd. (“Phoenix”) began operations of Helios LPG Pool LLC (the “Helios Pool”), which entered into pool participation agreements for the purpose of establishing and operating, as charterer, under variable rate time charters to be entered into with owners or disponent owners of VLGCs, a commercial pool of VLGCs whereby revenues and expenses are shared. Refer to Note 3 below for further description of the Helios Pool.

The accompanying unaudited interim condensed consolidated financial statements and related notes (the "Financial Statements") have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments, consisting of normal recurring items, necessary for a fair presentation of financial position, operating results and cash flows have been included in the Financial Statements. The Financial Statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended March 31, 2017 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 14, 2017.

Our interim results are subject to seasonal and other fluctuations, and the operating results for any quarter are therefore not necessarily indicative of results that may be otherwise expected for the entire year.

Our subsidiaries as of June 30, 2017, which are all wholly-owned and are incorporated in Republic of the Marshall Islands (unless otherwise noted), are listed below.

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
Dorian LPG Management Corp.
Dorian LPG (USA) LLC (incorporated in USA)
Dorian LPG (UK) Ltd. (incorporated in UK)
Dorian LPG Finance LLC
Occident River Trading Limited (incorporated in UK)

Dormant Subsidiaries

Subsidiary
SeaCor LPG I LLC
SeaCor LPG II LLC
Capricorn LPG Transport LLC
Constitution LPG Transport LLC
Grendon Tanker LLC

(1)	CBM: Cubic meters, a standard measure for LPG tanker capacity

2. Significant Accounting Policies

The same accounting policies have been followed in these unaudited interim condensed consolidated financial statements as were applied in the preparation of our audited financial statements for the year ended March 31, 2017 (refer to Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2017).

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

In July 2015, the FASB issued accounting guidance requiring entities to measure most inventory at the lower of cost and net realizable value. The pronouncement is effective prospectively for annual periods beginning after December 15, 2016, and interim periods within that reporting period. The impact of the adoption of this amended guidance did not have a material effect on our financial statements.

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

3. Transactions with Related Parties

Dorian (Hellas), S.A.

Pursuant to management agreements entered into by each of our then vessel owning subsidiaries on July 26, 2013, as amended, with Dorian (Hellas) S.A. (“DHSA”), the technical, crew and commercial management as well as insurance and accounting services of our vessels was outsourced to DHSA. In addition, under these management agreements, strategic and financial services had also been outsourced to DHSA. DHSA had entered into agreements with each of Eagle Ocean Transport Inc. (“Eagle Ocean Transport”) and Highbury Shipping Services Limited (“HSSL”) to provide certain of these services on behalf of our then vessel owning companies. Mr. John Hadjipateras, our Chairman, President and Chief Executive Officer, owns 100% of Eagle Ocean Transport, and our Vice President of Chartering, Insurance and Legal, Nigel Grey‑Turner, owns 100% of HSSL.  As of July 1, 2014, vessel management services and the associated agreements for our fleet were transferred from DHSA and are now provided through our wholly-owned subsidiaries Dorian LPG (USA) LLC, Dorian LPG (UK) Ltd. and Dorian LPG Management Corp. Subsequent to the transition agreements, Eagle Ocean Transport continues to incur related travel costs for certain transitioned employees as well as office-related costs, for which we reimbursed Eagle Ocean Transport $0.1 million for both the three months ended June 30, 2017 and 2016. Such expenses are reimbursed based on their actual cost.

Dorian LPG (USA) LLC and its subsidiaries entered into an agreement with DHSA, retroactive to July 2014 and superseding an agreement between Dorian LPG (UK) Ltd. and DHSA, for the provision by Dorian LPG (USA) LLC and its subsidiaries of certain chartering and marine operation services to DHSA, for which income was earned and included in “Other income-related parties” totaling $0.1 million for both the three months ended June 30, 2017 and 2016.

As of June 30, 2017, $0.9 million was due from DHSA and included in “Due from related parties” in the unaudited interim condensed consolidated balance sheets. As of March 31, 2017, $0.8 million was due from DHSA and included in “Due from related parties” in the audited consolidated balance sheets.

Helios LPG Pool LLC

On April 1, 2015, Dorian and Phoenix began operations of the Helios Pool, which entered into pool participation agreements for the purpose of establishing and operating, as charterer, under variable rate time charters to be entered into with owners or disponent owners of VLGCs, a commercial pool of VLGCs whereby revenues and expenses are shared. We hold a 50% interest in the Helios Pool as a joint venture with Phoenix and all significant rights and obligations are equally shared by both parties. All profits of the Helios Pool are distributed to the pool participants based on pool points assigned to each vessel as variable charter hire and, as a result, there are no profits available to the equity investors as a share of equity. We have determined that the Helios Pool is a variable interest entity as it does not have sufficient equity at risk. We do not consolidate the Helios Pool because we are not the primary beneficiary and do not have a controlling financial interest. In consideration of Accounting Standards Codification (“ASC”) 810-10-50-4e, the significant factors considered and judgments made in determining that the power to direct the activities of the Helios Pool that most significantly impact the entity’s economic performance are shared, in that all significant performance activities which relate to approval of pool policies and strategies related to pool customers and the marketing of the pool for the procurement of customers for the pool vessels, addition of new pool vessels and the pool cost management, require unanimous board consent from a board consisting of two members from each joint venture investor. Further, in accordance with the guidance in ASC 810-10-25-38D, the Company and Phoenix are not related parties as defined in ASC 850 nor are they de facto agents pursuant to ASC 810-10, the power over the significant activities of the Helios Pool is shared, and no party is the primary beneficiary in the Helios Pool, or has a controlling financial interest. In March 2016, the Helios Pool reached an agreement with Oriental Energy Company Ltd. ("Oriental Energy") whereby Oriental Energy would contribute certain vessels to the Helios Pool, have certain of its vessels time chartered by the Helios Pool and simultaneously enter into a multi-year contract of affreightment covering Oriental Energy’s shipments from the United States Gulf. The agreement with Oriental Energy had no impact on the ownership structure or the power to direct significant activities of the Helios Pool. As of June 30, 2017, the Helios Pool operated twenty-nine VLGCs, including eighteen of our vessels, six Oriental Energy vessels and five Phoenix vessels.

As of June 30, 2017, we had receivables from the Helios Pool of $56.3 million, including $19.8 million of working capital contributed for the operation of our vessels in the pool. As of March 31, 2017, we had receivables from the Helios Pool of $61.4 million, including $19.8 million of working capital contributed for the operation of our vessels in the pool. Our maximum exposure to losses from the pool as of June 30, 2017 is limited to the receivables from the pool. The Helios Pool does not have any third-party debt obligations. The Helios Pool has entered into commercial management agreements with each of Dorian LPG (UK) Ltd. and Phoenix as commercial managers and has appointed both commercial managers as the exclusive commercial managers of pool vessels. Fees for commercial management services provided by Dorian LPG (UK) Ltd. are included in “Other income-related parties” in the unaudited interim condensed consolidated statement of operations and were $0.5 million for both the three months ended June 30, 2017 and 2016. Additionally, we receive a fixed reimbursement of expenses such as costs for security guards and war risk insurance for vessels operating in high risk areas from the Helios Pool, for which we earned less than $0.1 million for the three months ended June 30, 2017 and $0.3 million for the three months ended June 30, 2016, and are included in “Other revenues” in the unaudited interim condensed consolidated statement of operations.

Through our vessel owning subsidiaries, we have chartered vessels to the Helios Pool during the three months ended June 30, 2017. The time charter revenue from the Helios Pool is variable depending upon the net results of the pool, operating days and pool points for each vessel. The Helios Pool enters into voyage and time charters with external parties and receives freight and related revenue and, where applicable, incurs voyage costs such as bunkers, port costs and commissions. At the end of each month, the Helios Pool calculates net pool revenues using gross revenues, less voyage expenses of all the pool vessels, less fixed time charter hire for any chartered-in vessels, less the general and administrative expenses of the pool. Net pool revenues, less any amounts required for working capital of the Helios Pool, are distributed as variable rate time charter hire for the relevant vessel to participants based on pool points (vessel attributes such as cargo carrying capacity, fuel consumption, and speed are taken into consideration) and number of days the vessel participated in the pool in the period. We recognize net pool revenues on a monthly basis, when the vessel has participated in the pool during the period and the amount of net pool revenues for the month can be estimated reliably. Revenue earned is presented in Note 8.

4. Deferred Charges, Net

The analysis and movement of deferred charges is presented in the table below:

Drydocking
costs
Balance, April 1, 2017	$1,884,174
Additions	138,921
Amortization	(122,643)
Balance, June 30, 2017	$1,900,452

5. Vessels, Net

		Accumulated
	Cost	depreciation	Net book Value
Balance, April 1, 2017	$1,728,769,295	$(125,300,048)	$1,603,469,247
Other additions	218,685	—	218,685
Depreciation	—	(16,099,795)	(16,099,795)
Balance, June 30, 2017	$1,728,987,980	$(141,399,843)	$1,587,588,137

Additions to vessels, net were largely due to capital improvements made to one of our VLGCs during the three months ended June 30, 2017. Vessels, with a total carrying value of $1,587.6 million and $1,603.5 million as of June 30, 2017 and March 31, 2017, respectively, are first‑priority mortgaged as collateral for our long-term debt facilities (refer to Note 6 below). No impairment loss was recorded for the periods presented.

6. Long-term Debt

RBS Loan Facility

Refer to Note 10 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2017 for information on our term loans with the Royal Bank of Scotland (the “RBS Loan Facility”). We repaid in full the RBS Loan Facility at 96% of the then outstanding principal amount using proceeds from a bridge loan agreement entered into on June 8, 2017. Refer to “2017 Bridge Loan” below for further details.

2017 Bridge Loan

On June 8, 2017, we entered into a $97.0 million bridge loan agreement (the “2017 Bridge Loan”) with DNB Capital LLC. The principal amount of the 2017 Bridge Loan is due on or before August 8, 2018 (the “Maturity Date”) and accrues interest on the outstanding principal amount at a rate of LIBOR plus 2.50% for the period ending December 7, 2017; LIBOR plus 4.50% for the period from December 8 until March 7, 2018; LIBOR plus 6.50% for the period March 8, 2018 until June 7, 2018, and 8.50% from June 8, 2018 until the Maturity Date.

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

The following financial covenants are the most restrictive from the 2017 Bridge Loan with which the Company is required to comply, calculated on a consolidated basis, determined and defined according to the provisions of the loan agreement:

•

Consolidated liquidity shall be at least $50.0 million, of which an amount at least equal to $10.0 million shall be held by the Parent Guarantor (as defined in the 2017 Bridge Loan agreement) on a freely available and unencumbered basis, and shall mean, on a consolidated basis, the sum of (a) cash and (b) cash equivalents, in each case held by the Parent Guarantor on a freely available and unencumbered basis, provided, that (1) cash and cash equivalents shall at all times be deemed to include cash held in the Earnings Accounts (as defined in the 2015 Debt Facility agreement), (2) cash and cash equivalents shall at all times be deemed to include all cash amounts on the balance sheet of the Parent Guarantor, and (3) at all times prior to and through May 31, 2018 only,  all cash held in accounts by Helios LPG Pool LLC attributable to the vessels owned directly or indirectly by the Parent Guarantor or its subsidiaries;

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

2015 Debt Facility

Refer to Notes 10 and 24 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2017 for information on our $758 million debt financing facility that we entered into in March 2015 with a group of banks and financial institutions (the “2015 Debt Facility”). We entered into an agreement to amend the 2015 Debt Facility on May 31, 2017. Refer to “Amendment to the 2015 Debt Facility” below for more information.

Amendment to the 2015 Debt Facility

On May 31, 2017, we entered into an agreement to amend the 2015 Debt Facility (the “Amendment”). The Amendment includes the relaxation of certain covenants under the 2015 Debt Facility; the release of $26.8 million of restricted cash as of the date of the Amendment to be applied towards the next two debt principal payments, interest and certain fees; and certain other modifications, including an expanded definition of the components of consolidated liquidity to include all cash held in accounts by Helios LPG Pool LLC attributable to the vessels owned directly or indirectly by us.

The Amendment also includes a provision for the reduction of the minimum balance held as restricted cash. The minimum balance of the restricted cash deposited under the Amendment is:

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

The following negative covenants were added under the Amendment:

•	Restrictions on dividends and stock repurchases until the earlier of (i) an Approved Equity Offering and (ii) the second anniversary of the Amendment Date; and

•	Restrictions on voluntary payments of the RBS Loan Facility, excluding refinancing, until the earlier of (i) an Approved Equity Offering and (ii) the second anniversary of the Amendment Date.

Fees related to the Amendment totaled approximately $1.1 million.

Debt Obligations

The table below presents our debt obligations:

RBS Loan Facility	June 30, 2017	March 31, 2017
Tranche A	$—	$34,000,000
Tranche B	—	25,570,000
Tranche C	—	40,312,500
Total RBS Loan Facility	$—	$99,882,500

2017 Bridge Loan	$97,000,000	$—

2015 Debt Facility
Commercial Financing	$219,362,501	$227,512,277
KEXIM Direct Financing	167,710,376	177,680,534
KEXIM Guaranteed	172,450,332	175,773,718
K-sure Insured	85,897,019	89,253,699
Total 2015 Debt Facility	$645,420,228	$670,220,228

Total debt obligations	$742,420,228	$770,102,728
Less: deferred financing fees	22,095,916	20,138,480
Debt obligations—net of deferred financing fees	$720,324,312	$749,964,248

Presented as follows:
Current portion of long-term debt	$45,658,482	$65,978,785
Long-term debt—net of current portion and deferred financing fees	674,665,830	683,985,463
Total	$720,324,312	$749,964,248

Deferred Financing Fees

The analysis and movement of deferred financing fees is presented in the table below:

Financing
costs
Balance, April 1, 2017	$20,138,480
Additions	2,883,059
Amortization	(1,098,827)
Gain on early extinguishment of debt	173,204
Balance, June 30, 2017	$22,095,916

7. Stock-Based Compensation Plans

Our stock-based compensation expense is included within general and administrative expenses in the unaudited interim condensed consolidated statements of operations and was $1.5 million and $1.0 million for the three months ended June 30, 2017 and 2016, respectively. Unrecognized compensation cost was $9.7 million as of June 30, 2017 and will be recognized over the remaining weighted average life of 1.63 years. For more information on our equity incentive plan, refer to Note 12 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2017.

In June 2017, we granted 259,800 shares of restricted stock to certain of our officers and employees. One-fourth of these restricted shares vested immediately on the grant date, one-fourth will vest one year after grant date, one-fourth will vest two years after grant date, and one-fourth will vest three years after grant date. The restricted shares were valued at their grant date fair market value and are expensed on a straight-line basis over the vesting periods.

In June 2017, we granted 7,220 shares of stock to our non-executive directors, which were valued and expensed at their grant date fair market value.

In June 2017, we granted 1,444 shares of stock to a non-employee consultant, which were valued and expensed at their grant date fair market value.

A summary of the activity of restricted shares awarded under our equity incentive plan as of June 30, 2017 and changes during the three months ended June 30, 2017, is as follows:

		Weighted-Average
		Grant-Date
Incentive Share Awards	Numbers of Shares	Fair Value
Unvested as of April 1, 2017	1,114,625	$17.72
Granted	268,464	7.35
Vested	(353,823)	17.10
Unvested as of June 30, 2017	1,029,266	$15.23

8. Revenues

Revenues comprise the following:

	Three months ended
	June 30, 2017	June 30, 2016
Net pool revenues—related party	$28,475,359	$37,659,385
Time charter revenues	12,564,655	12,532,351
Other revenues, net	(14,542)	324,040
Total revenues	$41,025,472	$50,515,776

Net pool revenues—related party depend upon the net results of the Helios Pool, operating days and pool points for each vessel. Refer to Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2017.

Other revenues, net represent income from charterers relating to reimbursement of voyage expenses such as costs for security guards and war risk insurance.

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

(b) Interest rate risk:  Our long‑term bank loans are based on LIBOR and hence we are exposed to movements thereto. We entered into interest rate swap agreements in order to hedge a majority of our variable interest rate exposure related to our 2015 Debt Facility. In September 2015, we entered into interest rate swaps with Citibank N.A. (“Citibank”) and ING Bank N.V. (“ING”) to effectively convert a notional amount of $200 million and $50 million, respectively, of debt related to our 2015 Debt Facility from a floating rate to a fixed rate of 1.93% and 2.00%, respectively, each with a termination date of March 23, 2022. In October 2015, we entered into interest rate swaps with the Commonwealth Bank of Australia (“CBA”) and Citibank to effectively convert amortizing notional amounts of $85.7 million and $128.6 million, respectively, of debt related to our 2015 Debt Facility from a floating rate to a fixed rate of 1.43% and 1.38%, respectively, each with a termination date of March 23, 2022. In June 2016, we entered into two interest rate swaps with Citibank to effectively convert amortizing notional amounts of $73.0 million and $30.0 million, respectively, of debt related to our 2015 Debt Facility from a floating rate to a fixed rate of 1.21% and 1.16%, respectively, each with a termination date of March 23, 2022.

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

	June 30, 2017		March 31, 2017
	Other non-current assets	Long-term liabilities	Other non-current assets	Long-term liabilities
Derivatives not designated as hedging instruments	Derivative instruments	Derivative instruments	Derivative instruments	Derivative instruments
Interest rate swap agreements	$3,883,944	$410,767	$5,843,368	$—

The effect of derivative instruments within the unaudited interim condensed consolidated statements of operations for the periods presented is as follows:

		Three months ended
Derivatives not designated as hedging instruments	Location of gain/(loss) recognized	June 30, 2017	June 30, 2016
Interest Rate Swap—Change in fair value	Unrealized loss on derivatives	$(2,370,191)	$(4,369,859)
Interest Rate Swap—Realized loss	Realized loss on derivatives	(612,863)	(2,256,788)
Gain/(loss) on derivatives, net		$(2,983,054)	$(6,626,647)

As of June 30, 2017 and March 31, 2017, no fair value measurements for assets or liabilities under Level 1 or Level 3 were recognized in the accompanying consolidated balance sheets. We did not have any other assets or liabilities measured at fair value on a non-recurring basis during the three months ended June 30, 2017 and 2016.

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

The calculations of basic and diluted EPS for the periods presented are as follows:

	Three months ended
(In U.S. dollars except share data)	June 30, 2017	June 30, 2016
Numerator:
Net loss	$(6,689,970)	$(1,291,121)
Denominator:
Basic weighted average number of common shares outstanding	53,875,292	54,740,984
Effect of dilutive restricted stock	—	—
Diluted weighted average number of common shares outstanding	53,875,292	54,740,984
EPS:
Basic	$(0.12)	$(0.02)
Diluted	$(0.12)	$(0.02)

For the three months ended June 30, 2017 and 2016, there were 1,029,266 and 1,115,000 shares of unvested restricted stock, respectively, which were excluded from the calculation of diluted EPS because the effect of their inclusion would be anti-dilutive.

11. Commitments and Contingencies

Operating Leases

Operating lease rent expense was as follows:

	Three months ended
	June 30, 2017	June 30, 2016
Operating lease rent expense	$106,192	$115,030

We had the following commitments as a lessee under operating leases relating to our United States, Greece and United Kingdom offices:

June 30, 2017
Less than one year	$306,153
One to three years	119,614
Total	$425,767

Fixed Time Charter Contracts

We had the following future minimum fixed time charter hire receipts based on non-cancelable long-term fixed time charter contracts:

June 30, 2017
Less than one year	$47,473,113
One to three years	46,936,227
Three to five years	3,443,252
Total	$97,852,592

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

The Rights will expire on August 31, 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward‑looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under "Item 1A. Risk Factors" herein and in our Annual Report on Form 10-K for the year ended March 31, 2017, our actual results may differ materially from those anticipated in these forward‑looking statements. Please also see the section "Forward-Looking Statements" included in this quarterly report.

Overview

We are a Marshall Islands corporation headquartered in the United States and primarily focused on owning and operating VLGCs, each with a cargo‑carrying capacity of greater than 80,000 cbm, in the LPG shipping industry. Our fleet currently consists of twenty-two VLGC carriers, including nineteen fuel-efficient 84,000 cbm ECO VLGCs and three 82,000 cbm VLGCs.

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

On April 1, 2015, Dorian and Phoenix began operations of the Helios Pool, which entered into pool participation agreements for the purpose of establishing and operating, as charterer, under a variable rate time charter to be entered into with owners or disponent owners of VLGCs, a commercial pool of VLGCs whereby revenues and expenses are shared. The vessels entered into the Helios Pool may operate either in the spot market, pursuant to contracts of affreightment, or COAs, or on time charters of two years' duration or less. As of July 24, 2017,  eighteen of our twenty-two VLGCs were employed in the Helios Pool.

Our customers, either directly or through the Helios Pool, include or have included global energy companies such as Exxon Mobil Corp., China International United Petroleum & Chemicals Co., Ltd., Royal Dutch Shell plc, Statoil ASA, and Oriental Energy, commodity traders such as Itochu Corporation and the Vitol Group and importers such as E1 Corp., SK Gas Co. Ltd. and Indian Oil Corporation.

We intend to pursue a balanced chartering strategy by employing our vessels on a mix of multi-year time charters, some of which may include a profit-sharing component, shorter-term time charters, spot market voyages and COAs. Currently, four of our VLGCs are on fixed-rate time charters outside of the Helios Pool and four of our VLGCs are on Pool-TCO within the Helios Pool. See “Our Fleet” below for more information and the definition of Pool-TCO.

Selected Financial Data

The following table presents our selected financial data and other information for the three months ended June 30, 2017 and 2016, and as of June 30, 2017 and March 31, 2017, and should be read in conjunction with our unaudited interim condensed consolidated financial statements and other financial information included in this quarterly report.

	Three months ended
(in U.S. dollars, except fleet data)	June 30, 2017	June 30, 2016
Statement of Operations Data
Revenues	$41,025,472	$50,515,776
Expenses
Voyage expenses	239,445	755,804
Vessel operating expenses	16,885,289	16,095,552
Depreciation and amortization	16,293,158	16,192,745
General and administrative expenses	8,534,909	5,611,310
Total expenses	41,952,801	38,655,411
Other income—related parties	633,883	552,901
Operating income/(loss)	(293,446)	12,413,266
Other income/(expenses)
Interest and finance costs	(7,477,734)	(7,038,209)
Interest income	15,816	23,178
Unrealized loss on derivatives	(2,370,191)	(4,369,859)
Realized loss on derivatives	(612,863)	(2,256,788)
Gain on early extinguishment of debt	4,117,364	—
Foreign currency loss, net	(68,916)	(62,709)
Total other income/(expenses), net	(6,396,524)	(13,704,387)
Net loss	$(6,689,970)	$(1,291,121)
Loss per common share—basic	$(0.12)	$(0.02)
Loss per common share—diluted	$(0.12)	$(0.02)
Other Financial Data
Adjusted EBITDA(1)	$17,470,829	$29,576,278
Fleet Data
Calendar days(2)	2,002	2,002
Available days(3)	2,002	2,002
Operating days(4)(7)	1,794	1,885
Fleet utilization(5)(7)	89.6%	94.2%
Average Daily Results
Time charter equivalent rate(6)(7)	$22,735	$26,398
Daily vessel operating expenses(8)	$8,434	$8,040

	Dorian LPG Ltd.
	As of	As of
(in U.S. dollars)	June 30, 2017	March 31, 2017
Balance Sheet Data
Cash and cash equivalents	$35,363,045	$17,018,552
Restricted cash, non – current	18,075,146	50,874,146
Total assets	1,709,526,648	1,746,234,880
Current portion of long-term debt	45,658,482	65,978,785
Long-term debt—net of current portion and deferred financing fees	674,665,830	683,985,463
Total liabilities	739,775,585	770,233,162
Total shareholders’ equity	$969,751,063	$976,001,718

(1)

Adjusted EBITDA is a non-GAAP financial measure and represents net income/(loss) before interest and finance costs, unrealized (gain)/loss on derivatives, realized loss on derivatives, gain on early extinguishment of debt, stock-based compensation expense, impairment, and depreciation and amortization and is used as a supplemental financial measure by management to assess our financial and operating performance. We believe that adjusted EBITDA assists our management and investors by increasing the comparability of our performance from period to period. This increased comparability is achieved by excluding the potentially disparate effects between periods of derivatives, interest and finance costs, gain on early extinguishment of debt, stock-based compensation expense, impairment, and depreciation and amortization expense, which items are affected by various and possibly changing financing methods, capital structure and historical cost basis and which items may significantly affect net income/(loss) between periods. We believe that including adjusted EBITDA as a financial and operating measure benefits investors in selecting between investing in us and other investment alternatives.

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

The following table sets forth a reconciliation of net income/(loss) to Adjusted EBITDA (unaudited) for the periods presented:

	Three months ended
	June 30, 2017	June 30, 2016
(in U.S. dollars)
Net loss	$(6,689,970)	$(1,291,121)
Interest and finance costs	7,477,734	7,038,209
Unrealized loss on derivatives	2,370,191	4,369,859
Realized loss on derivatives	612,863	2,256,788
Gain on early extinguishment of debt	(4,117,364)	—
Stock-based compensation expense	1,524,217	1,009,798
Depreciation and amortization	16,293,158	16,192,745
Adjusted EBITDA	$17,470,829	$29,576,278

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

The following table sets forth a reconciliation of revenues to TCE rate (unaudited) for the periods presented:

	Three months ended
(in U.S. dollars, except operating days)	June 30, 2017	June 30, 2016
Numerator:
Revenues	$41,025,472	$50,515,776
Voyage expenses	(239,445)	(755,804)
Time charter equivalent	$40,786,027	$49,759,972
Denominator:
Operating days	1,794	1,885
TCE rate:
Time charter equivalent rate	$22,735	$26,398

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

	Three months ended
	June 30, 2017	June 30, 2016
Our Methodology:
Operating Days	1,794	1,885
Fleet Utilization	89.6%	94.2%
Time charter equivalent	$22,735	$26,398

Alternate Methodology:
Operating Days	2,002	2,002
Fleet Utilization	100.0%	100.0%
Time charter equivalent	$20,373	$24,855

We believe that Our Methodology using the underlying vessel employment provides more meaningful insight into market conditions and the performance of our vessels.

(8)	Daily vessel operating expenses are calculated by dividing vessel operating expenses by calendar days for the relevant time period.

Our Fleet

The following table sets forth certain information regarding our fleet as of July 24, 2017. We classify vessel employment as either Time Charter, Pool or Pool-TCO.

	Capacity		Sister		ECO		Charter
	(Cbm)	Shipyard	Ships	Year Built	Vessel(1)	Employment	Expiration(2)
VLGCs
Captain Markos NL	82,000	Hyundai	A	2006	—	Time Charter(3)	Q4 2019
Captain John NP	82,000	Hyundai	A	2007	—	Pool(4)	—
Captain Nicholas ML	82,000	Hyundai	A	2008	—	Pool-TCO(5)	Q2 2018
Comet	84,000	Hyundai	B	2014	X	Time Charter(6)	Q3 2019
Corsair	84,000	Hyundai	B	2014	X	Time Charter(7)	Q3 2018
Corvette	84,000	Hyundai	B	2015	X	Pool(4)	—
Cougar	84,000	Hyundai	B	2015	X	Pool(4)	—
Concorde	84,000	Hyundai	B	2015	X	Pool(4)	—
Cobra	84,000	Hyundai	B	2015	X	Pool-TCO(5)	Q3 2018
Continental	84,000	Hyundai	B	2015	X	Pool(4)	—
Constitution	84,000	Hyundai	B	2015	X	Pool(4)	—
Commodore	84,000	Hyundai	B	2015	X	Pool-TCO(5)	Q3 2017
Cresques	84,000	Daewoo	C	2015	X	Pool(4)	—
Constellation	84,000	Hyundai	B	2015	X	Pool(4)	—
Cheyenne	84,000	Hyundai	B	2015	X	Pool(4)	—
Clermont	84,000	Hyundai	B	2015	X	Pool(4)	—
Cratis	84,000	Daewoo	C	2015	X	Pool-TCO(5)	Q4 2017
Chaparral	84,000	Hyundai	B	2015	X	Pool(4)	—
Copernicus	84,000	Daewoo	C	2015	X	Pool(4)	—
Commander	84,000	Hyundai	B	2015	X	Time Charter(8)	Q4 2020
Challenger	84,000	Hyundai	B	2015	X	Pool(4)	—
Caravelle	84,000	Hyundai	B	2016	X	Pool(4)	—
Total	1,842,000

(1)	Represents vessels with very low revolutions per minute, long‑stroke, electronically controlled engines, larger propellers, advanced hull design, and low friction paint.

(2)	Represents calendar year quarters.

(3)	Currently on time charter with an oil major that began in December 2014.

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

(6)	Currently on a time charter with an oil major that began in July 2014.

(7)	Currently on a time charter with an oil major that began in July 2015.

(8)	Currently on a time charter with a major oil company that began in November 2015.

Results of Operations – For the three months ended June 30, 2017 as compared to the three months ended June 30, 2016

Revenues

The following table compares our Revenues for the three months ended June 30:

			Increase /	Percent
	2017	2016	(Decrease)	Change

Net pool revenues—related party	$28,475,359	$37,659,385	$(9,184,026)	(24.4)%
Time charter revenues	12,564,655	12,532,351	32,304	0.3%
Other revenues	(14,542)	324,040	(338,582)	NM
Total	$41,025,472	$50,515,776	$(9,490,304)	(18.8)%

Revenues, which represent net pool revenues—related party, time charters and other revenues earned by our vessels, were $41.0 million for the three months ended June 30, 2017,  a decrease of $9.5 million, or 18.8%, from $50.5 million for the three months ended June 30, 2016. The decrease is primarily attributable to a decrease in average TCE rates from $26,398 for the three months ended June 30, 2016 to $22,735 for the three months ended June 30, 2017. Spot market rates were relatively flat when comparing the three months ended June 30, 2017 with the three months ended June 30, 2016. The Baltic Exchange Liquid Petroleum Gas Index, an index published daily by the Baltic Exchange for the spot market rate for the benchmark Ras Tanura Chiba route (expressed as U.S. dollars per metric ton), averaged $28.813 during the three months ended June 30, 2017 compared to an average of $28.148 for the three months ended June 30, 2016. Therefore, increased bunker costs, which are deducted from gross revenues when calculating TCE rates, drove the decline in TCE rates. Voyage expenses, including bunkers, are typically paid by the charterer under time charters, including our vessels chartered to the Helios Pool. Net pool revenues—related party are calculated on a net basis using gross revenues of the pool vessels less voyage expenses of the pool vessels and general and administrative expenses of the pool.

Voyage Expenses

Voyage expenses were $0.2 million during the three months ended June 30, 2017,  a decrease of $0.6 million, or 68.3%, from $0.8 million for the three months ended June 30, 2016. Voyage expenses are all expenses unique to a particular voyage, including bunker fuel consumption, port expenses, canal fees, charter hire commissions, war risk insurance and security costs. Voyage expenses are typically paid by us under voyage charters and by the charterer under time charters, including our vessels chartered to the Helios Pool. Accordingly, we mainly incur voyage expenses for voyage charters or during repositioning voyages between time charters for which no cargo is available or traveling to or from drydocking. The decrease for the three months ended June 30, 2017, when compared with the three months ended June 30, 2016, was mainly attributable to a reduction of port charges and other related expenses along with decreases in war risk insurance and security costs due to a reduction of transits in high-risk areas.

Vessel Operating Expenses

Vessel operating expenses were $16.9 million during the three months ended June 30, 2017, or $8,434 per vessel per calendar day, which is calculated by dividing vessel operating expenses by calendar days for the relevant time period for the vessels that were in our fleet. This was an increase of $0.8 million, or 4.9%, from $16.1 million for the three months ended June 30, 2016. Vessel operating expenses per vessel per calendar day increased $394 from $8,040 for the three months ended June 30, 2016 to $8,434 for the three months ended June 30, 2017. The increase in vessel operating expenses was primarily the result of (i) additional required maintenance on vessels in service for more than one year, (ii) certain spares and stores that were capitalized at delivery being replenished and expensed in the current period, and (iii) general crew wage increases coupled with short-term increases in selected crew complements on certain vessels. Partially offsetting the increases was a reduction of insurance costs reflecting a reduction in premiums for the three months ended June 30, 2017 when compared with the three months ended June 30, 2016.

General and Administrative Expenses

General and administrative expenses were $8.5 million for the three months ended June 30, 2017, an increase of $2.9 million, or 52.1%, from $5.6 million for the three months ended June 30, 2016.  The increase was mainly due to an increase of $2.4 million in salaries, wages and benefits and an increase of $0.5 million in stock-based compensation. The increase in salaries, wages and benefits was primarily due to $2.3 million in cash bonuses to various employees that were approved by the Compensation Committee of the Board of Directors and expensed and paid during the three months ended June 30, 2017. Cash bonuses of $3.0 million to various employees paid during the three months ended June 30, 2016 were approved by the Compensation Committee of the Board of Directors and expensed prior to the three months ended June 30, 2016. Other general and administrative expenses remained relatively constant for the three months ended June 30, 2017 when compared to June 30, 2016.

Interest and Finance Costs

Interest and finance costs amounted to $7.5 million for the three months ended June 30, 2017,  an increase of $0.5 million, or 6.2%, from $7.0 million for the three months ended June 30, 2016. The increase of $0.5 million during this period was due to (i) an increase in interest incurred on our long-term debt of $0.2 million resulting from an increase in LIBOR, partially offset by a decrease in average indebtedness, (ii) an increase of $0.2 million in amortization of deferred financing fees, and (iii) an increase of $0.1 million in loan expenses. Average indebtedness, excluding deferred financing fees, decreased from $835.3 million for the three months ended June 30, 2016 to $759.6 million for the three months ended June 30, 2017. The outstanding balance of our long-term debt, net of deferred financing fees of $22.1 million, as of June 30, 2017 was $720.3 million.

Unrealized Loss on Derivatives

Unrealized loss on derivatives amounted to a loss of approximately $2.4 million for the three months ended June 30, 2017, compared to a loss of $4.4 million for the three months ended June 30, 2016. The $2.0 million change is primarily attributable to changes in the fair value of our interest rate swaps due to changes in forward LIBOR yield curves.

Realized Loss on Derivatives

Realized loss on derivatives amounted to a loss of approximately $0.6 million for the three months ended June 30, 2017, a decrease of $1.7 million, or 72.8%, from a loss of $2.3 million for the three months ended June 30, 2016. The decrease is attributable to (i) $1.0 million in realized loss on interest rate swaps related to the RBS Loan Facility during the three months ended June 30, 2016 that did not recur during the three months ended June 30, 2017 as the interest rate swaps related to the RBS Loan Facility were terminated subsequent to the three months ended June 30, 2016 and (ii) a decrease of $0.7 million on interest rate swaps related to the 2015 Debt Facility primarily resulting from increases in floating LIBOR.

Gain on early extinguishment of debt

Gain on early extinguishment of debt amounted to $4.1 million for the three months ended June 30, 2017 and was attributable to the repayment of the RBS Loan Facility, net of deferred financing fees. Refer to Note 6 to our unaudited interim condensed consolidated financial statements included herein for further details on the repayment of the RBS Loan Facility. There was no gain on early extinguishment of debt for the three months ended June 30, 2016.

Liquidity and Capital Resources

Our business is capital intensive, and our future success depends on our ability to maintain a high‑quality fleet. As of June 30, 2017, we had cash and cash equivalents of $35.4 million and restricted cash of $18.1 million.

Our primary sources of capital during the three months ended June 30, 2017 was $12.4 million in cash generated from operations and $97.0 million in proceeds from the 2017 Bridge Loan that were used to repay in full the RBS Loan Facility at 96% of the then outstanding principal amount. The remaining proceeds were used to pay accrued interest, legal, arrangement and advisory fees related to the 2017 Bridge Loan. As of June 30, 2017, the outstanding balance of our long-term debt, net of deferred financing fees of $22.1 million, was $720.3 million including $45.7 million of principal on our long-term debt scheduled to be repaid within the next twelve months. On May 31, 2017, as part of the Amendment, $26.8 million of restricted cash was released, which was used to prepay $24.8 million of the $66.0 million current portion of our long-term debt. As part of the Amendment, the restricted cash will be partially replaced incrementally on a semi-annual basis over the twelve months following the date of the Amendment. Refer to Note 6 to our unaudited interim condensed consolidated financial statements included herein for further details of the Amendment. On June 8, 2017, we entered into the $97.0 million 2017 Bridge Loan, which is due on or before August 8, 2018, and repaid in full the RBS Loan Facility, of which $9.6 million was included in the current portion of long-term debt as of March 31, 2017. Additionally, as part of this transaction, $6.0 million of cash previously restricted under the RBS Loan Facility was released as unrestricted cash for use in operations. Refer to Note 6 to our unaudited interim condensed consolidated financial statements included herein for further details on the 2017 Bridge Loan and the repayment of the RBS Loan Facility.

Operating expenses, including expenses to maintain the quality of our vessels in order to comply with international shipping standards and environmental laws and regulations, the funding of working capital requirements, long-term debt repayments, and financing costs represent our short‑term, medium‑term and long‑term liquidity needs as of June 30, 2017. We anticipate satisfying these needs with cash on hand and cash from operations. However, if these sources are insufficient to satisfy our short-term liquidity needs, or to satisfy our future medium-term or long-term liquidity needs, we may need to seek alternative sources of debt or equity financing and/or modifications of our existing credit facilities. There is no assurance that we will be able to obtain any such financing or modifications to our existing credit facilities on terms acceptable to us, or at all.

Our dividend policy will also impact our future liquidity position. Marshall Islands law generally prohibits the payment of dividends other than from surplus or while a company is insolvent or would be rendered insolvent by the payment of such a dividend. In addition, under the terms of our credit facilities, we may only declare or pay any dividends from our free cash flow and may not do so if an event of default is occurring or the payment of such dividend would result in an event of default. Further, under the Amendment to the 2015 Debt Facility, we are temporarily restricted from paying dividends and repurchasing shares of our common stock until the earlier of (i) when we complete common stock offerings with net proceeds of at least $50.0 million and (ii) May 31, 2019.

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

Cash Flows

The following table summarizes our cash and cash equivalents provided by/(used in) operating, financing and investing activities for the three months ended June 30:

	2017	2016
Net cash provided by operating activities	$12,410,318	$29,782,059
Net cash provided by/(used in) investing activities	32,522,604	(1,241,826)
Net cash used in financing activities	(26,629,624)	(27,553,084)
Net increase in cash and cash equivalents	$18,344,493	$909,238

Operating Cash Flows.  Net cash provided by operating activities for the three months ended June 30, 2017 was $12.4 million, compared with $29.8 million for the three months ended June 30, 2016. The decrease of $17.4 million primarily reflects lower operating profits and was driven by a decrease in our average time charter equivalent rate from $26,398 during the three months ended June 30, 2016 to $22,735 for the three months ended June 30, 2017. Spot market rates were relatively flat when comparing the three months ended June 30, 2017 with the three months ended June 30, 2016. The Baltic Exchange Liquid Petroleum Gas Index, an index published daily by the Baltic Exchange for the spot market rate for the benchmark Ras Tanura Chiba route (expressed as U.S. dollars per metric ton), averaged $28.813 during the three months ended June 30, 2017 compared to an average of $28.148 for the three months ended June 30, 2016. Therefore, increased bunker costs, which are deducted from gross revenues when calculating TCE rates, drove the decline for the three months ended June 30, 2017 when compared with the three months ended June 30, 2016. Voyage expenses, including bunkers, are typically paid by the charterer under time charters, including our vessels chartered to the Helios Pool. Net pool revenues—related party are calculated on a net basis using gross revenues of the pool vessels less voyage expenses of all the pool vessels and general and administrative expenses of the pool.

Net cash flow from operating activities depends upon our overall profitability, market rates for vessels employed on voyage charters, charter rates agreed to for time charters, the timing and amount of payments for drydocking expenditures and unscheduled repairs and maintenance, fluctuations in working capital balances and bunker costs.

Investing Cash Flows.  Net cash provided by investing activities was $32.5 million for the three months ended June 30, 2017, an increase of $33.7 million compared with net cash used in investing activities of $1.2 million for the three months ended June 30, 2016. For the three months ended June 30, 2017, net cash provided by investing activities comprised mainly of (i) $26.8 million of restricted cash released as part of the Amendment to the 2015 Debt Facility on May 31, 2017, which was used to prepay $24.8 million of our long-term debt and (ii) $6.0 million of cash previously restricted under the RBS Loan Facility, which was paid in full on June 8, 2017. Please refer to Note 6 to our unaudited interim condensed consolidated financial statements included herein for more information. Net cash used in investing activities for the three months ended June 30, 2016 was comprised primarily of $1.2 million of payments for capitalized costs related to our newbuildings.

Financing Cash Flows.  Net cash used in financing activities was $26.6 million for the three months ended June 30, 2017,  a decrease of $1.0 million compared with $27.6 for the three months ended June 30, 2016. For the three months ended June 30, 2017, net cash used in financing activities consisted of repayments of long-term debt of $120.7 million, debt financing costs of $2.5 million, and treasury stock repurchases of $0.4 million, partially offset by a borrowing of $97.0 million related to the 2017 Bridge Loan. Net cash used in financing activities for the three months ended June 30, 2016 primarily consisted of $15.7 million of repayments of long-term debt and treasury stock repurchases of $11.9.

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

As our vessels age and our fleet expands, our drydocking expenses will increase. We estimate the current cost of a VLGC special survey to be approximately $1.0 million per vessel (excluding any capital improvements to the vessel that may be made during such drydockings) and the cost of an intermediate survey to be approximately $100,000 per vessel. Ongoing costs for compliance with environmental regulations are primarily included as part of our drydocking and classification society survey costs. Additionally, ballast water management systems are expected to be installed on six of our VLGCs between July 2018 and March 2022 for approximately $0.8 million per vessel. We are not aware of any other future regulatory changes or environmental laws that we expect to have a material impact on our current or future results of operations that we have not already considered. Please see “Item 1A. Risk Factors—Risks Relating to Our Company—We may incur substantial costs for the drydocking or replacement of our vessels as they age" in our Annual Report on Form 10-K for the year ended March 31, 2017.

Debt Agreements

For information relating to our secured term loan facilities, refer to Notes 10 and 24 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2017 and Note 6 to our unaudited interim condensed consolidated financial statements for the three months ended June 30, 2017 included herein.

Off-Balance Sheet Arrangements

We currently do not have any off‑balance sheet arrangements.

Critical Accounting Policies and Estimates

The following is an update to the Critical Accounting Estimates set forth in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended March 31, 2017.

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

As of June 30, 2017, independent appraisals of our VLGC fleet had indicators of impairment in accordance with ASC 360 Property, Plant, and Equipment. We determined estimated net operating cash flows for these VLGCs by applying various assumptions regarding future time charter equivalent revenues net of commissions, operating expenses, scheduled drydockings, expected offhire and scrap values. These assumptions were based on historical data as well as future expectations. We estimated spot market rates by obtaining the trailing 10-year historical average spot market rates, as published by maritime industry researchers. Estimated outflows for operating expenses and drydocking expenses were based on historical and budgeted costs and were adjusted for assumed inflation. Utilization was based on our historical levels achieved in the spot market and estimates of a residual value consistent with scrap rates used in management's evaluation of scrap value. Such estimates and assumptions regarding expected net operating cash flows require considerable judgment and were based upon historical experience, financial forecasts and industry trends and conditions. Therefore, based on this analysis, we concluded that no impairment charge was necessary because we believe the vessel carrying values are recoverable. No impairment charges were recognized for the three months ended June 30, 2017.

In addition, we performed a sensitivity analysis as of June 30, 2017 to determine the effect on recoverability of changes in TCE rates. The sensitivity analysis suggests that we would not incur an impairment charge on any of our twenty-two VLGCs if daily TCE rates based on the 10-year historical average spot market rates were reduced by 30%. An impairment charge of approximately $159.4 million on nineteen of our twenty-two VLGCs would be triggered by a reduction of 40% in the 10-year historical average spot market rates. The amount, if any, and timing of any impairment charges we may recognize in the future will depend upon the then current and expected future charter rates and vessel values, which may differ materially from those used in our estimates as of June 30, 2017.

Recent Accounting Pronouncements

Refer to Note 2 to our unaudited interim condensed consolidated financial statements included herein for a discussion of recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For additional discussion of our exposure to market risk, refer to “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” included in our Annual Report on Form 10-K for the year ended March 31, 2017.

Interest Rate Risk

The LPG shipping industry is capital intensive, requiring significant amounts of investment. Much of this investment is provided in the form of long-term debt. Our debt agreements contain interest rates that fluctuate with LIBOR. We have entered into interest rate swap agreements to hedge a majority of our exposure to fluctuations of interest rate risk associated with our 2015 Debt Facility. We have hedged $250 million of non-amortizing principal and $263.1 million of amortizing principal of the 2015 Debt Facility as of June 30, 2017 and thus increasing interest rates could adversely impact our future earnings due to additional interest expense on our unhedged debt. For the 12 months following June 30, 2017, a hypothetical increase or decrease of 20 basis points in the underlying LIBOR rates would result in an increase or decrease of our interest expense on all of our non-hedged interest bearing debt by approximately $0.5 million assuming all other variables are held constant.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of June 30, 2017. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those internal control systems determined to be effective can provide only a level of reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. For risk factors that may cause actual results to differ materially from those anticipated, please refer to “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2017.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information regarding our purchases of our common stock during the quarterly period ended June 30, 2017:

Total
Number of
Shares
Purchased as
			Part of	Maximum Dollar
	Total		Publicly	Value of Shares
	Number	Average	Announced	that May Yet Be
	of Shares	Price Paid	Plans or	Purchased Under the
Period	Purchased	Per Share	Programs	Plan or Programs
April 1 to 30, 2017	—	$—	—	$—
May 1 to 31, 2017	—	—	—	—
June 1 to 30, 2017	137,672	7.88	—	—
Total	137,672	$7.88	—	$—

Purchases of our common stock during the quarterly period ended June 30, 2017  represent our shares of common stock withheld in satisfaction of tax withholding obligations upon vesting of employee restricted equity awards.

ITEM 6. EXHIBITS

See accompanying Exhibit Index included after the signature page of this report for a list of exhibits filed or furnished with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dorian LPG Ltd.
(Registrant)

Date: July 28, 2017	/s/ John Hadjipateras
John Hadjipateras
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 28, 2017	/s/ Theodore B. Young
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

Company’s Current Report on Form 8-K filed with the Commission on June 1, 2017

10.2

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

Company’s Current Report on Form 8-K filed with the Commission on June 12, 2017

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

†This certification is deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended.