Form 10-Q
period 2017-09-30
DORIAN LPG LTD.
filed 2017-11-09
CIK 1596993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 1, 2017, there were 55,115,380 shares of the registrant’s common stock outstanding.

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

•	our ability to continue as a going concern;

•	our costs, including crew wages, insurance, provisions, repairs and maintenance, and general and administrative expenses;

•	our dependence on key personnel;

•	the availability of skilled workers and the related labor costs;

•	the effects of new products and new technology in our industry;

•	operating hazards in the maritime transportation industry, including piracy;

•	the adequacy of our insurance coverage in the event of a catastrophic event;

•	compliance with and changes to governmental, tax, environmental and safety laws and regulations;

•	compliance with the U.S. Foreign Corrupt Practices Act of 1977, the U.K. Bribery Act 2010, or other applicable regulations relating to bribery; and

•	the volatility of the price of our common shares.

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

Dorian LPG Ltd.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dorian LPG Ltd.

Unaudited Condensed Consolidated Balance Sheets

(Expressed in United States Dollars, except for share data)

	As of	As of
	September 30, 2017	March 31, 2017
Assets
Current assets
Cash and cash equivalents	$50,844,921	$17,018,552
Trade receivables, net and accrued revenues	206,942	11,030
Prepaid expenses and other receivables	2,021,132	1,903,804
Due from related parties	26,802,209	42,457,000
Inventories	2,542,490	2,580,742
Total current assets	82,417,694	63,971,128
Fixed assets
Vessels, net	1,571,311,420	1,603,469,247
Other fixed assets, net	269,863	317,348
Total fixed assets	1,571,581,283	1,603,786,595
Other non-current assets
Deferred charges, net	1,875,174	1,884,174
Derivative instruments	4,224,541	5,843,368
Due from related parties—non-current	19,800,000	19,800,000
Restricted cash	18,081,836	50,874,146
Other non-current assets	81,616	75,469
Total assets	$1,698,062,144	$1,746,234,880
Liabilities and shareholders’ equity
Current liabilities
Trade accounts payable	$5,922,308	$7,075,622
Accrued expenses	5,466,683	5,386,397
Due to related parties	823,486	11,162
Deferred income	7,387,890	7,313,048
Current portion of long-term debt	126,286,358	65,978,785
Total current liabilities	145,886,725	85,765,014
Long-term liabilities
Long-term debt—net of current portion and deferred financing fees	592,497,785	683,985,463
Derivative instruments	99,204	—
Other long-term liabilities	566,932	482,685
Total long-term liabilities	593,163,921	684,468,148
Total liabilities	739,050,646	770,233,162
Commitments and contingencies
Shareholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued nor outstanding	—	—
Common stock, $0.01 par value, 450,000,000 shares authorized, 58,620,727 and 58,342,201 shares issued, 55,115,380 and 54,974,526 shares outstanding (net of treasury stock), as of September 30, 2017 and March 31, 2017, respectively	586,207	583,422
Additional paid-in-capital	855,671,376	852,974,373
Treasury stock, at cost; 3,505,347 and 3,367,675 shares as of September 30, 2017 and March 31, 2017, respectively	(34,982,171)	(33,897,269)
Retained earnings	137,736,086	156,341,192
Total shareholders’ equity	959,011,498	976,001,718
Total liabilities and shareholders’ equity	$1,698,062,144	$1,746,234,880

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dorian LPG Ltd.

Unaudited Condensed Consolidated Statements of Operations

(Expressed in United States Dollars)

	Three months ended		Six months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Revenues
Net pool revenues—related party	$20,468,380	$20,837,311	$48,943,739	$58,496,696
Time charter revenues	12,507,394	12,465,684	25,072,049	24,998,035
Voyage charter revenues	1,733,247	—	1,733,247	—
Other revenues, net	20,000	308,238	5,458	632,278
Total revenues	34,729,021	33,611,233	75,754,493	84,127,009
Expenses
Voyage expenses	1,275,521	466,218	1,514,966	1,222,022
Vessel operating expenses	15,740,438	16,339,345	32,625,727	32,434,897
Depreciation and amortization	16,464,707	16,365,517	32,757,865	32,558,262
General and administrative expenses	5,421,145	5,203,915	13,956,054	10,815,225
Total expenses	38,901,811	38,374,995	80,854,612	77,030,406
Other income—related parties	638,070	552,922	1,271,953	1,105,823
Operating income/(loss)	(3,534,720)	(4,210,840)	(3,828,166)	8,202,426
Other income/(expenses)
Interest and finance costs	(8,602,430)	(7,160,119)	(16,080,164)	(14,198,328)
Interest income	28,226	30,317	44,042	53,495
Unrealized gain/(loss) on derivatives	652,160	6,528,203	(1,718,031)	2,158,344
Realized loss on derivatives	(435,920)	(2,333,915)	(1,048,783)	(4,590,703)
Gain on early extinguishment of debt	—	—	4,117,364	—
Foreign currency (gain)/loss, net	(22,452)	766	(91,368)	(61,943)
Total other income/(expenses), net	(8,380,416)	(2,934,748)	(14,776,940)	(16,639,135)
Net loss	$(11,915,136)	$(7,145,588)	$(18,605,106)	$(8,436,709)
Loss per common share—basic	$(0.22)	$(0.13)	$(0.34)	$(0.16)
Loss per common share—diluted	$(0.22)	$(0.13)	$(0.34)	$(0.16)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Dorian LPG Ltd.

Unaudited Condensed Consolidated Statements of Shareholders’ Equity

(Expressed in United States Dollars, except for number of shares)

	Number of			Additional
	common	Common	Treasury	paid-in	Retained
	shares	stock	stock	capital	Earnings	Total
Balance, April 1, 2016	58,057,493	$580,575	$(20,943,816)	$848,179,471	$157,783,007	$985,599,237
Net loss for the period	—	—	—	—	(8,436,709)	(8,436,709)
Restricted share award issuances	267,080	2,671	—	(2,671)	—	—
Stock-based compensation	—	—	—	2,489,642	—	2,489,642
Purchase of treasury stock	—	—	(12,853,465)	—	—	(12,853,465)
Balance, September 30, 2016	58,324,573	$583,246	$(33,797,281)	$850,666,442	$149,346,298	$966,798,705

	Number of			Additional
	common	Common	Treasury	paid-in	Retained
	shares	stock	stock	capital	Earnings	Total
Balance, April 1, 2017	58,342,201	$583,422	$(33,897,269)	$852,974,373	$156,341,192	$976,001,718
Net loss for the period	—	—	—	—	(18,605,106)	(18,605,106)
Restricted share award issuances	278,526	2,785	—	(2,785)	—	—
Stock-based compensation	—	—	—	2,699,788	—	2,699,788
Purchase of treasury stock	—	—	(1,084,902)	—	—	(1,084,902)
Balance, September 30, 2017	58,620,727	$586,207	$(34,982,171)	$855,671,376	$137,736,086	$959,011,498

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Dorian LPG Ltd.

Unaudited Condensed Consolidated Statements of Cash Flows

(Expressed in United States Dollars)

	Six months ended
	September 30, 2017	September 30, 2016
Cash flows from operating activities:
Net loss	$(18,605,106)	$(8,436,709)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	32,757,865	32,558,262
Amortization of financing costs	2,898,375	1,893,141
Unrealized (gain)/loss on derivatives	1,718,031	(2,158,344)
Stock-based compensation expense	2,699,788	2,077,804
Gain on early extinguishment of debt	(4,117,364)	—
Unrealized foreign currency (gain)/loss, net	(201,649)	3,557
Other non-cash items	31,920	237,005
Changes in operating assets and liabilities
Trade receivables, net and accrued revenue	(195,912)	81,737
Prepaid expenses and other receivables	(117,328)	(300,917)
Due from related parties	15,654,791	20,993,789
Inventories	38,252	217,435
Other non-current assets	(6,147)	(13)
Trade accounts payable	(1,011,069)	(1,075,286)
Accrued expenses and other liabilities	384,106	(1,166,187)
Due to related parties	812,324	(175,422)
Payments for drydocking costs	(419,958)	—
Net cash provided by operating activities	32,320,919	44,749,852
Cash flows from investing activities:
Capital expenditures	(297,534)	(1,351,731)
Restricted cash deposits	(7,690)	—
Restricted cash released	32,800,000	—
Payments to acquire other fixed assets	(88,447)	(3,095)
Net cash provided by/(used in) investing activities	32,406,329	(1,354,826)
Cash flows from financing activities:
Proceeds from long-term debt borrowings	97,000,000	—
Repayment of long-term debt borrowings	(124,121,733)	(33,276,251)
Purchase of treasury stock	(1,084,902)	(12,853,465)
Financing costs paid	(2,832,856)	(99,785)
Payments relating to issuance costs	(10,710)	—
Net cash used in financing activities	(31,050,201)	(46,229,501)
Effects of exchange rates on cash and cash equivalents	149,322	4,413
Net increase/(decrease) in cash and cash equivalents	33,826,369	(2,830,062)
Cash and cash equivalents at the beginning of the period	17,018,552	46,411,962
Cash and cash equivalents at the end of the period	$50,844,921	$43,581,900

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

On April 1, 2015, Dorian and Phoenix Tankers Pte. Ltd. (“Phoenix”) began operations of Helios LPG Pool LLC (the “Helios Pool”), which entered into pool participation agreements for the purpose of establishing and operating, as charterer, under variable rate time charters to be entered into with owners or disponent owners of VLGCs, a commercial pool of VLGCs whereby revenues and expenses are shared. Refer to Note 4 below for further description of the Helios Pool.

The accompanying unaudited interim condensed consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information and related Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments, consisting of normal recurring items, necessary for a fair presentation of financial position, operating results and cash flows have been included in the accompanying unaudited interim condensed consolidated financial statements and related notes. The accompanying unaudited interim condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes for the year ended March 31, 2017 included in our Annual Report on Form 10-K filed with the SEC on June 14, 2017.

Our interim results are subject to seasonal and other fluctuations, and the operating results for any quarter are therefore not necessarily indicative of results that may be otherwise expected for the entire year.

Our subsidiaries as of September 30, 2017, which are all wholly-owned and are incorporated in Republic of the Marshall Islands (unless otherwise noted), are listed below.

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

In August 2014, the FASB issued accounting guidance for disclosure of uncertainties about an entity's ability to continue as a going concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date that the financial statements are issued. The pronouncement applies to all entities and became effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The implementation of this guidance resulted in additional disclosure of our going-concern uncertainties (refer to Note 3 below).

In May 2014, the FASB amended its accounting guidance for revenue recognition. The fundamental principles of the new guidance are that companies should recognize revenue in a manner that reflects the timing of the transfer of services to customers and consideration that a company expects to receive for the services provided. It also requires additional disclosures necessary for the financial statement users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB voted to defer the effective date by one year for fiscal years beginning on or after December 15, 2017 and interim periods within that reporting period and permit early adoption of the standard, but not before the beginning of 2017. We intend to adopt the amended guidance in fiscal year 2019 using the modified retrospective transition method applied to those contracts which were not completed as of March 31, 2018. Upon adoption, we will recognize the cumulative effect of adopting the amended guidance as an adjustment to our opening balance of retained earnings. Prior periods will not be retrospectively adjusted. Further, the adoption of the amended guidance may impact the timing with which revenue will be recognized. We are currently assessing the impact the amended guidance will have on our financial statements.

3.  Going Concern

As reflected in the accompanying unaudited interim condensed consolidated financial statements and related notes, as of September 30, 2017, our current liabilities exceeded our current assets by $63.5 million, mainly as a result of the 2017 Bridge Loan, of which $66.9 million of principal is due on August 8, 2018, and for which we have not yet secured refinancing. As we have not yet implemented a refinancing of the remaining portion of the 2017 Bridge Loan, we are required under U.S. GAAP to state that the absence of such refinancing raises substantial doubt about the Company’s ability to continue as a going concern, before consideration of our plans.

On November 7, 2017, we refinanced one of the four VLGCs that was secured under the 2017 Bridge Loan (defined below) pursuant to a memorandum of agreement and a bareboat charter agreement (refer to Note 14 below). We used a portion of the proceeds from this transaction to repay $30.1 million of the remaining principal on the 2017 Bridge Loan. We believe it is probable that we will raise additional funds in the short-term through alternative sources of debt financings and/or through equity financings by way of a private or public offering, which, together with free cash on hand and cash generated from operations, will be sufficient to pay our short-term obligations, including the remaining $66.9 million outstanding under the 2017 Bridge Loan. Therefore, our accompanying unaudited interim condensed consolidated financial statements and related notes have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. Accordingly, the accompanying unaudited interim condensed consolidated financial statements and related notes do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

4.  Transactions with Related Parties

Dorian (Hellas), S.A.

Pursuant to management agreements entered into by each of our then vessel owning subsidiaries on July 26, 2013, as amended, with Dorian (Hellas) S.A. (“DHSA”), the technical, crew and commercial management as well as insurance and accounting services of our vessels was outsourced to DHSA. In addition, under these management agreements, strategic and financial services had also been outsourced to DHSA. DHSA had entered into agreements with each of Eagle Ocean Transport Inc. (“Eagle Ocean Transport”) and Highbury Shipping Services Limited (“HSSL”) to provide certain of these services on behalf of our then vessel owning companies. Mr. John Hadjipateras, our Chairman, President and Chief Executive Officer, owns 100% of Eagle Ocean Transport, and our Vice President of Chartering, Insurance and Legal, Nigel Grey‑Turner, owns 100% of HSSL.  As of July 1, 2014, vessel management services and the associated agreements for our fleet were transferred from DHSA and are now provided through our wholly-owned subsidiaries Dorian LPG (USA) LLC, Dorian LPG (UK) Ltd. and Dorian LPG Management Corp. Subsequent to the transition agreements, Eagle Ocean Transport continues to incur related travel costs for certain transitioned employees as well as office-related costs, for which we reimbursed Eagle Ocean Transport less than $0.1 million for the three months ended September 30, 2017 and $0.1 million for the three months ended September 30, 2016, and $0.1 million and $0.2 million for the six months ended September 30, 2017 and 2016, respectively. Such expenses are reimbursed based on their actual cost.

Dorian LPG (USA) LLC and its subsidiaries entered into an agreement with DHSA, retroactive to July 2014 and superseding an agreement between Dorian LPG (UK) Ltd. and DHSA, for the provision by Dorian LPG (USA) LLC and its subsidiaries of certain chartering and marine operation services to DHSA, for which income was earned and included in “Other income-related parties” totaling $0.1 million for both the three months ended September 30, 2017 and 2016 and $0.2 for both the six months ended September 30, 2017 and 2016.

As of September 30, 2017, $0.8 million was due from DHSA and included in “Due from related parties” in the unaudited interim condensed consolidated balance sheets included herein. As of March 31, 2017, $0.8 million was due from DHSA and included in “Due from related parties” in the audited consolidated balance sheets.

Helios LPG Pool LLC

On April 1, 2015, Dorian and Phoenix began operations of the Helios Pool, which entered into pool participation agreements for the purpose of establishing and operating, as charterer, under variable rate time charters to be entered into with owners or disponent owners of VLGCs, a commercial pool of VLGCs whereby revenues and expenses are shared. We hold a 50% interest in the Helios Pool as a joint venture with Phoenix and all significant rights and obligations are equally shared by both parties. All profits of the Helios Pool are distributed to the pool participants based on pool points assigned to each vessel as variable charter hire and, as a result, there are no profits available to the equity investors as a share of equity. We have determined that the Helios Pool is a variable interest entity as it does not have sufficient equity at risk. We do not consolidate the Helios Pool because we are not the primary beneficiary and do not have a controlling financial interest. In consideration of Accounting Standards Codification (“ASC”) 810-10-50-4e, the significant factors considered and judgments made in determining that the power to direct the activities of the Helios Pool that most significantly impact the entity’s economic performance are shared, in that all significant performance activities which relate to approval of pool policies and strategies related to pool customers and the marketing of the pool for the procurement of customers for pool vessels, addition of new pool vessels and the pool cost management, require unanimous board consent from a board consisting of two members from each joint venture investor. Further, in accordance with the guidance in ASC 810-10-25-38D, the Company and Phoenix are not related parties as defined in ASC 850 nor are they de facto agents pursuant to ASC 810-10, the power over the significant activities of the Helios Pool is shared, and no party is the primary beneficiary in the Helios Pool, or has a controlling financial interest. In March 2016, the Helios Pool reached an agreement with Oriental Energy Company Ltd. ("Oriental Energy") whereby Oriental Energy would contribute certain vessels to the Helios Pool, have certain of its vessels time chartered by the Helios Pool and simultaneously enter into a multi-year contract of affreightment covering Oriental Energy’s shipments from the United States Gulf. The agreement with Oriental Energy had no impact on the ownership structure or the power to direct significant activities of the Helios Pool. As of September 30, 2017, the Helios Pool operated twenty-eight VLGCs, including seventeen of our vessels, six Oriental Energy vessels and five Phoenix vessels.

As of September 30, 2017, we had receivables from the Helios Pool of $45.0 million, including $19.8 million of working capital contributed for the operation of our vessels in the pool. As of March 31, 2017, we had receivables from the Helios Pool of $61.4 million, including $19.8 million of working capital contributed for the operation of our vessels in the pool. Our maximum exposure to losses from the pool as of September 30, 2017 is limited to the receivables from the pool. The Helios Pool does not have any third-party debt obligations. The Helios Pool has entered into commercial management agreements with each of Dorian LPG (UK) Ltd. and Phoenix as commercial managers and has appointed both commercial managers as the exclusive commercial managers of pool vessels. Fees for commercial management services provided by Dorian LPG (UK) Ltd. are included in “Other income-related parties” in the unaudited interim condensed consolidated statement of operations and were $0.5 million for both the three months ended September 30, 2017 and 2016 and $1.1 million and $0.9 million for the six months ended September 30, 2017 and 2016, respectively. Additionally, we receive a fixed reimbursement of expenses such as costs for security guards and war risk insurance for vessels operating in high risk areas from the Helios Pool, for which we earned less than $0.1 million for both the three months ended and six months ended September 30, 2017, and $0.3 million and $0.5 million for the three and six months ended September 30, 2016, respectively, and are included in “Other revenues, net” in the unaudited interim condensed consolidated statement of operations.

Through our vessel owning subsidiaries, we have chartered vessels to the Helios Pool during the three and six months ended September 30, 2017. The time charter revenue from the Helios Pool is variable depending upon the net results of the pool, operating days and pool points for each vessel. The Helios Pool enters into voyage and time charters with external parties and receives freight and related revenue and, where applicable, incurs voyage costs such as bunkers, port costs and commissions. At the end of each month, the Helios Pool calculates net pool revenues using gross revenues, less voyage expenses of all pool vessels, less fixed time charter hire for any chartered-in vessels, less the general and administrative expenses of the pool. Net pool revenues, less any amounts required for working capital of the Helios Pool, are distributed as variable rate time charter hire for the relevant vessel to participants based on pool points (vessel attributes such as cargo carrying capacity, fuel consumption, and speed are taken into consideration) and number of days the vessel participated in the pool in the period. We recognize net pool revenues on a monthly basis, when each relevant vessel has participated in the pool during the period and the amount of net pool revenues for the month can be estimated reliably. Revenue earned from the Helios Pool is presented in Note 9.

5.  Deferred Charges, Net

The analysis and movement of deferred charges is presented in the table below:

	Drydocking	Equity	Total deferred
	costs	offering costs	charges, net
Balance, April 1, 2017	$1,884,174	$—	$1,884,174
Additions	183,876	52,546	236,422
Amortization	(245,422)	—	(245,422)
Balance, September 30, 2017	$1,822,628	$52,546	$1,875,174

6.  Vessels, Net

		Accumulated
	Cost	depreciation	Net book Value
Balance, April 1, 2017	$1,728,769,295	$(125,300,048)	$1,603,469,247
Other additions	218,685	—	218,685
Depreciation	—	(32,376,512)	(32,376,512)
Balance, September 30, 2017	$1,728,987,980	$(157,676,560)	$1,571,311,420

Additions to vessels, net were largely due to capital improvements made to one of our VLGCs during the six months ended September 30, 2017. Vessels, with a total carrying value of $1,571.3 million and $1,603.5 million as of September 30, 2017 and March 31, 2017, respectively, are first‑priority mortgaged as collateral for our long-term debt facilities (refer to Note 7 below). No impairment loss was recorded for the periods presented.

7.  Long-term Debt

RBS Loan Facility

Refer to Note 10 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2017 for information on our former term loans with the Royal Bank of Scotland (the “RBS Loan Facility”). We repaid in full the RBS Loan Facility at 96% of the then outstanding principal amount using proceeds from a bridge loan agreement entered into on June 8, 2017. Refer to “2017 Bridge Loan” below for further details.

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

The following negative covenants were added under the Amendment:

•	Restrictions on dividends and stock repurchases until the earlier of (i) an Approved Equity Offering and (ii) the second anniversary of the Amendment Date; and

•	Restrictions on voluntary payments of the RBS Loan Facility, excluding refinancing, until the earlier of (i) an Approved Equity Offering and (ii) the second anniversary of the Amendment Date.

Fees related to the Amendment totaled approximately $1.1 million.

Debt Obligations

The table below presents our debt obligations:

RBS Loan Facility	September 30, 2017	March 31, 2017
Tranche A	$—	$34,000,000
Tranche B	—	25,570,000
Tranche C	—	40,312,500
Total RBS Loan Facility	$—	$99,882,500

2017 Bridge Loan	$97,000,000	$—

2015 Debt Facility
Commercial Financing	$218,234,703	$227,512,277
KEXIM Direct Financing	166,785,582	177,680,534
KEXIM Guaranteed	171,570,650	175,773,718
K-sure Insured	85,445,900	89,253,699
Total 2015 Debt Facility	$642,036,835	$670,220,228

Total debt obligations	$739,036,835	$770,102,728
Less: deferred financing fees	20,252,692	20,138,480
Debt obligations—net of deferred financing fees	$718,784,143	$749,964,248

Presented as follows:
Current portion of long-term debt	$126,286,358	$65,978,785
Long-term debt—net of current portion and deferred financing fees	592,497,785	683,985,463
Total	$718,784,143	$749,964,248

Pursuant to the refinancing agreement discussed in Note 14, we reclassified $27.1 million of current debt (comprising of $30.1 million of repayments under the 2017 Bridge loan, net of $3.0 million of scheduled principal repayments under the financing), into long-term debt, following accounting guidance included in ASC 470-10-45-12 through 14, as this amount was refinanced on a long-term basis.

Deferred Financing Fees

The analysis and movement of deferred financing fees is presented in the table below:

Financing
costs
Balance, April 1, 2017	$20,138,480
Additions	2,839,383
Amortization	(2,898,375)
Gain on early extinguishment of debt	173,204
Balance, September 30, 2017	$20,252,692

8.  Stock-Based Compensation Plans

Our stock-based compensation expense is included within general and administrative expenses in the unaudited interim condensed consolidated statements of operations included herein and was $1.2 million and $1.1 million for the three months ended September 30, 2017 and 2016, respectively, and $2.7 million and $2.1 million for the six months ended September 30, 2017 and 2016, respectively. Unrecognized compensation cost was $8.8 million as of September 30, 2017 and will be recognized over the remaining weighted average life of 1.38 years. For more information on our equity incentive plan, refer to Note 12 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2017.

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

In June and September 2017, we granted 7,220 and 8,385 shares of stock, respectively, to our non-executive directors, which were valued and expensed at their grant date fair market value.

In June and September 2017, we granted 1,444 and 1,677 shares of stock, respectively, to a non-employee consultant, which were valued and expensed at their grant date fair market value.

A summary of the activity of restricted shares awarded under our equity incentive plan as of September 30, 2017 and changes during the six months ended September 30, 2017, is as follows:

		Weighted-Average
		Grant-Date
Incentive Share Awards	Numbers of Shares	Fair Value
Unvested as of April 1, 2017	1,114,625	$17.72
Granted	278,526	7.33
Vested	(363,885)	16.81
Unvested as of September 30, 2017	1,029,266	$15.23

9.  Revenues

Revenues comprise the following:

	Three months ended		Six months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net pool revenues—related party	$20,468,380	$20,837,311	$48,943,739	$58,496,696
Time charter revenues	12,507,394	12,465,684	25,072,049	24,998,035
Voyage charter revenues	1,733,247	—	1,733,247	—
Other revenues, net	20,000	308,238	5,458	632,278
Total revenues	$34,729,021	$33,611,233	$75,754,493	$84,127,009

Net pool revenues—related party depend upon the net results of the Helios Pool, and the operating days and pool points for each vessel. Refer to Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2017.

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

	September 30, 2017		March 31, 2017
	Other non-current assets	Long-term liabilities	Other non-current assets	Long-term liabilities
Derivatives not designated as hedging instruments	Derivative instruments	Derivative instruments	Derivative instruments	Derivative instruments
Interest rate swap agreements	$4,224,541	$99,204	$5,843,368	$—

The effect of derivative instruments within the unaudited interim condensed consolidated statements of operations included herein for the periods presented is as follows:

		Three months ended
Derivatives not designated as hedging instruments	Location of gain/(loss) recognized	September 30, 2017	September 30, 2016
Interest Rate Swap—Change in fair value	Unrealized gain/(loss) on derivatives	$652,160	$6,528,203
Interest Rate Swap—Realized loss	Realized loss on derivatives	(435,920)	(2,333,915)
Gain/(loss) on derivatives, net		$216,240	$4,194,288

		Six months ended
Derivatives not designated as hedging instruments	Location of gain/(loss) recognized	September 30, 2017	September 30, 2016
Interest Rate Swap—Change in fair value	Unrealized gain/(loss) on derivatives	$(1,718,031)	$2,158,344
Interest Rate Swap—Realized loss	Realized loss on derivatives	(1,048,783)	(4,590,703)
Gain/(loss) on derivatives, net		$(2,766,814)	$(2,432,359)

As of September 30, 2017 and March 31, 2017, no fair value measurements for assets or liabilities under Level 1 or Level 3 were recognized in the accompanying consolidated balance sheets. We did not have any other assets or liabilities measured at fair value on a non-recurring basis during the three and six months ended September 30, 2017 and 2016.

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

The calculations of basic and diluted EPS for the periods presented are as follows:

	Three months ended		Six months ended
(In U.S. dollars except share data)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Numerator:
Net loss	$(11,915,136)	$(7,145,588)	$(18,605,106)	$(8,436,709)
Denominator:
Basic and diluted weighted average number of common shares outstanding	54,076,271	53,879,282	53,976,330	54,307,779
EPS:
Basic and diluted	$(0.22)	$(0.13)	$(0.34)	$(0.16)

For the three months ended September 30, 2017 and 2016, there were 1,029,266 and 1,115,000 shares of unvested restricted stock, respectively, and for the six months ended September 30, 2017 and 2016, there were 1,029,266 and 1,115,000 shares of unvested restricted stock, respectively, which were excluded from the calculation of diluted EPS because the effect of their inclusion would be anti-dilutive.

12.  Commitments and Contingencies

Operating Leases

Operating lease rent expense was as follows:

	Three months ended		Six months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Operating lease rent expense	$108,358	$90,992	$214,550	$206,022

We had the following commitments as a lessee under operating leases relating to our United States, Greece and United Kingdom offices:

September 30, 2017
Less than one year	$247,648
One to three years	95,284
Total	$342,932

Fixed Time Charter Contracts

We had the following future minimum fixed time charter hire receipts based on non-cancelable long-term fixed time charter contracts:

September 30, 2017
Less than one year	$43,783,113
One to three years	40,951,227
Three to five years	1,058,252
Total	$85,792,592

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

The Rights will expire on August 31, 2018.

14.  Subsequent Events

Refinancing of Corsair

On November 7, 2017, we refinanced a three-year-old VLGC, the Corsair, pursuant to a memorandum of agreement and a bareboat charter agreement. The structure provides for the transfer of the VLGC to the buyer for $65 million and, as part of the agreement, Corsair LPG Transport LLC, our wholly-owned subsidiary, will bareboat charter the vessel back for a period of 12 years, with purchase options from the end of year 2 onwards. We will continue to technically manage, commercially charter, and operate the VLGC. We received $52.0 million in cash as part of the transaction with $13.0 million to be retained by the buyer as a deposit (the “Deposit”), which can be used by us towards the repurchase of the vessel either pursuant to an early buyout option or at the end of the 12-year bareboat charter term. The refinancing proceeds of $52.0 million were used to repay $30.1 million of the 2017 Bridge Loan’s then outstanding principal amount. The remaining proceeds were, or will be, used to pay legal fees associated with this transaction and for general corporate purposes. This transaction will be treated as a financing transaction and the VLGC will continue to be recorded as an asset on our balance sheet. This debt financing has a fixed interest rate of 4.9%, not including estimated financing costs of $0.1 million, monthly broker commission fees of 1.25% over the 12-year term on interest and principal payments made, broker commission fees of 1% of an exercised purchase option excluding the Deposit, and a monthly fixed straight-line principal obligation of approximately $0.3 million over the 12-year term with a balloon payment of $13.0 million.

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

On April 1, 2015, Dorian and Phoenix began operations of the Helios Pool, which entered into pool participation agreements for the purpose of establishing and operating, as charterer, under a variable rate time charter to be entered into with owners or disponent owners of VLGCs, a commercial pool of VLGCs whereby revenues and expenses are shared. The vessels entered into the Helios Pool may operate either in the spot market, pursuant to contracts of affreightment, or COAs, or on time charters of two years' duration or less. As of November 1, 2017, eighteen of our twenty-two VLGCs were employed in the Helios Pool.

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

Recent Developments

On November 7, 2017, we refinanced a three-year-old VLGC, the Corsair, pursuant to a memorandum of agreement and a bareboat charter agreement. Refer to Note 14 to our unaudited interim condensed consolidated financial statements included herein for further details.

Selected Financial Data

The following table presents our selected financial data and other information for the three and six months ended September 30, 2017 and 2016, and as of September 30, 2017 and March 31, 2017, and should be read in conjunction with our unaudited interim condensed consolidated financial statements and other financial information included in this quarterly report.

	Three months ended		Six months ended
(in U.S. dollars, except fleet data)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Statement of Operations Data
Revenues	$34,729,021	$33,611,233	$75,754,493	$84,127,009
Expenses
Voyage expenses	1,275,521	466,218	1,514,966	1,222,022
Vessel operating expenses	15,740,438	16,339,345	32,625,727	32,434,897
Depreciation and amortization	16,464,707	16,365,517	32,757,865	32,558,262
General and administrative expenses	5,421,145	5,203,915	13,956,054	10,815,225
Total expenses	38,901,811	38,374,995	80,854,612	77,030,406
Other income—related parties	638,070	552,922	1,271,953	1,105,823
Operating income/(loss)	(3,534,720)	(4,210,840)	(3,828,166)	8,202,426
Other income/(expenses)
Interest and finance costs	(8,602,430)	(7,160,119)	(16,080,164)	(14,198,328)
Interest income	28,226	30,317	44,042	53,495
Unrealized gain/(loss) on derivatives	652,160	6,528,203	(1,718,031)	2,158,344
Realized loss on derivatives	(435,920)	(2,333,915)	(1,048,783)	(4,590,703)
Gain on early extinguishment of debt	—	—	4,117,364	—
Foreign currency (gain)/loss, net	(22,452)	766	(91,368)	(61,943)
Total other income/(expenses), net	(8,380,416)	(2,934,748)	(14,776,940)	(16,639,135)
Net loss	$(11,915,136)	$(7,145,588)	$(18,605,106)	$(8,436,709)
Loss per common share—basic	$(0.22)	$(0.13)	$(0.34)	$(0.16)
Loss per common share—diluted	$(0.22)	$(0.13)	$(0.34)	$(0.16)
Other Financial Data
Adjusted EBITDA(1)	$14,111,332	$13,253,766	$31,582,161	$42,830,044
Fleet Data
Calendar days(2)	2,024	2,024	4,026	4,026
Available days(3)	2,023	2,022	4,025	4,024
Operating days(4)(7)	1,857	1,732	3,651	3,617
Fleet utilization(5)(7)	91.8%	85.7%	90.7%	89.9%
Average Daily Results
Time charter equivalent rate(6)(7)	$18,015	$19,137	$20,334	$22,921
Daily vessel operating expenses(8)	$7,777	$8,073	$8,104	$8,056

	Dorian LPG Ltd.
	As of	As of
(in U.S. dollars)	September 30, 2017	March 31, 2017
Balance Sheet Data
Cash and cash equivalents	$50,844,921	$17,018,552
Restricted cash, non – current	18,081,836	50,874,146
Total assets	1,698,062,144	1,746,234,880
Current portion of long-term debt	126,286,358	65,978,785
Long-term debt—net of current portion and deferred financing fees	592,497,785	683,985,463
Total liabilities	739,050,646	770,233,162
Total shareholders’ equity	$959,011,498	$976,001,718

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

The following table sets forth a reconciliation of net loss to Adjusted EBITDA (unaudited) for the periods presented:

	Three months ended		Six months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
(in U.S. dollars)
Net loss	$(11,915,136)	$(7,145,588)	$(18,605,106)	$(8,436,709)
Interest and finance costs	8,602,430	7,160,119	16,080,164	14,198,328
Unrealized (gain)/loss on derivatives	(652,160)	(6,528,203)	1,718,031	(2,158,344)
Realized loss on derivatives	435,920	2,333,915	1,048,783	4,590,703
Gain on early extinguishment of debt	—	—	(4,117,364)	—
Stock-based compensation expense	1,175,571	1,068,006	2,699,788	2,077,804
Depreciation and amortization	16,464,707	16,365,517	32,757,865	32,558,262
Adjusted EBITDA	$14,111,332	$13,253,766	$31,582,161	$42,830,044

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

The following table sets forth a reconciliation of revenues to TCE rate (unaudited) for the periods presented:

	Three months ended		Six months ended
(in U.S. dollars, except operating days)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Numerator:
Revenues	$34,729,021	$33,611,233	$75,754,493	$84,127,009
Voyage expenses	(1,275,521)	(466,218)	(1,514,966)	(1,222,022)
Time charter equivalent	$33,453,500	$33,145,015	$74,239,527	$82,904,987
Denominator:
Operating days	1,857	1,732	3,651	3,617
TCE rate:
Time charter equivalent rate	$18,015	$19,137	$20,334	$22,921

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

	Three months ended		Six months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Our Methodology:
Operating Days	1,857	1,732	3,651	3,617
Fleet Utilization	91.8%	85.7%	90.7%	89.9%
Time charter equivalent	$18,015	$19,137	$20,334	$22,921

Alternate Methodology:
Operating Days	2,005	2,022	4,007	4,024
Fleet Utilization	99.1%	100.0%	99.6%	100.0%
Time charter equivalent	$16,685	$16,392	$18,527	$20,603

We believe that Our Methodology using the underlying vessel employment provides more meaningful insight into market conditions and the performance of our vessels.

(8)	Daily vessel operating expenses are calculated by dividing vessel operating expenses by calendar days for the relevant time period.

Our Fleet

The following table sets forth certain information regarding our fleet as of November 1, 2017.

	Capacity		Sister		ECO		Charter
	(Cbm)	Shipyard	Ships	Year Built	Vessel(1)	Employment	Expiration(2)
VLGCs
Captain Markos NL	82,000	Hyundai	A	2006	—	Time Charter(3)	Q4 2019
Captain John NP	82,000	Hyundai	A	2007	—	Pool-TCO(4)	Q3 2018
Captain Nicholas ML	82,000	Hyundai	A	2008	—	Pool-TCO(4)	Q2 2018
Comet	84,000	Hyundai	B	2014	X	Time Charter(5)	Q3 2019
Corsair	84,000	Hyundai	B	2014	X	Time Charter(6)	Q3 2018
Corvette	84,000	Hyundai	B	2015	X	Pool(7)	—
Cougar	84,000	Hyundai	B	2015	X	Pool(7)	—
Concorde	84,000	Hyundai	B	2015	X	Pool(7)	—
Cobra	84,000	Hyundai	B	2015	X	Pool-TCO(4)	Q3 2018
Continental	84,000	Hyundai	B	2015	X	Pool(7)	—
Constitution	84,000	Hyundai	B	2015	X	Pool(7)	—
Commodore	84,000	Hyundai	B	2015	X	Pool(7)	—
Cresques	84,000	Daewoo	C	2015	X	Pool(7)	—
Constellation	84,000	Hyundai	B	2015	X	Pool(7)	—
Cheyenne	84,000	Hyundai	B	2015	X	Pool(7)	—
Clermont	84,000	Hyundai	B	2015	X	Pool(7)	—
Cratis	84,000	Daewoo	C	2015	X	Pool-TCO(4)	Q4 2017
Chaparral	84,000	Hyundai	B	2015	X	Pool(7)	—
Copernicus	84,000	Daewoo	C	2015	X	Pool(7)	—
Commander	84,000	Hyundai	B	2015	X	Time Charter(8)	Q4 2020
Challenger	84,000	Hyundai	B	2015	X	Pool(7)	—
Caravelle	84,000	Hyundai	B	2016	X	Pool(7)	—
Total	1,842,000

(1)	Represents vessels with very low revolutions per minute, long‑stroke, electronically controlled engines, larger propellers, advanced hull design, and low friction paint.

(2)	Represents calendar year quarters.

(3)	Currently on time charter with an oil major that began in December 2014.

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

(8)	Currently on a time charter with a major oil company that began in November 2015.

Results of Operations – For the three months ended September 30, 2017 as compared to the three months ended September 30, 2016

Revenues

The following table compares our Revenues for the three months ended September 30:

			Increase /	Percent
	2017	2016	(Decrease)	Change

Net pool revenues—related party	$20,468,380	$20,837,311	$(368,931)	(1.8)%
Time charter revenues	12,507,394	12,465,684	41,710	0.3%
Voyage charter revenues	1,733,247	—	1,733,247	NM
Other revenues, net	20,000	308,238	(288,238)	(94)%
Total	$34,729,021	$33,611,233	$1,117,788	3.3%

Revenues, which represent net pool revenues—related party, time charters, voyage charters and other revenues earned by our vessels, were $34.7 million for the three months ended September 30, 2017, an increase of $1.1 million, or 3.3%, from $33.6 million for the three months ended September 30, 2016. The increase is primarily attributable to increased utilization of our vessels from 85.7% during the three months ended September 30, 2016 to 91.8% during the three months ended September 30, 2017. The increase from higher utilization was partially offset by a reduction in average TCE rates from $19,137 for the three months ended September 30, 2016 to $18,015 for the three months ended September 30, 2017. Spot market rates were slightly higher when comparing the three months ended September 30, 2017 with the three months ended September 30, 2016. The Baltic Exchange Liquid Petroleum Gas Index, an index published daily by the Baltic Exchange for the spot market rate for the benchmark Ras Tanura Chiba route (expressed as U.S. dollars per metric ton), averaged $22.171 during the three months ended September 30, 2017 compared to an average of $21.368 for the three months ended September 30, 2016. Therefore, increased bunker costs, which are deducted from gross revenues when calculating TCE rates, drove the decline in TCE rates. Voyage expenses, including bunkers, are typically paid by the charterer under time charters, including our vessels chartered to the Helios Pool. Net pool revenues—related party are calculated on a net basis using gross revenues of pool vessels less voyage expenses of pool vessels and general and administrative expenses of the pool.

Voyage Expenses

Voyage expenses were $1.3 million during the three months ended September 30, 2017, an increase of $0.8 million, or 173.6%, from $0.5 million for the three months ended September 30, 2016. Voyage expenses are all expenses unique to a particular voyage, including bunker fuel consumption, port expenses, canal fees, charter hire commissions, war risk insurance and security costs. Voyage expenses are typically paid by us under voyage charters and by the charterer under time charters, including our vessels chartered to the Helios Pool. Accordingly, we mainly incur voyage expenses for voyage charters or during repositioning voyages between time charters for which no cargo is available or traveling to or from drydocking. The increase for the three months ended September 30, 2017, as compared with the three months ended September 30, 2016, was mainly attributable to one of our VLGCs operating on a voyage charter outside of the Helios Pool during the three months ended September 30, 2017, partially offset by a reduction of port charges and other related expenses along with decreases in war risk insurance and security costs due to a reduction of transits in high-risk areas.

Vessel Operating Expenses

Vessel operating expenses were $15.7 million during the three months ended September 30, 2017, or $7,777 per vessel per calendar day, which is calculated by dividing vessel operating expenses by calendar days for the relevant time period for the vessels that were in our fleet. This was a decrease of $0.6 million, or 3.7%, from $16.3 million for the three months ended September 30, 2016. Vessel operating expenses per vessel per calendar day decreased by $296 from $8,073 for the three months ended September 30, 2016 to $7,777 for the three months ended September 30, 2017. The decrease in vessel operating expenses was primarily the result of a reduction in insurance costs, reflecting a reduction in premiums, along with reductions in spares, stores, and repairs and maintenance costs for the three months ended September 30, 2017 when compared with the three months ended September 30, 2016. These reductions were partially offset by an increase in non-voyage related port costs.

General and Administrative Expenses

General and administrative expenses were $5.4 million for the three months ended September 30, 2017, an increase of $0.2 million, or 4.2%, from $5.2 million for the three months ended September 30, 2016. The increase was mainly due to an increase of $0.2 million in salaries, wages and benefits and an increase of $0.1 million in stock-based compensation, partially offset by a decrease of $0.1 million for professional fees. Other general and administrative expenses remained relatively constant for the three months ended September 30, 2017 as compared to September 30, 2016.

Interest and Finance Costs

Interest and finance costs amounted to $8.6 million for the three months ended September 30, 2017, an increase of $1.4 million, or 20.1%, from $7.2 million for the three months ended September 30, 2016. The increase of $1.4 million during this period was due to an increase of $0.8 million in amortization of deferred financing fees along with an increase of $0.6 million in interest incurred on our long-term debt, primarily resulting from an increase in LIBOR, partially offset by a decrease in average indebtedness. Average indebtedness, excluding deferred financing fees, decreased from $818.5 million for the three months ended September 30, 2016 to $742.3 million for the three months ended September 30, 2017. As of September 30, 2017, the outstanding balance of our long-term debt, net of deferred financing fees of $20.3 million, was $718.8 million.

Unrealized Gain on Derivatives

Unrealized gain on derivatives amounted to approximately $0.7 million for the three months ended September 30, 2017, compared to an unrealized gain of $6.5 million for the three months ended September 30, 2016. The $5.8 million decrease is primarily attributable to changes in the fair value of our interest rate swaps due to changes in forward LIBOR yield curves and reductions in notional amounts.

Realized Loss on Derivatives

Realized loss on derivatives amounted to approximately $0.4 million for the three months ended September 30, 2017, a decrease of $1.9 million, or 81.3%, from a realized loss of $2.3 million for the three months ended September 30, 2016. The decrease is attributable to (i) $1.0 million in realized loss on interest rate swaps related to the RBS Loan Facility during the three months ended September 30, 2016 that did not recur during the three months ended September 30, 2017 as the interest rate swaps related to the RBS Loan Facility were terminated subsequent to the three months ended September 30, 2016 and (ii) a decrease of $0.9 million on interest rate swaps related to the 2015 Debt Facility primarily resulting from increases in floating LIBOR.

Results of Operations – For the six months ended September 30, 2017 as compared to the six months ended September 30, 2016

Revenues

The following table compares our Revenues for the six months ended September 30:

			Increase /	Percent
	2017	2016	(Decrease)	Change
Net pool revenues—related party	$48,943,739	$58,496,696	$(9,552,957)	(16.3)%
Time charter revenues	25,072,049	24,998,035	74,014	0.3%
Voyage charter revenues	1,733,247	—	1,733,247	NM
Other revenues, net	5,458	632,278	(626,820)	(99.1)%
Total	$75,754,493	$84,127,009	$(8,372,516)	(10.0)%

Revenues, which represent net pool revenues—related party, time charters, voyage charters and other revenues earned by our vessels, were $75.8 million for the six months ended September 30, 2017, a decrease of $8.3 million, or 10.0%, from $84.1 million for the six months ended September 30, 2016. The decrease is primarily attributable to a decrease in average TCE rates from $22,921 for the six months ended September 30, 2016 to $20,334 for the six months ended September 30, 2017. Spot market rates were relatively unchanged when comparing the six months ended September 30, 2017 with the three months ended September 30, 2016. The Baltic Exchange Liquid Petroleum Gas Index, an index published daily by the Baltic Exchange for the spot market rate for the benchmark Ras Tanura Chiba route (expressed as U.S. dollars per metric ton), averaged $25.412 during the six months ended September 30, 2017 compared to an average of $24.736 for the six months ended September 30, 2016. Therefore, increased bunker costs, which are deducted from gross revenues when calculating TCE rates, drove the decline in TCE rates. Voyage expenses, including bunkers, are typically paid by the charterer under time charters, including our vessels chartered to the Helios Pool. Net pool revenues—related party are calculated on a net basis using gross revenues of pool vessels less voyage expenses of pool vessels and general and administrative expenses of the pool.

Voyage Expenses

Voyage expenses were $1.5 million during the six months ended September 30, 2017, an increase of $0.3 million, or 24.0%, from $1.2 million for the six months ended September 30, 2016. Voyage expenses are all expenses unique to a particular voyage, including bunker fuel consumption, port expenses, canal fees, charter hire commissions, war risk insurance and security costs. Voyage expenses are typically paid by us under voyage charters and by the charterer under time charters, including our vessels chartered to the Helios Pool. Accordingly, we mainly incur voyage expenses for voyage charters or during repositioning voyages between time charters for which no cargo is available or traveling to or from drydocking. The increase for the six months ended September 30, 2017, as compared with the six months ended September 30, 2016, was mainly attributable to one of our VLGCs operating on a voyage charter outside of the Helios Pool during the six months ended September 30, 2017, partially offset by a reduction of port charges and other related expenses along with decreases in war risk insurance and security costs due to a reduction of transits in high-risk areas.

Vessel Operating Expenses

Vessel operating expenses were $32.6 million during the six months ended September 30, 2017, or $8,104 per vessel per calendar day, which is calculated by dividing vessel operating expenses by calendar days for the relevant time period for the vessels that were in our fleet. This was an increase of $0.2 million, or 0.6%, from $32.4 million for the six months ended September 30, 2016. Vessel operating expenses per vessel per calendar day increased by $48 from $8,056 for the six months ended September 30, 2016 to $8,104 for the six months ended September 30, 2017. The increase in vessel operating expenses was primarily the result of (i) an increase in non-voyage related port costs, (ii) general crew wage increases coupled with short-term increases in selected crew complements on certain vessels, and (iii) additional maintenance on our vessels. Partially offsetting the increases was a reduction in insurance costs, reflected by a reduction in premiums, along with reductions in spares and stores for the six months ended September 30, 2017 as compared with the six months ended September 30, 2016.

General and Administrative Expenses

General and administrative expenses were $14.0 million for the six months ended September 30, 2017, an increase of $3.2 million, or 29.0%, from $10.8 million for the six months ended September 30, 2016. The increase was mainly due to an increase of $2.6 million in salaries, wages and benefits and an increase of $0.6 million in stock-based compensation. The increase in salaries, wages and benefits was primarily due to $2.3 million in cash bonuses to various employees that were approved by the Compensation Committee of our Board of Directors and expensed and paid during the six months ended September 30, 2017. Cash bonuses of $3.0 million to various employees paid during the six months ended September 30, 2016 were approved by the Compensation Committee of our Board of Directors and expensed prior to the six months ended September 30, 2016. Other general and administrative expenses remained relatively constant during the six months ended September 30, 2017 as compared to September 30, 2016.

Interest and Finance Costs

Interest and finance costs amounted to $16.1 million for the six months ended September 30, 2017, an increase of $1.9 million, or 13.3%, from $14.2 million for the six months ended September 30, 2016. The increase of $1.9 million during this period was due to (i) an increase of $1.0 million in amortization of deferred financing fees, (ii) an increase of $0.8 million in interest incurred on our long-term debt, primarily resulting from an increase in LIBOR, partially offset by a decrease in average indebtedness, and (iii) an increase of $0.1 million in loan expenses. Average indebtedness, excluding deferred financing fees, decreased from $826.9 million for the six months ended September 30, 2016 to $750.9 million for the six months ended September 30, 2017. As of September 30, 2017, the outstanding balance of our long-term debt, net of deferred financing fees of $20.3 million, was $718.8 million.

Unrealized Gain/(Loss) on Derivatives

Unrealized loss on derivatives amounted to approximately $1.7 million for the six months ended September 30, 2017, compared to an unrealized gain of $2.2 million for the six months ended September 30, 2016. The $3.9 million decrease is primarily attributable to changes in the fair value of our interest rate swaps due to changes in forward LIBOR yield curves and reductions in notional amounts.

Realized Loss on Derivatives

Realized loss on derivatives amounted to approximately $1.0 million for the six months ended September 30, 2017, a decrease of $3.6 million, or 77.2%, from a realized loss of $4.6 million for the six months ended September 30, 2016. The decrease is attributable to (i) $2.0 million in realized loss on interest rate swaps related to the RBS Loan Facility during the six months ended September 30, 2016 that did not recur during the six months ended September 30, 2017 as the interest rate swaps related to the RBS Loan Facility were terminated subsequent to the six months ended September 30, 2016 and (ii) a decrease of $1.6 million on interest rate swaps related to the 2015 Debt Facility primarily resulting from increases in floating LIBOR.

Gain on early extinguishment of debt

Gain on early extinguishment of debt amounted to $4.1 million for the six months ended September 30, 2017 and was attributable to the repayment of the RBS Loan Facility, net of deferred financing fees. Refer to Note 7 to our unaudited interim condensed consolidated financial statements included herein for further details on the repayment of the RBS Loan Facility. There was no gain on early extinguishment of debt for the six months ended September 30, 2016.

Liquidity and Capital Resources

Our business is capital intensive, and our future success depends on our ability to maintain a high‑quality fleet. As of September 30, 2017, we had cash and cash equivalents of $50.8 million and restricted cash of $18.1 million.

Our primary sources of capital during the six months ended September 30, 2017 was (i) $32.3 million in cash generated from operations, (ii) $26.8 million and $6.0 million of restricted cash released as part of the Amendment and the repayment of the RBS Loan Facility, respectively, each described below, and (iii) $97.0 million in proceeds from the

2017 Bridge Loan that were used to repay in full the RBS Loan Facility at 96% of the then outstanding principal amount. The remaining proceeds from the 2017 Bridge Loan were used to pay accrued interest, legal, arrangement and advisory fees related to the 2017 Bridge Loan. As of September 30, 2017, the outstanding balance of our long-term debt, net of deferred financing fees of $20.3 million, was $718.8 million including $126.3 million of principal on our long-term debt scheduled to be repaid within the next twelve months. On May 31, 2017, as part of the Amendment, $26.8 million of restricted cash was released, which was used to prepay $24.8 million of the $66.0 million current portion of our long-term debt. As part of the Amendment, the restricted cash will be increased by $11.0 million at the end of November 2017 and on May 31, 2018, the one year anniversary of the Amendment. However, if we complete a common stock offering of at least $50 million, including fees, the restricted cash shall be calculated as an amount at least equal to 5% of the total principal of the 2015 Debt Facility outstanding, but at no time less than the lesser of $20.0 million and $1.1 million per mortgaged vessel under the 2015 Debt Facility. Refer to Note 7 to our unaudited interim condensed consolidated financial statements included herein for further details of the Amendment. On June 8, 2017, we entered into the $97.0 million 2017 Bridge Loan, which is due on or before August 8, 2018, and repaid in full the RBS Loan Facility, of which $9.6 million was included in the current portion of long-term debt as of March 31, 2017. Additionally, as part of this transaction, $6.0 million of cash previously restricted under the RBS Loan Facility was released as unrestricted cash for use in operations. Refer to Note 7 to our unaudited interim condensed consolidated financial statements included herein for further details on the 2017 Bridge Loan and the repayment of the RBS Loan Facility. On November 7, 2017, we refinanced a three-year-old VLGC, the Corsair, pursuant to a memorandum of agreement and a bareboat charter agreement. The refinancing proceeds of $52.0 million were used to repay $30.1 million of the 2017 Bridge Loan’s then outstanding principal amount. Refer to Note 14 to our unaudited interim condensed consolidated financial statements included herein for further details of the refinancing of the Corsair.

As reflected in our unaudited interim condensed consolidated financial statements included herein, as of September 30, 2017, our current liabilities exceeded our current assets by $63.5 million, mainly as a result of the 2017 Bridge Loan, of which $66.9 million of principal is due on August 8, 2018, and for which we have not yet secured refinancing. We believe it is probable that we will raise additional funds in the short-term through alternative sources of debt financings and/or through equity financings by way of a private or public offering, which, together with free cash on hand and cash generated from operations, will be sufficient to pay our short-term obligations, including the remaining $66.9 million outstanding under the 2017 Bridge Loan.

Operating expenses, including expenses to maintain the quality of our vessels in order to comply with international shipping standards and environmental laws and regulations, the funding of working capital requirements, long-term debt repayments, and financing costs represent our short‑term, medium‑term and long‑term liquidity needs as of September 30, 2017. Along with the proceeds from the refinancing of the Corsair, restricted cash released as part of the Amendment and restricted cash released resulting from the repayment of the RBS Loan Facility, we have satisfied and anticipate satisfying the remaining needs with cash on hand, cash from operations, and through alternative sources of debt financings and/or through equity financings by way of a private or public offering. However, if these sources are insufficient to satisfy our short-term liquidity needs, or to satisfy our future medium-term or long-term liquidity needs, we may need to seek alternative sources of financing and/or modifications of our existing credit facilities. There is no assurance that we will be able to obtain any such financing or modifications to our existing credit facilities on terms acceptable to us, or at all.

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

Cash Flows

The following table summarizes our cash and cash equivalents provided by/(used in) operating, financing and investing activities for the six months ended September 30:

	2017	2016
Net cash provided by operating activities	$32,320,919	$44,749,852
Net cash provided by/(used in) investing activities	32,406,329	(1,354,826)
Net cash used in financing activities	(31,050,201)	(46,229,501)
Net increase/(decrease) in cash and cash equivalents	$33,826,369	$(2,830,062)

Operating Cash Flows.  Net cash provided by operating activities for the six months ended September 30, 2017 was $32.3 million, compared with $44.7 million for the six months ended September 30, 2016. The decrease of $12.4 million primarily reflects lower operating profits and was driven by a decrease in our average time charter equivalent rate from $22,921 during the six months ended September 30, 2016 to $20,334 for the six months ended September 30, 2017. Spot market rates were relatively unchanged when comparing the six months ended September 30, 2017 with the six months ended September 30, 2016. The Baltic Exchange Liquid Petroleum Gas Index, an index published daily by the Baltic Exchange for the spot market rate for the benchmark Ras Tanura Chiba route (expressed as U.S. dollars per metric ton), averaged $25.412 during the six months ended September 30, 2017 compared to an average of $24.736 for the six months ended September 30, 2016. Therefore, increased bunker costs, which are deducted from gross revenues when calculating TCE rates, drove the decline in TCE rates, drove the decline for the six months ended September 30, 2017 as compared with the six months ended September 30, 2016. Voyage expenses, including bunkers, are typically paid by the charterer under time charters, including our vessels chartered to the Helios Pool. Net pool revenues—related party are calculated on a net basis using gross revenues of pool vessels less voyage expenses of all pool vessels and general and administrative expenses of the pool.

Net cash flow from operating activities depends upon our overall profitability, market rates for vessels employed on voyage charters, charter rates agreed to for time charters, the timing and amount of payments for drydocking expenditures and unscheduled repairs and maintenance, fluctuations in working capital balances and bunker costs.

Investing Cash Flows.  Net cash provided by investing activities was $32.4 million for the six months ended September 30, 2017, an increase of $33.8 million compared with net cash used in investing activities of $1.4 million for the six months ended September 30, 2016. For the six months ended September 30, 2017, net cash provided by investing activities comprised mainly of (i) $26.8 million of restricted cash released as part of the Amendment to the 2015 Debt Facility on May 31, 2017, which was used to prepay $24.8 million of our long-term debt and (ii) $6.0 million of cash previously restricted under the RBS Loan Facility, which was paid in full on June 8, 2017. Please refer to Note 7 to our unaudited interim condensed consolidated financial statements included herein for more information. Net cash used in investing activities for the six months ended September 30, 2016 was comprised primarily of $1.4 million of payments for capitalized costs related to our fleet.

Financing Cash Flows.  Net cash used in financing activities was $31.1 million for the six months ended September 30, 2017, a decrease of $15.1 million compared with $46.2 for the six months ended  September 30, 2016. For the six months ended September 30, 2017, net cash used in financing activities consisted of repayments of long-term debt of $124.1 million, debt financing costs of $2.8 million, and treasury stock repurchases of $1.1 million, partially offset by a borrowing of $97.0 million related to the 2017 Bridge Loan. Net cash used in financing activities for the six months ended September 30, 2016 primarily consisted of $33.3 million of repayments of long-term debt and treasury stock repurchases of $12.9 million.

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

Debt Agreements

For information relating to our secured term loan facilities, refer to Notes 10 and 24 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2017 and Note 7 to our unaudited interim condensed consolidated financial statements for the three and six months ended September 30, 2017 included herein.

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

As of September 30, 2017, independent appraisals of our VLGC fleet had indicators of impairment in accordance with ASC 360 Property, Plant, and Equipment. We determined estimated net operating cash flows for these VLGCs by applying various assumptions regarding future time charter equivalent revenues net of commissions, operating expenses, scheduled drydockings, expected offhire and scrap values. These assumptions were based on historical data as well as future expectations. We estimated spot market rates by obtaining the trailing 10-year historical average spot market rates, as published by maritime industry researchers. Estimated outflows for operating expenses and drydocking expenses were based on historical and budgeted costs and were adjusted for assumed inflation. Utilization was based on our historical levels achieved in the spot market and estimates of a residual value consistent with scrap rates used in management's evaluation of scrap value. Such estimates and assumptions regarding expected net operating cash flows require considerable judgment and were based upon historical experience, financial forecasts and industry trends and conditions. Therefore, based on this analysis, we concluded that no impairment charge was necessary because we believe the vessel carrying values are recoverable. No impairment charges were recognized for the three and six months ended September 30, 2017.

In addition, we performed a sensitivity analysis as of September 30, 2017 to determine the effect on recoverability of changes in TCE rates. The sensitivity analysis suggests that we would not incur an impairment charge on any of our twenty-two VLGCs if daily TCE rates based on the 10-year historical average spot market rates were reduced by 30%. An impairment charge of approximately $143.9 million on our twenty-two VLGCs would be triggered by a reduction of 40% in the 10-year historical average spot market rates. The amount, if any, and timing of any impairment charges we may recognize in the future will depend upon the then current and expected future charter rates and vessel values, which may differ materially from those used in our estimates as of September 30, 2017.

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

Interest Rate Risk

The LPG shipping industry is capital intensive, requiring significant amounts of investment. Much of this investment is provided in the form of long-term debt. Our debt agreements contain interest rates that fluctuate with LIBOR. We have entered into interest rate swap agreements to hedge a majority of our exposure to fluctuations of interest rate risk associated with our 2015 Debt Facility. We have hedged $250 million of non-amortizing principal and $253.3 million of amortizing principal of the 2015 Debt Facility as of September 30, 2017 and thus increasing interest rates could adversely impact our future earnings due to additional interest expense on our unhedged debt. For the 12 months following September 30, 2017, a hypothetical increase or decrease of 20 basis points in the underlying LIBOR rates would result in an increase or decrease of our interest expense on all of our non-hedged interest bearing debt by approximately $0.5 million assuming all other variables are held constant.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of September 30, 2017. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those internal control systems determined to be effective can provide only a level of reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three and six months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. The following is an update to the risk factors that may cause actual results to differ materially from those anticipated as set forth in “Item 1A. — Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2017.

Although our unaudited interim condensed consolidated financial statements included herein have been prepared on a going concern basis, we must raise additional capital before August 8, 2018 to fund our operations in order to continue as a going concern.

Our current liquidity position raises substantial doubt about our ability to continue as a going concern. See Note 3 to the unaudited interim condensed consolidated financial statements included herein. If we are unable to improve our liquidity position we may not be able to continue as a going concern. The accompanying unaudited interim condensed consolidated financial statements do not include any adjustments that might result if we are unable to continue as a going concern and, therefore, be required to realize our assets and discharge our liabilities other than in the normal course of business, which could cause investors to suffer the loss of all or a substantial portion of their investment.

In order to have sufficient cash to fund our operations beyond August 8, 2018, we will need to raise additional equity or debt capital by August 8, 2018 in order to continue as a going concern and we cannot provide any assurance that we will be successful in doing so.

ITEM 6. EXHIBITS

See accompanying Exhibit Index for a list of exhibits filed or furnished with this report.

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

Dorian LPG Ltd.
(Registrant)

Date: November 9, 2017	/s/ John Hadjipateras
John Hadjipateras
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2017	/s/ Theodore B. Young
Theodore B. Young
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)