Form 10-Q
period 2017-12-31
DORIAN LPG LTD.
filed 2018-02-08
CIK 1596993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

As of February 5, 2018, there were 55,106,852 shares of the registrant’s common stock outstanding.

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

Dorian LPG Ltd.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dorian LPG Ltd.

Unaudited Condensed Consolidated Balance Sheets

(Expressed in United States Dollars, except for share data)

	As of	As of
	December 31, 2017	March 31, 2017
Assets
Current assets
Cash and cash equivalents	$55,633,291	$17,018,552
Trade receivables, net and accrued revenues	239,390	11,030
Prepaid expenses and other receivables	2,673,214	1,903,804
Due from related parties	31,836,058	42,457,000
Inventories	2,019,128	2,580,742
Total current assets	92,401,081	63,971,128
Fixed assets
Vessels, net	1,555,034,707	1,603,469,247
Other fixed assets, net	207,833	317,348
Total fixed assets	1,555,242,540	1,603,786,595
Other non-current assets
Deferred charges, net	1,693,457	1,884,174
Derivative instruments	7,896,497	5,843,368
Due from related parties—non-current	19,800,000	19,800,000
Restricted cash	29,082,958	50,874,146
Other non-current assets	82,558	75,469
Total assets	$1,706,199,091	$1,746,234,880
Liabilities and shareholders’ equity
Current liabilities
Trade accounts payable	$5,957,440	$7,075,622
Accrued expenses	3,795,365	5,386,397
Due to related parties	55,822	11,162
Deferred income	6,391,801	7,313,048
Current portion of long-term debt	126,557,191	65,978,785
Total current liabilities	142,757,619	85,765,014
Long-term liabilities
Long-term debt—net of current portion and deferred financing fees	600,905,936	683,985,463
Other long-term liabilities	576,192	482,685
Total long-term liabilities	601,482,128	684,468,148
Total liabilities	744,239,747	770,233,162
Commitments and contingencies
Shareholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued nor outstanding	—	—
Common stock, $0.01 par value, 450,000,000 shares authorized, 58,630,441 and 58,342,201 shares issued, 55,125,094 and 54,974,526 shares outstanding (net of treasury stock), as of December 31, 2017 and March 31, 2017, respectively	586,304	583,422
Additional paid-in-capital	856,948,710	852,974,373
Treasury stock, at cost; 3,505,347 and 3,367,675 shares as of December 31, 2017 and March 31, 2017, respectively	(34,982,171)	(33,897,269)
Retained earnings	139,406,501	156,341,192
Total shareholders’ equity	961,959,344	976,001,718
Total liabilities and shareholders’ equity	$1,706,199,091	$1,746,234,880

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dorian LPG Ltd.

Unaudited Condensed Consolidated Statements of Operations

(Expressed in United States Dollars)

	Three months ended		Nine months ended
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Revenues
Net pool revenues—related party	$31,610,427	$22,301,512	$80,554,166	$80,798,208
Time charter revenues	12,498,849	11,921,875	37,570,898	36,919,910
Voyage charter revenues	335,244	1,296,952	2,068,491	1,296,952
Other revenues, net	101,069	214,649	106,527	846,927
Total revenues	44,545,589	35,734,988	120,300,082	119,861,997
Expenses
Voyage expenses	386,637	1,193,265	1,901,603	2,415,287
Vessel operating expenses	15,794,381	17,114,358	48,420,108	49,549,255
Depreciation and amortization	16,466,322	16,385,921	49,224,187	48,944,183
General and administrative expenses	5,536,028	5,166,239	19,492,082	15,981,464
Total expenses	38,183,368	39,859,783	119,037,980	116,890,189
Other income—related parties	633,883	670,836	1,905,836	1,776,659
Operating income/(loss)	6,996,104	(3,453,959)	3,167,938	4,748,467
Other income/(expenses)
Interest and finance costs	(8,683,257)	(7,332,260)	(24,763,421)	(21,530,588)
Interest income	103,446	27,711	147,488	81,206
Unrealized gain on derivatives	3,771,160	24,381,306	2,053,129	26,539,650
Realized loss on derivatives	(369,941)	(8,390,014)	(1,418,724)	(12,980,717)
Gain on early extinguishment of debt	—	—	4,117,364	—
Foreign currency loss, net	(147,097)	(193,160)	(238,465)	(255,103)
Total other income/(expenses), net	(5,325,689)	8,493,583	(20,102,629)	(8,145,552)
Net income/(loss)	$1,670,415	$5,039,624	$(16,934,691)	$(3,397,085)
Earnings/(loss) per common share—basic	$0.03	$0.09	$(0.31)	$(0.06)
Earnings/(loss) per common share—diluted	$0.03	$0.09	$(0.31)	$(0.06)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Dorian LPG Ltd.

Unaudited Condensed Consolidated Statements of Shareholders’ Equity

(Expressed in United States Dollars, except for number of shares)

	Number of			Additional
	common	Common	Treasury	paid-in	Retained
	shares	stock	stock	capital	Earnings	Total
Balance, April 1, 2016	58,057,493	$580,575	$(20,943,816)	$848,179,471	$157,783,007	$985,599,237
Net loss for the period	—	—	—	—	(3,397,085)	(3,397,085)
Restricted share award issuances	277,514	2,775	—	(2,775)	—	—
Stock-based compensation	—	—	—	3,650,778	—	3,650,778
Purchase of treasury stock	—	—	(12,953,453)	—	—	(12,953,453)
Balance, December 31, 2016	58,335,007	$583,350	$(33,897,269)	$851,827,474	$154,385,922	$972,899,477

	Number of			Additional
	common	Common	Treasury	paid-in	Retained
	shares	stock	stock	capital	Earnings	Total
Balance, April 1, 2017	58,342,201	$583,422	$(33,897,269)	$852,974,373	$156,341,192	$976,001,718
Net loss for the period	—	—	—	—	(16,934,691)	(16,934,691)
Restricted share award issuances	288,240	2,882	—	(2,882)	—	—
Stock-based compensation	—	—	—	3,977,219	—	3,977,219
Purchase of treasury stock	—	—	(1,084,902)	—	—	(1,084,902)
Balance, December 31, 2017	58,630,441	$586,304	$(34,982,171)	$856,948,710	$139,406,501	$961,959,344

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Dorian LPG Ltd.

Unaudited Condensed Consolidated Statements of Cash Flows

(Expressed in United States Dollars)

	Nine months ended
	December 31, 2017	December 31, 2016
Cash flows from operating activities:
Net loss	$(16,934,691)	$(3,397,085)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	49,224,187	48,944,183
Amortization of financing costs	4,585,593	2,820,407
Unrealized gain on derivatives	(2,053,129)	(26,539,650)
Stock-based compensation expense	3,977,219	3,238,940
Gain on early extinguishment of debt	(4,117,364)	—
Unrealized foreign currency (gain)/loss, net	(141,903)	346,165
Other non-cash items	77,342	256,630
Changes in operating assets and liabilities
Trade receivables, net and accrued revenue	(228,360)	(1,274,994)
Prepaid expenses and other receivables	(769,410)	168,632
Due from related parties	10,620,942	27,610,954
Inventories	561,614	(598,164)
Other non-current assets	(7,089)	1,854
Trade accounts payable	(1,070,331)	(1,460,727)
Accrued expenses and other liabilities	(2,361,552)	(227,353)
Due to related parties	44,660	(151,846)
Payments for drydocking costs	(461,478)	(533,096)
Net cash provided by operating activities	40,946,250	49,204,850
Cash flows from investing activities:
Capital expenditures	(297,534)	(1,755,832)
Restricted cash deposits	(11,008,812)	—
Restricted cash released	32,800,000	—
Payments to acquire other fixed assets	(5,305)	(7,029)
Net cash provided by/(used in) investing activities	21,488,349	(1,762,861)
Cash flows from financing activities:
Proceeds from long-term debt borrowings	149,000,000	—
Repayment of long-term debt borrowings	(168,814,690)	(48,646,448)
Purchase of treasury stock	(1,084,902)	(12,953,453)
Financing costs paid	(3,002,235)	(99,785)
Net cash used in financing activities	(23,901,827)	(61,699,686)
Effects of exchange rates on cash and cash equivalents	81,967	(314,626)
Net increase/(decrease) in cash and cash equivalents	38,614,739	(14,572,323)
Cash and cash equivalents at the beginning of the period	17,018,552	46,411,962
Cash and cash equivalents at the end of the period	$55,633,291	$31,839,639

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

Our subsidiaries as of December 31, 2017, which are all wholly-owned and are incorporated in Republic of the Marshall Islands (unless otherwise noted), are listed below.

Vessel Subsidiaries

	Type of
Subsidiary	vessel	Vessel’s name	Built	CBM(1)
CMNL LPG Transport LLC	VLGC	Captain Markos NL	2006	82,000
CJNP LPG Transport LLC	VLGC	Captain John NP	2007	82,000
CNML LPG Transport LLC	VLGC	Captain Nicholas ML	2008	82,000
Comet LPG Transport LLC	VLGC	Comet	2014	84,000
Corsair LPG Transport LLC	VLGC	Corsair(2)	2014	84,000
Corvette LPG Transport LLC	VLGC	Corvette	2015	84,000
Dorian Shanghai LPG Transport LLC	VLGC	Cougar	2015	84,000
Concorde LPG Transport LLC	VLGC	Concorde(2)	2015	84,000
Dorian Houston LPG Transport LLC	VLGC	Cobra	2015	84,000
Dorian Sao Paulo LPG Transport LLC	VLGC	Continental	2015	84,000
Dorian Ulsan LPG Transport LLC	VLGC	Constitution	2015	84,000
Dorian Amsterdam LPG Transport LLC	VLGC	Commodore	2015	84,000
Dorian Dubai LPG Transport LLC	VLGC	Cresques	2015	84,000
Constellation LPG Transport LLC	VLGC	Constellation	2015	84,000
Dorian Monaco LPG Transport LLC	VLGC	Cheyenne	2015	84,000
Dorian Barcelona LPG Transport LLC	VLGC	Clermont	2015	84,000
Dorian Geneva LPG Transport LLC	VLGC	Cratis	2015	84,000
Dorian Cape Town LPG Transport LLC	VLGC	Chaparral	2015	84,000
Dorian Tokyo LPG Transport LLC	VLGC	Copernicus	2015	84,000
Commander LPG Transport LLC	VLGC	Commander	2015	84,000
Dorian Explorer LPG Transport LLC	VLGC	Challenger	2015	84,000
Dorian Exporter LPG Transport LLC	VLGC	Caravelle	2016	84,000

 Management Subsidiaries

Subsidiary
Dorian LPG Management Corp.
Dorian LPG (USA) LLC (incorporated in USA)
Dorian LPG (UK) Ltd. (incorporated in UK)
Dorian LPG Finance LLC
Occident River Trading Limited (incorporated in UK)

Dormant Subsidiaries

Subsidiary
SeaCor LPG I LLC
SeaCor LPG II LLC
Capricorn LPG Transport LLC
Constitution LPG Transport LLC
Grendon Tanker LLC

(1)	CBM: Cubic meters, a standard measure for LPG tanker capacity
(2)	Operated pursuant to a bareboat charter agreement. Refer to Notes 7 and 13 below for further information.

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

3.  Going Concern

As reflected in the accompanying unaudited interim condensed consolidated financial statements and related notes, as of December 31, 2017, our current liabilities exceeded our current assets by $50.4 million, mainly as a result of the 2017 Bridge Loan (defined in Note 7 below), of which $66.9 million of principal is due on December 31, 2018, and for which we have not yet secured refinancing. As we have not yet implemented a refinancing of the remaining portion of the 2017 Bridge Loan, we are required under U.S. GAAP to state that the absence of such refinancing raises substantial doubt about the Company’s ability to continue as a going concern, before consideration of our plans.

On November 7, 2017, we refinanced one of the four VLGCs that was secured under the 2017 Bridge Loan pursuant to a memorandum of agreement and a bareboat charter agreement (refer to Note 7 below). We used a portion of the proceeds from this transaction to repay $30.1 million of the remaining principal on the 2017 Bridge Loan.  We believe it is probable that we will raise additional funds in the short-term through alternative sources of debt financings and/or through equity financings by way of a private or public offering, which, together with free cash on hand and cash generated from operations, will be sufficient to pay our short-term obligations, including the remaining $66.9 million outstanding under the 2017 Bridge Loan. Therefore, our accompanying unaudited interim condensed consolidated financial statements and related notes have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. Accordingly, the accompanying unaudited interim condensed consolidated financial statements and related notes do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

4.  Transactions with Related Parties

Dorian (Hellas), S.A.

Pursuant to management agreements entered into by each of our then vessel owning subsidiaries on July 26, 2013, as amended, with Dorian (Hellas) S.A. (“DHSA”), the technical, crew and commercial management as well as insurance and accounting services of our vessels was outsourced to DHSA. In addition, under those management agreements, strategic and financial services had also been outsourced to DHSA. DHSA had entered into agreements with each of Eagle Ocean Transport Inc. (“Eagle Ocean Transport”) and Highbury Shipping Services Limited (“HSSL”) to provide certain of these services on behalf of our then vessel owning companies. Mr. John Hadjipateras, our Chairman, President and Chief Executive Officer, owns 100% of Eagle Ocean Transport, and our Vice President of Chartering, Insurance and Legal, Nigel Grey‑Turner, owns 100% of HSSL.  As of July 1, 2014, vessel management services and the associated agreements for our fleet were transferred from DHSA and are now provided through our wholly-owned subsidiaries Dorian LPG (USA) LLC, Dorian LPG (UK) Ltd. and Dorian LPG Management Corp. Eagle Ocean Transport continues to incur related travel costs for certain transitioned employees as well as office-related costs, for which we reimbursed Eagle Ocean Transport less than $0.1 million and $0.1 million for the three months ended December 31, 2017 and 2016, respectively, and $0.1 million and $0.3 million for the nine months ended December 31, 2017 and 2016, respectively. Such expenses are reimbursed based on their actual cost.

Dorian LPG (USA) LLC and its subsidiaries entered into an agreement with DHSA, retroactive to July 2014 and superseding an agreement between Dorian LPG (UK) Ltd. and DHSA, for the provision by Dorian LPG (USA) LLC and its subsidiaries of certain chartering and marine operation services to DHSA, for which income was earned and included in “Other income-related parties” totaling $0.1 million for both the three months ended December 31, 2017 and 2016 and $0.3 for both the nine months ended December 31, 2017 and 2016, respectively.

As of December 31, 2017, $0.9 million was due from DHSA and included in “Due from related parties” in the unaudited interim condensed consolidated balance sheets included herein. As of March 31, 2017, $0.8 million was due from DHSA and included in “Due from related parties” in the audited consolidated balance sheets.

Helios LPG Pool LLC

On April 1, 2015, Dorian and Phoenix began operations of the Helios Pool, which entered into pool participation agreements for the purpose of establishing and operating, as charterer, under variable rate time charters to be entered into with owners or disponent owners of VLGCs, a commercial pool of VLGCs whereby revenues and expenses are shared. We hold a 50% interest in the Helios Pool as a joint venture with Phoenix and all significant rights and obligations are equally shared by both parties. All profits of the Helios Pool are distributed to the pool participants based on pool points assigned to each vessel as variable charter hire and, as a result, there are no profits available to the equity investors as a share of equity. We have determined that the Helios Pool is a variable interest entity as it does not have sufficient equity at risk. We do not consolidate the Helios Pool because we are not the primary beneficiary and do not have a controlling financial interest. In consideration of Accounting Standards Codification (“ASC”) 810-10-50-4e, the significant factors considered and judgments made in determining that the power to direct the activities of the Helios Pool that most significantly impact the entity’s economic performance are shared, in that all significant performance activities which relate to approval of pool policies and strategies related to pool customers and the marketing of the pool for the procurement of customers for pool vessels, addition of new pool vessels and the pool cost management, require unanimous board consent from a board consisting of two members from each joint venture investor. Further, in accordance with the guidance in ASC 810-10-25-38D, the Company and Phoenix are not related parties as defined in ASC 850 nor are they de facto agents pursuant to ASC 810-10, the power over the significant activities of the Helios Pool is shared, and no party is the primary beneficiary in the Helios Pool, or has a controlling financial interest. In March 2016, the Helios Pool reached an agreement with Oriental Energy Company Ltd. ("Oriental Energy") whereby Oriental Energy would contribute certain vessels to the Helios Pool, have certain of its vessels time chartered by the Helios Pool and simultaneously enter into a multi-year contract of affreightment covering Oriental Energy’s shipments from the United States Gulf. The agreement with Oriental Energy had no impact on the ownership structure or the power to direct significant activities of the Helios Pool. As of December 31, 2017, the Helios Pool operated twenty-five VLGCs, including eighteen of our vessels, three Oriental Energy vessels and four Phoenix vessels. Oriental Energy has given notice that it intends to withdraw its remaining vessels from the Helios Pool by March 31, 2018. We expect this withdrawal to have no material impact on us or the Helios Pool.

As of December 31, 2017, we had receivables from the Helios Pool of $50.7 million, including $19.8 million of working capital contributed for the operation of our vessels in the pool. As of March 31, 2017, we had receivables from the Helios Pool of $61.4 million, including $19.8 million of working capital contributed for the operation of our vessels in the pool. Our maximum exposure to losses from the pool as of December 31, 2017 is limited to the receivables from the pool. The Helios Pool does not have any third-party debt obligations. The Helios Pool has entered into commercial management agreements with each of Dorian LPG (UK) Ltd. and Phoenix as commercial managers and has appointed both commercial managers as the exclusive commercial managers of pool vessels. Fees for commercial management services provided by Dorian LPG (UK) Ltd. are included in “Other income-related parties” in the unaudited interim condensed consolidated statement of operations included herein and were $0.5 million and $0.6 million for the three months ended December 31, 2017 and 2016, respectively, and $1.6 million and $1.5 million for the nine months ended December 31, 2017 and 2016, respectively. Additionally, we receive a fixed reimbursement of expenses such as costs for security guards and war risk insurance for vessels operating in high risk areas from the Helios Pool, for which we earned $0.1 million for both the three and nine months ended December 31, 2017, and $0.2 million and $0.7 million for the three and nine months ended December 31, 2016, respectively, and are included in “Other revenues, net” in the unaudited interim condensed consolidated statement of operations included herein.

Through our vessel owning subsidiaries, we have chartered vessels to the Helios Pool during the three and nine months ended December 31, 2017. The time charter revenue from the Helios Pool is variable depending upon the net results of the pool, operating days and pool points for each vessel. The Helios Pool enters into voyage and time charters with external parties and receives freight and related revenue and, where applicable, incurs voyage costs such as bunkers, port costs and commissions. At the end of each month, the Helios Pool calculates net pool revenues using gross revenues, less voyage expenses of all pool vessels, less fixed time charter hire for any chartered-in vessels, less the general and administrative expenses of the pool. Net pool revenues, less any amounts required for working capital of the Helios Pool, are distributed as variable rate time charter hire for the relevant vessel to participants based on pool points (vessel attributes such as cargo carrying capacity, fuel consumption, and speed are taken into consideration) and number of days the vessel participated in the pool in the period. We recognize net pool revenues on a monthly basis, when each relevant vessel has participated in the pool during the period and the amount of net pool revenues for the month can be estimated reliably. Revenue earned from the Helios Pool is presented in Note 9.

5.  Deferred Charges, Net

The analysis and movement of deferred charges is presented in the table below:

	Drydocking	Equity	Total deferred
	costs	offering costs	charges, net
Balance, April 1, 2017	$1,884,174	$—	$1,884,174
Additions	183,876	52,546	236,422
Amortization	(368,200)	—	(368,200)
Other	(6,393)	(52,546)	(58,939)
Balance, December 31, 2017	$1,693,457	$—	$1,693,457

6.  Vessels, Net

		Accumulated
	Cost	depreciation	Net book Value
Balance, April 1, 2017	$1,728,769,295	$(125,300,048)	$1,603,469,247
Other additions	218,685	—	218,685
Depreciation	—	(48,653,225)	(48,653,225)
Balance, December 31, 2017	$1,728,987,980	$(173,953,273)	$1,555,034,707

Additions to vessels, net were largely due to capital improvements made to one of our VLGCs during the nine months ended December 31, 2017. Our vessels, with a total carrying value of $1,555.0 million and $1,603.5 million as of December 31, 2017 and March 31, 2017, respectively, are first‑priority mortgaged as collateral for our long-term debt (refer to Note 7 below). No impairment loss was recorded for the periods presented.

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

2017 Bridge Loan

On June 8, 2017, we entered into a $97.0 million bridge loan agreement (the “2017 Bridge Loan”) with DNB Capital LLC. The principal amount of the 2017 Bridge Loan was due on or before August 8, 2018 (the “Original Maturity Date”) and initially accrued interest on the outstanding principal amount at a rate of LIBOR plus 2.50% for the period ended December 7, 2017; LIBOR plus 4.50% for the period from December 8 until March 7, 2018; LIBOR plus 6.50% for the period March 8, 2018 until June 7, 2018, and LIBOR plus 8.50% from June 8, 2018 until the Original Maturity Date.

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

The 2017 Bridge Loan was initially secured by, among other things, (i) first priority mortgages on the four VLGCs that were financed under the RBS Loan Facility, (ii) first assignments of all freights, earnings and insurances relating to these four VLGCs, and (iii) pledges of membership interests of the borrowers. In connection with the Corsair Japanese Refinancing (defined below), the security interests related to the Corsair were released under the facility.

On November 7, 2017, we repaid $30.1 million of the outstanding principal in November 2017 with proceeds from the Corsair Japanese Financing.

On December 8, 2017, we entered into an agreement to amend the Original Maturity Date and margin on the 2017 Bridge Loan for a fee of $0.2 million. The remaining outstanding principal amount of the 2017 Bridge Loan is due on or before December 31, 2018 (the “Amended Maturity Date”) and accrues interest on the outstanding principal amount at a rate of LIBOR plus 2.50% for the period ending March 31, 2018; LIBOR plus 6.50% for the period April 1, 2018 until June 30, 2018, and LIBOR plus 8.50% from July 1, 2018 until the Amended Maturity Date.

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

The following financial covenants are the most restrictive from the 2017 Bridge Loan with which the Company is required to comply, calculated on a consolidated basis, determined and defined according to the provisions of the loan agreement:

•

Consolidated liquidity shall be at least $50.0 million, of which an amount at least equal to $10.0 million shall be held by the Parent Guarantor (as defined in the 2017 Bridge Loan agreement) on a freely available and unencumbered basis, and shall mean, on a consolidated basis, the sum of (a) cash and (b) cash equivalents, in each case held by the Parent Guarantor on a freely available and unencumbered basis, provided, that (1) cash and cash equivalents shall at all times be deemed to include cash held in the Earnings Accounts (as defined in the 2015 Debt Facility agreement), (2) cash and cash equivalents shall at all times be deemed to include all cash amounts on the balance sheet of the Parent Guarantor, and (3) at all times prior to and through May 31, 2018 only,  all cash held in accounts by the Helios Pool attributable to the vessels owned directly or indirectly by the Parent Guarantor or its subsidiaries;

•	The ratio of consolidated net debt to consolidated total capitalization shall not exceed 0.60 to 1.00;

•

Minimum interest coverage ratio of consolidated EBITDA to consolidated net interest expense must be maintained greater than or equal to (i) 1.25 until and including the quarter ending March 31, 2018, and (ii) 1.50 thereafter;

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

Amendment to the 2015 Debt Facility

On May 31, 2017, we entered into an agreement to amend the 2015 Debt Facility (the “2015 Debt Facility Amendment”). The 2015 Debt Facility Amendment includes the relaxation of certain covenants under the 2015 Debt Facility; the release of $26.8 million of restricted cash as of the date of the 2015 Debt Facility Amendment that was applied towards the next two debt principal payments, interest and certain fees; and certain other modifications, including an expanded definition of the components of consolidated liquidity to include all cash held in accounts by Helios LPG Pool LLC attributable to the vessels owned directly or indirectly by us.

The 2015 Debt Facility Amendment also includes a provision for the reduction of the minimum balance held as restricted cash. The minimum balance of the restricted cash deposited under the 2015 Debt Facility Amendment is or was:

•

the lesser of $18.0 million and $1.0 million per mortgaged vessel under the 2015 Debt Facility at all times from the date of the 2015 Debt Facility Amendment (“2015 Debt Facility Amendment Date”) through six months after the 2015 Debt Facility Amendment Date;

•

the lesser of $29.0 million and $1.6 million per mortgaged vessel under the 2015 Debt Facility at all times from six months from the 2015 Debt Facility Amendment Date through the first anniversary of the 2015 Debt Facility Amendment Date;

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

The following covenants were relaxed under the 2015 Debt Facility Amendment:

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

The following negative covenants were added under the 2015 Debt Facility Amendment:

•	Restrictions on dividends and stock repurchases until the earlier of (i) an Approved Equity Offering and (ii) the second anniversary of the 2015 Debt Facility Amendment Date; and

•

Restrictions on voluntary payments of the RBS Loan Facility, excluding refinancing, until the earlier of (i) an Approved Equity Offering and (ii) the second anniversary of the 2015 Debt Facility Amendment Date.

Fees related to the 2015 Debt Facility Amendment totaled approximately $1.1 million.

Corsair Japanese Financing

On November 7, 2017, we refinanced a 2014-built VLGC, the Corsair, pursuant to a memorandum of agreement and a bareboat charter agreement (“Corsair Japanese Financing”). The structure provides for the transfer of the VLGC to the buyer for $65.0 million and, as part of the agreement, Corsair LPG Transport LLC, our wholly-owned subsidiary, will bareboat charter the vessel back for a period of 12 years, with a mandatory buyout in 2029 and purchase options from the end of year 2 onwards. We will continue to technically manage, commercially charter, and operate the VLGC. We received $52.0 million in cash as part of the transaction with $13.0 million to be retained by the buyer as a deposit (the “Deposit”), which can be used by us towards the repurchase of the vessel either pursuant to an early buyout option or at the end of the 12-year bareboat charter term. The refinancing proceeds of $52.0 million were used to repay $30.1 million of the 2017 Bridge Loan’s then outstanding principal amount. The remaining proceeds were, or will be, used to pay legal fees associated with this transaction and for general corporate purposes. The Corsair Japanese Financing is treated as a financing transaction and the VLGC continues to be recorded as an asset on our balance sheet. This debt financing has a fixed interest rate of 4.9%, not including financing costs of $0.1 million, monthly broker commission fees of 1.25% over the 12-year term on interest and principal payments made, broker commission fees of 1% of the purchase option price excluding the Deposit, and a monthly fixed straight-line principal obligation of approximately $0.3 million over the 12-year term with a balloon payment of $13.0 million.

Debt Obligations

The table below presents our debt obligations:

RBS Loan Facility	December 31, 2017	March 31, 2017
Tranche A	$—	$34,000,000
Tranche B	—	25,570,000
Tranche C	—	40,312,500
Total RBS Loan Facility	$—	$99,882,500

2017 Bridge Loan	$66,940,405	$—

Corsair Japanese Financing	$51,458,333	$—

2015 Debt Facility
Commercial Financing	$214,769,820	$227,512,277
KEXIM Direct Financing	162,520,518	177,680,534
KEXIM Guaranteed	167,351,357	175,773,718
K-sure Insured	83,303,444	89,253,699
Total 2015 Debt Facility	$627,945,139	$670,220,228

Total debt obligations	$746,343,877	$770,102,728
Less: deferred financing fees	18,880,750	20,138,480
Debt obligations—net of deferred financing fees	$727,463,127	$749,964,248

Presented as follows:
Current portion of long-term debt	$126,557,191	$65,978,785
Long-term debt—net of current portion and deferred financing fees	600,905,936	683,985,463
Total	$727,463,127	$749,964,248

Deferred Financing Fees

The analysis and movement of deferred financing fees is presented in the table below:

Financing
costs
Balance, April 1, 2017	$20,138,480
Additions	3,154,659
Amortization	(4,585,593)
Gain on early extinguishment of debt	173,204
Balance, December 31, 2017	$18,880,750

8.  Stock-Based Compensation Plans

Our stock-based compensation expense is included within general and administrative expenses in the unaudited interim condensed consolidated statements of operations included herein and was $1.3 million and $1.2 million for the three months ended December 31, 2017 and 2016, respectively, and $4.0 million and $3.2 million for the nine months ended December 31, 2017 and 2016, respectively. Unrecognized compensation cost was $7.7 million as of December 31, 2017 and will be recognized over the remaining weighted average life of 1.12 years. For more information on our equity incentive plan, refer to Note 12 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2017.

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

In June, September, and December 2017, we granted 7,220, 8,385, and 8,095 shares of stock, respectively, to our non-executive directors, which were valued and expensed at their grant date fair market value.

In June, September, and December 2017, we granted 1,444, 1,677, and 1,619 shares of stock, respectively, to a non-employee consultant, which were valued and expensed at their grant date fair market value.

A summary of the activity of restricted shares awarded under our equity incentive plan as of December 31, 2017 and changes during the nine months ended December 31, 2017, is as follows:

		Weighted-Average
		Grant-Date
Incentive Share Awards	Numbers of Shares	Fair Value
Unvested as of April 1, 2017	1,114,625	$17.72
Granted	288,240	7.36
Vested	(373,599)	16.59
Unvested as of December 31, 2017	1,029,266	$15.23

9.  Revenues

Revenues comprise the following:

	Three months ended		Nine months ended
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Net pool revenues—related party	$31,610,427	$22,301,512	$80,554,166	$80,798,208
Time charter revenues	12,498,849	11,921,875	37,570,898	36,919,910
Voyage charter revenues	335,244	1,296,952	2,068,491	1,296,952
Other revenues, net	101,069	214,649	106,527	846,927
Total revenues	$44,545,589	$35,734,988	$120,300,082	$119,861,997

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

(a) Concentration of credit risk:  Financial instruments, which may subject us to significant concentrations of credit risk, consist principally of amounts due from our charterers, including the receivables from Helios Pool, cash and cash equivalents, and restricted cash. We limit our credit risk with amounts due from our charterers, including those through the Helios Pool, by performing ongoing credit evaluations of our charterers’ financial condition and generally do not require collateral from our charterers. We limit our credit risk with our cash and cash equivalents and restricted cash by placing it with highly-rated financial institutions.

(b) Interest rate risk:  Our long‑term bank loans are based on LIBOR and hence we are exposed to movements thereto. We entered into interest rate swap agreements in order to hedge a majority of our variable interest rate exposure related to our 2015 Debt Facility. In September 2015, we entered into interest rate swaps with Citibank N.A. (“Citibank”) and ING Bank N.V. to effectively convert a notional amount of $200 million and $50 million, respectively, of debt related to our 2015 Debt Facility from a floating rate to a fixed rate of 1.93% and 2.00%, respectively, each with a termination date of March 23, 2022. In October 2015, we entered into interest rate swaps with the Commonwealth Bank of Australia and Citibank to effectively convert amortizing notional amounts of $85.7 million and $128.6 million, respectively, of debt related to our 2015 Debt Facility from a floating rate to a fixed rate of 1.43% and 1.38%, respectively, each with a termination date of March 23, 2022. In June 2016, we entered into two interest rate swaps with Citibank to effectively convert amortizing notional amounts of $73.0 million and $30.0 million, respectively, of debt related to our 2015 Debt Facility from a floating rate to a fixed rate of 1.21% and 1.16%, respectively, each with a termination date of March 23, 2022.

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

	December 31, 2017		March 31, 2017
	Other non-current assets	Long-term liabilities	Other non-current assets	Long-term liabilities
Derivatives not designated as hedging instruments	Derivative instruments	Derivative instruments	Derivative instruments	Derivative instruments
Interest rate swap agreements	$7,896,497	$—	$5,843,368	$—

The effect of derivative instruments within the unaudited interim condensed consolidated statements of operations included herein for the periods presented is as follows:

		Three months ended
Derivatives not designated as hedging instruments	Location of gain/(loss) recognized	December 31, 2017	December 31, 2016
Interest Rate Swap—Change in fair value	Unrealized gain on derivatives	$3,771,160	$24,381,306
Interest Rate Swap—Realized loss	Realized loss on derivatives	(369,941)	(8,390,014)
Gain/(loss) on derivatives, net		$3,401,219	$15,991,292

		Nine months ended
Derivatives not designated as hedging instruments	Location of gain/(loss) recognized	December 31, 2017	December 31, 2016
Interest Rate Swap—Change in fair value	Unrealized gain on derivatives	$2,053,129	$26,539,650
Interest Rate Swap—Realized loss	Realized loss on derivatives	(1,418,724)	(12,980,717)
Gain/(loss) on derivatives, net		$634,405	$13,558,933

As of December 31, 2017 and March 31, 2017, no fair value measurements for assets or liabilities under Level 1 or Level 3 were recognized in the accompanying consolidated balance sheets. We did not have any other assets or liabilities measured at fair value on a non-recurring basis during the three and nine months ended December 31, 2017 and 2016.

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

The calculations of basic and diluted EPS for the periods presented are as follows:

	Three months ended		Nine months ended
(In U.S. dollars except share data)	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Numerator:
Net income/(loss)	$1,670,415	$5,039,624	$(16,934,691)	$(3,397,085)
Denominator:
Basic weighted average number of common shares outstanding	54,086,431	53,845,777	54,013,164	54,153,218
Effect of dilutive restricted stock	156,516	33,568	—	—
Diluted weighted average number of common shares outstanding	54,242,947	53,879,345	54,013,164	54,153,218
EPS:
Basic	$0.03	$0.09	$(0.31)	$(0.06)
Diluted	$0.03	$0.09	$(0.31)	$(0.06)

For the three months ended December 31, 2017 and 2016, there were 436,666 and 865,500 shares of unvested restricted stock, respectively, and for the nine months ended December 31, 2017 and 2016, there were 1,029,266 and 1,114,625 shares of unvested restricted stock, respectively, which were excluded from the calculation of diluted EPS because the effect of their inclusion would be anti-dilutive.

12.  Commitments and Contingencies

Operating Leases

Operating lease rent expense was as follows:

	Three months ended		Nine months ended
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Operating lease rent expense	$97,382	$110,601	$311,932	$316,623

We had the following commitments as a lessee under operating leases relating to our United States, Greece and United Kingdom offices:

December 31, 2017
Less than one year	$174,676
One to three years	67,812
Total	$242,488

Fixed Time Charter Contracts

We had the following future minimum fixed time charter hire receipts based on non-cancelable long-term fixed time charter contracts:

December 31, 2017
Less than one year	$40,093,114
One to three years	33,806,365
Total	$73,899,479

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

13.  Subsequent Events

Termination of Shareholder Rights Plan

On December 16, 2016, our board of directors declared a dividend of one preferred share purchase right (a "Right") for each share of our common stock outstanding, as set forth in the Rights Agreement dated as of December 16, 2016, by and between the Company and Computershare Inc., as rights agent (the "Rights Agreement"). The dividend was paid on December 27, 2016 to the stockholders of record on such date. Each Right attached to and traded with the associated share of common stock. The Rights were exercisable only if a person or group acquired 15% or more of our outstanding common stock or announced a tender offer or exchange offer which, if consummated, would have resulted in ownership by a person or group of 15% or more of our outstanding common stock (an "Acquiring Person"). If a person became an Acquiring Person, each Right would have entitled its holder (other than an Acquiring Person and certain related parties) to purchase for $60 a number of shares of our common stock having a market value of twice such price. In addition, at any time after a person or group would have acquired 15% or more of our outstanding common stock (unless such person or group would have acquired 50% or more), our board of directors had the option to exchange one share of our common stock for each outstanding Right (other than Rights owned by the Acquiring Person and certain related parties, which would have become void). Any person who, prior to the time of public announcement of the existence of the Rights, publicly disclosed in a Schedule 13D or Schedule 13G (or an amendment thereto) on file with the Securities and Exchange Commission that they beneficially owned 15% or more of our outstanding common stock would not be considered an Acquiring Person so long as such person does not acquire additional shares in excess of certain limitations.

The Rights Agreement was amended on January 26, 2018 to accelerate the expiration of the Rights from August 31, 2018 to January 26, 2018, and had the effect of terminating the Rights Agreement on that date. At the time of the termination of the Rights Agreement, all of the Rights distributed to holders of our common stock pursuant to the Rights Agreement expired.

Concorde Japanese Financing

On January 31, 2018, we refinanced a 2015-built VLGC, the Concorde, pursuant to a memorandum of agreement and a bareboat charter agreement. The structure provides for the transfer of the VLGC to the buyer for $70.0 million and, as part of the agreement, Concorde LPG Transport LLC, our wholly-owned subsidiary, will bareboat charter the vessel back for a period of 13 years, with a mandatory buyout in 2031 and purchase options from the end of year 3 onwards. We will continue to technically manage, commercially charter, and operate the VLGC. We received $56.0 million in cash as part of the transaction with $14.0 million to be retained by the buyer as a deposit (the “Deposit”), which can be used by us towards the repurchase of the vessel either pursuant to an early buyout option or at the end of the 13-year bareboat charter term. The refinancing proceeds of $56.0 million were used to repay $35.1 million of the 2015 Debt Facility’s then outstanding principal amount. Pursuant to the Amendment to the 2015 Debt Facility and in conjunction with this repayment, $1.6 million of restricted cash was released under the 2015 Debt Facility. The remaining proceeds were, or will be, used to pay legal fees associated with this transaction and for general corporate purposes. This transaction will be treated as a financing transaction and the VLGC will continue to be recorded as an asset on our balance sheet. This debt financing has a fixed interest rate of 4.9%, not including estimated financing costs of $0.1 million, monthly broker commission fees of 1.25% over the 13-year term on interest and principal payments made, broker commission fees of 1% of an exercised purchase option excluding the Deposit, and a monthly fixed straight-line principal obligation of approximately $0.3 million over the 13-year term with a balloon payment of $14.0 million.

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

On April 1, 2015, Dorian and Phoenix began operations of the Helios Pool, which entered into pool participation agreements for the purpose of establishing and operating, as charterer, under a variable rate time charter to be entered into with owners or disponent owners of VLGCs, a commercial pool of VLGCs whereby revenues and expenses are shared. The vessels entered into the Helios Pool may operate either in the spot market, pursuant to contracts of affreightment, or COAs, or on time charters of two years' duration or less. As of February 5, 2018, eighteen of our twenty-two VLGCs were employed in the Helios Pool.

Our customers, either directly or through the Helios Pool, include or have included global energy companies such as Exxon Mobil Corp., China International United Petroleum & Chemicals Co., Ltd., Royal Dutch Shell plc, Statoil ASA, and Oriental Energy, commodity traders such as Itochu Corporation and the Vitol Group and importers such as E1 Corp., SK Gas Co. Ltd. and Indian Oil Corporation.

We intend to pursue a balanced chartering strategy by employing our vessels on a mix of multi-year time charters, some of which may include a profit-sharing component, shorter-term time charters, spot market voyages and COAs. Currently, four of our VLGCs are on fixed-rate time charters outside of the Helios Pool and three of our VLGCs are on Pool-TCO within the Helios Pool. See “Our Fleet” below for more information and the definition of Pool-TCO.

Recent Developments

On January 26, 2018, the Rights Agreement was amended to accelerate the expiration of the Rights from August 31, 2018 to January 26, 2018, and had the effect of terminating the Rights Agreement on that date. At the time of the termination of the Rights Agreement, all of the Rights distributed to holders of our common stock pursuant to the Rights Agreement expired. Refer to Note 13 to our unaudited interim condensed consolidated financial statements included herein for further details.

On January 31, 2018, we refinanced a 2015-built VLGC, the Concorde, pursuant to a memorandum of agreement and a bareboat charter agreement. Refer to Note 13 to our unaudited interim condensed consolidated financial statements included herein for further details.

Selected Financial Data

The following table presents our selected financial data and other information for the three and nine months ended December 31, 2017 and 2016, and as of December 31, 2017 and March 31, 2017, and should be read in conjunction with our unaudited interim condensed consolidated financial statements and other financial information included in this quarterly report.

	Three months ended		Nine months ended
(in U.S. dollars, except fleet data)	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Statement of Operations Data
Revenues	$44,545,589	$35,734,988	$120,300,082	$119,861,997
Expenses
Voyage expenses	386,637	1,193,265	1,901,603	2,415,287
Vessel operating expenses	15,794,381	17,114,358	48,420,108	49,549,255
Depreciation and amortization	16,466,322	16,385,921	49,224,187	48,944,183
General and administrative expenses	5,536,028	5,166,239	19,492,082	15,981,464
Total expenses	38,183,368	39,859,783	119,037,980	116,890,189
Other income—related parties	633,883	670,836	1,905,836	1,776,659
Operating income/(loss)	6,996,104	(3,453,959)	3,167,938	4,748,467
Other income/(expenses)
Interest and finance costs	(8,683,257)	(7,332,260)	(24,763,421)	(21,530,588)
Interest income	103,446	27,711	147,488	81,206
Unrealized gain on derivatives	3,771,160	24,381,306	2,053,129	26,539,650
Realized loss on derivatives	(369,941)	(8,390,014)	(1,418,724)	(12,980,717)
Gain on early extinguishment of debt	—	—	4,117,364	—
Foreign currency loss, net	(147,097)	(193,160)	(238,465)	(255,103)
Total other income/(expenses), net	(5,325,689)	8,493,583	(20,102,629)	(8,145,552)
Net income/(loss)	$1,670,415	$5,039,624	$(16,934,691)	$(3,397,085)
Earnings/(loss) per common share—basic	$0.03	$0.09	$(0.31)	$(0.06)
Earnings/(loss) per common share—diluted	$0.03	$0.09	$(0.31)	$(0.06)
Other Financial Data
Adjusted EBITDA(1)	$24,696,206	$13,927,649	$56,278,367	$56,757,693
Fleet Data
Calendar days(2)	2,024	2,024	6,050	6,050
Available days(3)	2,023	1,972	6,048	5,996
Operating days(4)(7)	1,934	1,941	5,585	5,558
Fleet utilization(5)(7)	95.6%	98.4%	92.3%	92.7%
Average Daily Results
Time charter equivalent rate(6)(7)	$22,833	$17,796	$21,199	$21,131
Daily vessel operating expenses(8)	$7,804	$8,456	$8,003	$8,190

	Dorian LPG Ltd.
	As of	As of
(in U.S. dollars)	December 31, 2017	March 31, 2017
Balance Sheet Data
Cash and cash equivalents	$55,633,291	$17,018,552
Restricted cash, non – current	29,082,958	50,874,146
Total assets	1,706,199,091	1,746,234,880
Current portion of long-term debt	126,557,191	65,978,785
Long-term debt—net of current portion and deferred financing fees of $18.9 million	600,905,936	683,985,463
Total liabilities	744,239,747	770,233,162
Total shareholders’ equity	$961,959,344	$976,001,718

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

The following table sets forth a reconciliation of net income/(loss) to Adjusted EBITDA (unaudited) for the periods presented:

	Three months ended		Nine months ended
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
(in U.S. dollars)
Net income/(loss)	$1,670,415	$5,039,624	$(16,934,691)	$(3,397,085)
Interest and finance costs	8,683,257	7,332,260	24,763,421	21,530,588
Unrealized gain on derivatives	(3,771,160)	(24,381,306)	(2,053,129)	(26,539,650)
Realized loss on derivatives	369,941	8,390,014	1,418,724	12,980,717
Gain on early extinguishment of debt	—	—	(4,117,364)	—
Stock-based compensation expense	1,277,431	1,161,136	3,977,219	3,238,940
Depreciation and amortization	16,466,322	16,385,921	49,224,187	48,944,183
Adjusted EBITDA	$24,696,206	$13,927,649	$56,278,367	$56,757,693

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

The following table sets forth a reconciliation of revenues to TCE rate (unaudited) for the periods presented:

	Three months ended		Nine months ended
(in U.S. dollars, except operating days)	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Numerator:
Revenues	$44,545,589	$35,734,988	$120,300,082	$119,861,997
Voyage expenses	(386,637)	(1,193,265)	(1,901,603)	(2,415,287)
Time charter equivalent	$44,158,952	$34,541,723	$118,398,479	$117,446,710

Pool adjustment*	(1,857,575)	—	(1,857,575)	—
Time charter equivalent excluding pool adjustment*	$42,301,377	$34,541,723	$116,540,904	$117,446,710

Denominator:
Operating days	1,934	1,941	5,585	5,558
TCE rate:
Time charter equivalent rate	$22,833	$17,796	$21,199	$21,131
TCE rate excluding pool adjustment*	$21,872	$17,796	$20,867	$21,131

* TCE rate adjusted for the effect of a reallocation of pool profits in accordance with the pool participation agreement due to favorable speed and consumption performance for our vessels operating in the Helios Pool.

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

	Three months ended		Nine months ended
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Our Methodology:
Operating Days	1,934	1,941	5,585	5,558
Fleet Utilization	95.6%	98.4%	92.3%	92.7%
Time charter equivalent	$22,833	$17,796	$21,199	$21,131

Alternate Methodology:
Operating Days	2,023	1,971	6,048	5,995
Fleet Utilization	100.0%	99.9%	100.0%	100.0%
Time charter equivalent	$21,828	$17,525	$19,576	$19,591

We believe that Our Methodology using the underlying vessel employment provides more meaningful insight into market conditions and the performance of our vessels.

(8)	Daily vessel operating expenses are calculated by dividing vessel operating expenses by calendar days for the relevant time period.

Our Fleet

The following table sets forth certain information regarding our fleet as of February 5, 2018.

	Capacity		Sister		ECO		Charter
	(Cbm)	Shipyard	Ships	Year Built	Vessel(1)	Employment	Expiration(2)
VLGCs
Captain Markos NL	82,000	Hyundai	A	2006	—	Time Charter(3)	Q4 2019
Captain John NP	82,000	Hyundai	A	2007	—	Pool-TCO(4)	Q3 2018
Captain Nicholas ML	82,000	Hyundai	A	2008	—	Pool-TCO(4)	Q2 2018
Comet	84,000	Hyundai	B	2014	X	Time Charter(5)	Q3 2019
Corsair	84,000	Hyundai	B	2014	X	Time Charter(6)	Q3 2018
Corvette	84,000	Hyundai	B	2015	X	Pool(7)	—
Cougar	84,000	Hyundai	B	2015	X	Pool(7)	—
Concorde	84,000	Hyundai	B	2015	X	Pool(7)	—
Cobra	84,000	Hyundai	B	2015	X	Pool-TCO(4)	Q3 2018
Continental	84,000	Hyundai	B	2015	X	Pool(7)	—
Constitution	84,000	Hyundai	B	2015	X	Pool(7)	—
Commodore	84,000	Hyundai	B	2015	X	Pool(7)	—
Cresques	84,000	Daewoo	C	2015	X	Pool(7)	—
Constellation	84,000	Hyundai	B	2015	X	Pool(7)	—
Cheyenne	84,000	Hyundai	B	2015	X	Pool(7)	—
Clermont	84,000	Hyundai	B	2015	X	Pool(7)	—
Cratis	84,000	Daewoo	C	2015	X	Pool(7)	—
Chaparral	84,000	Hyundai	B	2015	X	Pool(7)	—
Copernicus	84,000	Daewoo	C	2015	X	Pool(7)	—
Commander	84,000	Hyundai	B	2015	X	Time Charter(8)	Q4 2020
Challenger	84,000	Hyundai	B	2015	X	Pool(7)	—
Caravelle	84,000	Hyundai	B	2016	X	Pool(7)	—
Total	1,842,000

(1)	Represents vessels with very low revolutions per minute, long‑stroke, electronically controlled engines, larger propellers, advanced hull design, and low friction paint.

(2)	Represents calendar year quarters.

(3)	Currently on time charter with an oil major that began in December 2014.

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

(8)	Currently on a time charter with a major oil company that began in November 2015.

Results of Operations – For the three months ended December 31, 2017 as compared to the three months ended December 31, 2016

Revenues

The following table compares our Revenues for the three months ended December 31:

			Increase /	Percent
	2017	2016	(Decrease)	Change

Net pool revenues—related party	$31,610,427	$22,301,512	$9,308,915	41.7%
Time charter revenues	12,498,849	11,921,875	576,974	4.8%
Voyage charter revenues	335,244	1,296,952	(961,708)	(74.2)%
Other revenues, net	101,069	214,649	(113,580)	(53)%
Total	$44,545,589	$35,734,988	$8,810,601	24.7%

Revenues, which represent net pool revenues—related party, time charters, voyage charters and other revenues earned by our vessels, were $44.5 million for the three months ended December 31, 2017, an increase of $8.8 million, or 24.7%, from $35.7 million for the three months ended December 31, 2016. The increase is primarily attributable to an increase in average TCE rates from $17,796 for the three months ended December 31, 2016 to $22,833 for the three months ended December 31, 2017 as a result of higher spot market rates during the three months ended December 31, 2017 as compared to the three months ended December 31, 2016. The Baltic Exchange Liquid Petroleum Gas Index, an index published daily by the Baltic Exchange for the spot market rate for the benchmark Ras Tanura-Chiba route (expressed as U.S. dollars per metric ton), averaged $29.857 during the three months ended December 31, 2017 compared to an average of $25.817 for the three months ended December 31, 2016. Additionally, during the three months ended December 31, 2017, the board of the Helios Pool approved a reallocation of pool profits in accordance with the pool participation agreement. This reallocation resulted in a $961 increase in our fleet’s overall TCE rates for the three months ended December 31, 2017, due mainly to favorable speed and consumption performance of our VLGCs operating in the Helios Pool. The increase in TCE rates was partially offset by a reduction in utilization of our vessels from 98.4% during the three months ended December 31, 2016 to 95.6% during the three months ended December 31, 2017.

Voyage Expenses

Voyage expenses were $0.4 million during the three months ended December 31, 2017, a decrease of $0.8 million, or 67.6%, from $1.2 million for the three months ended December 31, 2016. Voyage expenses are all expenses unique to a particular voyage, including bunker fuel consumption, port expenses, canal fees, charter hire commissions, war risk insurance and security costs. Voyage expenses are typically paid by us under voyage charters and by the charterer under time charters, including our vessels chartered to the Helios Pool. Accordingly, we mainly incur voyage expenses for voyage charters or during repositioning voyages between time charters for which no cargo is available or traveling to or from drydocking. The decrease for the three months ended December 31, 2017, as compared with the three months ended December 31, 2016, was mainly attributable to a reduction in the number of operating days for our VLGCs operating on voyage charters outside of the Helios Pool during the relevant periods.

Vessel Operating Expenses

Vessel operating expenses were $15.8 million during the three months ended December 31, 2017, or $7,804 per vessel per calendar day, which is calculated by dividing vessel operating expenses by calendar days for the relevant time period for the vessels that were in our fleet. This was a decrease of $1.3 million, or 7.7%, from $17.1 million for the three months ended December 31, 2016. Vessel operating expenses per vessel per calendar day decreased by $652 from $8,456 for the three months ended December 31, 2016 to $7,804 for the three months ended December 31, 2017. The decrease in vessel operating expenses for the three months ended December 31, 2017 when compared with the three months ended December 31, 2016 was primarily the result of (i) a $0.6 million, or $293 per vessel per calendar day, reduction of crew wages and related costs, (ii) a $0.3 million, or $163 per vessel per calendar day, reduction in insurance costs, reflecting a reduction in premiums, and (iii) a $0.3 million, or $159 per vessel per calendar day, reduction in spares, stores, and repairs and maintenance costs.

General and Administrative Expenses

General and administrative expenses were $5.5 million for the three months ended December 31, 2017, an increase of $0.3 million, or 7.2%, from $5.2 million for the three months ended December 31, 2016. The increase was mainly due to an increase of $0.2 million in salaries, wages and benefits and an increase of $0.1 million in stock-based compensation. Other general and administrative expenses remained constant for the three months ended December 31, 2017 as compared to December 31, 2016.

Interest and Finance Costs

Interest and finance costs amounted to $8.7 million for the three months ended December 31, 2017, an increase of $1.4 million, or 18.4%, from $7.3 million for the three months ended December 31, 2016. The increase of $1.4 million during this period was due to an increase of $0.8 million in amortization of deferred financing fees along with an increase of $0.6 million in interest incurred on our long-term debt, primarily resulting from an increase in LIBOR, partially offset by a decrease in average indebtedness. Average indebtedness, excluding deferred financing fees, decreased from $802.0 million for the three months ended December 31, 2016 to $751.3 million for the three months ended December 31, 2017. As of December 31, 2017, the outstanding balance of our long-term debt, net of deferred financing fees of $18.9 million, was $727.5 million.

Unrealized Gain on Derivatives

Unrealized gain on derivatives amounted to approximately $3.8 million for the three months ended December 31, 2017, compared to an unrealized gain of $24.4 million for the three months ended December 31, 2016. The $20.6 million decrease is primarily attributable to changes in the fair value of our interest rate swaps due to changes in forward LIBOR yield curves, reductions in notional amounts, and an $8.1 million unrealized gain as a result of the termination of interest rate swaps related to the RBS Loan Facility during the three months ended December 31, 2016 that did not recur during the same period in 2017.

Realized Loss on Derivatives

Realized loss on derivatives amounted to approximately $0.4 million for the three months ended December 31, 2017, a decrease of $8.0 million, or 95.6%, from a realized loss of $8.4 million for the three months ended December 31, 2016. The decrease is primarily attributable to the termination of the interest rate swaps related to the RBS Loan Facility during the three months ended December 31, 2016 that did not recur during the three months ended December 31, 2017.

Results of Operations – For the nine months ended December 31, 2017 as compared to the nine months ended December 31, 2016

Revenues

The following table compares our Revenues for the nine months ended December 31:

			Increase /	Percent
	2017	2016	(Decrease)	Change
Net pool revenues—related party	$80,554,166	$80,798,208	$(244,042)	(0.3)%
Time charter revenues	37,570,898	36,919,910	650,988	1.8%
Voyage charter revenues	2,068,491	1,296,952	771,539	59.5%
Other revenues, net	106,527	846,927	(740,400)	(87.4)%
Total	$120,300,082	$119,861,997	$438,085	0.4%

Revenues, which represent net pool revenues—related party, time charters, voyage charters and other revenues earned by our vessels, were $120.3 million for the nine months ended December 31, 2017, an increase of $0.4 million, or

0.4%, from $119.9 million for the nine months ended December 31, 2016. TCE rates of $21,199 for the nine months ended December 31, 2017 were relatively flat when compared to $21,131 for the three months ended December 31, 2016. During the three months ended December 31, 2017, the board of the Helios Pool approved a reallocation of pool profits in accordance with the pool participation agreement. This reallocation resulted in a $332 increase in our fleet’s overall TCE rates for the nine months ended December 31, 2017, due mainly to favorable speed and consumption performance of our VLGCs operating in the Helios Pool. Excluding this reallocation, TCE rates declined $264 when comparing the nine months ended December 31, 2017 with the nine months ended December 31, 2016. Spot market rates were slightly higher when comparing the nine months ended December 31, 2017 with the nine months ended December 31, 2016. The Baltic Exchange Liquid Petroleum Gas Index, an index published daily by the Baltic Exchange for the spot market rate for the benchmark Ras Tanura-Chiba route (expressed as U.S. dollars per metric ton), averaged $26.870 during the nine months ended December 31, 2017 compared to an average of $25.060 for the nine months ended December 31, 2016. Therefore, increased bunker costs, which are deducted from gross revenues when calculating TCE rates, drove the decline in TCE rates excluding the reallocation.

Voyage Expenses

Voyage expenses were $1.9 million during the nine months ended December 31, 2017, a decrease of $0.5 million, or 21.3%, from $2.4 million for the nine months ended December 31, 2016. Voyage expenses are all expenses unique to a particular voyage, including bunker fuel consumption, port expenses, canal fees, charter hire commissions, war risk insurance and security costs. Voyage expenses are typically paid by us under voyage charters and by the charterer under time charters, including our vessels chartered to the Helios Pool. Accordingly, we mainly incur voyage expenses for voyage charters or during repositioning voyages between time charters for which no cargo is available or traveling to or from drydocking. The decrease for the nine months ended December 31, 2017, as compared with the nine months ended December 31, 2016, was mainly attributable to a reduction of port charges and other related expenses along with decreases in war risk insurance and security costs due to a reduction of transits in high-risk areas.

Vessel Operating Expenses

Vessel operating expenses were $48.4 million during the nine months ended December 31, 2017, or $8,003 per vessel per calendar day, which is calculated by dividing vessel operating expenses by calendar days for the relevant time period for the vessels that were in our fleet. This was a decrease of $1.1 million, or 2.3%, from $49.5 million for the nine months ended December 31, 2016. Vessel operating expenses per vessel per calendar day decreased by $187 from $8,190 for the nine months ended December 31, 2016 to $8,003 for the nine months ended December 31, 2017. The decrease in vessel operating expenses was primarily the result of a $0.9 million, or $145 per vessel per calendar day, reduction in insurance costs, reflected by a reduction in premiums. Additionally, crew wages and related costs decreased $0.3 million, or $51 per vessel per calendar day, when comparing the nine months ended December 31, 2017 with the nine months ended December 31, 2016.

General and Administrative Expenses

General and administrative expenses were $19.5 million for the nine months ended December 31, 2017, an increase of $3.5 million, or 22.0%, from $16.0 million for the nine months ended December 31, 2016. The increase was mainly due to an increase of $2.8 million in salaries, wages and benefits and an increase of $0.7 million in stock-based compensation. The increase in salaries, wages and benefits was primarily due to $2.3 million in cash bonuses to various employees that were approved by the Compensation Committee of our Board of Directors and expensed and paid during the nine months ended December 31, 2017. Cash bonuses of $3.0 million to various employees paid during the nine months ended December 31, 2016 were approved by the Compensation Committee of our Board of Directors and expensed prior to the nine months ended December 31, 2016. Other general and administrative expenses remained constant during the nine months ended December 31, 2017 as compared to December 31, 2016.

Interest and Finance Costs

Interest and finance costs amounted to $24.8 million for the nine months ended December 31, 2017, an increase of $3.3 million, or 15.0%, from $21.5 million for the nine months ended December 31, 2016. The increase of $3.3 million during this period was due to (i) an increase of $1.8 million in amortization of deferred financing fees, (ii) an increase of

$1.4 million in interest incurred on our long-term debt, primarily resulting from an increase in LIBOR, partially offset by a decrease in average indebtedness, and (iii) an increase of $0.1 million in loan expenses. Average indebtedness, excluding deferred financing fees, decreased from $818.6 million for the nine months ended December 31, 2016 to $751.0 million for the nine months ended December 31, 2017. As of December 31, 2017, the outstanding balance of our long-term debt, net of deferred financing fees of $18.9 million, was $727.5 million.

Unrealized Gain on Derivatives

Unrealized gain on derivatives amounted to approximately $2.1 million for the nine months ended December 31, 2017, compared to an unrealized gain of $26.5 million for the nine months ended December 31, 2016. The $24.4 million decrease is primarily attributable to changes in the fair value of our interest rate swaps due to changes in forward LIBOR yield curves, reductions in notional amounts, and an $8.1 million unrealized gain as a result of the termination of interest rate swaps related to the RBS Loan Facility during the nine months ended December 31, 2016 that did not recur during the same period in 2017.

Realized Loss on Derivatives

Realized loss on derivatives amounted to approximately $1.4 million for the nine months ended December 31, 2017, a decrease of $11.6 million, or 89.1%, from a realized loss of $13.0 million for the nine months ended December 31, 2016. The decrease is attributable to (i) the realized loss on interest rate swaps related to the termination of the RBS Loan Facility during the nine months ended December 31, 2016 that did not recur during the nine months ended December 31, 2017, (ii) the realized loss on interest rate swaps related to the RBS Loan Facility prior to their termination during the nine months ended December 31, 2016 that did not recur during the nine months ended December 31, 2017 and (iii) a decrease in unrealized loss on interest rate swaps related to the 2015 Debt Facility primarily resulting from increases in floating LIBOR.

Gain on early extinguishment of debt

Gain on early extinguishment of debt amounted to $4.1 million for the nine months ended December 31, 2017 and was attributable to the repayment of the RBS Loan Facility, net of deferred financing fees. Refer to Note 7 to our unaudited interim condensed consolidated financial statements included herein for further details on the repayment of the RBS Loan Facility. There was no gain on early extinguishment of debt for the nine months ended December 31, 2016.

Liquidity and Capital Resources

Our business is capital intensive, and our future success depends on our ability to maintain a high‑quality fleet. As of December 31, 2017, we had cash and cash equivalents of $55.6 million and restricted cash of $29.1 million.

Our primary sources of capital during the nine months ended December 31, 2017 was (i) $40.9 million in cash generated from operations, (ii) $26.8 million and $6.0 million of restricted cash released as part of the 2015 Debt Facility Amendment and the repayment of the RBS Loan Facility, respectively, (iii) $97.0 million in proceeds from the 2017 Bridge Loan, and (iv) $52.0 million in proceeds from the refinancing of the Corsair. Proceeds from the 2017 Bridge Loan were used to repay in full the RBS Loan Facility at 96% of the then outstanding principal amount and the remaining proceeds were used to pay accrued interest, legal, arrangement and advisory fees related to the 2017 Bridge Loan.

On May 31, 2017, as part of the 2015 Debt Facility Amendment, $26.8 million of restricted cash was released, which was used to prepay $24.8 million of the $66.0 million current portion of our long-term debt. As part of the 2015 Debt Facility Amendment, the restricted cash was increased by $11.0 million at the end of November 2017 and will be increased by another $11.0 million on May 31, 2018, the one year anniversary of the 2015 Debt Facility Amendment. However, if we complete a common stock offering of at least $50 million, including fees, the restricted cash shall be calculated as an amount at least equal to 5% of the total principal of the 2015 Debt Facility outstanding, but at no time less than the lesser of $20.0 million and $1.1 million per mortgaged vessel under the 2015 Debt Facility. Refer to Note 7 to our unaudited interim condensed consolidated financial statements included herein for further details of the 2015 Debt Facility Amendment.

On June 8, 2017, we entered into the 2017 Bridge Loan and repaid in full the RBS Loan Facility, of which $9.6 million was included in the current portion of long-term debt as of March 31, 2017. Additionally, as part of this transaction, $6.0 million of cash previously restricted under the RBS Loan Facility was released as unrestricted cash for use in operations. Refer to Note 7 to our unaudited interim condensed consolidated financial statements included herein for further details on the 2017 Bridge Loan and the repayment of the RBS Loan Facility. On December 8, 2017, we entered into an agreement to amend the maturity date of the 2017 Bridge Loan from August 8, 2018 to December 31, 2018.

On November 7, 2017, we refinanced a 2014-built VLGC, the Corsair, pursuant to a memorandum of agreement and a bareboat charter agreement. The refinancing proceeds of $52.0 million were used to repay $30.1 million of the 2017 Bridge Loan’s then outstanding principal amount. The remaining proceeds were, or will be, used to pay legal fees associated with this transaction and for general corporate purposes. Refer to Note 7 to our unaudited interim condensed consolidated financial statements included herein for further details of the refinancing of the Corsair.

As of December 31, 2017, the outstanding balance of our long-term debt, net of deferred financing fees of $18.9 million, was $727.5 million including $126.6 million of principal on our long-term debt scheduled to be repaid within the next twelve months.

As reflected in our unaudited interim condensed consolidated financial statements included herein, as of December 31, 2017, our current liabilities exceeded our current assets by $50.4 million, mainly as a result of the 2017 Bridge Loan, of which $66.9 million of principal is due on December 31, 2018, and for which we have not yet secured refinancing. We believe it is probable that we will raise additional funds in the short-term through alternative sources of debt financings and/or through equity financings by way of a private or public offering, which, together with free cash on hand and cash generated from operations, will be sufficient to pay our short-term obligations, including the remaining $66.9 million outstanding under the 2017 Bridge Loan.

On January 31, 2018, we refinanced a 2015-built VLGC, the Concorde, pursuant to a memorandum of agreement and a bareboat charter agreement. The refinancing proceeds of $54.0 million were used to repay $35.1 million of the 2015 Debt Facility’s then outstanding principal amount. Pursuant to the Amendment to the 2015 Debt Facility and in conjunction with this repayment, $1.6 million of restricted cash was released under the 2015 Debt Facility. The remaining proceeds were, or will be, used to pay legal fees associated with this transaction and for general corporate purposes. Refer to Note 13 to our unaudited interim condensed consolidated financial statements included herein for further details of the refinancing of the Concorde.

Operating expenses, including expenses to maintain the quality of our vessels in order to comply with international shipping standards and environmental laws and regulations, the funding of working capital requirements, long-term debt repayments, and financing costs represent our short‑term, medium‑term and long‑term liquidity needs as of December 31, 2017. Along with the proceeds from the refinancing of the Corsair, restricted cash released as part of the 2015 Debt Facility Amendment and restricted cash released resulting from the repayment of the RBS Loan Facility, we have satisfied and anticipate satisfying the remaining needs with cash on hand, cash from operations, and through alternative sources of debt financings and/or through equity financings by way of a private or public offering. However, if these sources are insufficient to satisfy our short-term liquidity needs, or to satisfy our future medium-term or long-term liquidity needs, we may need to seek alternative sources of financing and/or modifications of our existing credit facilities. There is no assurance that we will be able to obtain any such financing or modifications to our existing credit facilities on terms acceptable to us, or at all.

Our dividend policy will also impact our future liquidity position. Marshall Islands law generally prohibits the payment of dividends other than from surplus or while a company is insolvent or would be rendered insolvent by the payment of such a dividend. In addition, under the terms of our credit facilities, we may only declare or pay any dividends from our free cash flow and may not do so if an event of default is occurring or the payment of such dividend would result in an event of default. Further, under the 2015 Debt Facility Amendment, we are temporarily restricted from paying dividends and repurchasing shares of our common stock until the earlier of (i) when we complete common stock offerings with net proceeds of at least $50.0 million and (ii) May 31, 2019.

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

Cash Flows

The following table summarizes our cash and cash equivalents provided by/(used in) operating, financing and investing activities for the nine months ended December 31:

	2017	2016
Net cash provided by operating activities	$40,946,250	$49,204,850
Net cash provided by/(used in) investing activities	21,488,349	(1,762,861)
Net cash used in financing activities	(23,901,827)	(61,699,686)
Net increase/(decrease) in cash and cash equivalents	$38,614,739	$(14,572,323)

Operating Cash Flows.  Net cash provided by operating activities for the nine months ended December 31, 2017 was $40.9 million, compared with $49.2 million for the nine months ended December 31, 2016. The decrease of $8.3 million is primarily related to the timing of changes in working capital from a reduction in amounts due from the Helios Pool.

Net cash flow from operating activities depends upon our overall profitability, market rates for vessels employed on voyage charters, charter rates agreed to for time charters, the timing and amount of payments for drydocking expenditures and unscheduled repairs and maintenance, fluctuations in working capital balances and bunker costs.

Investing Cash Flows.  Net cash provided by investing activities was $21.5 million for the nine months ended December 31, 2017, an increase of $23.3 million compared with net cash used in investing activities of $1.8 million for the nine months ended December 31, 2016. For the nine months ended December 31, 2017, net cash provided by investing activities comprised primarily of (i) $26.8 million of restricted cash released as part of the 2015 Debt Facility Amendment on May 31, 2017, which was used to prepay $24.8 million of our long-term debt and (ii) $6.0 million of cash previously restricted under the RBS Loan Facility, which was paid in full on June 8, 2017. Partially offsetting net cash provided by investing activities was $11.0 million in restricted cash deposited as part of the 2015 Debt Facility Amendment. Please refer to Note 7 to our unaudited interim condensed consolidated financial statements included herein for more information. Net cash used in investing activities for the nine months ended December 31, 2016 was comprised primarily of $1.8 million of payments for capitalized costs related to our fleet.

Financing Cash Flows.  Net cash used in financing activities was $23.9 million for the nine months ended December 31, 2017, a decrease of $37.8 million compared with $61.7 million for the nine months ended  December 31, 2016. For the nine months ended December 31, 2017, net cash used in financing activities consisted of repayments of long-term debt of $168.8 million, payment of debt financing costs of $3.0 million, and treasury stock repurchases of $1.1 million, partially offset by long-term debt borrowings of $149.0 million related to the 2017 Bridge Loan and Corsair Japanese Financing. Net cash used in financing activities for the nine months ended December 31, 2016 primarily consisted of $48.6 million of repayments of long-term debt and stock repurchases of $13.0 million.

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

As our vessels age or if our fleet expands, our drydocking expenses will increase. We estimate the current cost of a VLGC special survey to be approximately $1.0 million per vessel (excluding any capital improvements to the vessel that may be made during such drydockings) and the cost of an intermediate survey to be approximately $100,000 per vessel. Ongoing costs for compliance with environmental regulations are primarily included as part of our drydocking and classification society survey costs. Additionally, ballast water management systems are expected to be installed on six of our VLGCs between July 2018 and March 2022 for approximately $0.8 million per vessel. We are not aware of any other future regulatory changes or environmental laws that we expect to have a material impact on our current or future results of operations that we have not already considered. Please see “Item 1A. Risk Factors—Risks Relating to Our Company—We may incur substantial costs for the drydocking or replacement of our vessels as they age" in our Annual Report on Form 10-K for the year ended March 31, 2017.

Debt Agreements

For information relating to our secured term loan facilities, refer to Notes 10 and 24 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2017 and Note 7 to our unaudited interim condensed consolidated financial statements for the three and nine months ended December 31, 2017 included herein.

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

As of December 31, 2017, independent appraisals of our VLGC fleet had indicators of impairment in accordance with ASC 360 Property, Plant, and Equipment. We determined estimated net operating cash flows for these VLGCs by applying various assumptions regarding future time charter equivalent revenues net of commissions, operating expenses, scheduled drydockings, expected offhire and scrap values. These assumptions were based on historical data as well as future expectations. We estimated spot market rates by obtaining the trailing 10-year historical average spot market rates, as published by maritime industry researchers. Estimated outflows for operating expenses and drydocking expenses were based on historical and budgeted costs and were adjusted for assumed inflation. Utilization was based on our historical levels achieved in the spot market and estimates of a residual value consistent with scrap rates used in management's evaluation of scrap value. Such estimates and assumptions regarding expected net operating cash flows require considerable judgment and were based upon historical experience, financial forecasts and industry trends and conditions. Therefore, based on this analysis, we concluded that no impairment charge was necessary because we believe the vessel carrying values are recoverable. No impairment charges were recognized for the three and nine months ended December 31, 2017.

In addition, we performed a sensitivity analysis as of December 31, 2017 to determine the effect on recoverability of changes in TCE rates. The sensitivity analysis suggests that we would not incur an impairment charge on any of our twenty-two VLGCs if daily TCE rates based on the 10-year historical average spot market rates were reduced by 30%. An impairment charge of approximately $154.5 million on our twenty-two VLGCs would be triggered by a reduction of 40% in the 10-year historical average spot market rates. The amount, if any, and timing of any impairment charges we may recognize in the future will depend upon the then current and expected future charter rates and vessel values, which may differ materially from those used in our estimates as of December 31, 2017.

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

Interest Rate Risk

The LPG shipping industry is capital intensive, requiring significant amounts of investment. Much of this investment is provided in the form of long-term debt. Our debt agreements contain interest rates that fluctuate with LIBOR. We have entered into interest rate swap agreements to hedge a majority of our exposure to fluctuations of interest rate risk associated with our 2015 Debt Facility. We have hedged $250 million of non-amortizing principal and $243.5 million of amortizing principal of the 2015 Debt Facility as of December 31, 2017 and thus increasing interest rates could adversely impact our future earnings due to additional interest expense on our unhedged debt. For the 12 months following December 31, 2017, a hypothetical increase or decrease of 20 basis points in the underlying LIBOR rates would result in an increase or decrease of our interest expense on all of our non-hedged interest bearing debt by approximately $0.4 million assuming all other variables are held constant.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2017. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those internal control systems determined to be effective can provide only a level of reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three and nine months ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Although our unaudited interim condensed consolidated financial statements included herein have been prepared on a going concern basis, we must raise additional capital before December 31, 2018 to fund our operations in order to continue as a going concern.

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

In order to have sufficient cash to fund our operations beyond December 31, 2018, we will need to raise additional equity or debt capital by December 31, 2018 in order to continue as a going concern and we cannot provide any assurance that we will be successful in doing so.

ITEM 6. EXHIBITS

See accompanying Exhibit Index for a list of exhibits filed or furnished with this report.

EXHIBIT INDEX

Exhibit Number	Description
4.1

Amendment No. 1 to Rights Agreement by and between Dorian LPG Ltd. and Computershare Inc., dated as of January 26, 2018, incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Commission on January 26, 2018

10.1

Amendment Agreement, dated as of December 8, 2017, relating to the Loan Agreement providing for a Senior Secured Bridge Term Loan of US$97,000,000, by and among CNML LPG Transport LLC, CMNL LPG Transport LLC, and CJNP LPG Transport LLC, as borrowers, the Company, as parent guarantor, DNB Markets, Inc., as mandated lead arranger and book runner, DNB Bank ASA, New York Branch, as facility agent and security trustee, and DNB Capital LLC, as lender, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on December 14, 2017

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

Dorian LPG Ltd.
(Registrant)

Date: February 7, 2018	/s/ John Hadjipateras
John Hadjipateras
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 7, 2018	/s/ Theodore B. Young
Theodore B. Young
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)