Form 10-K
period 2018-03-31
DORIAN LPG LTD.
filed 2018-06-28
CIK 1596993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ◻

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s common stock held by non-affiliates, based upon the closing price of common stock as reported on the New York Stock Exchange as of September 30, 2017, was approximately $213,530,640. For this purpose, all outstanding shares of common stock have been considered held by non-affiliates, other than the shares beneficially owned by directors, officers and shareholders of 10% or more of the registrant’s outstanding common shares, without conceding that any of the excluded parties are "affiliates" of the registrant for purposes of the federal securities laws. As of June 26, 2018, there were 55,228,723 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2018 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission, or the Commission, pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10-K.

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

•	our costs, including crew wages, insurance, provisions, repairs and maintenance, and general and administrative expenses;

•	our dependence on key personnel;

•	the availability of skilled workers and the related labor costs;

•	the effects of new products and new technology in our industry;

•	operating hazards in the maritime transportation industry, including piracy;

•	the adequacy of our insurance coverage in the event of a catastrophic event;

•	compliance with and changes to governmental, tax, environmental and safety laws and regulations;

•	changes in domestic and international political and geopolitical conditions, including the imposition of tariffs or otherwise on LPG or LPG products;

•	compliance with the United States Foreign Corrupt Practices Act of 1977, the United Kingdom Bribery Act 2010, or other applicable regulations relating to bribery; and

•	the volatility of the price of our common shares.

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

PART I

ITEM 1.  BUSINESS

Unless otherwise indicated, references to "Dorian," the "Company," "we," "our," "us," or similar terms refer to Dorian LPG Ltd. and its subsidiaries and predecessors. The terms "Predecessor" and "Predecessor Business" refer to the owning companies of the four vessels that comprised our initial fleet, prior to their acquisition by us. We use the term "VLGC" to refer to very large gas carriers. We use the term "LPG" to refer to liquefied petroleum gas and we use the term "cbm" to refer to cubic meters in describing the carrying capacity of our vessels. Unless otherwise indicated, all references to "U.S. dollars," "USD," and "$" in this report are to the lawful currency of the United States of America and references to "Norwegian Krone" and "NOK" are to the lawful currency of Norway.

Overview

We are a Marshall Islands corporation incorporated on July 1, 2013 and headquartered in the United States. We are focused on owning and operating VLGCs in the LPG shipping industry. Our founding executives have managed vessels in the LPG shipping market since 2002. Our fleet currently consists of twenty-two VLGCs, including nineteen new fuel-efficient 84,000 cbm ECO-design VLGCs, or our ECO VLGCs, and three 82,000 cbm VLGCs. The twenty-two VLGCs in our fleet have an aggregate carrying capacity of approximately 1.8 million cbm and an average age of 4.0 years as of June 26, 2018. We provide in-house commercial and technical management services for all of our vessels, including our vessels deployed in the Helios Pool, which may also receive commercial management services from Phoenix (defined below).

Sixteen of our ECO VLGCs were constructed at Hyundai Heavy Industries Co., Ltd., or Hyundai, and three of our ECO VLGCs were constructed at Daewoo Shipping and Marine Engineering Ltd, or Daewoo. Our nineteen ECO VLGCs, which incorporate fuel efficiency and emission-reducing technologies and certain custom features, were delivered to us between July 2014 and February 2016, seventeen of which were delivered during calendar year 2015 or later.

On April 1, 2015, we and Phoenix Tankers Pte. Ltd., or Phoenix, a wholly-owned subsidiary of Mitsui OSK Lines Ltd., an unaffiliated third party, began operation of Helios LPG Pool LLC, or the Helios Pool, a joint venture owned 50% by us and 50% by Phoenix. We believe that the operation of certain of our VLGCs in this pool allows us to achieve better market coverage and utilization. Vessels entered into the Helios Pool are commercially managed jointly by Dorian LPG (UK) Ltd., our wholly-owned subsidiary, and Phoenix. The members of the Helios Pool share in the net pool revenues generated by the entire group of vessels participating in the pool, weighted according to certain technical vessel characteristics, and net pool revenues are distributed as variable rate time charter hire to each participant. The vessels entered into the Helios Pool may operate either in the spot market, pursuant to contracts of affreightment, or COAs, or on time charters of two years' duration or less. We and Phoenix have agreed that the Helios Pool will have a right of first refusal to operate each VLGC of our respective fleets not employed on a time charter of more than two years duration. As of June 26, 2018, the Helios Pool operated twenty-six VLGCs, including eighteen of our vessels, five Phoenix vessels, and three other vessels.

Our Fleet

The following table sets forth certain information regarding our fleet as of June 26, 2018:

	Capacity			ECO		Charter
	(Cbm)	Shipyard	Year Built	Vessel(1)	Employment	Expiration(2)
VLGCs
Captain Markos NL(3)	82,000	Hyundai	2006	—	Time Charter(4)	Q4 2019
Captain John NP(3)	82,000	Hyundai	2007	—	Pool(5)	—
Captain Nicholas ML(3)	82,000	Hyundai	2008	—	Special Survey(6)	—
Comet	84,000	Hyundai	2014	X	Time Charter(7)	Q3 2019
Corsair(3)	84,000	Hyundai	2014	X	Pool(5)	—
Corvette(3)	84,000	Hyundai	2015	X	Pool(5)	—
Cougar	84,000	Hyundai	2015	X	Pool(5)	—
Concorde(3)	84,000	Hyundai	2015	X	Pool(5)	—
Cobra	84,000	Hyundai	2015	X	Pool-TCO(8)	Q3 2018
Continental	84,000	Hyundai	2015	X	Pool(5)	—
Constitution	84,000	Hyundai	2015	X	Pool(5)	—
Commodore	84,000	Hyundai	2015	X	Pool(5)	—
Cresques	84,000	Daewoo	2015	X	Pool(5)	—
Constellation	84,000	Hyundai	2015	X	Pool(5)	—
Cheyenne	84,000	Hyundai	2015	X	Pool(5)	—
Clermont	84,000	Hyundai	2015	X	Pool(5)	—
Cratis	84,000	Daewoo	2015	X	Pool(5)	—
Chaparral	84,000	Hyundai	2015	X	Pool(5)	—
Copernicus	84,000	Daewoo	2015	X	Pool(5)	—
Commander	84,000	Hyundai	2015	X	Time Charter(9)	Q4 2020
Challenger	84,000	Hyundai	2015	X	Pool(5)	—
Caravelle	84,000	Hyundai	2016	X	Pool(5)	—
Total	1,842,000

(1)	Represents vessels with very low revolutions per minute, long‑stroke, electronically controlled engines, larger propellers, advanced hull design, and low friction paint.

(2)	Represents calendar year quarters.

(3)	Operated pursuant to a bareboat chartering agreement. See Notes 9 and 23 to our consolidated financial statements included herein.

(4)	Currently on time charter with an oil major that began in December 2014.

(5)

“Pool” indicates that the vessel operates in the Helios Pool on voyage charters with third parties and receives as charter hire a portion of the net revenues of the pool calculated according to a formula based on the vessel’s pro rata performance in the pool.

(6)	Currently undergoing special survey.

(7)	Currently on time charter with an oil major that began in July 2014.

(8)

“Pool-TCO” indicates that the vessel is operated in the Helios Pool on a time charter out to a third party and receives as charter hire a portion of the net revenues of the pool calculated according to a formula based on the vessel’s pro rata performance in the pool.

(9)	Currently on time charter with a major oil company that began in November 2015.

The LPG Shipping Industry

International seaborne LPG transportation services are generally provided by two types of operators: LPG distributors and traders and independent shipowners. Traditionally the main trading route in our industry has been the transport of LPG from the Arabian Gulf to Asia. With the emergence of the United States as a major LPG export hub, the United States Gulf to Asia has become an important trade route. Vessels are generally operated under time charters, bareboat charters, spot charters, or COAs. LPG distributors and traders use their fleets not only to transport their own LPG, but also to transport LPG for third-party charterers in direct competition with independent owners and operators in the tanker charter market. We operate in markets that are highly competitive and based primarily on supply and demand of available vessels. Generally, we compete for charters based upon charter rate, customer relationships, operating expertise, professional reputation and vessel specifications (size, age and condition). We also believe that our in-house technical and commercial management allows us to provide superior customer service and reliability that enhances our relationships with our charterers. Our industry is subject to strict environmental regulation, including the treatment of ballast water and greenhouse gas emissions regulations, and we believe our modern, ECO-class fleet and our high level of crew training and vessel maintenance make us a preferred provider of VLGC tonnage.

Our Customers

Our customers, either directly or through the Helios Pool, include or have included global energy companies such as Exxon Mobil Corp., China International United Petroleum & Chemicals Co., Ltd., Royal Dutch Shell plc, Statoil ASA, and Oriental Energy Company Ltd., commodity traders such as Itochu Corporation and the Vitol Group and importers such as E1 Corp., SK Gas Co. Ltd. and Indian Oil Corporation. See “Item 7. Management Discussion and Analysis—Overview” for a discussion of our customers that accounted for more than 10% of our total revenues and “Item 1A. Risk Factors—We expect to be dependent on a limited number of customers for a material part of our revenues, and failure of such customers to meet their obligations could cause us to suffer losses or negatively impact our results of operations and cash flows.” For the years ended March 31, 2018, 2017 and 2016 approximately 67.1%, 69.1% and 70.2% of our revenues, respectively, were generated through the Helios Pool as net pool revenues—related parties. See “Item 1A. Risk Factors—We and the Helios Pool operate exclusively in the LPG shipping industry. Due to our lack of diversification and the lack of diversification of the Helios Pool, adverse developments in the LPG shipping industry may adversely affect our business, financial condition and operating results.”

We intend to continue to pursue a balanced chartering strategy by employing our vessels on a mix of multi-year time charters, some of which may include a profit-sharing component, shorter-term time charters, spot market voyages and COAs. Three of our vessels are currently on fixed time charters outside of the Helios Pool with an average remaining term of 1.7 years as of June 26, 2018, and one of our VLGCs is on Pool-TCO within the Helios Pool. See “Our Fleet” above for more information.

Further, each of our vessels serve the same type of customer, have similar operations and maintenance requirements, operate in the same regulatory environment, and are subject to similar economic characteristics. Based on this, we have determined that we operate in one reportable segment, the international transportation of LPG. Furthermore, when we charter a vessel to a charterer, the charterer is free to trade the vessel worldwide and, as a result, the disclosure of geographic information is impracticable.

Competition

LPG carrier capacity is primarily a function of the size of the existing world fleet, the number of newbuildings being delivered and the scrapping of older vessels. According to industry sources, as of May 17, 2018, there were 1,450 LPG capable carriers with an aggregate capacity of approximately 33.33 million cbm. As of such date, a further 69 LPG capable carriers with an aggregate carrying capacity of roughly 3.28 million cbm were on order for delivery by the end of 2020, equivalent to 9.84% of the existing fleet in capacity terms. In contrast to oil tankers and drybulk carriers, according to industry sources, the number of shipyards with LPG carrier experience is more limited. Due to an influx of newbuild tonnage since early 2015 and continuing through late 2017, we believe it is unlikely that significant vessel orders will be placed prior to the delivery of the contracted orderbook as of the time of writing. In the VLGC sector in which we operate, as of May 17, 2018, there were 269 vessels with an aggregate carrying capacity of 22.05 million cbm in the world fleet with 34 vessels on order for delivery by the second half of 2020.

Our largest competitors for VLGC shipping services include BW LPG Limited, or BWLPG, Avance Gas Holding Ltd., or Avance, Petredec, and Astomos Energy Corporation. According to industry sources, there were approximately 63 owners in the worldwide VLGC fleet as of May 17, 2018, with the top ten owners possessing 51% of the total fleet on a vessel count basis. Competition for the transportation of LPG depends on the price, location, size, age, condition and acceptability of the vessel to the charterer. We believe we own and operate the youngest and second largest fleet in the VLGC size segment, which, in our view, enhances our position relative to that of our competitors. But see “Item 1A. Risk

Factors—We will face substantial competition in trying to expand relationships with existing customers and obtain new customers.”

Seasonality

Liquefied gases are primarily used for industrial and domestic heating, as a chemical and refinery feedstock, as a transportation fuel and in agriculture. The LPG shipping market historically has been stronger in the spring and summer months in anticipation of increased consumption of propane and butane for heating during the winter months. In addition, unpredictable weather patterns in these months tend to disrupt vessel scheduling and the supply of certain commodities. Demand for our vessels therefore may be stronger in our quarters ending June 30 and September 30 and relatively weaker during our quarters ending December 31 and March 31, although 12-month time charter rates tend to smooth out these short-term fluctuations and recent LPG shipping market activity has not yielded the expected seasonal results. To the extent any of our time charters expire during the typically weaker fiscal quarters ending December 31 and March 31, it may not be possible to re-charter our vessels at similar rates. As a result, we may have to accept lower rates or experience off-hire time for our vessels, which may adversely impact our business, financial condition and operating results.

Employees

As of March 31, 2018, we employed 69 persons in our offices in the United States, Greece and the United Kingdom. In addition to our shore-based employees, we had approximately 499 seafaring staff serving on our commercially-managed vessels. Seafarers are sourced from seafarer recruitment and placement service agencies and are employed with short-term employment contracts.

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

For maintenance of the class certificate, regular and special surveys of hull, machinery, including the electrical plant and any special equipment classed, are required to be performed by the classification society, to ensure continuing compliance. Vessels are drydocked at least once during a five‑year class cycle for inspection of the underwater parts and for repairs related to inspections. Vessels under five years of age can waive drydocking provided the vessel is inspected underwater. If any defects are found, the classification surveyor will issue a "recommendation" which must be rectified by the shipowner within prescribed time limits. The classification society also undertakes on request of the flag state other surveys and checks that are required by the regulations and requirements of that flag state. These surveys are subject to agreements made in each individual case and/or to the regulations of the country concerned. Every vessel is also required to be drydocked every 30 to 36 months for inspection of the underwater parts of the vessel. If any vessel does not maintain its class and/or fails any annual survey, intermediate survey, drydocking or special survey, the vessel will be unable to carry cargo between ports and will be unemployable and uninsurable which could cause us to be in violation of certain covenants in our loan agreements and financing arrangements. Any such inability to carry cargo or be employed, or any such violation of covenants, could have a material adverse impact on our financial condition and results of operations.

Most insurance underwriters make it a condition for insurance coverage that a vessel be certified as "in class" by a classification society, which is a member of the International Association of Classification Societies, or the IACS. In December 2013, the IACS adopted harmonized Common Structure Rules that align with International Maritime Organization, the United Nations agency for maritime safety and the prevention of pollution by vessels, or the IMO, goal standards. Our VLGCs are currently classed with either Lloyd's Register, the American Bureau of Shipping, or ABS, or Det Norske Veritas, all members of the IACS. All of the vessels in our fleet have been awarded International Safety Management, or ISM, certification and are currently "in class."

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

We have also obtained protection and indemnity insurance, which covers our third-party legal liabilities in connection with our shipping activities, and is provided by mutual protection and indemnity associations, or P&I clubs. This insurance includes third-party liability and other expenses related to the injury or death of crew members, passengers and other third parties, loss or damage to cargo, claims arising from collisions with other vessels or from contact with jetties or wharves and other damage to other third-party property, including pollution arising from oil or other substances, and other related costs, including wreck removal. Subject to the capping discussed below, our coverage, except for pollution, is unlimited.

Our current protection and indemnity insurance coverage for pollution is $1.0 billion per vessel per incident. The thirteen P&I clubs that compose the International Group of Protection and Indemnity Clubs, or the International Group, insure approximately 90% of the world's commercial tonnage and have entered into a pooling agreement to reinsure each association's liabilities. Each P&I club has capped its exposure in this pooling agreement so that the maximum claim covered by the pool and its reinsurance would be approximately $5.45 billion per accident or occurrence. We are a member of three P&I clubs: The Standard Club Europe Ltd., The United Kingdom Mutual Steamship Assurance Association

(Europe) Limited and The London Steam‑Ship Owners' Mutual Insurance Association Limited. As a member of these P&I clubs, we are subject to a call for additional premiums based on the clubs' claims record, as well as the claims record of all other members of the P&I clubs comprising the International Group. However, our P&I clubs have reinsured the risk of additional premium calls to limit our additional exposure. This reinsurance is subject to a cap, and there is the risk that the full amount of the additional call would not be covered by this reinsurance.

Environmental and Other Regulation in the Shipping Industry

General

Government regulation and laws significantly affect the ownership and operation of our fleet. We are subject to international conventions and treaties, national, state and local laws and regulations in force in the countries in which our vessels may operate or are registered relating to safety and health and environmental protection including the storage, handling, emission, transportation and discharge of hazardous and non-hazardous materials, and the remediation of contamination and liability for damage to natural resources. Compliance with such laws, regulations and other requirements entails significant expense, including vessel modifications and implementation of certain operating procedures. For the years ending March 31, 2019 and 2020, we estimate that capital expenditures for reducing our environmental emissions would total approximately $0.3 million on one of our VLGCs relating to performance enhancing devices to achieve power savings resulting in lower fuel consumption.

A variety of government and private entities subject our vessels to both scheduled and unscheduled inspections. These entities include the local port authorities (applicable national authorities such as the United States Coast Guard, or USCG, harbor master or equivalent), classification societies, flag state administrations (countries of registry) and charterers, particularly terminal operators. Certain of these entities require us to obtain permits, licenses, certificates and other authorizations for the operation of our vessels. Failure to maintain necessary permits or approvals could require us to incur substantial costs or result in the temporary suspension of the operation of one or more of our vessels.

We believe that the heightened level of environmental and quality concerns among insurance underwriters, regulators and charterers is leading to greater inspection and safety requirements on all vessels and may accelerate the scrapping of older vessels throughout the industry. Increasing environmental concerns have created a demand for vessels that conform to the stricter environmental standards. We are required to maintain operating standards for all of our vessels that emphasize operational safety, quality maintenance, continuous training of our officers and crews and compliance with United States and international regulations. We believe that the operation of our vessels is in substantial compliance with applicable environmental laws and regulations and that our vessels have all material permits, licenses, certificates or other authorizations necessary for the conduct of our operations. However, because such laws and regulations frequently change and may impose increasingly stricter requirements, we cannot predict the ultimate cost of complying with these requirements, or the impact of these requirements on the resale value or useful lives of our vessels. In addition, a future serious marine incident that causes significant adverse environmental impact could result in additional legislation or regulation that could negatively affect our profitability.

It should be noted that the United States is currently experiencing changes in its environmental policy, the results of which have yet to be fully determined. For example, in April 2017, the President Trump signed an executive order regarding environmental regulations, specifically targeting the U.S. offshore energy strategy, which may affect parts of the maritime industry and our operations. Furthermore, recent action by the IMO’s Maritime Safety Committee and United States agencies indicate that cybersecurity regulations for the maritime industry are likely to be further developed in the near future in an attempt to combat cybersecurity threats. For example, cyber-risk management systems must be incorporated by ship-owners and managers by 2021. This might cause companies to cultivate additional procedures for monitoring cybersecurity, which could require additional expenses and/or capital expenditures. However, the impact of such regulations is hard to predict at this time.

International Maritime Organization

The IMO has adopted (i) the International Convention for the Prevention of Pollution from Ships, 1973, as modified by the Protocol of 1978 relating thereto, collectively referred to as MARPOL 73/78 and herein as “MARPOL,”

(ii) the International Convention for the Safety of Life at Sea of 1974, or the SOLAS Convention, and (iii) the International Convention on Load Lines of 1966, or the LL Convention. MARPOL establishes environmental standards relating to oil leakage or spilling, garbage management, sewage, air emissions, handling and disposal of noxious liquids and the handling of harmful substances in packaged forms. MARPOL is applicable to drybulk, tanker and LPG carriers, among other vessels, and is broken into six Annexes, each of which regulates a different source of pollution. Annex I relates to oil leakage or spilling; Annexes II and III relate to harmful substances carried in bulk in liquid or in packaged form, respectively; Annexes IV and V relate to sewage and garbage management, respectively; and Annex VI, lastly, relates to air emissions. Annex VI was separately adopted by the IMO in September of 1997.

Vessels that transport gas, including LPG carriers, are also subject to regulation under the International Code for the Construction and Equipment of Ships Carrying Liquefied Gases in Bulk, or the IGC Code, published by the IMO. The IGC Code provides a standard for the safe carriage of LPG and certain other liquid gases by prescribing the design and construction standards of vessels involved in such carriage. The completely revised and updated IGC Code entered into force in 2016, and the amendments were developed following a comprehensive five-year review and are intended to take into account the latest advances in science and technology. Compliance with the IGC Code must be evidenced by a Certificate of Fitness for the Carriage of Liquefied Gases in Bulk. Non-compliance with the IGC Code or other applicable IMO regulations may subject a shipowner or a bareboat charterer to increased liability, may lead to decreases in available insurance coverage for affected vessels and may result in the denial of access to, or detention in, some ports. We believe that each of our vessels is in compliance with the IGC Code.

Air Emissions

In September of 1997, the IMO adopted Annex VI to MARPOL to address air pollution from vessels. Effective May 2005, Annex VI sets limits on sulfur oxide and nitrogen oxide emissions from all commercial vessel exhausts and prohibits “deliberate emissions” of ozone depleting substances (such as halons and chlorofluorocarbons), emissions of volatile compounds from cargo tanks, and the shipboard incineration of specific substances. Annex VI also includes a global cap on the sulfur content of fuel oil and allows for special areas to be established with more stringent controls on sulfur emissions, as explained below. Emissions of “volatile organic compounds” from certain tankers, and the shipboard incineration (from incinerators installed after January 1, 2000) of certain substances (such as polychlorinated biphenyls, or PCBs) are also prohibited. We believe that all our vessels are currently compliant in all material respects with these regulations.

The IMO’s Marine Environmental Protection Committee, or MEPC, adopted amendments to Annex VI regarding emissions of sulfur oxide, nitrogen oxide, particulate matter and ozone depleting substances, which entered into force on July 1, 2010. The amended Annex VI seeks to further reduce air pollution by, among other things, implementing a progressive reduction of the amount of sulfur contained in any fuel oil used on board ships. On October 27, 2016, at its 70th session, the MEPC agreed to implement a global 0.5% m/m sulfur oxide emissions limit (reduced from the current 3.50%) starting from January 1, 2020. This limitation can be met by using low-sulfur complaint fuel oil, alternative fuels, or certain exhaust gas cleaning systems. Once the cap becomes effective, ships will be required to obtain bunker delivery notes and International Air Pollution Prevention, or IAPP, Certificates from their flag states that specify sulfur content. This subjects ocean-going vessels in these areas to stringent emissions controls, and may cause us to incur additional costs.

Sulfur content standards are even stricter within certain “Emission Control Areas,” or ECAs. As of January 1, 2015, ships operating within an ECA were not permitted to use fuel with sulfur content in excess of 0.1%. Amended Annex VI establishes procedures for designating new ECAs. Currently, the IMO has designated four ECAs, including specified portions of the Baltic Sea area, North Sea area, North American area and United States Caribbean area. Ocean-going vessels in these areas will be subject to stringent emission controls and may cause us to incur additional costs. If other ECAs are approved by the IMO, or other new or more stringent requirements relating to emissions from marine diesel engines or port operations by vessels are adopted by the U.S. Environmental Protection Agency, or the EPA, or the states where we operate, compliance with these regulations could entail significant capital expenditures or otherwise increase the costs of our operations.

Amended Annex VI also establishes new tiers of stringent nitrogen oxide emissions standards for marine diesel engines, depending on their date of installation. At the MEPC meeting held from March to April 2014, amendments to Annex VI were adopted which address the date on which Tier III Nitrogen Oxide (NOx) standards in ECAs will go into effect. Under the amendments, Tier III NOx standards apply to ships that operate in the North American and U.S. Caribbean Sea ECAs designed for the control of NOx with a marine diesel engine installed and constructed on or after January 1, 2016. Tier III requirements could apply to areas that will be designated for Tier III NOx in the future. At MEPC 70 and MEPC 71, the MEPC approved the North Sea and Baltic Sea as ECAs for nitrogen oxide for ships built after January 1, 2021. The EPA promulgated equivalent (and in some senses stricter) emissions standards in late 2009. As a result of these designations or similar future designations, we may be required to incur additional operating or other costs.

As determined at the MEPC 70, the new Regulation 22A of MARPOL Annex VI is effective as of March 1, 2018 and requires ships above 5,000 gross tonnage to collect and report annual data on fuel oil consumption to an IMO database, with the first year of data collection commencing on January 1, 2019. The IMO intends to use such data as the first step in its roadmap (through 2023) for developing its strategy to reduce greenhouse gas emissions from ships, as discussed further below.

As of January 1, 2013, MARPOL made mandatory certain measures relating to energy efficiency for ships. All ships are now required to develop and implement Ship Energy Efficiency Management Plans, or SEEMPS, and new ships must be designed in compliance with minimum energy efficiency levels per capacity mile as defined by the Energy Efficiency Design Index, or EEDI. Under these measures, by 2025, all new ships built will be 30% more energy efficient than those built in 2014.

We may incur costs to comply with these revised standards. Additional or new conventions, laws and regulations may be adopted that could require the installation of expensive emission control systems and could adversely affect our business, results of operations, cash flows and financial condition.

Safety Management System Requirements

The SOLAS Convention was amended to address the safe manning of vessels and emergency training drills. The Convention of Limitation of Liability for Maritime Claims, or the LLMC, sets limitations of liability for a loss of life or personal injury claim or a property claim against ship owners. We believe that all of our vessels are in substantial compliance with SOLAS and LLMC Convention standards.

Under Chapter IX of the SOLAS Convention, or the International Safety Management Code for the Safe Operation of Ships and for Pollution Prevention, or the ISM Code, our operations are also subject to environmental standards and requirements. The ISM Code requires the party with operational control of a vessel to develop an extensive safety management system that includes, among other things, the adoption of a safety and environmental protection policy setting forth instructions and procedures for operating its vessels safely and describing procedures for responding to emergencies. We rely upon the safety management system that we and our technical management team have developed for compliance with the ISM Code. The failure of a vessel owner or bareboat charterer to comply with the ISM Code may subject such party to increased liability, may decrease available insurance coverage for the affected vessels and may result in a denial of access to, or detention in, certain ports.

The ISM Code requires that vessel operators obtain a safety management certificate for each vessel they operate. This certificate evidences compliance by a vessel’s management with the ISM Code requirements for a safety management system. No vessel can obtain a safety management certificate unless its manager has been awarded a document of compliance, issued by each flag state, under the ISM Code. We have obtained applicable documents of compliance for our offices and safety management certificates for all of our vessels for which the certificates are required by the IMO. The document of compliance and safety management certificate are renewed as required.

Regulation II-1/3-10 of the SOLAS Convention governs ship construction and stipulates that ships over 150 meters in length must have adequate strength, integrity and stability to minimize risk of loss or pollution. Goal-based standards amendments in the SOLAS Convention regulation II-1/3-10 entered into force in 2012.

Amendments to the SOLAS Convention Chapter VII apply to vessels transporting dangerous goods and require those vessels be in compliance with the International Maritime Dangerous Goods Code, or the IMDG Code. Effective January 1, 2018, the IMDG Code includes (1) updates to the provisions for radioactive material, reflecting the latest provisions from the International Atomic Energy Agency, (2) new marking, packing and classification requirements for dangerous goods, and (3) new mandatory training requirements.

The IMO has also adopted the International Convention on Standards of Training, Certification and Watchkeeping for Seafarers, or the STCW. As of February 2017, all seafarers are required to meet the STCW standards and be in possession of a valid STCW certificate. Flag states that have ratified the SOLAS Convention and STCW generally employ the classification societies, which have incorporated the SOLAS Convention and STCW requirements into their class rules, to undertake surveys to confirm compliance.

Pollution Control and Liability Requirements

The IMO has negotiated international conventions that impose liability for pollution in international waters and the territorial waters of the signatories to such conventions. For example, the IMO adopted an International Convention for the Control and Management of Ships’ Ballast Water and Sediments, or the BWM Convention, in 2004. The BWM Convention entered into force on September 9, 2017. The BWM Convention requires ships to manage their ballast water to remove, render harmless, or avoid the uptake or discharge of new or invasive aquatic organisms and pathogens within ballast water and sediments. The BWM Convention’s implementing regulations call for a phased introduction of mandatory ballast water exchange requirements, to be replaced in time with mandatory concentration limits, and require all ships to carry a ballast water record book and an international ballast water management certificate.

On December 4, 2013, the IMO Assembly passed a resolution revising the application dates of BWM Convention so that the dates are triggered by the entry into force date and not the dates originally in the BWM Convention. This, in effect, makes all vessels delivered before the entry into force date “existing vessels” and allows for the installation of ballast water management systems on such vessels at the first International Oil Pollution Prevention, or IOPP, renewal survey following entry into force of the convention. The MEPC adopted updated guidelines for approval of ballast water management systems (G8) at MEPC 70. At MEPC 71, the schedule regarding the BWM Convention’s implementation dates was also discussed and amendments were introduced to extend the date existing vessels are subject to certain ballast water standards. Ships over 400 gross tons generally must comply with a “D-1 standard,” requiring the exchange of ballast water only in open seas and away from coastal waters. The “D-2 standard” specifies the maximum amount of viable organisms allowed to be discharged, and compliance dates vary depending on the IOPP renewal dates. Depending on the date of the IOPP renewal survey, existing vessels must comply with the D2 standard on or after September 8, 2019. For most ships, compliance with the D2 standard will involve installing on-board systems to treat ballast water and eliminate unwanted organisms.

Once mid-ocean ballast exchange ballast water treatment requirements become mandatory under the BWM Convention, the cost compliance could increase for ocean carriers and may be material. However, many countries already regulate the discharge of ballast water carried by vessels from country to country to prevent the introduction of invasive and harmful species via such discharges. The United States, for example, requires vessels entering its waters from another country to conduct mid-ocean ballast exchange, or undertake some alternate measure, and to comply with certain reporting requirements. Currently, sixteen of our VLGCs are in compliance with the BWM Convention guidelines. Ballast water management systems, or BWMS, are expected to be installed on the remaining six VLGCs not equipped with BWMS between July 2019 and July 2023 for approximately $0.8 million per vessel.

The IMO also adopted the International Convention on Civil Liability for Bunker Oil Pollution Damage, or the Bunker Convention, to impose strict liability on ship owners (including the registered owner, bareboat charterer, manager or operator) for pollution damage in jurisdictional waters of ratifying states caused by discharges of bunker fuel. The Bunker Convention requires registered owners of ships over 1,000 gross tons to maintain insurance for pollution damage in an amount equal to the limits of liability under the applicable national or international limitation regime (but not exceeding the amount calculated in accordance with the LLMC). With respect to non-ratifying states, liability for spills or releases of oil carried as fuel in ship’s bunkers typically is determined by the national or other domestic laws in the jurisdiction where the events or damages occur.

Ships are required to maintain a certificate attesting that they maintain adequate insurance to cover an incident. In jurisdictions, such as the United States where the Bunker Convention has not been adopted, various legislative schemes or common law govern, and liability is imposed either on the basis of fault or on a strict-liability basis.

Anti‑Fouling Requirements

In 2001, the IMO adopted the International Convention on the Control of Harmful Anti‑fouling Systems on Ships, or the Anti‑fouling Convention. The Anti‑fouling Convention, which entered into force on September 17, 2008, prohibits the use of organotin compound coatings to prevent the attachment of mollusks and other sea life to the hulls of vessels. We have obtained Anti‑fouling System Certificates for all of our VLGCs that are subject to the Anti‑fouling Convention.

Compliance Enforcement

Noncompliance with the ISM Code or other IMO regulations may subject the ship owner or bareboat charterer to increased liability, may lead to decreases in available insurance coverage for affected vessels and may result in the denial of access to, or detention in, some ports. The USCG and European Union authorities have indicated that vessels not in compliance with the ISM Code by applicable deadlines will be prohibited from trading in U.S. and European Union ports, respectively. As of the date of this report, each of our vessels is ISM Code certified. However, there can be no assurance that such certificates will be maintained in the future. The IMO continues to review and introduce new regulations. It is impossible to predict what additional regulations, if any, may be passed by the IMO and what effect, if any, such regulations might have on our operations.

Hazardous Substances

In 1996, the International Convention on Liability and Compensation for Damages in Connection with the Carriage of Hazardous and Noxious Substances by Sea, or HNS, was adopted and subsequently amended by the 2010 Protocol, or the 2010 HNS Convention. Our LPG vessels may also become subject to the HNS Convention if it is entered into force. The 2010 HNS Convention creates a regime of liability and compensation for damage from HNS, including liquefied gases. The 2010 HNS Convention introduces strict liability for the shipowner and covers pollution damage as well as the risks of fire and explosion, including loss of life or personal injury and damage to property. The 2010 HNS Convention sets up a two-tier system of compensation composed of compulsory insurance taken out by shipowners and an HNS Fund which comes into play when the insurance is insufficient to satisfy a claim or does not cover the incident. Under the 2010 HNS Convention, if damage is caused by bulk HNS, claims for compensation will first be sought from the shipowner up to a maximum of 100 million Special Drawing Rights, or SDR. If the damage is caused by packaged HNS or by both bulk and packaged HNS, the maximum liability is 115 million SDR. Once the limit is reached, compensation will be paid from the HNS Fund up to a maximum of 250 million SDR. The 2010 HNS Convention has not come into effect. It will come into force eighteen months after the date on which certain consent and administrative requirements are satisfied. While a majority of the necessary number of states has indicated their consent to be bound by the 2010 HNS Convention, the required minimum has not been met. We cannot estimate the costs that may be needed to comply with any such requirements that may be adopted with any certainty at this time.

In 2012, MEPC adopted a resolution amending the International Code for the Construction of Equipment of Ships Carrying Dangerous Chemicals in Bulk, or the IBC Code. The provisions of the IBC Code are mandatory under MARPOL and the SOLAS Convention. These amendments, which entered into force in June 2014, pertain to revised international certificates of fitness for the carriage of dangerous chemicals in bulk and identifying new products that fall under the IBC Code. In May 2014, additional amendments to the IBC Code were adopted that became effective in January 2016. These amendments pertain to the installation of stability instruments and cargo tank purging. Our ECO VLGCs are equipped with stability instruments and cargo tank purging. We may need to make certain minor financial expenditures to comply with these amendments for our three modern VLGCs.

United States Regulations

The U.S. Oil Pollution Act of 1990 and the Comprehensive Environmental Response, Compensation and Liability Act

The U.S. Oil Pollution Act of 1990, or OPA, established an extensive regulatory and liability regime for the protection and cleanup of the environment from oil spills. OPA affects all “owners and operators” whose vessels trade or operate within the United States, its territories and possessions or whose vessels operate in U.S. waters, which includes the U.S.’s territorial sea and its 200 nautical mile exclusive economic zone around the United States. The U.S. has also enacted the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, which applies to the discharge of hazardous substances other than oil, except in limited circumstances, whether on land or at sea. OPA and CERCLA both define “owner and operator” in the case of a vessel as any person owning, operating or chartering by demise, the vessel. Both OPA and CERCLA impact our operations.

Under OPA, vessel owners and operators are “responsible parties” and are jointly, severally and strictly liable (unless the spill results solely from the act or omission of a third party, an act of God or an act of war) for all containment and clean-up costs and other damages arising from discharges or threatened discharges of oil from their vessels, including bunkers (fuel). OPA defines these other damages broadly to include:

(i)injury to, destruction or loss of, or loss of use of, natural resources and related assessment costs;

(ii)injury to, or economic losses resulting from, the destruction of real and personal property;

(iii)loss of subsistence use of natural resources that are injured, destroyed or lost;

(iv)net loss of taxes, royalties, rents, fees or net profit revenues resulting from injury, destruction or loss of real or personal property, or natural resources;

(v)lost profits or impairment of earning capacity due to injury, destruction or loss of real or personal property or natural resources; and

(vi)net cost of increased or additional public services necessitated by removal activities following a discharge of oil, such as protection from fire, safety or health hazards, and loss of subsistence use of natural resources.

OPA contains statutory caps on liability and damages; such caps do not apply to direct cleanup costs. Effective December 21, 2015, the USCG adjusted the limits of OPA liability for non-tank vessels, edible oil tank vessels, and any oil spill response vessels, to the greater of $1,100 per gross ton or $939,800 (subject to periodic adjustment for inflation). These limits of liability do not apply if an incident was proximately caused by the violation of an applicable U.S. federal safety, construction or operating regulation by a responsible party (or its agent, employee or a person acting pursuant to a contractual relationship), or a responsible party's gross negligence or willful misconduct. The limitation on liability similarly does not apply if the responsible party fails or refuses to (i) report the incident where the responsibility party knows or has reason to know of the incident; (ii) reasonably cooperate and assist as requested in connection with oil removal activities; or (iii) without sufficient cause, comply with an order issued under the Federal Water Pollution Act (Section 311 (c), (e)) or the Intervention on the High Seas Act.

CERCLA contains a similar liability regime whereby owners and operators of vessels are liable for cleanup, removal and remedial costs, as well as damages for injury to, or destruction or loss of, natural resources, including the reasonable costs associated with assessing same, and health assessments or health effects studies. There is no liability if the discharge of a hazardous substance results solely from the act or omission of a third party, an act of God or an act of war. Liability under CERCLA is limited to the greater of $300 per gross ton or $5.0 million for vessels carrying a hazardous substance as cargo and the greater of $300 per gross ton or $500,000 for any other vessel. These limits do not apply (rendering the responsible person liable for the total cost of response and damages) if the release or threat of release of a hazardous substance resulted from willful misconduct or negligence, or the primary cause of the release was a violation of applicable safety, construction or operating standards or regulations. The limitation on liability also does not apply if the responsible person fails or refused to provide all reasonable cooperation and assistance as requested in connection with response activities where the vessel is subject to OPA.

OPA and CERCLA each preserve the right to recover damages under existing law, including maritime tort law. OPA and CERCLA both require owners and operators of vessels to establish and maintain with the USCG evidence of financial responsibility sufficient to meet the maximum amount of liability to which the particular responsible person may be subject. Vessel owners and operators may satisfy their financial responsibility obligations by providing a proof of insurance, a surety bond, qualification as a self-insurer or a guarantee. We comply with the USCG’s financial responsibility regulations by providing applicable certificates of financial responsibility.

The 2010 Deepwater Horizon oil spill in the Gulf of Mexico resulted in additional regulatory initiatives or statutes, including the raising of liability caps under OPA, new regulations regarding offshore oil and gas drilling, and a pilot inspection program for offshore facilities. However, the status of several of these initiatives and regulations is currently in flux. For example, the U.S. Bureau of Safety and Environmental Enforcement, or the BSEE, announced a new Well Control Rule in April 2016, but pursuant to orders by President Trump in early 2017, the BSEE announced in August 2017 that this rule would be revised. In January 2018, President Trump proposed leasing new sections of U.S. waters to oil and gas companies for offshore drilling, vastly expanding the U.S. waters that are available for such activity over the next five years. The effects of the proposal are currently unknown. Compliance with any new requirements of OPA may substantially impact our cost of operations or require us to incur additional expenses to comply with any new regulatory initiatives or statutes. Additional legislation or regulations applicable to the operation of our vessels that may be implemented in the future could adversely affect our business.

OPA specifically permits individual states to impose their own liability regimes with regard to oil pollution incidents occurring within their boundaries, provided they accept, at a minimum, the levels of liability established under OPA and some states have enacted legislation providing for unlimited liability for oil spills. Many U.S. states that border a navigable waterway have enacted environmental pollution laws that impose strict liability on a person for removal costs and damages resulting from a discharge of oil or a release of a hazardous substance. These laws may be more stringent than U.S. federal law. Moreover, some states have enacted legislation providing for unlimited liability for discharge of pollutants within their waters, although in some cases, states that have enacted this type of legislation have not yet issued implementing regulations defining tanker owners’ responsibilities under these laws. We intend to comply with all applicable state regulations in the ports where our VLGCs call.

We currently maintain pollution liability coverage insurance in the amount of $1.0 billion per incident for each of our VLGCs. If the damages from a catastrophic spill were to exceed our insurance coverage, it could have an adverse effect on our business and results of operation.

Other United States Environmental Initiatives

The U.S. Clean Air Act of 1970 (including its amendments of 1977 and 1990), or the CAA, requires the EPA to promulgate standards applicable to emissions of volatile organic compounds and other air contaminants. The CAA requires states to adopt State Implementation Plans, or SIPs, some of which regulate emissions resulting from vessel loading and unloading operations which may affect our vessels.

The U.S. Clean Water Act, or the CWA, prohibits the discharge of oil, hazardous substances and ballast water in U.S. navigable waters unless authorized by a duly-issued permit or exemption, and imposes strict liability in the form of penalties for any unauthorized discharges. The CWA also imposes substantial liability for the costs of removal, remediation and damages and complements the remedies available under OPA and CERCLA.

The EPA and the USCG have also enacted rules relating to ballast water discharge, compliance with which requires the installation of equipment on our vessels to treat ballast water before it is discharged or the implementation of other port facility disposal arrangements or procedures at potentially substantial costs, and/or otherwise restrict our vessels from entering U.S. Waters. The EPA requires a permit regulating ballast water discharges and other discharges incidental to the normal operation of certain vessels within United States waters under the Vessel General Permit for Discharges Incidental to the Normal Operation of Vessels, or the VGP. On March 28, 2013, the EPA re-issued the VGP for another five years from the effective date of December 19, 2013, or the 2013 VGP. The 2013 VGP focuses on authorizing discharges incidental to operations of commercial vessels, and contains numeric ballast water discharge limits for most vessels to reduce the risk of invasive species in U.S. waters, stringent requirements for exhaust gas scrubbers, and requirements for the use of environmentally acceptable lubricants. For a new vessel delivered to an owner or operator after December 19, 2013 to be covered by the VGP, the owner must submit a Notice of Intent, or a NOI, at least 30 days (or 7 days for eNOIs) before the vessel operates in United States waters. We have submitted NOIs for our VLGCs where required.

The USCG regulations adopted under the U.S. National Invasive Species Act impose mandatory ballast water management practices for all vessels equipped with ballast water tanks entering or operating in U.S. waters, which require the installation of certain engineering equipment and water treatment systems to treat ballast water before it is discharged or the implementation of other port facility disposal arrangements or procedures, and/or may otherwise restrict our vessels from entering U.S. waters. The USCG has implemented revised regulations on ballast water management by establishing standards on the allowable concentration of living organisms in ballast water discharged from ships in U.S. waters. As of January 1, 2014, vessels were technically subject to the phasing-in of these standards, and the USCG must approve any technology before it is placed on a vessel. The USCG first approved said technology in December 2016, and continues to review ballast water management systems. The USCG may also provide waivers to vessels that demonstrate why they cannot install the new technology. The USCG has set up requirements for ships constructed before December 1, 2013 with ballast tanks trading within the exclusive economic zones of the U.S. to install water ballast treatment systems as follows: (1) ballast capacity 1,500-5,000m3—first scheduled drydock after January 1, 2014; and (2) ballast capacity above 5,000m3—first scheduled drydock after January 1, 2016. All of our vessels have ballast capacities over 5,000m3, and those of our vessels trading in the U.S. will have to install water ballast treatment plants at their first drydock after January 1, 2016, or have received an extension is granted by the USCG.

The EPA, on the other hand, has taken a different approach to enforcing ballast discharge standards under the VGP. On December 27, 2013, the EPA issued an enforcement response policy in connection with the new VGP in which the EPA indicated that it would take into account the reasons why vessels do not have the requisite technology installed, but will not grant any waivers. In addition, through the CWA certification provisions that allow U.S. states to place additional conditions on the use of the VGP within state waters, a number of states have proposed or implemented a variety of stricter ballast requirements including, in some states, specific treatment standards. Compliance with the EPA, USCG and state regulations could require the installation of equipment on our vessels to treat ballast water before it is discharged or the implementation of other port facility disposal arrangements or procedures at potentially substantial cost, or may otherwise restrict our vessels from entering U.S. waters.

Two recent United States court decisions should be noted. First, in October 2015, the Second Circuit Court of Appeals issued a ruling that directed the EPA to redraft the sections of the 2013 VGP that address ballast water. However, the Second Circuit stated that the 2013 VGP will remains in effect until the EPA issues a new VGP. The effect of such redrafting remains unknown. Second, on October 9, 2015, the Sixth Circuit Court of Appeals stayed the Waters of the United States, or WOTUS, rule, which aimed to expand the regulatory definition of “waters of the United States,” pending further action of the court. In response, regulations have continued to be implemented as they were prior to the stay on a case-by-case basis. In February 2017, President Trump issued an executive order directing the EPA and U.S. Army Corps of Engineers to publish a proposed rule rescinding or revising the WOTUS rule. In January 2018, the U.S. Supreme Court held that the federal district courts, not the appellate courts, have jurisdiction to hear challenges to the WOTUS rule. Also in January 2018, the EPA and Army Corps of Engineers issued a final rule pursuant to President Trump’s order, under which the agencies will interpret the term “waters of the United States” to mean waters covered by the regulations, as they are currently being implemented, within the context of the Supreme Court decisions and agency guidance documents, until February 6, 2020. Litigation regarding the status of the WOTUS rule is currently underway, and the effect of future actions in these cases upon our operations is unknown.

European Union Regulations

In October 2009, the European Union amended a directive to impose criminal sanctions for illicit ship-source discharges of polluting substances, including minor discharges, if committed with intent, recklessly or with serious negligence and the discharges individually or in the aggregate result in deterioration of the quality of water. Aiding and abetting the discharge of a polluting substance may also lead to criminal penalties. The directive applies to all types of vessels, irrespective of their flag, but certain exceptions apply to warships or where human safety or that of the ship is in danger. Criminal liability for pollution may result in substantial penalties or fines and increased civil liability claims. Regulation (EU) 2015/757 of the European Parliament and of the Council of April 29, 2015 (amending EU Directive 2009/16/EC) governs the monitoring, reporting and verification of carbon dioxide emissions from maritime transport, and, subject to some exclusions, requires companies with ships over 5,000 gross tonnage to monitor and report carbon dioxide emissions annually starting on January 1, 2018, which may cause us to incur additional expenses.

The European Union has adopted several regulations and directives requiring, among other things, more frequent inspections of high-risk ships, as determined by type, age, and flag as well as the number of times the ship has been detained. The European Union also adopted and extended a ban on substandard ships and enacted a minimum ban period and a definitive ban for repeated offenses. The regulation also provided the European Union with greater authority and control over classification societies, by imposing more requirements on classification societies and providing for fines or penalty payments for organizations that failed to comply. Furthermore, the EU has implemented regulations requiring vessels to use reduced sulfur content fuel for their main and auxiliary engines. The EU Directive 2005/33/EC (amending Directive 1999/32/EC) introduced requirements parallel to those in Annex VI relating to the sulfur content of marine fuels. In addition, the EU imposed a 0.1% maximum sulfur requirement for fuel used by ships at berth in EU ports.

International Labour Organization

The International Labour Organization is a specialized agency of the UN that has adopted the Maritime Labor Convention 2006, or the MLC 2006. A Maritime Labor Certificate and a Declaration of Maritime Labor Compliance is required to ensure compliance with the MLC 2006 for all ships above 500 gross tons in international trade. We believe that all our vessels are in substantial compliance with and are certified to meet MLC 2006.

Greenhouse Gas Regulation

Currently, the emissions of greenhouse gases from international shipping are not subject to the Kyoto Protocol to the United Nations Framework Convention on Climate Change, which entered into force in 2005 and pursuant to which adopting countries have been required to implement national programs to reduce greenhouse gas emissions with targets extended through 2020. International negotiations are continuing with respect to a successor to the Kyoto Protocol, and restrictions on shipping emissions may be included in any new treaty. In December 2009, more than 27 nations, including the U.S. and China, signed the Copenhagen Accord, which includes a non-binding commitment to reduce greenhouse gas emissions. The 2015 United Nations Climate Change Conference in Paris resulted in the Paris Agreement, which entered into force on November 4, 2016 and does not directly limit greenhouse gas emissions from ships. On June 1, 2017, President Trump announced that the United States intends to withdraw from the Paris Agreement. The timing and effect of such action has yet to be determined, but the Paris Agreement provides for a four-year exit process.

At MEPC 70 and MEPC 71, a draft outline of the structure of the initial strategy for developing a comprehensive IMO strategy on reduction of greenhouse gas emissions from ships was approved. In accordance with this roadmap, in April 2018, nations at the MEPC 72 adopted an initial strategy to reduce greenhouse gas emissions from ships. The initial strategy identifies “levels of ambition” to reducing greenhouse gas emissions, including (1) decreasing the carbon intensity from ships through implementation of further phases of the EEDI for new ships; (2) reducing carbon dioxide emissions per transport work, as an average across international shipping, by at least 40% by 2030, pursuing efforts towards 70% by 2050, compared to 2008; and (3) reducing the total annual greenhouse emissions by at least 50% by 2050 compared to 2008 while pursuing efforts towards phasing them out entirely. The initial strategy notes that technological innovation, alternative fuels and/or energy sources for international shipping will be integral to achieve the overall ambition. These regulations could cause us to incur additional substantial expenses.

The EU made a unilateral commitment to reduce overall greenhouse gas emissions from its member states from 20% of 1990 levels by 2020. The EU also committed to reduce its emissions by 20% under the Kyoto Protocol’s second period from 2013 to 2020. Starting in January 2018, large ships calling at EU ports are required to collect and publish data on carbon dioxide emissions and other information.

In the United States, the EPA issued a finding that greenhouse gases endanger the public health and safety, adopted regulations to limit greenhouse gas emissions from certain mobile sources, and proposed regulations to limit greenhouse gas emissions from large stationary sources. However, in March 2017, President Trump signed an executive order to review and possibly eliminate the EPA’s plan to cut greenhouse gas emissions. In response to that order, on October 16, 2017, the EPA proposed to repeal the Clean Power Plan, its first standards on carbon dioxide emissions from power plants. On December 28, 2017, the EPA published an Advance Notice of Proposed Rulemaking outlining its plans to replace the Clean Power Plan if the repeal moves forward. Although the mobile source emissions regulations do not apply to greenhouse gas emissions from vessels, the EPA or individual U.S. states could enact environmental regulations that would affect our operations. For example, California has introduced a cap-and-trade program for greenhouse gas emissions, aiming to reduce emissions 40% by 2030.

Any passage of climate control legislation or other regulatory initiatives by the IMO, the EU, the United States or other countries where we operate, or any treaty adopted at the international level to succeed the Kyoto Protocol or Paris Agreement, that restricts emissions of greenhouse gases could require us to make significant financial expenditures that we cannot predict with certainty at this time. Even in the absence of climate control legislation, our business may be indirectly affected to the extent that climate change may result in sea level changes or more intense weather events.

Vessel Security Regulations

Since the terrorist attacks of September 11, 2001 in the United States, there have been a variety of initiatives intended to enhance vessel security such as the U.S. Maritime Transportation Security Act of 2002, or the MTSA. To implement certain portions of the MTSA, the USCG issued regulations requiring the implementation of certain security requirements aboard vessels operating in waters subject to the jurisdiction of the United States and at certain ports and facilities, some of which are regulated by the EPA.

Similarly, Chapter XI-2 of the SOLAS Convention imposes detailed security obligations on vessels and port authorities and mandates compliance with the International Ship and Port Facilities Security Code, or the ISPS Code. The ISPS Code is designed to enhance the security of ports and ships against terrorism. To trade internationally, a vessel must attain an International Ship Security Certificate, or an ISSC, from a recognized security organization approved by the vessel’s flag state. Ships operating without a valid certificate may be detained, expelled from, or refused entry at port until they obtain an ISSC. The following are among the various requirements, some of which are found in the SOLAS Convention:

•

on-board installation of automatic identification systems to provide a means for the automatic transmission of safety-related information from among similarly equipped ships and shore stations, including information on a ship’s identity, position, course, speed and navigational status;

•	on-board installation of ship security alert systems, which do not sound on the vessel but only alert the authorities on shore;

•	the development of vessel security plans;

•	ship identification number to be permanently marked on a vessel’s hull;

•

a continuous synopsis record kept onboard showing a vessel's history including the name of the ship, the state whose flag the ship is entitled to fly, the date on which the ship was registered with that state, the ship's identification number, the port at which the ship is registered and the name of the registered owner(s) and their registered address; and

•	compliance with flag state security certification requirements.

The USCG regulations, intended to be aligned with international maritime security standards, exempt non-U.S. vessels from MTSA vessel security measures, provided such vessels have on board a valid ISSC that attests to the vessel’s compliance with the SOLAS Convention security requirements and the ISPS Code. Future security measures could have a significant financial impact on us. We comply with the various security measures addressed by MTSA, the SOLAS Convention and the ISPS Code.

Taxation

The following is a discussion of the material Marshall Islands and United States federal income tax considerations relevant to an investment decision by a United States Holder and a Non‑United States Holder, each as defined below, with respect to the common shares. This discussion does not purport to deal with the tax consequences of owning our common shares to all categories of investors, some of which, such as financial institutions, regulated investment companies, real estate investment trusts, tax‑exempt organizations, insurance companies, persons holding our common stock as part of a hedging, integrated, conversion or constructive sale transaction or a straddle, traders in securities that have elected the mark‑to‑market method of accounting for their securities, persons liable for alternative minimum tax, persons who are investors in partnerships or other pass‑through entities for United States federal income tax purposes or hold our common shares through an applicable partnership interest, dealers in securities or currencies, United States Holders whose functional currency is not the United States dollar and investors that own, actually or under applicable constructive ownership rules, 10% or more of our shares of common stock, may be subject to special rules. This discussion deals only with holders who purchase and hold the common shares as a capital asset. You are encouraged to consult your own tax advisors concerning the overall tax consequences arising in your own particular situation under United States federal, state, local or non‑United States law of the ownership of common shares.

Marshall Islands Tax Considerations

In the opinion of Seward & Kissel LLP, the following are the material Marshall Islands tax consequences of our activities to us and of our common shares to our shareholders. We are incorporated in the Marshall Islands. Under current Marshall Islands law, we are not subject to tax on income or capital gains, and no Marshall Islands withholding tax will be imposed upon payments of dividends by us to our shareholders.

United States Federal Income Tax Considerations

In the opinion of Seward & Kissel LLP, the following are the material United States federal income tax consequences to us of our activities and to United States Holders and Non‑United States Holders, each as defined below, of the common shares. The following discussion of United States federal income tax matters is based on the United States Internal Revenue Code of 1986 as amended, or the Code, judicial decisions, administrative pronouncements, and existing and proposed regulations issued by the United States Department of the Treasury, or the Treasury Regulations, all of which are subject to change, possibly with retroactive effect. The discussion below is based, in part, on the description of our business as described in this report and assumes that we conduct our business as described herein.

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

We believe that we satisfy the Publicly‑Traded Test, a factual determination made on an annual basis, with respect to our taxable year ended March 31, 2018, and we expect to continue to do so for our subsequent taxable years, and we intend to take this position for United States federal income tax reporting purposes. We do not currently anticipate circumstances under which we would be able to satisfy the 50% Ownership Test.

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

We believe that we satisfy the Publicly‑Traded Test and will not be subject to the 5% Override Rule for taxable year ended March 31, 2018 and we also expect to continue to do so for our subsequent taxable years. However, there are factual circumstances beyond our control that could cause us to lose the benefit of the Section 883 exemption. For example, we may no longer qualify for Section 883 exemption for a particular taxable year if 5% Shareholders were to own, in the aggregate, 50% or more of our outstanding common shares on more than half the days of the taxable year, unless we could establish that within the group of 5% Shareholders, qualified shareholders own sufficient number of our shares to preclude the non-qualified shareholders in such group from owning 50% or more of our common shares for more than half the number of days during the taxable year. Under the Treasury Regulations, we would have to satisfy certain substantiation requirements regarding the identity of our shareholders. These requirements are onerous and there is no assurance that we would be able to satisfy them. Given the factual nature of the issues involved, we can give no assurances in regards of our or our subsidiaries' qualification for the Section 883 exemption.

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

To the extent our United States source shipping income is considered to be "effectively connected" with the conduct of a United States trade or business, as described below, any such "effectively connected" United States source shipping income, net of applicable deductions, would be subject to United States federal income tax, currently imposed at rates of up to 35% for taxable years beginning prior to January 1, 2018 and at a rate of 21% for taxable years beginning on or after January 1, 2018. In addition, we would generally be subject to the 30% "branch profits" tax on earnings effectively connected with the conduct of such trade or business, as determined after allowance for certain adjustments, and on certain interest paid or deemed paid attributable to the conduct of our United States trade or business.

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

Distributions

Subject to the discussion of passive foreign investment companies below, any distributions made by us with respect to our common shares to a United States Holder will generally constitute dividends to the extent of our current or accumulated earnings and profits, as determined under United States federal income tax principles. Distributions in excess of such earnings and profits will be treated first as a nontaxable return of capital to the extent of the United States Holder's tax basis in its common shares and thereafter as capital gain. Because we are not a United States corporation, United States Holders that are corporations will generally not be entitled to claim a dividends-received deduction with respect to any distributions they receive from us. Dividends paid with respect to our common shares will generally be treated as foreign source dividend income and will generally constitute "passive category income" for purposes of computing allowable foreign tax credits for United States foreign tax credit purposes.

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

We believe that income we earn from the voyage charters, and also from time charters, for the reasons discussed below, will be treated as active income for PFIC purposes and as a result, we intend to take the position that we satisfy the 75% income test for our taxable year ended March 31, 2018.

As of the date of this Annual Report, we have taken delivery of all of the vessels under our newbuilding contracts. Accordingly, based on our current and anticipated operations, we do not believe that we will be treated as a PFIC for our taxable year ended March 31, 2018, or subsequent taxable years, and we intend to take such position for our United States federal income tax reporting purposes. Our belief is based principally on the position that the gross income we derive from our voyage or time chartering activities should constitute services income, rather than rental income. Accordingly, such income should not constitute passive income, and the assets that we own and operate in connection with the production of such income, in particular, the vessels, should not constitute passive assets for purposes of determining whether we are a PFIC. There is substantial legal authority supporting this position consisting of case law and IRS pronouncements concerning the characterization of income derived from time charters as services income for other tax purposes. However, there is also authority which characterizes time charter income as rental income rather than services income for other tax purposes. Accordingly, no assurance can be given that the IRS or a court of law will accept this position, and there is a risk that the IRS or a court of law could determine that we are a PFIC. In addition, although we intend to conduct our affairs in a manner to avoid being classified as a PFIC with respect to any taxable year, we cannot assure you that the nature of our operations will not change in the future.

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

The downturn in spot market charter rates that began in 2016 has had and may continue to have a negative effect on our results of operations and cash flows, including as a result of seasonal fluctuations, which may adversely affect our earnings.

As of the date of this annual report, eighteen of our twenty-two vessels operate in the Helios Pool, which employs vessels on short-term time charters, COAs, or in the spot market, the latter of which exposes us to fluctuations in spot market charter rates. We also employ three of our VLGCs on fixed time charters outside of the Helios Pool. As these fixed time charters expire, we may employ these vessels in the spot market.

Generally, VLGC spot market rates are highly seasonal, with typical strength in the second and third calendar quarters as suppliers build inventory for high consumption during the northern hemisphere winter, although 12-month time charter rates tend to smooth out these short-term fluctuations and recent LPG shipping market activity has not yielded the expected seasonal results. The successful operation of our vessels in the competitive and highly volatile spot charter market depends on, among other things, obtaining profitable spot charters, which depends greatly on vessel supply and demand, and minimizing, to the extent possible, time spent waiting for charters and time spent traveling unladen to pick up cargo.

Recently, there have been periods when spot charter rates have declined below the operating costs of vessels. For example, the Baltic Exchange Liquid Petroleum Gas Index, an index published daily by the Baltic Exchange for the spot market rate for the benchmark Ras Tanura‑Chiba route (expressed as U.S. dollars per metric ton), averaged $27.455 for the year ended March 31, 2018 compared to an average of $50.991 for the 10-year period ended March 31, 2018. If future spot charter rates decline, or remain depressed, then we may not profitably operate our vessels trading in the spot market or those participating in the Helios Pool, meet our obligations, including payments on indebtedness, or pay dividends.

Further, although our three fixed time charters outside of the Helios Pool generally provide reliable revenues, they also limit the portion of our fleet available for spot market voyages during an upswing in the market when spot market voyages might be more profitable. Conversely, when the current charters for the three vessels in our fleet on fixed time charter expire (or are terminated early), it may not be possible to re-charter these vessels at similar or higher rates, or at all. As a result, we may have to accept lower rates or experience off hire time for our vessels, which would adversely impact our revenues, results of operations and financial condition.

We and/or our pool managers may not be able to successfully secure employment for our vessels or vessels in the Helios Pool, which could adversely affect our financial condition and results of operations.

As of June 26, 2018, eighteen of our vessels are operating within the Helios Pool, which employs vessels on short-term time charters, COAs, or in the spot market, and three of our vessels are on fixed time charters outside of the Helios Pool that expire between the third calendar quarter of 2019 and the fourth calendar quarter of 2020. We cannot assure you that we will be successful in finding employment for our vessels in the spot market, on time charters or otherwise, or that any employment will be at profitable rates. Moreover, as vessels entered into the Helios Pool are commercially managed by our wholly-owned subsidiary and Phoenix, we also cannot assure you that we or they will be successful in finding employment for the vessels in the Helios Pool or that any employment will be profitable. Any inability to locate suitable employment for our vessels or the vessels in the Helios Pool could affect our general financial condition, results of operation and cash flow as well as the availability of financing.

We face substantial competition in trying to expand relationships with existing customers and obtain new customers.

The process of obtaining new charter agreements is highly competitive and generally involves an intensive screening and competitive bidding process, which, in certain cases, extends for several months. Contracts are awarded based upon a variety of factors, including:

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

We have entered into, and expect to enter into in the future, various contracts, including charter agreements, COAs, shipbuilding contracts, credit facilities and financing arrangements that subject us to counterparty risks. Similarly, the Helios Pool has entered into, and expects to enter into in the future, various contracts, including charters and COAs, that subject it to counterparty risks. The ability and willingness of our and the Helios Pool’s counterparties to perform their obligations under any contract will depend on a number of factors that are beyond our control and may include, among other things, general economic conditions, the condition of the maritime and LPG industries, the overall financial condition of the counterparty, charter rates for specific types of vessels, and various expenses. For example, a reduction of cash flow resulting from declines in world trade or the lack of availability of debt or equity financing may result in a significant reduction in the ability of our charterers or the Helios Pool’s charterers to make required charter payments. In addition, in depressed market conditions, charterers and customers may no longer need a vessel that is then under charter or contract or may be able to obtain a comparable vessel at lower rates. As a result, charterers and customers may seek to renegotiate the terms of their existing charter agreements or avoid their obligations under those contracts. Should a counterparty fail to honor its obligations under agreements with us or the Helios Pool, we could sustain significant losses and a significant reduction in the charter hire we earn from the Helios Pool, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We expect to be dependent on a limited number of customers for a material part of our revenues, and failure of such customers to meet their obligations could cause us to suffer losses or negatively impact our results of operations and cash flows.

For the year ended March 31, 2018, the Helios Pool and two other individual charterers accounted for 67%, 13%, and 11% of our total revenues, respectively. Within the Helios Pool, one charterer represented 28% of net pool revenues—related party for the year ended March 31, 2018. We expect that a material portion of our revenues will continue to be derived from a limited number of customers. The ability of each of our customers to perform their obligations under a contract with us will depend on a number of factors that are beyond our control. Should the aforementioned customers fail to honor their obligations under agreements with us or the Helios Pool, we could sustain material losses that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Increased toll charges at the Panama Canal may have an adverse effect on our results of operations.

In June 2016, the expansion of the Panama Canal, or the Canal, was completed. The new locks allow the Canal to accommodate significantly larger vessels, including VLGCs, which we operate. Transit from the United States Gulf to Asia, an important trade route for our customers, can now be shortened by approximately 15 days compared to transiting via the Cape of Good Hope. According to industry sources, over 90% of the US-to-Asia LPG voyages had switched to the Canal by November 2016, and in response, Panamanian authorities increased tolls for VLGCs crossing the Canal by approximately 29% in October 2017. If Panamanian authorities increase rates further for our VLGCs to cross the Canal and it is not reflected in charter rates, it may have an adverse effect on our results of operations and cash flows.

Our indebtedness and financial obligations may adversely affect our operational flexibility and financial condition.

As of March 31, 2018, we had outstanding indebtedness of $775.2 million. Amounts owed under our current credit facility and financing arrangements, and any future credit facilities or financing arrangements, will require us to dedicate a part of our cash flow from operations to paying interest and principal payments, as applicable. These payments will limit funds available for working capital, capital expenditures, acquisitions, dividends, and other purposes and may also limit our ability to undertake further equity or debt financing in the future. Our indebtedness and obligations under our financing arrangements also increase our vulnerability to general adverse economic and industry conditions, limits our flexibility in planning for and reacting to changes in the industry, and places us at a disadvantage to other, less leveraged, competitors.

Our credit facility bears interest at variable rates and we anticipate that any future credit facilities will also bear interest at variable rates. Increases in prevailing rates could increase the amounts that we would have to pay to our lenders or financing counterparties, even though the outstanding principal amount remains the same, and our net income and available cash flows would decrease as a result.

We expect our earnings and cash flow to vary from year to year mainly due to the cyclical nature of the LPG shipping industry. If we do not generate or reserve enough cash flow from operations to satisfy our debt or financing obligations, we may have to undertake alternative financing plans, such as:

•seeking to raise additional capital;

•refinancing or restructuring our debt or financing obligations;

•selling our VLGCs; and/or

•reducing or delaying capital investments.

However, these alternative financing plans, if necessary, may not be sufficient to allow us to meet our debt or financing obligations. If we are unable to meet our debt or financing obligations and we default on our obligations under our debt agreement or financing arrangements, our lenders could elect to declare our outstanding borrowings and certain other amounts owed, together with accrued interest and fees, to be immediately due and payable and foreclose on the vessels securing that debt, and our counterparties may seek to repossess the vessels subject to our debt agreement or financing arrangements.

Our existing and future debt agreements contain and are expected to contain restrictive covenants that may limit our liquidity and corporate activities, which could have an adverse effect on our financial condition and results of operations.

Our debt agreement and financing arrangements contain, and any future debt agreements or financing arrangements are expected to contain, customary covenants and event of default clauses, including cross‑default provisions and restrictive covenants and performance requirements, which may affect operational and financial flexibility. Such restrictions could affect, and in many respects limit or prohibit, among other things, our ability to pay dividends, incur additional indebtedness, create liens, sell assets, or engage in mergers or acquisitions. These restrictions could limit our ability to plan for or react to market conditions or meet extraordinary capital needs or otherwise restrict corporate activities. There can be no assurance that such restrictions will not adversely affect our ability to finance our future operations or capital needs.

Our agreements relating to the $758 million debt facility that we entered into in March 2015 with a group of banks and financial institutions, which are secured by, among other things, sixteen of our VLGCs, require us to maintain specified financial ratios and satisfy financial covenants. In May 2017, we entered into an agreement to amend the $758 million debt facility, which, included the relaxation of certain covenants under the debt financing facility. Collectively, we refer to the $758 million debt facility and its amendments as the 2015 Debt Facility, and the aforementioned May 2017 amendment as the 2015 Debt Facility Amendment. As of March 31, 2018, we were in compliance with the financial covenants for the 2015 Debt Facility.

In addition, under the 2015 Debt Facility, our payment of dividends to shareholders as well as payment of dividends by our subsidiaries to us is generally subject to no event of default. Further, under the 2015 Debt Facility Amendment, we are temporarily restricted from paying dividends and repurchasing shares of our common stock until the earlier of (i) when we complete a common stock offering with net proceeds of at least $50.0 million and (ii) May 31, 2019.

As a result of the restrictions in our debt agreement and financing arrangements, or similar restrictions in our future debt agreements or financing arrangements, we may need to seek permission from our lenders or counterparties in order to engage in certain corporate actions. Our lenders' or counterparties’ interests may be different from ours and we may not be able to obtain their permission when needed or at all. This may prevent us from taking actions that we believe are in our best interest, which may adversely impact our revenues, results of operations and financial condition.

A failure by us to meet our payment and other obligations, including our financial and value to loan covenants, could lead to defaults under our current or future secured loan agreements. In addition, a default under one of our current or future credit facilities could result in the cross-acceleration of our other indebtedness. Our lenders could then accelerate our indebtedness and foreclose on our fleet.

The market values of our vessels may decrease, which could cause us to breach covenants in our loan agreements or record an impairment loss, or negatively impact our ability to enter into future financing arrangements, and as a result could have a material adverse effect on our business, financial condition and results of operations.

Our existing debt agreement, which is secured by, among other things, liens on the vessels in our fleet contains various financial covenants, including requirements that relate to our financial condition, operating performance and liquidity. For example, we are required to maintain a minimum ratio of the market value of the vessels securing a loan to the principal amount outstanding under such loan. The market value of LPG carriers is sensitive to, among other things, changes in the LPG carrier charter markets, with vessel values deteriorating in times when LPG carrier charter rates are falling and improving when charter rates are anticipated to rise. While the market values of LPG carriers generally have increased since the economic slowdown in 2008-2009, they still remain below the reported high levels achieved in 2014-2015. LPG vessel values remain subject to significant fluctuation. A decline in the fair market values of our vessels could result in our not being in compliance with these loan covenants. Furthermore, if the value of our vessels deteriorates and our estimated future cash flows decrease, we may have to record an impairment adjustment in our financial statements or we may be unable to enter into future financing arrangements acceptable to us or at all, which would adversely affect our financial results and further hinder our ability to raise capital.

If we are unable to comply with any of the restrictions and covenants in our debt agreement, or in current or future debt financing agreements, and we are unable to obtain a waiver or amendment from our lenders or counterparties for such noncompliance, a default could occur under the terms of those agreements. Our ability to comply with these restrictions and covenants, including meeting financial ratios and tests, is dependent on our future performance and may be affected by events beyond our control. If a default occurs under these agreements, lenders could terminate their commitments to lend or in some circumstances accelerate the outstanding loans and declare all amounts borrowed due and payable. Our vessels serve as security under our debt agreement. If our lenders were to foreclose their liens on our vessels in the event of a default, this may impair our ability to continue our operations. In addition, our current debt agreement contains, and future debt agreements are expected to contain, cross-default provisions, meaning that if we are in default under certain of our current or future debt obligations, amounts outstanding under our current or other future debt agreements may also be in default, accelerated and become due and payable. If any of these events occur, we cannot guarantee that our assets will be sufficient to repay in full all of our outstanding indebtedness, and we may be unable to find alternative financing. Even if we could obtain alternative financing, that financing might not be on terms that are favorable or acceptable to us. In addition, if we find it necessary to sell our vessels at a time when vessel prices are low, we will recognize losses and a reduction in our earnings, which could affect our ability to raise additional capital necessary for us to comply with our debt agreement.

We are exposed to volatility in the London Interbank Offered Rate and we have and we intend to selectively enter into derivative contracts, which can result in higher than market interest rates and charges against our income.

The amounts outstanding under our existing credit facility have been advanced at a floating rate based on the London Interbank Offered Rate, or LIBOR, and changes in LIBOR could affect the amount of interest payable on our debt, and, in turn, could have an adverse effect on our earnings and cash flow. In recent years, LIBOR has been at relatively low levels, but it may rise in the future. Our financial condition could be materially adversely affected if LIBOR rises, although only $60.2 million of our debt with a floating rate based on LIBOR of $534.1 million, or 11.3%, is unhedged as of June 26, 2018.

We have entered into and may selectively in the future enter into derivative contracts to hedge our overall exposure to interest rate risk related to our credit facility. Entering into swaps and derivatives transactions is inherently risky and presents various possibilities for incurring significant expenses. The derivatives strategies that we employ currently and in the future may not be successful or effective, and we could, as a result, incur substantial additional interest costs or losses.

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

We generate all of our revenues in U.S. dollars and the majority of our expenses are also in U.S. dollars. However, a portion of our overall expenses is incurred in other currencies, particularly Euro, Singapore Dollar, Danish Krone, Japanese Yen, British Pound Sterling, and Norwegian Krone. Changes in the value of the U.S. dollar relative to the other currencies, in particular the Euro, or the amount of expenses we incur in other currencies could cause fluctuations in our net income. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Exchange Rate Risk.”

If we fail to manage our growth properly, we may incur significant expenses and losses.

As and when market conditions permit, we may prudently grow our fleet. Acquisition opportunities may arise from time to time, and any such acquisition could be significant. Successfully consummating and integrating acquisitions will depend on:

•	locating and acquiring suitable vessels at a suitable price;

•	identifying and completing acquisitions or joint ventures;

•	integrating any acquired vessels or businesses successfully with our existing operations;

•	hiring, training and retaining qualified personnel and crew to manage and operate our growing business and fleet;

•	expanding our customer base; and

•	obtaining required financing.

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

Our strategy is to own and operate a fleet large enough to provide global coverage, but not larger than what the demand for our services can support over a longer period by both contracting newbuildings and through acquisitions and divestitures in the second-hand market. Our business is influenced by the timing of investments and/or divestments and contracting of newbuildings. If we are unable able to identify the optimal timing of such investments, divestments or contracting of newbuildings in relation to the shipping value cycle due to capital restraints, or otherwise, this could have a material adverse effect on our competitive position, future performance, results of operations, cash flows and financial position.

If our fleet grows in size, we may need to improve our operations and financial systems and recruit additional staff and crew; if we cannot improve these systems or recruit suitable employees, our business and results of operations may be adversely affected.

As and when market conditions permit, we intend to continue to prudently grow our fleet over the long term. We have and may continue to have to invest in upgrading our operating and financial systems. In addition, we may have to recruit additional well‑qualified seafarers and shoreside administrative and management personnel. We may not be able to hire suitable employees to the extent we continue to expand our fleet. Our vessels require technically skilled staff with specialized training. If our crewing agents are unable to employ such technically skilled staff, they may not be able to adequately staff our vessels. If we are unable to operate our financial and operations systems effectively or we are unable to recruit suitable employees as we expand our fleet, our results of operation and our ability to expand our fleet may be adversely affected.

We may be unable to attract and retain key management personnel and other employees in the shipping industry without incurring substantial expense as a result of rising crew costs, which may negatively affect the effectiveness of our management and our results of operations.

The successful development and performance of our business depends on our ability to attract and retain skilled professionals with appropriate experience and expertise. The loss of the services of any of our senior management or key personnel could have a material adverse effect on our business and operations.

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

We cannot provide assurance that our directors and officers will not be influenced by their interests in or affiliation with other shipping companies, or our competitors, and seek to cause us to take courses of action that might involve risks to our other shareholders or adversely affect us or our shareholders. However, we have written policies in place to address such situations if they arise.

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

Because we obtain some of our insurance through protection and indemnity associations, we may be required to make additional premium payments.

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

We may incur increasing costs for the drydocking, maintenance or replacement of our vessels as they age, and, as our vessels age, the risks associated with older vessels could adversely affect our ability to obtain profitable charters.

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

In addition, although all of our vessels were built within the past twelve years, we estimate that our vessels have a useful life of 25 years. In general, the costs to maintain a vessel in good operating condition increase with the age of the vessel. Older vessels are typically less fuel-efficient than more recently constructed vessels due to improvements in engine technology. Cargo insurance rates increase with the age of a vessel, making older vessels less desirable to charterers.

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

Certain shareholders have a substantial ownership stake in us, and their interests could conflict with the interests of our other shareholders.

According to information contained in public filings, Kensico Capital Management; BW Euroholdings Ltd., an affiliate of BW Group Ltd.; Wellington Management Group LLP; John C. Hadjipateras, our Chief Executive Officer, President and Chairman of the Board of Directors; and SeaDor Holdings, an affiliate of SEACOR Holdings, Inc. (NYSE:CKH), as of June 26, 2018, own, or may be deemed to beneficially own, 14.5%, 14.2%, 11.4%, 11.1% and 9.4%, respectively, of our total shares outstanding. SeaDor Holdings, Kensico Capital Management and John C. Hadjipateras are represented on our Board of Directors. As a result of substantial ownership interest along with their participation on the Board of Directors, SeaDor Holdings, Kensico Capital Management, and John C. Hadjipateras (our “Principal Shareholders”) currently have the ability to influence certain actions requiring shareholders' approval, including increasing or decreasing the authorized share capital, the election of directors, declaration of dividends, the appointment of management, and other policy decisions. While any future transaction with our Principal Shareholders or other significant shareholders could benefit us, their interests could at times conflict with the interests of our other shareholders. For example, in June 2018, our board of directors, after a thorough review and in consultation with financial and legal advisors, unanimously declined an unsolicited conditional proposal from BW LPG Ltd., an affiliate of BW Group Ltd., to combine with the Company in a stock-for-stock transaction, after concluding that the proposal is not in the best interests of the Company and its shareholders. Conflicts of interest may also arise between us and our Principal Shareholders or their affiliates, which may result in the conclusion of transactions on terms not determined by market forces. Any such conflicts of interest could adversely affect our business, financial condition and results of operations, and the trading price of our common shares. Moreover, the concentration of ownership may delay, deter or prevent acts that would be favored by our other shareholders or deprive shareholders of an opportunity to receive a premium for their shares as part of a sale of our business. Similarly, this concentration of share ownership may adversely affect the trading price of our shares because investors may perceive disadvantages in owning shares in a company with concentrated ownership.

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

Whether we will be treated as a PFIC for our taxable year 2018 and subsequent taxable years will depend upon the nature and extent of our operations. In this regard, we intend to treat the gross income we derive from our voyage and time chartering activities as services income, rather than rental income. Accordingly, such income should not constitute passive income, and the assets that we own and operate in connection with the production of such income, in particular, our vessels, should not constitute passive assets for purposes of determining whether we are a PFIC. There is substantial legal authority supporting this position consisting of case law and the United States Internal Revenue Service, or the IRS, pronouncements concerning the characterization of income derived from time charters as services income for other tax purposes. However, there is also authority which characterizes time charter income as rental income rather than services income for other tax purposes. Accordingly, no assurance can be given that the IRS or a court of law will accept this position, and there is a risk that the IRS or a court of law could determine that we are a PFIC. In addition, although we intend to conduct our affairs in a manner to avoid being classified as a PFIC with respect to any taxable year, we cannot assure you that the nature of our operations will not change in the future.

For any taxable year in which we are, or were to be treated as, a PFIC, United States shareholders would face adverse United States federal income tax consequences. Under the PFIC rules, unless a shareholder makes an election available under the Code (which election could itself have adverse consequences for such shareholders, as discussed below under "Item 1. Business—Taxation—United States Federal Income Tax Considerations—United States Federal Income Taxation of United States Holders"), excess distributions and any gain from the disposition of such shareholder's common shares would be allocated ratably over the shareholder's holding period of the common shares and the amounts allocated to the taxable year of the excess distribution or sale or other disposition and to any year before we became a PFIC would be taxed as ordinary income. The amount allocated to each other taxable year would be subject to tax at the highest rate in effect for individuals or corporations, as appropriate, for that taxable year, and an interest charge would be imposed with respect to such tax. See "Item 1. Taxation—United States Federal Income Tax Considerations—United States Federal Income Taxation of United States Holders" for a more comprehensive discussion of the United States federal income tax consequences to United States shareholders if we are treated as a PFIC.

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

We believe that we qualify, and we expect to qualify, for exemption under Section 883 for our taxable year ended March 31, 2018 and our subsequent taxable years and we intend to take this position for United States federal income tax return reporting purposes. However, there are factual circumstances beyond our control that could cause us to lose the benefit of this tax exemption and thereby become subject to United States federal income tax on our United States source shipping income. For example, we would no longer qualify for exemption under Section 883 of the Code for a particular taxable year if certain "non‑qualified" shareholders with a 5% or greater interest in our common shares owned, in the aggregate, 50% or more of our outstanding common shares for more than half the days during the taxable year. Due to the factual nature of the issues involved, there can be no assurances on that we or any of our subsidiaries will qualify for exemption under Section 883 of the Code.

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

Future growth in the demand for LPG carriers and charter rates will depend on economic growth in the world economy and demand for LPG product transportation that exceeds the capacity of the growing worldwide LPG carrier fleet. We believe that the future growth in demand for LPG carriers and the charter rate levels for LPG carriers will depend primarily upon the supply and demand for LPG, particularly in the economies of China, India, Japan, Southeast Asia, the Middle East and the United States and upon seasonal and regional changes in demand and changes to the capacity of the world fleet. The capacity of the world LPG shipping fleet appears likely to increase in the near term. Economic growth may be limited in the near term, and possibly for an extended period, as a result of global economic conditions, or otherwise, which could have an adverse effect on our business and results of operations.

The factors affecting the supply of and demand for LPG carriers are outside of our control, and the nature, timing and degree of changes in industry conditions are unpredictable.

The factors that influence demand for our vessels include:

•	global or regional economic, political or geopolitical conditions, particularly in LPG consuming regions;

•	changes in global or general industrial activity specifically in the plastics and chemical industries;

•	changes in the cost of oil and natural gas from which LPG is derived;

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

General economic, political and regulatory conditions could materially adversely affect our business, financial position and results of operations, as well as our future prospects.

The global economy remains subject to downside risks, including substantial sovereign debt burdens in countries throughout the world, the United Kingdom’s pending exit from the EU, continuing turmoil and hostilities in the Middle East, Afghanistan and other geographic areas and the refugee crisis in Europe and the Middle East. There has historically been a strong link between the development of the world economy and demand for LPG shipping. Accordingly, an extended negative outlook for the world economy could reduce the overall demand for our services. More specifically, LPG is used as a feedstock in cyclical businesses, such as the manufacturing of plastics and in the petrochemical industry, that were adversely affected by the economic downturn and, accordingly, continued weakness and any further reduction in demand in those industries could adversely affect the LPG shipping industry. In particular, an adverse change in economic conditions affecting China, India, Japan or Southeast Asia generally could have a negative effect on the demand for LPG products, thereby adversely affecting our business, financial position and results of operations, as well as our future prospects.

Further, governments may turn to trade barriers to protect their domestic industries against foreign imports, thereby depressing shipping demand. In particular, leaders in the United States have indicated the United States may seek to implement more protective trade measures. President Trump was elected on a platform promoting trade protectionism. The results of the presidential election have thus created significant uncertainty about the future relationship between the United States, China and other exporting countries, including with respect to trade policies, treaties, government regulations and tariffs. For example, on January 23, 2017, President Trump signed an executive order withdrawing the

United States from the Trans-Pacific Partnership, a global trade agreement intended to include the United States, Canada, Mexico, Peru and a number of Asian countries. Further, President Trump has called for substantial changes to foreign trade policy with China and has recently raised, and has proposed to further raise in the future, tariffs on several Chinese goods in order to reverse what he perceives as unfair trade practices that have negatively impacted U.S. businesses. China has retaliated with increased tariffs on U.S. goods, including a proposed 25% tariff on imports of American propane. Protectionist developments, or the perception they may occur, may have a material adverse effect on global economic conditions, and may significantly reduce global trade. Moreover, increasing trade protectionism may cause an increase in (a) the cost of goods exported from regions globally, particularly the Asia-Pacific region, (b) the length of time required to transport goods and (c) the risks associated with exporting goods. Such increases may significantly affect the quantity of goods to be shipped, shipping time schedules, voyage costs and other associated cost. We are unable to assess the potential for future action by the United States government that could significantly disrupt the LPG market in the United States and elsewhere.

Separately, as a result of the ongoing economic turmoil in Greece and the related austerity measures implemented by the Greek government, our operations in Greece may be subjected to new regulations that may require us to incur new or additional compliance or other administrative costs and may require that we pay to the Greek government new taxes or other fees. We also face the risk that strikes, work stoppages, civil unrest and violence within Greece may disrupt our shoreside operations located in Greece.

The state of global financial markets and general economic conditions may adversely impact our ability to obtain financing or refinance our credit facility on acceptable terms, which may hinder or prevent us from operating or expanding our business.

There has been a steady decline in the traditional sources of finance for the shipping industry due to heavy losses incurred in the aftermath of the 2008-2009 financial crisis. As a result of the disruptions in the credit markets and higher capital requirements, many lenders have increased margins on lending rates, enacted tighter lending standards, required more restrictive terms (including higher collateral ratios for advances, shorter maturities and smaller loan amounts), or refused to refinance existing debt on terms similar to current debt or at all. New banking regulations, including tightening of capital requirements and the resulting policies adopted by lenders, could further reduce lending activities. We may experience difficulties obtaining financing commitments or be unable to fully draw on the capacity under our credit facilities committed in the future or refinance our credit facilities when our facilities mature if our lenders are unwilling to extend financing to us or unable to meet their funding obligations due to their own liquidity, capital or solvency issues. We cannot be certain that financing will be available when needed on acceptable terms or at all. In the absence of available financing, we may be unable to satisfy our obligations, take advantage of business opportunities or respond to competitive pressures.

Our operating results are subject to seasonal fluctuations, which could affect our operating results and the amount of available cash with which we can pay dividends.

We operate our LPG carriers in markets that have historically exhibited seasonal variations in demand and, as a result, in charter hire rates. The LPG shipping market is typically stronger in the spring and summer months in anticipation of increased consumption of propane and butane for heating during the winter months, although 12-month time charter rates tend to smooth out these short-term fluctuations and recent LPG shipping market activity has not yielded the expected seasonal results. In addition, unpredictable weather patterns in these months tend to disrupt vessel scheduling and supplies of certain commodities. As a result, our revenues may be stronger in fiscal quarters ended June 30 and September 30, and conversely, our revenues may be weaker during the fiscal quarters ended December 31 and March 31. This seasonality could materially affect our quarterly operating results.

Future technological innovation could reduce our charter hire income and the value of our vessels.

The charter hire rates and the value and operational life of a vessel are determined by a number of factors including the vessel's efficiency, operational flexibility and physical life. Efficiency includes speed, fuel economy and the ability to load and discharge cargo quickly. Flexibility includes the ability to enter harbors, utilize related docking facilities and pass through canals and straits. The length of a vessel's physical life is related to its original design and construction, its maintenance and the impact of the stress of operations. We believe that our fleet is among the youngest and most eco‑friendly fleet of all our competitors. However, if new LPG carriers are built that are more efficient or more flexible or have longer physical lives than our vessels, competition from these more technologically advanced vessels could adversely affect the amount of charter hire payments we receive for our vessels and the resale value of our vessels could significantly decrease. Similarly, if the vessels of the other participants in the Helios Pool fleet become outdated, the amount of charter hire payments to the Helios Pool may be adversely affected. As a result of the foregoing, our results of operations and financial condition could be adversely affected.

Changes in fuel, or bunker, prices may adversely affect profits.

While we do not bear the cost of fuel, or bunkers, under time and bareboat charters, including for our vessels employed on time charters through the Helios Pool, fuel is a significant expense in our shipping operations when vessels are off-hire or deployed under spot charters. Changes in the price of fuel may adversely affect our profitability. The price and supply of fuel is unpredictable and fluctuates based on events outside our control, including geopolitical developments, supply and demand for oil and gas, actions by the Organization of Petroleum Exporting Countries and other oil and gas producers, war and unrest in oil producing countries and regions, regional production patterns and environmental concerns. Further, fuel may become much more expensive in the future, including as a result of the imposition of sulfur oxide emissions limits in 2020 under new regulations adopted by the IMO, which may reduce profitability.

We are subject to regulation and liability, including environmental laws, which could require significant expenditures and adversely affect our financial conditions and results of operations.

Our business and the operation of our VLGCs are subject to complex laws and regulations and materially affected by government regulation, including environmental regulations in the form of international conventions and national, state and local laws and regulations in force in the jurisdictions in which the vessels operate, as well as in the country or countries in which the vessels operate, as well as in the country or countries of their registration.

These regulations include, but are not limited to OPA90 that establishes an extensive regulatory and liability regime for the protection and cleanup of the environment from oil spills and applies to any discharges of oil from a vessel, including discharges of fuel oil and lubricants, the CAA, the CWA, and requirements of the USCG and the EPA, and the MTSA, and regulations of the IMO, including MARPOL, the Bunker Convention, the IMO International Convention of Load Lines of 1966, as from time to time amended, and the SOLAS Convention. To comply with these and other regulations we may be required to incur additional costs to modify our vessels, meet new operating maintenance and inspection requirements, develop contingency plans for potential spills, and obtain insurance coverage. We are also required by various governmental and quasi-governmental agencies to obtain permits, licenses, certificates and financial assurances with respect to our operations. These permits, licenses, certificates and financial assurances may be issued or renewed with terms that could materially and adversely affect our operations. Because these laws and regulations are often revised, we cannot predict the ultimate cost of complying with them or the impact they may have on the resale prices or useful lives of our vessels. However, a failure to comply with applicable laws and regulations may result in administrative and civil penalties, criminal sanctions or the suspension or termination of our operations. Additional laws and regulations may be adopted which could limit our ability to do business or increase the cost of our doing business and which could materially adversely affect our operations. For example, a future serious incident, such as the April 2010 Deepwater Horizon oil spill in the Gulf of Mexico may result in new regulatory initiatives.

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

Regulations relating to ballast water discharge coming into effect starting in September 2019and thereafter may adversely affect our revenues and profitability. The IMO has imposed updated guideline of ballast water management systems specifying the maximum amount of viable organisms allowed to be discharged from a vessel’s ballast water. Depending on the date of the IOPP renewal survey, existing vessels must comply with the updated D-2 standard on or after September 8, 2019.  For most vessels, compliance with the D-2 standard will involve installing on-board systems to treat ballast water and eliminate unwanted organisms. Currently, sixteen of our VLGCs are in compliance with the updated guidelines. Ballast water management systems, or BWMS, are expected to be installed on the remaining six VLGCs between July 2019 and July 2023 for approximately $0.8 million per vessel.

In October 2016, the IMO set January 1, 2020 as the implementation date for vessels to comply with its low sulfur fuel oil requirement, which cuts sulfur levels from 3.5% to 0.5%. The interpretation of "fuel oil used on board" includes use in main engine, auxiliary engines and boilers. We may comply with this regulation by (i) using 0.5% sulfur fuels on board, which is likely to be available around the world by 2020 but likely at a higher cost; (ii) installing scrubbers for cleaning of the exhaust gas; or (iii) by retrofitting vessels to be powered by liquefied natural gas or LPG, which may be a viable option subject to compliant fuel pricing. Costs of compliance with these regulatory changes may be significant and may have a material adverse effect on our future performance, results of operations, cash flows and financial position.

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

Since January 1, 2010, none of our vessels has called on ports located in countries subject to countrywide U.S. sanctions and countries identified by the United States government as state sponsors of terrorism, such as Iran, Sudan, North Korea and Syria. The United States sanctions and embargo laws and regulations vary in their application, as they do not all apply to the same covered persons or proscribe the same activities, and such sanctions and embargo laws and regulations may be amended or strengthened over time. In 2010, the United States enacted the Comprehensive Iran Sanctions Accountability and Divestment Act, or CISADA, which expanded the scope of the Iran Sanctions Act of 1996. Among other things, CISADA expands the application of the prohibitions involving Iran to include ships or shipping services by non-United States companies, such as our company, and introduces limits on the ability of companies and persons to do business or trade with Iran when such activities relate to the investment, supply or export of refined petroleum or petroleum products. In addition, in October 2012, President Obama issued an executive order implementing the Iran Threat Reduction and Syria Human Rights Act of 2012, or the ITRA, which extends the application of all United States laws and regulations relating to Iran to non-United States companies controlled by United States companies or persons as if they were themselves United States companies or persons, expands categories of sanctionable activities, adds additional forms of potential sanctions and imposes certain related reporting obligations with respect to activities of the Commission registrants and their affiliates. The ITRA also includes a provision requiring the President of the United States to impose five or more sanctions from Section 6(a) of the Iran Sanctions Act, as amended, on a person the President determines is controlling beneficial owner of, or otherwise owns, operates or controls or insures a vessel that was used to transport crude oil from Iran to another country and (1) if the person is a controlling beneficial owner of the vessel, the person had actual knowledge the vessel was so used or (2) if the person otherwise owns, operates, controls, or insures the vessel, the person knew or should have known the vessel was so used. Such a person could be subject to a variety of sanctions, including exclusion from United States capital markets, exclusion from financial transactions subject to United States jurisdiction, and exclusion of that person's vessels from United States ports for up to two years. Finally, in January 2013, the United States enacted the Iran Freedom and Counter Proliferation Act of 2012 (the "IFCPA") which expanded the scope of United States sanctions on any person that is part of Iran's energy, shipping or shipbuilding sector and operators of ports in Iran, and imposes penalties on any person who facilitates or otherwise knowingly provides significant financial, material or other support to these entities.

The United States, United Kingdom, Germany, France, Russia, China, the European Union, and Iran entered into an agreement with Iran titled the Joint Comprehensive Plan of Action Regarding the Islamic Republic of Iran’s Nuclear Program, or the JCPOA, which was intended to significantly restrict Iran’s ability to develop and produce nuclear weapons by easing certain sanctions directed toward non-United States persons for conduct involving Iran. Pursuant to the JCPOA, which was implemented on January 16, 2016, the United States, the EU and the UN suspended or lifted a significant number of their nuclear-related sanctions on Iran following an announcement by the International Atomic Energy Agency that Iran had satisfied its obligations under the JCPOA. On May 8, 2018, President Trump announced that the United States will withdraw from the JCPOA, resulting in the re-institution of sanctions against Iran that were lifted or waived under the JCPOA since 2016 and suspended under the JPOA since 2013. President Trump directed the U.S. Department of Treasury to re-impose shipping and petroleum-related sanctions after a 180-day wind-down period ends on November 4, 2018. Certain other sanctions are to be re-imposed after a 90-day wind-down period ends on August 6, 2018.

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

Although we believe that we are in compliance with all applicable sanctions and embargo laws and regulations and intend to maintain such compliance, there can be no assurance that we will be in compliance in the future, particularly as the scope of certain laws may vary or may be subject to changing interpretations and we may be unable to prevent our charterers from violating contractual and legal restrictions on their operations of the vessels. Any such violation could result in fines or other penalties for us and could result in some investors deciding, or being required, to divest their interest, or not to invest, in the Company. Additionally, some investors may decide to divest their interest, or not to invest, in the Company simply because we do business with companies that do business in sanctioned countries. Moreover, our charterers may violate applicable sanctions and embargo laws and regulations as a result of actions that do not involve us or our vessels, and those violations could in turn negatively affect our reputation. Investor perception of the value of our common shares may also be adversely affected by the consequences of war, the effects of terrorism, civil unrest and governmental actions in these and surrounding countries. The Trump Administration must periodically renew sanctions waivers and its refusal to do so could result in the reinstatement of certain sanctions currently suspended under the JCPOA.

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

We are an international company and primarily conduct our operations outside the United States. Changing economic, political and governmental conditions in the countries where we are engaged in business or where our vessels are registered affect us. In the past, political conflicts resulted in attacks on vessels, mining of waterways and other efforts to disrupt shipping. As a result of the military response of the United States and other nations to threats of terrorism as well as the ongoing conflicts in Syria and Afghanistan, the likelihood of future acts of terrorism may increase, and our vessels may face higher risks of being attacked. In addition, future hostilities or other political instability in regions where our vessels trade could affect our trade patterns and adversely affect our operations and performance. Hostilities in or closure of major waterways in the Middle East or Black Sea region could adversely affect the availability of and demand for crude oil and petroleum products, as well as LPG, and negatively affect our investment and our customers' investment decisions over an extended period of time. In addition, sanctions against oil exporting countries such as Iran, Russia, Sudan and Syria may also impact the availability of crude oil, petroleum products and LPG and which would increase the availability of applicable vessels thereby impacting negatively charter rates.

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

Further, data protection laws apply to us in certain countries in which we do business. Specifically, the EU General Data Protection Regulation, or GDPR, which is applicable beginning May 2018, increases penalties up to a maximum of 4% of global annual turnover for breach of the regulation. The GDPR requires mandatory breach notification, the standard for which is also followed outside the EU (particularly in Asia). Non-compliance with data protection laws could expose us to regulatory investigations, which could result in fines and penalties. In addition to imposing fines, regulators may also issue orders to stop processing personal data, which could disrupt operations. We could also be subject to litigation from persons or corporations allegedly affected by data protection violations. Violation of data protection laws is a criminal offence in some countries, and individuals can be imprisoned or fined. Any violation of these laws or harm to our reputation could have a material adverse effect on our earnings, cash flows and financial condition.

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

We have not paid any dividends since our inception in July 2013. In general, under the terms of our credit facility, we are not permitted to pay dividends if there is a default or a breach of a loan covenant. Further, under the 2015 Debt Facility Amendment, we are temporarily restricted from paying dividends and repurchasing shares of our common stock until the earlier of (i) when we complete a common stock offering with net proceeds of at least $50.0 million and (ii) May 31, 2019.

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

We may issue additional shares in the future, which could cause the market price of our common stock to decline.

We may issue additional shares of our common stock in the future in connection with, among other things, future vessel acquisitions or repayment of outstanding indebtedness, without shareholder approval, in a number of circumstances. Our issuance of additional shares would have the following effects: our existing shareholders' proportionate ownership interest in us will decrease; the amount of cash available for dividends payable per share may decrease; the relative voting strength of each previously outstanding share may be diminished; and the market price of our shares may decline.

A future sale of shares by major shareholders may reduce the share price.

As of the date of this report and based on information contained in documents publicly filed by our Principal Shareholders, our Principal Shareholders own an aggregate of 19.4 million common shares, or approximately 35% of our outstanding common shares, and two other major shareholders own, in aggregate, approximately 25% of our outstanding common shares. Sales or the possibility of sales of substantial amounts of our common shares by any of our Principal Shareholders or other major shareholders could adversely affect the market price of our common shares.

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

We are an "emerging growth company," as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies." We cannot determine if investors will find our common stock less attractive because we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

VLGCs are our principal physical properties and are more fully described in "Our Fleet" in "Item 1. Business." We do not own any real estate. We lease office space at 27 Signal Road, Stamford, Connecticut, 06902, USA; River House, 143-145 Farringdon Road, London, EC1R 3AB, UK; and 24 Poseidonos Avenue, 17674, Kallithea, Greece.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common shares have traded on the New York Stock Exchange, or NYSE, since May 9, 2014, under the symbol "LPG." As of June 26, 2018, we had 166 registered holders of our common shares, including Cede & Co., the nominee for the Depository Trust Company. This number excludes shareholders whose stock is held in nominee or street name by brokers.

The following tables set forth the high and low prices for our common shares as reported on the NYSE for the calendar periods listed below.

	NYSE
	High	Low
For the Quarter Ended	(US$)	(US$)
June 30, 2016	10.83	6.90
September 30, 2016	7.74	5.07
December 31, 2016	9.85	5.63
March 31, 2017	12.50	8.35
June 30, 2017	10.85	7.01
September 30, 2017	8.73	6.20
December 31, 2017	8.72	6.78
March 31, 2018	8.50	7.15

Stock Repurchase Program

See Note 10 to our consolidated financial statements included herein for a discussion of our stock repurchase program that expired on December 31, 2016.

Equity Compensation Plans

Information about the securities authorized for issuance under our equity compensation plan is incorporated by reference from our Proxy Statement for the 2018 Annual Meeting of Shareholders, which will be filed with the Commission within 120 days of March 31, 2018.

Dividends

We have not paid any dividends since our inception in July 2013. In general, under the terms of our credit facility, we are not permitted to pay dividends if there is a default or a breach of a loan covenant. Further, under the 2015 Debt Facility Amendment, we are temporarily restricted from paying dividends and repurchasing shares of our common stock until the earlier of (i) when we complete a common stock offering with net proceeds of at least $50.0 million and (ii) May 31, 2019.

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

Issuer Purchases of Equity Securities

The table below sets forth information regarding our purchases of our common stock during the quarterly period ended March 31, 2018:

			Total
			Number of
			Shares
			Purchased as
			Part of	Maximum Dollar
	Total		Publicly	Value of Shares
	Number	Average	Announced	that May Yet Be
	of Shares	Price Paid	Plans or	Purchased Under the
Period	Purchased	Per Share	Programs	Plan or Programs
January 1 to 31, 2018	5,539	$7.70	—	$—
February 1 to 28, 2018	—	—	—	—
March 1 to 31, 2018	26,407	7.47	—	—
Total	31,946	$7.51	—	$—

Purchases of our common stock during the quarterly period ended March 31, 2018 represent our shares of common stock withheld in satisfaction of tax withholding obligations upon vesting of employee restricted equity awards.

Stock Performance Graph

The performance graph below shows the cumulative total return to shareholders of our common stock relative to the cumulative total returns of the Russell 2000 Index and the Dorian Peer Group Index (defined below). The graph tracks the performance of a $100 investment in our common stock and in each of the indices (with the reinvestment of dividends) from May 7, 2014 (the date our common stock was listed on the New York Stock Exchange) to March 31, 2018. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

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

	5/7/14	9/30/14	3/31/15	9/30/15	3/31/16	9/30/16	3/31/17	9/30/17	3/31/18
Dorian LPG Ltd. ("LPG")	100.00	93.79	68.58	54.26	49.47	31.58	55.42	35.89	54.84
Russell 2000 Index ("RTY Index")	100.00	99.95	114.41	101.20	103.24	116.84	130.27	141.05	129.94
Peer Index	100.00	106.57	73.33	59.45	62.47	28.34	53.12	43.28	53.13
NOK to USD exchange conversion rate	5.9098	6.4261	8.0608	8.5155	8.2685	7.9846	8.5985	7.9626	7.8413

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

ITEM 6.  SELECTED FINANCIAL DATA.

The following table presents selected historical financial and other data of Dorian LPG Ltd. and its subsidiaries and the Predecessor Businesses of Dorian LPG Ltd. for the periods indicated. The selected historical financial data of Dorian LPG Ltd. as of March 31, 2018 and 2017, and for the years ended March 31, 2018, 2017, and 2016 has been derived from our audited consolidated financial statements and notes thereto, all included in “Item 8. Financial Statements and Supplementary Data” of this annual report. The selected historical financial data of Dorian LPG Ltd. and its subsidiaries as of March 31, 2016, 2015 and 2014, for the years ended March 31, 2016 and 2015, and for the period July 1, 2013 (inception) to March 31, 2014, and the selected historical financial data of the Predecessor for the period April 1, 2013 to July 28, 2013, have been derived from our audited consolidated financial statements and notes thereto and the Predecessor Businesses' audited combined financial statements not appearing in this Form 10-K. The following table should be read together with and are qualified in its entirety by reference to such financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP, and with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Dorian LPG Ltd.					Predecessor Businesses of Dorian LPG Ltd.
					Period July 1, 2013	Period April 1,
	Year ended	Year ended	Year ended	Year ended	(inception) to	2013 to
(in U.S. dollars, except fleet data)	March 31, 2018	March 31, 2017	March 31, 2016	March 31, 2015	March 31, 2014	July 28, 2013
Statement of Operations Data
Revenues	$159,334,760	$167,447,171	$289,207,829	$104,129,149	$29,633,700	$15,383,116
Expenses
Voyage expenses	2,213,773	2,965,978	12,064,682	22,081,856	6,670,971	3,623,872
Voyage expenses—related party	—	—	—	—	—	198,360
Vessel operating expenses	64,312,644	66,108,062	47,119,990	21,256,165	8,394,959	4,638,725
Management fees—related party	—	—	—	1,125,000	3,122,356	601,202
Impairment	—	—	—	1,431,818	—	—
Depreciation and amortization	65,329,951	65,057,487	42,591,942	14,093,744	6,620,372	3,955,309
General and administrative expenses	26,186,332	21,732,864	29,836,029	14,145,086	433,674	28,204
Loss on disposal of assets	—	—	1,125,395	—	—	—
Total expenses	158,042,700	155,864,391	132,738,038	74,133,669	25,242,332	13,045,672
Other income—related parties	2,549,325	2,410,542	1,945,396	93,929	—	—
Operating income	3,841,385	13,993,322	158,415,187	30,089,409	4,391,368	2,337,444
Other income/(expenses)
Interest and finance costs	(35,658,045)	(28,971,942)	(12,757,013)	(289,090)	(1,579,206)	(762,815)
Interest income	440,059	137,556	148,360	418,597	428,201	98
Unrealized gain/(loss) on derivatives	8,421,531	27,491,333	(8,917,503)	1,331,954	2,623,456	4,684,007
Realized loss on derivatives	(1,328,886)	(13,797,478)	(6,858,126)	(5,291,157)	(3,727,457)	(1,853,802)
Gain on early extinguishment of debt	4,117,364	—	—	—	—	—
Foreign currency loss, net	(234,094)	(294,606)	(342,523)	(998,931)	697,481	(5)
Total other income/(expenses), net	(24,242,071)	(15,435,137)	(28,726,805)	(4,828,627)	(1,557,525)	2,067,483
Net income/(loss)	$(20,400,686)	$(1,441,815)	$129,688,382	$25,260,782	$2,833,843	$4,404,927
Earnings/(loss) per common share—basic	$(0.38)	$(0.03)	$2.29	$0.45	$0.09	$—
Earnings/(loss) per common share—diluted	$(0.38)	$(0.03)	$2.29	$0.45	$0.09	$—
Other Financial Data
Adjusted EBITDA(1)	$74,515,790	$83,279,670	$204,865,215	$47,346,202	$12,137,422	$6,292,846
Fleet Data
Calendar days(2)	8,030	8,030	5,491	1,986	984	476
Available days(3)	8,028	7,976	5,406	1,925	964	476
Operating days(4)(7)	7,153	7,464	5,031	1,652	941	449
Fleet utilization(5)(7)	89.1%	93.6%	93.1%	85.8%	97.7%	94.3%
Average Daily Results
Time charter equivalent rate(6)(7)	$21,966	$22,037	$55,087	$49,665	$24,402	$25,748
Daily vessel operating expenses(8)	$8,009	$8,233	$8,581	$10,703	$8,531	$9,745

	Dorian LPG Ltd.
	As of	As of	As of	As of	As of
(in U.S. dollars)	March 31, 2018	March 31, 2017	March 31, 2016	March 31, 2015	March 31, 2014
Balance Sheet Data
Cash and cash equivalents	$103,505,676	$17,018,552	$46,411,962	$204,821,183	$279,131,795
Restricted cash, non – current	25,862,704	50,874,146	50,812,789	33,210,000	4,500,000
Total assets	1,736,110,156	1,746,234,880	1,842,178,176	1,099,101,270	840,245,766
Current portion of long-term debt	65,067,569	65,978,785	66,265,643	15,677,553	9,612,000
Long-term debt—net of current portion and deferred financing fees(9)	694,035,583	683,985,463	746,354,613	171,369,658	118,396,460
Total liabilities	776,696,794	770,233,162	856,578,939	225,887,011	148,046,334
Total shareholders’ equity	$959,413,362	$976,001,718	$985,599,237	$873,214,259	$692,199,432

(1)

Adjusted EBITDA is an unaudited non-GAAP financial measure and represents net income/(loss) before interest and finance costs, unrealized (gain)/loss on derivatives, realized (gain)/loss on derivatives, gain on early extinguishment of debt, stock-based compensation expense, impairment, and depreciation and amortization and is used as a supplemental financial measure by management to assess our financial and operating performance. We believe that adjusted EBITDA assists our management and investors by increasing the comparability of our performance from period to period. This increased comparability is achieved by excluding the potentially disparate effects between periods of derivatives, interest and finance costs, gain on early extinguishment of debt, stock-based compensation expense, impairment, and depreciation and amortization expense, which items are affected by various and possibly changing financing methods, capital structure and historical cost basis and which items may significantly affect net income/(loss) between periods. We believe that including adjusted EBITDA as a financial and operating measure benefits investors in selecting between investing in us and other investment alternatives.

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

The following table sets forth a reconciliation of net income/(loss) to Adjusted EBITDA (unaudited) for the periods presented:

	Dorian LPG Ltd.					Predecessor Businesses of Dorian LPG Ltd.
					Period July 1, 2013	Period April 1,
	Year ended	Year ended	Year ended	Year ended	(inception) to	2013 to
	March 31, 2018	March 31, 2017	March 31, 2016	March 31, 2015	March 31, 2014	July 28, 2013
(in U.S. dollars)
Net income/(loss)	$(20,400,686)	$(1,441,815)	$129,688,382	$25,260,782	$2,833,843	$4,404,927
Interest and finance costs	35,658,045	28,971,942	12,757,013	289,090	1,579,206	762,815
Unrealized (gain)/loss on derivatives	(8,421,531)	(27,491,333)	8,917,503	(1,331,954)	(2,623,456)	(4,684,007)
Realized loss on derivatives	1,328,886	13,797,478	6,858,126	5,291,157	3,727,457	1,853,802
Gain on early extinguishment of debt	(4,117,364)	—	—	—	—	—
Stock-based compensation expense	5,138,489	4,385,911	4,052,249	2,311,565	—	—
Impairment	—	—	—	1,431,818	—	—
Depreciation and amortization	65,329,951	65,057,487	42,591,942	14,093,744	6,620,372	3,955,309
Adjusted EBITDA	$74,515,790	$83,279,670	$204,865,215	$47,346,202	$12,137,422	$6,292,846

(2)

We define calendar days as the total number of days in a period during which each vessel in our fleet was commercially managed. Calendar days are an indicator of the size of the fleet over a period and affect both the amount of revenues and the amount of expenses that are recorded during that period.

(3)

We define available days as calendar days less aggregate off hire days associated with scheduled maintenance, which include major repairs, drydockings, vessel upgrades or special or intermediate surveys. We use available days to measure the aggregate number of days in a period that our vessels should be capable of generating revenues.

(4)

We define operating days as available days less the aggregate number of days that the commercially-managed vessels in our fleet are off‑hire for any reason other than scheduled maintenance. We use operating days to measure the number of days in a period that our operating vessels are on hire (refer to 7 below).

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

The following table sets forth a reconciliation of revenues to TCE rate (unaudited) for the periods presented:

	Dorian LPG Ltd.					Predecessor Businesses of Dorian LPG Ltd.
					Period July 1, 2013	Period April 1,
	Year ended	Year ended	Year ended	Year ended	(inception) to	2013 to
(in U.S. dollars, except operating days)	March 31, 2018	March 31, 2017	March 31, 2016	March 31, 2015	March 31, 2014	July 28, 2013
Numerator:
Revenues	$159,334,760	$167,447,171	$289,207,829	$104,129,149	$29,633,700	$15,383,116
Voyage expenses	(2,213,773)	(2,965,978)	(12,064,682)	(22,081,856)	(6,670,971)	(3,623,872)
Voyage expenses—related party	—	—	—	—	—	(198,360)
Time charter equivalent	$157,120,987	$164,481,193	$277,143,147	$82,047,293	$22,962,729	$11,560,884

Pool adjustment*	(1,857,575)	—	—	—	—	—
Time charter equivalent excluding pool adjustment*	$155,263,412	$164,481,193	$277,143,147	$82,047,293	$22,962,729	$11,560,884

Denominator:
Operating days	7,153	7,464	5,031	1,652	941	449
TCE rate:
Time charter equivalent rate	$21,966	$22,037	$55,087	$49,665	$24,402	$25,748
TCE rate excluding pool adjustment*	$21,706	$22,037	$55,087	$49,665	$24,402	$25,748

* TCE rate adjusted for the effect of a reallocation of pool profits in accordance with the pool participation agreements due to favorable speed and consumption performance for our vessels operating in the Helios Pool.

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

	Dorian LPG Ltd.					Predecessor Businesses of Dorian LPG Ltd.
					Period July 1, 2013	Period April 1,
	Year ended	Year ended	Year ended	Year ended	(inception) to	2013 to
	March 31, 2018	March 31, 2017	March 31, 2016	March 31, 2015	March 31, 2014	July 28, 2013
Our Methodology:
Operating Days	7,153	7,464	5,031	1,652	941	449
Fleet Utilization	89.1%	93.6%	93.1%	85.8%	97.7%	94.3%
Time charter equivalent	$21,966	$22,037	$55,087	$49,665	$24,402	$25,748

Alternate Methodology:
Operating Days	8,028	7,975	5,291	1,652	941	449
Fleet Utilization	100.0%	100.0%	97.9%	85.8%	97.7%	94.3%
Time charter equivalent	$19,572	$20,625	$52,380	$49,665	$24,402	$25,748

We believe that Our Methodology using the underlying vessel employment provides more meaningful insight into market conditions and the performance of our vessels.

(8)	Daily vessel operating expenses are calculated by dividing vessel operating expenses by calendar days for the relevant time period.

(9)	Long-term debt is net of deferred financing fees of $16.1 million, $20.1 million, $23.7 million, $13.3 million, and $0.7 million as of March 31, 2018, 2017, 2016, 2015, and 2014, respectively.

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

Overview

We are a Marshall Islands corporation, headquartered in the United States, focused on owning and operating VLGCs. Our fleet currently consists of twenty-two VLGCs, including nineteen new fuel-efficient 84,000 cbm ECO VLGCs and three 82,000 cbm VLGCs.

Our nineteen ECO VLGCs, which incorporate fuel efficiency and emission-reducing technologies and certain custom features, were acquired by us for an aggregate purchase price of $1.4 billion and delivered to us between July 2014 and February 2016, seventeen of which were delivered during calendar year 2015 or later.

On April 1, 2015, Dorian and Phoenix began operations of the Helios Pool, which entered into pool participation agreements for the purpose of establishing and operating, as charterer, under a variable rate time charter to be entered into with owners or disponent owners of VLGCs, a commercial pool of VLGCs whereby revenues and expenses are shared. The vessels entered into the Helios Pool may operate either in the spot market, pursuant to COAs or on time charters of two years' duration or less.  As of June 26, 2018, eighteen of our twenty-two VLGCs were deployed in the Helios Pool.

Our customers, either directly or through the Helios Pool, include or have included global energy companies such as Exxon Mobil Corp., China International United Petroleum & Chemicals Co., Ltd., Royal Dutch Shell plc, Statoil ASA, and Oriental Energy Company Ltd., commodity traders such as Itochu Corporation and the Vitol Group and importers such as E1 Corp., SK Gas Co. Ltd. and Indian Oil Corporation.  For the year ended March 31, 2018, the Helios Pool and two other individual charterers accounted for 67%, 13%, and 11% of our total revenues, respectively, and within the Helios Pool, one charterer represented 28% of net pool revenues—related party. For the year ended March 31, 2017, the Helios Pool and two other individual charterers represented 69%, 13% and 10% total revenues, respectively, and within the Helios Pool, two charterers represented 26% and 13%, respectively, of net pool revenues—related party. For the year ended March 31, 2016, the Helios Pool and one other individual charterer accounted for 70% and 12% of our total revenues, respectively, and within the Helios Pool, two charterers represented 19% and 14%, respectively of net pool revenues—related party. See “Item 1A. Risk Factors—We operate exclusively in the LPG shipping industry. Due to our lack of diversification and the lack of diversification of the Helios Pool, adverse developments in the LPG shipping industry may adversely affect our business, financial condition and operating results” and “Item 1A. Risk Factors—We expect to be dependent on a limited number of customers for a material part of our revenues, and failure of such customers to meet their obligations could cause us to suffer losses or negatively impact our results of operations and cash flows.”

We intend to pursue a balanced chartering strategy by employing our vessels on a mix of multi-year time charters, some of which may include a profit-sharing component, shorter-term time charters, spot market voyages and COAs. Three of our vessels are currently on fixed time charters outside of the Helios Pool. See “Item 1. Business—Our Fleet” above for more information.

On August 5, 2015, we publicly announced that our Board of Directors authorized the repurchase of up to $100.0 million of our common stock, which authorization expired on December 31, 2016. We repurchased a total of 3,342,035 shares of our common stock for approximately $33.7 million under this program through its expiration.

Recent Developments

CJNP Japanese Financing

On June 11, 2018, we refinanced our 2007-built VLGC, the Captain John NP, which was financed by the 2017 Bridge Loan, pursuant to a memorandum of agreement and a bareboat charter agreement, or the CJNP Japanese Financing. Refer to Notes 9 and 23 to our consolidated financial statements included herein for further details.

CMNL Japanese Financing

On June 25, 2018, we refinanced our 2006-built VLGC, the Captain Markos NL, which was financed by the 2017 Bridge Loan, pursuant to a memorandum of agreement and a bareboat charter agreement, or the CMNL Japanese Financing. Refer to Notes 9 and 23 to our consolidated financial statements included herein for further details.

CNML Japanese Financing

On June 26, 2018, we refinanced our 2008-built VLGC, the Captain Nicholas ML, which was financed by the 2017 Bridge Loan, pursuant to a memorandum of agreement and a bareboat charter agreement, or the CNML Japanese Financing. Refer to Notes 9 and 23 to our consolidated financial statements included herein for further details.

Prepayment of the 2017 Bridge Loan

On June 4, 2018, we prepaid $22.3 million of the then outstanding principal of the $97.0 million bridge loan agreement with DNB Capital LLC, or the 2017 Bridge Loan, using cash on hand prior to the closing of the CJNP Japanese Financing. On June 20, 2018, we prepaid the remaining $44.6 million of the then outstanding principal under the 2017 Bridge Loan (related to the Captain Nicholas ML and the Captain Markos NL) using cash on hand prior to the closing of the CMNL Japanese Financing and the CNML Japanese Financing.

Restricted Stock Awards

On June 15, 2018, we granted an aggregate of 200,000 shares of restricted stock to certain of our officers and employees. Refer to Note 23 to our consolidated financial statements included herein for further details.

Vessel Deployment—Spot Voyages, Time Charters, COAs, and Pooling Arrangements

We seek to employ our vessels in a manner that maximizes fleet utilization and earnings upside through our chartering strategy in line with our goal of maximizing shareholder value and returning capital to shareholders when appropriate, taking into account fluctuations in freight rates in the market and our own views on the direction of those rates in the future. As of June 26, 2018, eighteen of our twenty-two VLGCs were employed in the Helios Pool, which includes time charters with a term of less than two years.

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

On April 1, 2015, Dorian and Phoenix began operation of the Helios Pool, which is a pool of VLGC vessels. We believe that the operation of certain of our VLGCs in this pool allows us to achieve better market coverage and utilization. Vessels entered into the Helios Pool are commercially managed jointly by Dorian LPG (UK) Ltd., our wholly-owned subsidiary, and Phoenix. The members of the Helios Pool share in the net pool revenues generated by the entire group of vessels in the pool, weighted according to certain technical vessel characteristics, and net pool revenues (see Note 2 to our consolidated financial statements included herein) are distributed as variable rate time charter hire to each participant. The vessels entered into the Helios Pool may operate either in the spot market, COAs, or on time charters of two years' duration or less. As of June 26, 2018, the Helios Pool operated twenty-six VLGCs, including eighteen of our vessels, five Phoenix vessels, and three other vessels.

For further description of our business, please see “Item 1. Business” above.

Important Financial and Operational Terms and Concepts

We use a variety of financial and operational terms and concepts in the evaluation of our business and operations including the following:

Vessel Revenues. Our revenues are driven primarily by the number of vessels in our fleet, the number of days during which our vessels operate and the amount of daily rates that our vessels earn under our charters, which, in turn, are affected by a number of factors, including levels of demand and supply in the LPG shipping industry; the age, condition and specifications of our vessels; the duration of our charters; the timing of when the profit-sharing arrangements are earned; the amount of time that we spend positioning our vessels; the availability of our vessels, which is related to the amount of time that our vessels spend in drydock undergoing repairs and the amount of time required to perform necessary maintenance or upgrade work; and other factors affecting rates for LPG vessels.

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

•

number of days the vessel participated in the Helios Pool in the period. We recognize pool revenue on a monthly basis, when the vessel has participated in the Helios Pool during the period and the amount of pool revenue for the month can be estimated reliably. We receive estimated vessel earnings based on the known number of days the vessel has participated in the Helios Pool, the contract terms, and the estimated monthly pool revenue. We receive a report from the Helios Pool that identifies the number of days the vessel participated in the Helios Pool, the total pool points for the period, the total net pool revenues—related party for the period, and the calculated share of pool revenue for the vessel. We review the report for consistency with each vessel’s pool agreement and vessel management records.

For the years ended March 31, 2018, 2017, and 2016, approximately 67.1%, 69.1% and 70.2% of our revenue, respectively, was generated through the Helios Pool as net pool revenues—related party.

Voyage Charters.  A voyage charter, or spot charter, is a contract for transportation of a specified cargo between two or more designated ports. This type of charter is priced on a current or "spot" market rate, typically on a price per ton of product carried. Under voyage charters, we are responsible for all of the voyage expenses in addition to providing the crewing and other vessel operating services. Revenues for voyage charters are more volatile as they are typically tied to prevailing market rates at the time of the voyage. Our gross revenue under voyage charters are generally higher than under comparable time charters so as to compensate us for bearing all voyage expenses. As a result, our revenue and voyage expenses may vary significantly depending on our mix of time charters and voyage charters. For the years ended March 31, 2018, 2017, and 2016, approximately 1.3%, 0.8% and 16.0%, respectively, of our revenue was generated pursuant to voyage charters from our VLGCs not in the Helios Pool.

Time Charters.  A time charter is a contract under which a vessel is chartered for a defined period of time at a fixed daily or monthly rate. Under time charters, we are responsible for providing crewing and other vessel operating services, the cost of which is intended to be covered by the fixed rate, while the customer is responsible for substantially all of the voyage expenses, including bunker fuel consumption, port expenses and canal tolls. LPG is typically transported under a time charter arrangement, with terms ranging up to seven years. In addition, we may also have profit-sharing arrangements with some of our customers that provide for additional payments above a floor monthly rate (usually up to an agreed ceiling) based on the actual, average daily rate quoted by the Baltic Exchange for VLGCs on the benchmark Ras Tanura‑Chiba route over an agreed time period converted to a TCE monthly rate. For the years ended March 31, 2018, 2017, and 2016, approximately 31.5%, 29.5% and 13.4%, respectively, of our revenue was generated pursuant to time charters from our VLGCs not in the Helios Pool.

Other Revenues, net.  Other revenues, net represent income from charterers, including the Helios Pool, relating to reimbursement of expenses such as costs for security guards and war risk insurance for voyages operating in high risk areas. For the years ended March 31, 2018, 2017, and 2016, approximately 0.1%, 0.6% and 0.4%, respectively, of our revenue was generated pursuant to other revenues, net.

Calendar Days.  We define calendar days as the total number of days in a period during which each vessel in our fleet was commercially managed. Calendar days are an indicator of the size of the fleet over a period and affect both the amount of revenues and the amount of expenses that are recorded during that period.

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

Drydocking.  We must periodically drydock each of our vessels for any major repairs and maintenance and for inspection of the underwater parts of the vessel that cannot be performed while the vessels are operating and for any modifications to comply with industry certification or governmental requirements. We are required to drydock a vessel once every five years until it reaches fifteen years of age and thereafter every 2.5 years. We capitalize costs directly associated with the drydockings that extend the life of the vessel and amortize these costs on a straight‑line basis over the period through the date the next survey is scheduled to become due under the "Deferral" method permitted under U.S. GAAP. Costs incurred during the drydocking period which relate to routine repairs and maintenance are expensed as incurred. The number of drydockings undertaken in a given period and the nature of the work performed determine the level of drydocking expenditures.

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

Voyage Expenses.  Voyage expenses are all expenses unique to a particular voyage, including bunker fuel consumption, port expenses, canal fees, charter hire commissions, war risk insurance and security costs. Voyage expenses are typically paid by us under voyage charters and by the charterer under time charters, including our VLGCs chartered to the Helios Pool. Accordingly, we generally only incur voyage expenses for our own account when performing voyage charters or during repositioning voyages between time charters for which no cargo is available or travelling to or from drydocking. We generally bear all voyage expenses under voyage charters and, as such, voyage expenses are generally greater under voyage charters than time charters. As a result, our voyage expenses may vary significantly depending on our mix of time charters and voyage charters.

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

Management Fees—Related Party.  Management fees to related parties ceased on June 30, 2014. They were paid pursuant to management agreements entered into by each vessel owning subsidiary with Dorian (Hellas) S.A., or DHSA. DHSA provided the financial, strategic, technical, crew and commercial management as well as insurance and accounting services to the vessel owning subsidiaries. Certain of these services were provided through Eagle Ocean Transport Inc., or Eagle Ocean, and Highbury Shipping Services Limited, or Highbury. Mr. John C. Hadjipateras, our Chairman, President and Chief Executive Officer, owns 100% of Eagle Ocean, and our Vice President of Chartering, Insurance and Legal, Nigel Grey‑Turner, owns 100% of Highbury.

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

In addition, pursuant to the Transition Agreements, each of DHSA, Eagle Ocean, and Highbury transferred a certain number of employees and selected assets to our wholly‑owned subsidiaries. Subsequent to the Transition Agreements, Eagle Ocean continues to incur travel-related costs for certain transitioned employees as well as office-related costs. We reimbursed Eagle Ocean $0.1 million, $0.4 million, and $0.8 million at cost for the years ended March 31, 2018, 2017, and 2016, respectively.

Depreciation and Amortization.  We depreciate our vessels on a straight‑line basis using an estimated useful life of 25 years from initial delivery from the shipyard and after considering estimated salvage values.

We amortize the cost of deferred drydocking expenditures on a straight‑line basis over the period through the date the next drydocking/special survey is scheduled to become due.

General and Administrative Expenses.  General and administrative expenses principally consist of the costs incurred in the corporate administration of the vessel and non‑vessel owning subsidiaries. We have granted restricted stock awards to certain of our officers, directors, employees and non-employee consultants that vest over various periods (see Note 11 to our consolidated financial statements included herein). Granting of restricted stock results in an increase in expenses. Compensation expense for employees is measured at the grant date based on the estimated fair value of the awards and is recognized over the vesting period and for nonemployees is re-measured at the end of each reporting period based on the estimated fair value of the awards on that date and is recognized over the vesting period.

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

As of March 31, 2018, independent appraisals of our VLGC fleet had indicators of impairment in accordance with ASC 360 Property, Plant, and Equipment. We determined estimated net operating cash flows for these VLGCs by applying various assumptions regarding future time charter equivalent revenues net of commissions, operating expenses, scheduled drydockings, expected offhire and scrap values. These assumptions were based on historical data as well as future expectations. We estimated spot market rates by obtaining the trailing 10-year historical average spot market rates, as published by maritime industry researchers. Estimated outflows for operating expenses and drydocking expenses were based on historical and budgeted costs and were adjusted for assumed inflation. Utilization was based on our historical levels achieved in the spot market and estimates of a residual value consistent with scrap rates used in management's evaluation of scrap value. Such estimates and assumptions regarding expected net operating cash flows require considerable judgment and were based upon historical experience, financial forecasts and industry trends and conditions. Therefore, based on this analysis, we concluded that no impairment charge was necessary because we believe the vessel carrying values are recoverable. No impairment charges were recognized for the year ended March 31, 2018.

In addition, we performed a sensitivity analysis as of March 31, 2018 to determine the effect on recoverability of changes in TCE rates. The sensitivity analysis suggests that we would not incur an impairment charge on any of our twenty-two VLGCs if daily TCE rates based on the 10-year historical average spot market rates were reduced by 30%. An impairment charge of approximately $131.7 million on our twenty-two VLGCs would be triggered by a reduction of 40% in the 10-year historical average spot market rates. The amount, if any, and timing of any impairment charges we may recognize in the future will depend upon the then current and expected future charter rates and vessel values, which may differ materially from those used in our estimates as of March 31, 2018.

As of March 31, 2017, independent appraisals of our VLGC fleet had indicators of impairment in accordance with ASC 360 Property, Plant, and Equipment. Based on the methodology described above on assessing our long-lived assets for impairment, we concluded that no impairment charges were required for the year ended March 31, 2017.

In addition, we performed a sensitivity analysis as of March 31, 2017 to determine the effect on recoverability of changes in TCE rates. The sensitivity analysis suggests that we would not incur an impairment charge on any of our twenty-two VLGCs if daily TCE rates based on the 10-year historical average spot market rates were reduced by 30%. An impairment charge of approximately $245.7 million on nineteen of our twenty-two VLGCs would be triggered by a reduction of 40% in the 10-year historical average spot market rates.

For the year ended March 31, 2016, independent appraisals of four of our VLGCs had indicators of impairment in accordance with ASC 360 Property, Plant, and Equipment. Based on the methodology described above on assessing our long-lived assets for impairment, we concluded that no impairment charges were required for the year ended March 31, 2016.

In addition, we performed a sensitivity analysis as of March 31, 2016 to determine the effect on recoverability of changes in daily TCE rates. The sensitivity analysis suggests that we would not incur an impairment charge on any of those four VLGCs if daily TCE rates based on the 10-year historical average spot market rates were reduced by 30%. An impairment charge of approximately $4.9 million on those four VLGCs would be triggered by a reduction of 40% in the 10-year historical average spot market rates.

The table set forth below indicates the carrying value of each commercially-managed vessel in our fleet as of March 31, 2018 and 2017 at which times none of the vessels listed in the table below were being held for sale:

			Date of
	Capacity	Year	Acquisition/	Purchase Price/	Carrying value at	Carrying value at
Vessels	(Cbm)	Built	Delivery	Original Cost	March 31, 2018(1)	March 31, 2017(2)
Captain Nicholas ML(3)	82,000	2008	7/29/2013	$68,156,079	$54,421,743	$57,197,794
Captain John NP(3)	82,000	2007	7/29/2013	64,955,636	51,617,234	54,887,622
Captain Markos NL(3)	82,000	2006	7/29/2013	61,421,882	48,641,643	51,778,685
Comet(3)	84,000	2014	7/25/2014	75,276,432	65,330,898	68,029,872
Corsair(3)	84,000	2014	9/26/2014	80,906,292	70,636,171	73,560,192
Corvette(3)	84,000	2015	1/2/2015	84,262,500	74,342,267	77,400,447
Cougar(3)	84,000	2015	6/15/2015	80,427,640	72,259,846	75,168,321
Concorde(3)	84,000	2015	6/24/2015	81,168,031	73,000,787	75,933,150
Cobra(3)	84,000	2015	6/26/2015	80,467,667	72,418,718	75,330,393
Continental(3)	84,000	2015	7/23/2015	80,487,197	72,651,500	75,563,954
Constitution(3)	84,000	2015	8/20/2015	80,517,226	72,923,580	75,838,206
Commodore(3)	84,000	2015	8/28/2015	80,468,889	72,922,346	75,834,065
Cresques(3)	84,000	2015	9/1/2015	82,960,176	75,162,541	78,175,396
Constellation(3)	84,000	2015	9/30/2015	78,649,026	71,589,117	74,423,824
Clermont(3)	84,000	2015	10/13/2015	80,530,199	73,357,167	76,271,898
Cheyenne(3)	84,000	2015	10/22/2015	80,503,271	73,404,513	76,318,158
Cratis(3)	84,000	2015	10/30/2015	83,186,333	75,867,200	78,889,685
Commander(3)	84,000	2015	11/5/2015	78,056,729	71,333,532	74,144,577
Chaparral(3)	84,000	2015	11/20/2015	80,516,187	73,661,925	76,576,714
Copernicus(3)	84,000	2015	11/25/2015	83,333,085	76,246,304	79,276,014
Challenger(3)	84,000	2015	12/11/2015	80,576,863	73,887,234	76,804,559
Caravelle(3)	84,000	2016	2/25/2016	81,119,450	75,010,087	77,949,896
	1,842,000			$1,727,946,790	$1,540,686,355	$1,605,353,421

(1)

Our vessels are stated at carrying values (refer to our accounting policy in Note 2 to our consolidated financial statements included herein) including deferred drydocking costs and, as of March 31, 2018, the carrying value of each of our vessels exceeded their estimated market value. On an aggregate fleet basis, the estimated market value of our vessels was lower than their carrying value as of March 31, 2018 by $131.7 million. No impairment was recorded during the year ended March 31, 2018 as we believe that the carrying value of our vessels is fully recoverable.

(2)

Our vessels are stated at carrying values (refer to our accounting policy in Note 2 to our consolidated financial statements included herein) including deferred drydocking costs and, as of March 31, 2017, the carrying value of each of our vessels exceeded their estimated market value. On an aggregate fleet basis, the estimated market value of our vessels was lower than their carrying value as of March 31, 2017 by $272.1 million. No impairment was recorded during the year ended March 31, 2017 as we believed that the carrying value of our vessels was fully recoverable

(3)

VLGCs for which we believe, as of March 31, 2018 and March 31, 2017, that the estimated fair value is lower than the VLGC’s carrying value. We believe that the aggregate carrying value of these vessels exceeds their aggregate estimated fair value by $131.7 million and $272.1 million as of March 31, 2018 and March 31, 2017, respectively. However, as described above, the estimated net operating cash flows for each of the twenty-two VLGCs was higher than the carrying amount and consequently, no impairment loss was recognized.

Drydocking and special survey costs.  We must periodically drydock each of our vessels to comply with industry standards, regulatory requirements and certifications. We are required to drydock a vessel once every five years until it reaches 15 years of age, after which we are required to drydock the applicable vessel every 2.5 years.

Drydocking costs are accounted under the deferral method whereby the actual costs incurred are deferred and are amortized on a straight‑line basis over the period through the date the next drydocking is scheduled to become due. Costs deferred include expenditures incurred relating to shipyard costs, hull preparation and painting, inspection of hull structure and mechanical components, steelworks, machinery works, and electrical works. Drydocking costs do not include vessel operating expenses such as replacement parts, crew expenses, provisions, luboil consumption, and insurance during the drydock period. Expenses related to regular maintenance and repairs of our vessels are expensed as incurred, even if such maintenance and repair occurs during the same time period as our drydocking.

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

Results of Operations

For the year ended March 31, 2018 as compared to the year ended March 31, 2017

Revenues

The following table compares revenues for the years ended March 31:

			Increase /	Percent
	2018	2017	(Decrease)	Change
Net pool revenues—related party	$106,958,576	$115,753,153	$(8,794,577)	(7.6)%
Time charter revenues	50,176,166	49,474,510	701,656	1.4%
Voyage charter revenues	2,068,491	1,296,952	771,539	59.5%
Other revenues, net	131,527	922,556	(791,029)	(85.7)%
Total	$159,334,760	$167,447,171	$(8,112,411)	(4.8)%

Revenues, which represent net pool revenues—related party, time charters, voyage charters and other revenues earned by our vessels, were $159.3 million for the year ended March 31, 2018, a decrease of $8.1 million, or 4.8%, from $167.4 million for the year ended March 31, 2017. TCE rates of $21,966 for the year ended March 31, 2018 were relatively flat when compared to $22,037 for the year ended March 31, 2017. During the year ended March 31, 2018, the board of the Helios Pool approved a reallocation of pool profits in accordance with the pool participation agreements. This reallocation resulted in a $260 increase in our fleet’s overall TCE rates for the year ended March 31, 2018 due mainly to favorable speed and consumption performance of our VLGCs operating in the Helios Pool compared to other VLGCs operating in the Helios Pool. Excluding this reallocation, TCE rates declined $331 when comparing the year ended March 31, 2018 with the year ended March 31, 2017. Spot market rates were slightly higher when comparing the year ended March 31, 2018 with the year ended March 31, 2017. The Baltic Exchange Liquid Petroleum Gas Index, an index published daily by the Baltic Exchange for the spot market rate for the benchmark Ras Tanura-Chiba route (expressed as U.S. dollars per metric ton), averaged $27.455 during the year ended March 31, 2018 compared to an average of $26.243 for the year ended March 31, 2017. Increased bunker costs and other voyage expenses, which are deducted from gross revenues when calculating TCE rates, drove the decline in TCE rates (excluding the reallocation). This slight decline in TCE rates coupled with a reduction in utilization from 93.6% during the year ended March 31, 2017 to 89.1% during the year ended March 31, 2017 drove the reduction in revenues.

Voyage Expenses

Voyage expenses were $2.2 million during the year ended March 31, 2018, a decrease of $0.8 million, or 25.4%, from $3.0 million for the year ended March 31, 2017. Voyage expenses are all expenses unique to a particular voyage, including bunker fuel consumption, port expenses, canal fees, charter hire commissions, war risk insurance and security costs. Voyage expenses are typically paid by us under voyage charters and by the charterer under time charters, including our vessels chartered to the Helios Pool. Accordingly, we mainly incur voyage expenses for voyage charters or during repositioning voyages between time charters for which no cargo is available or traveling to or from drydocking. The decrease for the year ended March 31, 2018 when compared to the year ended March 31, 2017 was mainly attributable to a reduction in port charges and other related expenses and decreases in war risk insurance and security costs due to a reduction of transits in high-risk areas.

Vessel Operating Expenses

Vessel operating expenses were $64.3 million during the year ended March 31, 2018, or $8,009 per vessel per calendar day, which is calculated by dividing vessel operating expenses by calendar days for the relevant time period for the vessels that were in our fleet. This was a decrease of $1.8 million, or 2.7%, from $66.1 million, or $8,233 per vessel per calendar day, for the year ended March 31, 2017. The decrease in vessel operating expenses was primarily the result of a reduction in crew related costs of $0.9 million, or $115 per vessel per calendar day, when comparing the year ended March 31, 2018 with the year ended March 31, 2017, along with a $0.9 million, or $113 per vessel per calendar day, reduction in insurance costs.

General and Administrative Expenses

General and administrative expenses were $26.2 million for the year ended March 31, 2018, an increase of $4.5 million, or 20.5%, from $21.7 million for the year ended March 31, 2017. The increase was mainly due to an increase of $3.3 million in salaries, wages and benefits and an increase of $0.8 million in stock-based compensation. The increase in salaries, wages and benefits was primarily due to $2.3 million in cash bonuses to various employees that were approved by the Compensation Committee of our Board of Directors and expensed and paid during the year ended March 31, 2018. We had no significant expense for cash bonuses during the year ended March 31, 2017 since cash bonuses of $3.0 million to various employees paid during the year ended March 31, 2017 were approved by the Compensation Committee of our Board of Directors and expensed prior to the year ended March 31, 2017. Additionally, we incurred a $0.5 million financial advisory fee during the year ended March 31, 2018 that we did not incur during the year ended March 31, 2017. Other general and administrative expenses were comparable during the years ended March 31, 2018 and 2017.

Interest and Finance Costs

Interest and finance costs amounted to $35.7 million for the year ended March 31, 2018, an increase of $6.7 million from $29.0 million for the year ended March 31, 2017. The increase of $6.7 million during the year ended March 31, 2018 was mainly due to (i) an increase of $3.8 million resulting from the accelerated amortization of deferred financing fees from the refinancings of the Corsair,  Concorde, and Corvette (see Note 9 to our consolidated financial statements for more details on these refinancings) along with the amortization of the 2017 Bridge Loan deferred financing fees during the year ended March 31, 2018, (ii) an increase of $2.7 million in interest incurred on our long-term debt, primarily resulting from an increase in LIBOR and the fixed interest rates on the Corsair Japanese Financing (defined below), Concorde Japanese Financing (defined below) and Corvette Japanese Financing (defined below) during the year ended March 31, 2018 being higher than floating rates on our long-term debt during the year ended March 31, 2017, partially offset by a decrease in average indebtedness, and (iii) an increase of $0.2 million in loan expenses. Average indebtedness, excluding deferred financing fees, decreased from $810.4 million for the year ended March 31, 2017 to $754.1 million for the year ended March 31, 2018. As of March 31, 2018, the outstanding balance of our long-term debt, excluding deferred financing fees, was $775.2 million.

Unrealized Gain on Derivatives

Unrealized gain on derivatives amounted to approximately $8.4 million for the year ended March 31, 2018 compared to $27.5 million for the year ended March 31, 2017. The $19.1 million decrease was primarily attributable to changes in the fair value of our interest rate swaps caused by changes in forward LIBOR yield curves, reductions in notional amounts, and an $8.1 million unrealized gain as a result of the termination of interest rate swaps related to our since repaid loan facility with the Royal Bank of Scotland, or the RBS Loan Facility, during the year ended March 31, 2017 that did not recur during the year ended March 31, 2018.

Realized Loss on Derivatives

Realized loss on derivatives amounted to approximately $1.3 million for the year ended March 31, 2018, a decrease of $12.5 million, or 90.4%, from a realized loss of $13.8 million for the year ended March 31, 2017. The decrease is attributable to (i) the realized loss on interest rate swaps related to the termination of the RBS Loan Facility during the year ended March 31, 2017 that did not recur during the year ended March 31, 2018, (ii) the realized loss on interest rate swaps related to our since repaid RBS Loan Facility prior to their termination during the year ended March 31, 2017 that did not recur during the year ended March 31, 2018 and (iii) a decrease in realized loss on interest rate swaps related to the 2015 Debt Facility primarily resulting from increases in floating LIBOR.

Gain on early extinguishment of debt

Gain on early extinguishment of debt amounted to $4.1 million for the year ended March 31, 2018 and was attributable to the repayment of the RBS Loan Facility, net of deferred financing fees. Refer to Note 9 to our consolidated financial statements included herein for further details on the repayment of the RBS Loan Facility. There was no gain on early extinguishment of debt for the year ended March 31, 2017.

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

Unrealized Gain/(Loss) on Derivatives

Unrealized gain/(loss) on derivatives amounted to a gain of approximately $27.5 million for the year ended March 31, 2017 compared to an unrealized loss of $8.9 million for the year ended March 31, 2016. The $36.4 million variance was primarily attributable to (i) unrealized gains of $19.4 million from changes in the fair value of our interest rate swaps due to changes in forward LIBOR yield curves for the year ended March 31, 2017 compared to unrealized losses of $8.9 million for the year ended March 31, 2016 and (ii) an $8.1 million unrealized gain attributable to the termination of our interest rate swaps related to the RBS Loan Facility during the year ended March 31, 2017.

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

Liquidity and Capital Resources

Our business is capital intensive, and our future success depends on our ability to maintain a high‑quality fleet. As of March 31, 2018, we had cash and cash equivalents of $103.5 million and restricted cash of $25.9 million.

Our primary sources of capital during the year ended March 31, 2018 were (i) $57.2 million in cash generated from operations, (ii) $26.8 million and $6.0 million of restricted cash released as part of the 2015 Debt Facility Amendment and the repayment of the RBS Loan Facility, respectively, (iii) $97.0 million in proceeds from the 2017 Bridge Loan, (iv) $52.0 million in proceeds from the refinancing of the Corsair, (v) $56.0 million in proceeds from the refinancing of the Concorde, (vi) $56.0 million in proceeds from the refinancing of the Corvette and (vii) $3.2 million of restricted cash released under the 2015 Debt Facility as part of the refinancing of the Concorde and Corvette.  Proceeds from the 2017 Bridge Loan were used to repay in full the RBS Loan Facility at 96% of the then outstanding principal amount and the remaining proceeds were used to pay accrued interest, legal, arrangement and advisory fees related to the 2017 Bridge Loan. Proceeds from the refinancing of the Corsair were used to prepay $30.1 million of the 2017 Bridge Loan’s then outstanding principal amount.  Proceeds from the refinancings of the Concorde and Corvette were used to prepay $35.1 million and $33.7 million, respectively, of the 2015 Debt Facility’s then outstanding principal amount. The remaining proceeds were, or will be, used to pay legal fees associated with these transactions and for general corporate purposes.

On May 31, 2017, as part of the 2015 Debt Facility Amendment, $26.8 million of restricted cash was released, which was used to prepay $24.8 million of the $66.0 million current portion of our then outstanding long-term debt. As part of the 2015 Debt Facility Amendment, the restricted cash amount was increased by $11.0 million at the end of November 2017 and was increased by another $11.0 million on May 31, 2018, the one-year anniversary of the 2015 Debt Facility Amendment. However, if we complete a common stock offering of at least $50.0 million, including fees, the restricted cash amount shall be calculated as an amount at least equal to 5% of the total principal of the 2015 Debt Facility’s then outstanding principal, but at no time less than the lesser of $20.0 million and $1.1 million per mortgaged vessel under the 2015 Debt Facility. Refer to Note 9 to our consolidated financial statements included herein for further details of the 2015 Debt Facility Amendment.

On June 8, 2017, we entered into the 2017 Bridge Loan and repaid in full the RBS Loan Facility, of which $9.6 million was included in the current portion of long-term debt as of March 31, 2017. Additionally, as part of this transaction, $6.0 million of cash previously restricted under the RBS Loan Facility was released as unrestricted cash for use in operations. Refer to Note 9 to our consolidated financial statements included herein for further details on the 2017 Bridge Loan and the repayment of the RBS Loan Facility. On December 8, 2017, we entered into an agreement to amend the maturity date of the 2017 Bridge Loan from August 8, 2018 to December 31, 2018.

On November 7, 2017, we refinanced our 2014-built VLGC, the Corsair, pursuant to a memorandum of agreement and a bareboat charter agreement, or the Corsair Japanese Financing. The refinancing proceeds of $52.0 million were used to prepay $30.1 million of the 2017 Bridge Loan’s then outstanding principal amount. The remaining proceeds were used to pay legal fees associated with this transaction and for general corporate purposes. Refer to Note 9 to our consolidated financial statements included herein for further details of the refinancing of the Corsair.

On January 31, 2018, we refinanced our 2015-built VLGC, the Concorde, pursuant to a memorandum of agreement and a bareboat charter agreement, or the Concorde Japanese Financing. The refinancing proceeds of $56.0 million were used to prepay $35.1 million of the 2015 Debt Facility’s then outstanding principal amount. Pursuant to the 2015 Debt Facility Amendment and in conjunction with this prepayment, $1.6 million of restricted cash was released under the 2015 Debt Facility. The remaining proceeds were used to pay legal fees associated with this transaction and for general corporate purposes. Refer to Note 9 to our consolidated financial statements included herein for further details of the refinancing of the Concorde.

On March 16, 2018, we refinanced our 2015-built VLGC, the Corvette, pursuant to a memorandum of agreement and a bareboat charter agreement, or the Corvette Japanese Financing. The refinancing proceeds of $56.0 million were used to prepay $33.7 million of the 2015 Debt Facility’s then outstanding principal amount. Pursuant to the 2015 Debt Facility Amendment and in conjunction with this prepayment, $1.6 million of restricted cash was released under the 2015 Debt Facility. The remaining proceeds were used to pay legal fees associated with this transaction and for general corporate purposes. Refer to Note 9 to our consolidated financial statements included herein for further details of the refinancing of the Corvette.

As of March 31, 2018, the outstanding balance of our long-term debt, net of deferred financing fees of $16.1 million, was $759.1 million including $65.1 million of principal on our long-term debt scheduled to be repaid within the next twelve months.

On June 4, 2018, we prepaid $22.3 million of the 2017 Bridge Loan’s then outstanding principal using cash on hand prior to the closing of the CJNP Japanese Financing. Refer to Note 23 to our consolidated financial statements included herein for further details on the prepayment of the 2017 Bridge Loan.

On June 11, 2018, we entered into the CJNP Japanese Financing. The refinancing proceeds of $21.7 million increased our unrestricted cash after we prepaid $22.3 million of the 2017 Bridge Loan on June 4, 2018 using cash on hand prior to the closing of the CJNP Japanese Financing. Refer to Note 23 to our consolidated financial statements included herein for further details on the refinancing of the Captain John NP.

On June 20, 2018, we prepaid the remaining 2017 Bridge Loan’s outstanding principal of $44.6 million (related to the Captain Nicholas ML and the Captain Markos NL) using cash on hand prior to the closing of the CMNL Japanese Financing and the CNML Japanese Financing. Refer to Note 23 to our consolidated financial statements included herein for further details on the prepayment of the 2017 Bridge Loan

On June 25, 2018, we entered into the CMNL Japanese Financing. The refinancing proceeds of $20.6 million increased our unrestricted cash after we prepaid $21.2 million of the 2017 Bridge Loan on June 20, 2018 using cash on hand prior to the closing of the CMNL Japanese Financing. Refer to Note 23 to our consolidated financial statements included herein for further details on the refinancing of the Captain Markos NL.

On June 26, 2018, we entered into the CNML Japanese Financing. The refinancing proceeds of $22.9 million increased our unrestricted cash after we prepaid $23.4 million of the 2017 Bridge Loan on June 20, 2018 using cash on hand prior to the closing of the CNML Japanese Financing. Refer to Note 23 to our consolidated financial statements included herein for further details on the refinancing of the Captain Nicholas ML.

Operating expenses, including expenses to maintain the quality of our vessels in order to comply with international shipping standards and environmental laws and regulations, the funding of working capital requirements, long-term debt repayments, and financing costs represent our short‑term, medium‑term and long‑term liquidity needs as of March 31, 2018. Along with the proceeds from the refinancings of the Corsair,  Concorde, Corvette,  Captain John NP,  Captain Markos NL, and Captain Nicholas ML, restricted cash released as part of the 2015 Debt Facility Amendment and restricted cash released resulting from the repayment of the RBS Loan Facility, we anticipate satisfying our liquidity needs for at least the next twelve months with cash on hand and cash from operations. We may also seek additional liquidity through alternative sources of debt financings and/or through equity financings by way of private or public offerings. However, if these sources are insufficient to satisfy our short-term liquidity needs, or to satisfy our future medium-term or long-term liquidity needs, we may need to seek alternative sources of financing and/or modifications of our existing credit facility and financing arrangements. There is no assurance that we will be able to obtain any such financing or modifications to our existing credit facility and financing arrangements on terms acceptable to us, or at all.

Our dividend policy will also impact our future liquidity position. Marshall Islands law generally prohibits the payment of dividends other than from surplus or while a company is insolvent or would be rendered insolvent by the payment of such a dividend. In addition, under the terms of our credit facility, we may only declare or pay any dividends from our free cash flow and may not do so if an event of default is occurring or the payment of such dividend would result in an event of default. Further, under the 2015 Debt Facility Amendment, we are temporarily restricted from paying dividends and repurchasing shares of our common stock until the earlier of (i) when we complete common stock offerings with net proceeds of at least $50.0 million and (ii) May 31, 2019.

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

Cash Flows

The following table summarizes our cash and cash equivalents provided by/(used in) operating, financing and investing activities for the periods presented:

	March 31, 2018	March 31, 2017	March 31, 2016
Net cash provided by operating activities	$57,249,103	$52,103,768	$151,027,500
Net cash provided by/(used in) investing activities	24,574,405	(1,981,022)	(910,414,841)
Net cash provided by/(used in) financing activities	4,671,658	(79,318,882)	601,090,409
Net increase/(decrease) in cash and cash equivalents	$86,487,124	$(29,393,410)	$(158,409,221)

Operating Cash Flows. Net cash provided by operating activities for the year ended March 31, 2018 was $57.2 million compared with $52.1 million for the year ended March 31, 2017. The increase is primarily related to the timing of changes in working capital from a reduction in amounts due from the Helios Pool.

Net cash provided by operating activities for the year ended March 31, 2017 was $52.1 million compared to net cash provided by operating activities of $151.0 million for the year ended March 31, 2016. The decrease primarily reflects lower operating profits and was driven by a decrease in our average TCE rate from $55,087 during the year ended March 31, 2016 to $22,037 for the year ended March 31, 2017. The general decline in rates during the year ended March 31, 2017 was driven by several factors, including, but not limited to, a large number of newbuildings delivered into the global fleet during the year, commodity price fluctuations causing LPG to be less competitive with naphtha for petrochemical users and LPG price firmness in the United States resulting in marginal East-West arbitrage economics, thereby subduing demand for long-haul LPG transportation. The Baltic Exchange Liquid Petroleum Gas Index, an index published daily by the Baltic Exchange for the spot market rate for the benchmark Ras Tanura Chiba route (expressed as U.S. dollars per metric ton), averaged $26.380 during the year ended March 31, 2017 compared to an average of $79.857 for the year ended March 31, 2016, a decline of 67.0%.

Net cash flow from operating activities depends upon our overall profitability, market rates for vessels employed on voyage charters, charter rates agreed to for time charters, the timing and amount of payments for drydocking expenditures and unscheduled repairs and maintenance, fluctuations in working capital balances and bunker costs.

Investing Cash Flows. Net cash provided by investing activities was $24.6 million for the year ended March 31, 2018, compared with net cash used in investing activities of $2.0 million for the year ended March 31, 2017. For the year ended March 31, 2018, net cash provided by investing activities comprised primarily of (i) $26.8 million of restricted cash released as part of the 2015 Debt Facility Amendment on May 31, 2017, which was used to prepay $24.8 million of our long-term debt, (ii) $6.0 million of cash previously restricted under the RBS Loan Facility, which was paid in full on June 8, 2017, and (iii) $3.2 million of cash previously restricted under the 2015 Debt Facility released with the refinancing of the Concorde and Corvette. Partially offsetting net cash provided by investing activities was $11.0 million in restricted cash deposited as part of the 2015 Debt Facility Amendment. Please refer to Note 9 to our consolidated financial statements included herein for more information. Net cash used in investing activities was $2.0 million for the year ended March 31, 2017, compared with net cash used in investing activities of $910.4 million the year ended March 31, 2016. For the year ended March 31, 2017, net cash used in investing activities comprised primarily of $1.9 million of payments for capitalized costs related to our fleet. For the year ended March 31, 2016, net cash used in investing activities comprised primarily of $895.1 million of scheduled payments to the shipyards, supervision costs, management fees, and other capitalized costs related to newbuildings, and $17.6 million of restricted cash deposits, partially offset by $2.7 million of proceeds from asset disposals.

Financing Cash Flows. Net cash provided by financing activities was $4.7 million for the year ended March 31, 2018, compared with net cash used in financing activities of $79.3 million for the year ended March 31, 2017. For the year ended March 31, 2018, net cash provided by financing activities consisted of long-term debt borrowings of $261.0 million related to the 2017 Bridge Loan, Corsair Japanese Financing, Concorde Japanese Financing, and Corvette

Japanese Financing, partially offset by repayments of long-term debt of $252.0 million, payment of debt financing costs of $3.1 million, and treasury stock repurchases of $1.2 million. Net cash used in financing activities was $79.3 million for the year ended March 31, 2017, compared with net cash provided by financing activities of $601.1 million for the year ended March 31, 2016. For the year ended March 31, 2017, net cash used in financing activities consisted of repayments of long-term debt of $66.3 million, treasury stock repurchases of $13.0 million and debt financing costs of $0.1 million. Net cash provided by financing activities for the year ended March 31, 2016 consisted of $676.8 million of borrowings related to our 2015 Debt Facility partially offset by repayments of long-term debt of $40.8 million, treasury stock repurchases of $20.9 million and debt financing costs of $14.0 million.

Capital Expenditures. LPG transportation is a capital‑intensive business, requiring significant investment to maintain an efficient fleet and to stay in regulatory compliance.

We are required to complete a special survey for a vessel once every five years until 15 years of age and thereafter every 2.5 years and an intermediate survey every 2.5 years after the first special survey. Drydocking each vessel takes approximately 10 to 20 days. We spend significant amounts for scheduled drydocking (including the cost of classification society surveys) for each of our vessels.

As our vessels age and our fleet expands, our drydocking expenses will increase. We estimate the current cost of a VLGC special survey to be approximately $1.0 million per vessel (excluding any capital improvements to the vessel that may be made during such drydockings) and the cost of an intermediate survey to be approximately $100,000 per vessel. As of June 26, 2018, one of our VLGCs is currently undergoing a special survey. Ongoing costs for compliance with environmental regulations are primarily included as part of our drydocking and classification society survey costs. Additionally, ballast water management systems are expected to be installed on six VLGCs between July 2019 and July 2023 for approximately $0.8 million per vessel. We are not aware of any other future regulatory changes or environmental laws that we expect to have a material impact on our current or future results of operations that we have not already considered. Please see "Item 1A. Risk Factors—Risks Relating to Our Company—We may incur increasing costs for the drydocking, maintenance or replacement of our vessels as they age, and, as our vessels age, the risks associated with older vessels could adversely affect our ability to obtain profitable charters.”

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2018:

		Payments due by period
		Less than			More than
	Total	1 Year	1 to 3 Years	3 to 5 Years	5 Years
Long‑term debt obligations(1)	$775,164,186	$65,067,569	$127,936,884	$254,418,037	$327,741,696
Interest payments(1)(2)	181,831,241	32,956,263	57,200,355	41,530,480	50,144,143
Remaining payments on office leases(3)	917,560	464,594	452,966	—	—
Total	$957,912,987	$98,488,426	$185,590,205	$295,948,517	$377,885,839

(1)

Subsequent to March 31, 2018, we prepaid in full the 2017 Bridge Loan’s then outstanding principal amount using cash on hand prior to the closing of the CJNP Japanese Financing, the CMNL Japanese Financing, and the CNML Japanese Financing. For further details on the CJNP Japanese Financing, the CMNL Japanese Financing, the CNML Japanese Financing and the prepayment of the 2017 Bridge Loan, refer to Note 23 to our consolidated financial statements included herein.

(2)

Our interest commitment on our 2015 Debt Facility and 2017 Bridge Loan is calculated based on an assumed LIBOR rate of 2.31% (the three‑month LIBOR rate as of March 31, 2018), plus the applicable margin for the respective period as per the loan agreements and the estimated net settlement of the related interest rate swaps.

(3)

Our United Kingdom and Greece office lease payments were translated into U.S. dollars using foreign currency equivalent rates of British Pound Sterling 1.41 and Euro 1.23, respectively, as of March 31, 2018.

Off-Balance Sheet Arrangements

We currently do not have any off‑balance sheet arrangements.

Description of Our Debt Obligations

See Notes 9 and 23 to our consolidated financial statements included herein for a description of our debt obligations.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to various market risks, including changes in interest rates, foreign currency fluctuations, and inflation.

Interest Rate Risk

The LPG shipping industry is capital intensive, requiring significant amounts of investment. Much of this investment is provided in the form of long-term debt. Our debt agreement contains interest rates that fluctuate with LIBOR. We have entered into interest rate swap agreements to hedge a majority of our exposure to fluctuations of interest rate risk associated with our 2015 Debt Facility. We have hedged $250 million of non-amortizing principal and $233.7 million of amortizing principal of the 2015 Debt Facility as of March 31, 2018 and thus increasing interest rates could adversely impact our future earnings. For the 12 months following March 31, 2018, a hypothetical increase or decrease of 20 basis points in the underlying LIBOR rates would result in an increase or decrease of our interest expense on our unhedged interest bearing debt by approximately $0.1 million assuming all other variables are held constant. See Notes 9 and 18 to our audited consolidated financial statements included herein for a description of our debt obligations and interest rate swaps, respectively. Subsequent to March 31, 2018, we prepaid in full the 2017 Bridge Loan’s then outstanding principal amount using cash on hand prior to the closing of the CJNP Japanese Financing, the CMNL Japanese Financing, and the CNML Japanese Financing. For further details on the CJNP Japanese Financing, the CMNL Japanese Financing, the CNML Japanese Financing and the prepayment of the 2017 Bridge Loan, refer to Note 23 to our consolidated financial statements included herein.

Foreign Currency Exchange Rate Risk

Our primary economic environment is the international LPG shipping market. This market utilizes the U.S. dollar as its functional currency. Consequently, our revenues are in U.S. dollars and the majority of our operating expenses are in U.S. dollars. However, we incur some of our expenses in other currencies, particularly Euro, Singapore Dollar, Danish Krone, Japanese Yen, British Pound Sterling, and Norwegian Krone. The amount and frequency of some of these expenses, such as vessel repairs, supplies and stores, may fluctuate from period to period. Depreciation in the value of the U.S. dollar relative to other currencies will increase the cost of us paying such expenses. For the year ended March 31, 2018, 18% of our expenses (excluding depreciation and amortization, interest and finance costs and gain/loss on derivatives), were in currencies other than the U.S. dollar, and as a result we expect the foreign exchange risk associated with these operating expenses to be immaterial. We do not have foreign exchange exposure in respect of our credit facility and interest rate swap agreements, as these are denominated in U.S. dollars.

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

Forward Freight Agreements

From time to time, we may take hedging or speculative positions in derivative instruments, including FFAs. The usage of such derivatives can lead to fluctuations in our reported results from operations on a period-to-period basis. During the year ended March 31, 2018, we had no open FFA positions.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial information required by this Item is set forth on pages F-1 to F-28 and is filed as part of this annual report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our management concluded that our disclosure controls and procedures were effective as of March 31, 2018. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits to the Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Our management conducted an evaluation of our effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of the inherent limitations of internal controls over financial reporting, misstatements may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on the evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2018.

In accordance with the Jumpstart Our Businesses Startups Act of 2012 as an emerging growth company, we are exempt from the requirement to obtain an attestation report from our independent registered public accounting firm on the assessment of our internal controls pursuant to the Sarbanes-Oxley Act of 2002.

Changes in Internal Control over Financial Reporting

Our management with the participation of our principal executive officer and principal financial officer or persons performing similar functions has determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) occurred during the fourth fiscal quarter of our fiscal year ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2018 Annual Meeting of Shareholders within 120 days of March 31, 2018.

We have adopted a Code of Ethics that applies to all of our employees, directors, officers, and agents. Our Code of Ethics is publicly available on our website at www.dorianlpg.com/investor-center/corporate-governance/. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of the Code of Ethics for our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions by posting such information on our website, www.dorianlpg.com. Information on our website is not included in, and should not be deemed incorporated by reference into, this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2018 Annual Meeting of Shareholders within 120 days of March 31, 2018.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2018 Annual Meeting of Shareholders within 120 days of March 31, 2018.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2018 Annual Meeting of Shareholders within 120 days of March 31, 2018.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2018 Annual Meeting of Shareholders within 120 days of March 31, 2018.

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

10.4	Form of Vessel Management Agreement with Dorian LPG Management Corp., incorporated by reference to Exhibit 4.21 to the Company’s Annual Report on Form 20-F filed with the Commission on July 30, 2014.
10.5	Form of General Agency Agreement with Dorian LPG Management Corp., incorporated by reference to Exhibit 4.22 to the Company’s Annual Report on Form 20-F filed with the Commission on July 30, 2014.
10.6

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

10.8*	2014 Executive Severance and Change in Control Severance Plan, incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed with the Commission on May 31, 2016.
10.9	Form of Restricted Stock Award Agreement, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on June 22, 2016.

10.10

Amendment No. 1 dated June 15, 2015 to the facility agreement originally dated March 23, 2015 by and among Dorian LPG Finance LLC, as borrower, the Company, as facility guarantor, certain wholly-owned subsidiaries of the Company as upstream guarantors, ABN Amro Capital USA LLC, Citibank N.A., London Branch, ING Bank N.V., London Branch, and DVB Bank SE, as bookrunners, and the lenders party to the agreement, incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed with the Commission on June 14, 2017.

10.11

Side Letter dated February 1, 2016 to the facility agreement originally dated March 23, 2015 by and among Dorian LPG Finance LLC, as borrower, the Company, as facility guarantor, certain wholly-owned subsidiaries of the Company as upstream guarantors, ABN Amro Capital USA LLC, Citibank N.A., London Branch, ING Bank N.V., London Branch, and DVB Bank SE, as bookrunners, and the lenders party to the agreement, incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed with the Commission on June 14, 2017.

10.12

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

10.13

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

10.14

Amendment Agreement, dated as of December 8, 2017, relating to the Loan Agreement providing for a Senior Secured Bridge Term Loan of US$97,000,000, by and among CNML LPG Transport LLC, CMNL LPG Transport LLC, and CJNP LPG Transport LLC, as borrowers, the Company, as parent guarantor, DNB Markets, Inc., as mandated lead arranger and book runner, DNB Bank ASA, New York Branch, as facility agent and security trustee, and DNB Capital LLC, as lender, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on December 14, 2017.

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

Date: June 27, 2018

Dorian LPG Ltd.
(Registrant)

/s/ John C. Hadjipateras
John C. Hadjipateras
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity

/s/ John C. Hadjipateras	President, Chief Executive Officer and Chairman of the Board
John C. Hadjipateras	(Principal Executive Officer)

/s/ Theodore B. Young	Chief Financial Officer
Theodore B. Young	(Principal Financial Officer and Principal Accounting Officer)

/s/ John C. Lycouris	Director
John C. Lycouris

/s/ Thomas J. Coleman	Director
Thomas J. Coleman

/s/ Ted Kalborg	Director
Ted Kalborg

/s/ Øivind Lorentzen	Director
Øivind Lorentzen

/s/ Malcolm McAvity	Director
Malcolm McAvity

/s/ Christina Tan	Director
Christina Tan

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Dorian LPG Ltd.

Majuro, Republic of the Marshall Islands

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Dorian LPG Ltd. and subsidiaries (the "Company") as of March 31, 2018 and 2017, the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte Certified Public Accountants S.A.

Athens, Greece

June 27, 2018

We have served as the Company’s auditor since 2013.

Dorian LPG Ltd.

Consolidated Balance Sheets

(Expressed in United States Dollars, except for number of shares)

	As of	As of
	March 31, 2018	March 31, 2017
Assets
Current assets
Cash and cash equivalents	$103,505,676	$17,018,552
Trade receivables, net and accrued revenues	336,162	11,030
Prepaid expenses and other receivables	2,471,415	1,903,804
Due from related parties	26,880,720	42,457,000
Inventories	2,012,907	2,580,742
Total current assets	135,206,880	63,971,128
Fixed assets
Vessels, net	1,539,111,833	1,603,469,247
Other fixed assets, net	203,678	317,348
Total fixed assets	1,539,315,511	1,603,786,595
Other non-current assets
Deferred charges, net	1,574,522	1,884,174
Derivative instruments	14,264,899	5,843,368
Due from related parties—non-current	19,800,000	19,800,000
Restricted cash	25,862,704	50,874,146
Other non-current assets	85,640	75,469
Total assets	$1,736,110,156	$1,746,234,880
Liabilities and shareholders’ equity
Current liabilities
Trade accounts payable	$6,329,193	$7,075,622
Accrued expenses	4,702,808	5,386,397
Due to related parties	345,515	11,162
Deferred income	5,564,557	7,313,048
Current portion of long-term debt	65,067,569	65,978,785
Total current liabilities	82,009,642	85,765,014
Long-term liabilities
Long-term debt—net of current portion and deferred financing fees	694,035,583	683,985,463
Other long-term liabilities	651,569	482,685
Total long-term liabilities	694,687,152	684,468,148
Total liabilities	776,696,794	770,233,162
Commitments and contingencies
Shareholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued nor outstanding	—	—
Common stock, $0.01 par value, 450,000,000 shares authorized, 58,640,161 and 58,342,201 shares issued, 55,090,165 and 54,974,526 shares outstanding (net of treasury stock), as of March 31, 2018 and March 31, 2017, respectively	586,402	583,422
Additional paid-in-capital	858,109,882	852,974,373
Treasury stock, at cost; 3,549,996 and 3,367,675 shares as of March 31, 2018 and March 31, 2017, respectively	(35,223,428)	(33,897,269)
Retained earnings	135,940,506	156,341,192
Total shareholders’ equity	959,413,362	976,001,718
Total liabilities and shareholders’ equity	$1,736,110,156	$1,746,234,880

The accompanying notes are an integral part of these consolidated financial statements.

Dorian LPG Ltd.

Consolidated Statements of Operations

(Expressed in United States Dollars, except for number of shares)

	Year ended
	March 31, 2018	March 31, 2017	March 31, 2016
Revenues
Net pool revenues—related party	$106,958,576	$115,753,153	$202,918,232
Time charter revenues	50,176,166	49,474,510	38,737,172
Voyage charter revenues	2,068,491	1,296,952	46,194,134
Other revenues, net	131,527	922,556	1,358,291
Total revenues	159,334,760	167,447,171	289,207,829
Expenses
Voyage expenses	2,213,773	2,965,978	12,064,682
Vessel operating expenses	64,312,644	66,108,062	47,119,990
Depreciation and amortization	65,329,951	65,057,487	42,591,942
General and administrative expenses	26,186,332	21,732,864	29,836,029
Loss on disposal of assets	—	—	1,125,395
Total expenses	158,042,700	155,864,391	132,738,038
Other income—related parties	2,549,325	2,410,542	1,945,396
Operating income	3,841,385	13,993,322	158,415,187
Other income/(expenses)
Interest and finance costs	(35,658,045)	(28,971,942)	(12,757,013)
Interest income	440,059	137,556	148,360
Unrealized gain/(loss) on derivatives	8,421,531	27,491,333	(8,917,503)
Realized loss on derivatives	(1,328,886)	(13,797,478)	(6,858,126)
Gain on early extinguishment of debt	4,117,364	—	—
Foreign currency loss, net	(234,094)	(294,606)	(342,523)
Total other income/(expenses), net	(24,242,071)	(15,435,137)	(28,726,805)
Net income/(loss)	$(20,400,686)	$(1,441,815)	$129,688,382

Weighted average shares outstanding:
Basic	54,039,886	54,079,139	56,657,570
Diluted	54,039,886	54,079,139	56,707,094

Earnings/(loss) per common share—basic	$(0.38)	$(0.03)	$2.29
Earnings/(loss) per common share—diluted	$(0.38)	$(0.03)	$2.29

The accompanying notes are an integral part of these consolidated financial statements.

Dorian LPG Ltd.

Consolidated Statements of Shareholders’ Equity

(Expressed in United States Dollars, except for number of shares)

	Number of			Additional
	common	Common	Treasury	paid-in	Retained
	shares	stock	stock	capital	Earnings	Total
Balance, April 1, 2015	58,057,493	580,575	—	844,539,059	28,094,625	873,214,259
Net income for the period	—	—	—	—	129,688,382	129,688,382
Stock-based compensation	—	—	—	3,640,412	—	3,640,412
Purchase of treasury stock	—	—	(20,943,816)	—	—	(20,943,816)
Balance, March 31, 2016	58,057,493	580,575	(20,943,816)	848,179,471	157,783,007	985,599,237
Net loss for the period	—	—	—	—	(1,441,815)	(1,441,815)
Restricted share award issuances	284,708	2,847	—	(2,847)	—	—
Stock-based compensation	—	—	—	4,797,749	—	4,797,749
Purchase of treasury stock	—	—	(12,953,453)	—	—	(12,953,453)
Balance, March 31, 2017	58,342,201	$583,422	$(33,897,269)	$852,974,373	$156,341,192	$976,001,718
Net loss for the period	—	—	—	—	(20,400,686)	(20,400,686)
Restricted share award issuances	297,960	2,980	—	(2,980)	—	—
Stock-based compensation	—	—	—	5,138,489	—	5,138,489
Purchase of treasury stock	—	—	(1,326,159)	—	—	(1,326,159)
Balance, March 31, 2018	58,640,161	$586,402	$(35,223,428)	$858,109,882	$135,940,506	$959,413,362

The accompanying notes are an integral part of these consolidated financial statements.

Dorian LPG Ltd.

Consolidated Statements of Cash Flows

(Expressed in United States Dollars)

	Year ended
	March 31, 2018	March 31, 2017	March 31, 2016
Cash flows from operating activities:
Net income/(loss)	$(20,400,686)	$(1,441,815)	$129,688,382
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	65,329,951	65,057,487	42,591,942
Amortization of financing costs	7,506,509	3,709,421	2,499,185
Unrealized (gain)/loss on derivatives	(8,421,531)	(27,491,333)	8,917,503
Stock-based compensation expense	5,138,489	4,385,911	4,052,249
Loss on disposal of assets	—	—	1,125,395
Gain on early extinguishment of debt	(4,117,364)	—	—
Unrealized foreign currency (gain)/loss, net	(63,761)	222,281	96,550
Other non-cash items	144,545	305,774	138,588
Changes in operating assets and liabilities
Trade receivables, net and accrued revenue	(325,132)	96,287	22,739,907
Prepaid expenses and other receivables	(579,981)	343,902	(467,158)
Due from related parties	15,576,280	9,847,359	(71,717,616)
Inventories	567,835	(292,669)	1,087,686
Other non-current assets	(10,171)	19,802	2,175
Trade accounts payable	(561,808)	743,993	1,044,595
Accrued expenses and other liabilities	(2,406,945)	(1,172,349)	9,045,077
Due to related parties	334,353	(697,048)	183,040
Payments for drydocking costs	(461,480)	(1,533,235)	—
Net cash provided by operating activities	57,249,103	52,103,768	151,027,500
Cash flows from investing activities:
Capital expenditures	(297,534)	(1,911,182)	(895,063,383)
Restricted cash deposits	(11,010,780)	(64,146)	(17,602,789)
Restricted cash released	36,022,222	2,789	—
Proceeds from disposal of assets	—	—	2,713,660
Payments to acquire other fixed assets	(139,503)	(8,483)	(462,329)
Net cash provided by/(used in) investing activities	24,574,405	(1,981,022)	(910,414,841)
Cash flows from financing activities:
Proceeds from long-term debt borrowings	261,000,000	—	676,819,873
Repayment of long-term debt borrowings	(251,994,382)	(66,265,644)	(40,794,928)
Purchase of treasury stock	(1,220,535)	(12,953,453)	(20,943,816)
Financing costs paid	(3,113,425)	(99,785)	(13,990,720)
Net cash provided by/(used in) financing activities	4,671,658	(79,318,882)	601,090,409
Effects of exchange rates on cash and cash equivalents	(8,042)	(197,274)	(112,289)
Net increase/(decrease) in cash and cash equivalents	86,487,124	(29,393,410)	(158,409,221)
Cash and cash equivalents at the beginning of the period	17,018,552	46,411,962	204,821,183
Cash and cash equivalents at the end of the period	$103,505,676	$17,018,552	$46,411,962
Supplemental disclosure of cash flow information
Cash paid during the period for interest excluding interest capitalized to vessels	$27,958,102	$24,537,376	$8,354,474
Predelivery costs for vessels and vessels under construction included in liabilities	—	—	1,040,189
Financing costs included in liabilities	$142,434	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Dorian LPG Ltd.

Notes to Consolidated Financial Statements

(Expressed in United States Dollars)

1.	Basis of Presentation and General Information

Dorian LPG Ltd. (“Dorian”) was incorporated on July 1, 2013 under the laws of the Republic of the Marshall Islands, is headquartered in the United States and is engaged in the transportation of liquefied petroleum gas (“LPG”) worldwide through the ownership and operation of LPG tankers. Dorian LPG Ltd. and its subsidiaries (together “we,” “us,” “our,” or the “Company”) are focused on owning and operating very large gas carriers (“VLGCs”), each with a cargo carrying capacity of greater than 80,000 cbm. As of March 31, 2018, our fleet consists of twenty-two VLGCs, including nineteen fuel-efficient 84,000 cbm ECO-design VLGCs (“ECO VLGCs”) and three 82,000 cbm VLGCs.

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

Our subsidiaries, which are all wholly-owned and all are incorporated in Republic of the Marshall Islands (unless otherwise indicated below), as of March 31, 2018 are listed below.

Vessel Owning Subsidiaries

	Type of
Subsidiary	vessel	Vessel’s name	Built	CBM(1)
CMNL LPG Transport LLC	VLGC	Captain Markos NL(2)	2006	82,000
CJNP LPG Transport LLC	VLGC	Captain John NP(2)	2007	82,000
CNML LPG Transport LLC	VLGC	Captain Nicholas ML(2)	2008	82,000
Comet LPG Transport LLC	VLGC	Comet	2014	84,000
Corsair LPG Transport LLC	VLGC	Corsair(2)	2014	84,000
Corvette LPG Transport LLC	VLGC	Corvette(2)	2015	84,000
Dorian Shanghai LPG Transport LLC	VLGC	Cougar	2015	84,000
Concorde LPG Transport LLC	VLGC	Concorde(2)	2015	84,000
Dorian Houston LPG Transport LLC	VLGC	Cobra	2015	84,000
Dorian Sao Paulo LPG Transport LLC	VLGC	Continental	2015	84,000
Dorian Ulsan LPG Transport LLC	VLGC	Constitution	2015	84,000
Dorian Amsterdam LPG Transport LLC	VLGC	Commodore	2015	84,000
Dorian Dubai LPG Transport LLC	VLGC	Cresques	2015	84,000
Constellation LPG Transport LLC	VLGC	Constellation	2015	84,000
Dorian Monaco LPG Transport LLC	VLGC	Cheyenne	2015	84,000
Dorian Barcelona LPG Transport LLC	VLGC	Clermont	2015	84,000
Dorian Geneva LPG Transport LLC	VLGC	Cratis	2015	84,000
Dorian Cape Town LPG Transport LLC	VLGC	Chaparral	2015	84,000
Dorian Tokyo LPG Transport LLC	VLGC	Copernicus	2015	84,000
Commander LPG Transport LLC	VLGC	Commander	2015	84,000
Dorian Explorer LPG Transport LLC	VLGC	Challenger	2015	84,000
Dorian Exporter LPG Transport LLC	VLGC	Caravelle	2016	84,000

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
Capricorn LPG Transport LLC
Constitution LPG Transport LLC
Grendon Tanker LLC

(1)	CBM: Cubic meters, a standard measure for LPG tanker capacity
(2)	Operated pursuant to a bareboat charter agreement. Refer to Notes 9 and 23 below for further information

Customers

For the year ended March 31, 2018, the Helios Pool and two other individual charterers accounted for 67%, 13% and 11% of our total revenues, respectively. For the year ended March 31, 2017, the Helios Pool and two other individual charterer represented 69%, 13% and 10% of our total revenues, respectively. For the year ended March 31, 2016, the Helios Pool and one other individual charterer accounted for 70% and 12% of our total revenues, respectively.

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

(p)Net pool revenues: As from April 1, 2015, we began operation of a pool. Net pool revenues—related party for each vessel in the pool is determined in accordance with the profit-sharing terms specified within the pool agreement. In particular, the pool manager calculates the net pool revenues using gross revenues less voyage expenses of all the pool vessels and less the general and administrative expenses of the pool and distributes the net pool revenues as time charter hire to participants based on:

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

(q)Time charter revenues:    Time charter revenues are recorded ratably over the term of the charter as service is provided. Time charter revenues received in advance of the provision of charter service are recorded as deferred income and recognized when the charter service is rendered. Deferred income or accrued revenue also may result from straight‑line revenue recognition in respect of charter agreements that provide for varying charter rates. Deferred income and accrued revenue amounts that will be recognized within the next twelve months are presented as current, with amounts to be recognized thereafter presented as non‑current. Revenues earned through the profit-sharing arrangements in the time charters represent contingent rental revenues that are recognized when earned and amounts are reasonably assured based on estimates provided by the charterer.

(r)Voyage charter revenues:    Under a voyage charter, the revenues are recognized on a pro‑rata basis over the duration of the voyage determined on a discharge-to-discharge port basis but we do not begin recognizing revenue until a charter has been agreed to by the customer and us, even if the vessel has discharged its cargo and is sailing to the anticipated load port for its next voyage. In the event a vessel is acquired or sold while a voyage is in progress, the revenue recognized is based on an allocation formula agreed between the buyer and the seller. Demurrage income represents payments by the charterer to the vessel owner when loading or discharging time exceeds the stipulated time in the voyage charter and is recognized when earned and collection is reasonably assured. Despatch expense represents payments by us to the charterer when loading or discharging time is less than the stipulated time in the voyage charter and is recognized as incurred. Voyage charter revenue relating to voyages in progress as of the balance sheet date are accrued and presented in Trade receivables and accrued revenue in the accompanying consolidated balance sheet.

(s)Commissions:    Charter hire commissions to brokers or managers, if any, are deferred and amortized over the related charter period and are included in Voyage expenses.

(t)Vessel operating expenses:  Vessel operating expenses are accounted for as incurred on the accrual basis. Vessel operating expenses include crew wages and related costs, the cost of insurance, expenses relating to repairs and maintenance, the cost of spares and consumable stores and other miscellaneous expenses.

(u)Repairs and maintenance:  All repair and maintenance expenses, including underwater inspection costs are expensed in the period incurred. Such costs are included in Vessel operating expenses.

(v)Stock-based compensation: Stock-based payments to employees and directors are determined based on their grant date fair values and are amortized against income over the vesting period. The fair value is considered to be the closing price recorded on the grant date. We account for restricted stock award forfeitures upon occurrence.

(w)Stock repurchases:  We record the repurchase of our shares of common stock at cost based on the settlement date of the transaction. These shares are classified as treasury stock, which is a reduction to shareholders’ equity. Treasury shares are included in authorized and issued shares but excluded from outstanding shares.

(x)Segment reporting:  Each of our vessels serve the same type of customer, have similar operations and maintenance requirements, operate in the same regulatory environment, and are subject to similar economic characteristics. Based on this, we have determined that it operates in one reportable segment, the international transportation of liquid petroleum gas with its fleet of vessels. Furthermore, when we charter a vessel to a charterer, the charterer is free to trade the vessel worldwide and, as a result, the disclosure of geographic information is impracticable.

(y)Derivative instruments:  All derivatives are stated at their fair value, as either a derivative asset or a liability. The fair value of the interest rate derivatives is based on a discounted cash flow analysis and their fair value changes are recognized in current period earnings. When the derivatives do qualify for hedge accounting, depending upon the nature of the hedge, changes in fair value of the derivatives are either recognized in current period earnings or in other comprehensive income/(loss) (effective portion) until the hedged item is recognized in the consolidated statements of operations. For the periods presented, no derivatives were accounted for as accounting hedges.

(z)Fair value of financial instruments:  In accordance with the requirements of accounting guidance relating to Fair Value Measurements, the Company classifies and discloses its assets and liabilities carried at fair value in one of the following three categories:

Level 1:	Quoted market prices in active markets for identical assets or liabilities.
Level 2:	Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3:	Unobservable inputs that are not corroborated by market data.

(aa)Recent accounting pronouncements:  In November 2016, the Financial Accounting Standards Board (the “FASB”) issued accounting guidance to require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The pronouncement is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and are applied using a retrospective transition method to each period presented. The implementation of this guidance is anticipated to result in restricted cash transfers not reported as cash flow activities in the consolidated statements of cash flows, and, upon adoption, is not anticipated to have an impact on our consolidated balance sheets and statements of operations.

In August 2016, the FASB issued accounting guidance addressing specific cash flow statement issues with the objective of reducing the existing diversity in practice. The pronouncement is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We do not believe that the impact of the adoption of this amended guidance will have a material effect on our consolidated financial statements.

In February 2016, the FASB issued accounting guidance to update the requirements of financial accounting and reporting for lessees and lessors. The updated guidance, for lease terms of more than 12 months, will require a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize a straight-line total lease expense. Lessor accounting remains largely unchanged from current U.S. GAAP. We expect that our time charter arrangements will be subject to the requirements of the new lease guidance as we will be regarded as the lessor under these arrangements. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The pronouncement is effective prospectively for public business entities for annual periods beginning after December 15, 2018, and interim periods within that reporting period. Early adoption is permitted for all entities. We intend to adopt the new guidance on its required effective date of April 1, 2019 and are currently assessing the impact the amended guidance will have on our consolidated financial statements.

In August 2014, the FASB issued accounting guidance for disclosure of uncertainties about an entity's ability to continue as a going concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date that the financial statements are issued. The pronouncement applies to all entities and became effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The implementation of this guidance did not have a material effect on our financial statements.

In May 2014, the FASB amended its accounting guidance for revenue recognition. The fundamental principles of the new guidance are that companies should recognize revenue in a manner that reflects the timing of the transfer of services to customers and consideration that a company expects to receive for the services provided. The amended guidance introduces a five-step process to achieve the fundamental principles and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing US GAAP. It also provides further guidance on applying collectability criterion to assess whether a contract is valid and represents a substantive transaction on the basis of whether a customer has the ability and intention to pay the promised consideration. The amended guidance requires additional disclosures necessary for the financial statement users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB voted to defer the effective date by one year for fiscal years beginning on or after December 15, 2017 and interim periods within that reporting period and permit early adoption of the standard, but not before the beginning of 2017. The amended guidance shall be applied either retrospectively to each period presented or as a cumulative effect adjustment as of the date of adoption. We intend to adopt the amended guidance beginning April 1, 2018 using the modified retrospective transition method applied to those contracts which were not completed as of March 31, 2018. Under the amended guidance, voyage charter revenues will be recognized based on load-to-discharge basis as compared to the currently used a discharge-to-discharge basis, provided an agreed non-cancellable charter between the Company and the charterer is in existence, the charter rate is fixed and determinable, and collectability is reasonably assured. Additionally, voyage expenses related to voyage charters, including bunkers and port expenses, will be deferred until load port and expensed on a load-to-discharge basis under the amended guidance. During the year ended March 31, 2018, voyage charter revenues represent 1.3% of our total revenues and none of our VLGCs were operating on voyage charters outside of the Helios Pool as of March 31, 2018. Therefore, we do not expect that the adoption of the amended guidance will have any material impact on our consolidated financial statements from the recognition of a cumulative effect of adopting the amended guidance as an adjustment to our opening balance of retained earnings. Prior periods will not be retrospectively adjusted. Further, the adoption of the amended guidance may impact the timing with which revenue will be recognized in future periods.

3. Transactions with Related Parties

Dorian (Hellas) S.A.

Pursuant to management agreements entered into by each of our then vessel owning subsidiaries on July 26, 2013, as amended, with Dorian (Hellas) S.A. (“DHSA”), the technical, crew and commercial management as well as insurance and accounting services of our vessels was outsourced to DHSA. In addition, under those management agreements, strategic and financial services had also been outsourced to DHSA. DHSA entered into agreements with each of Eagle Ocean Transport Inc. (“Eagle Ocean Transport”) and Highbury Shipping Services Limited (“HSSL”) to provide certain of these services on behalf of our then vessel owning companies. Mr. John C. Hadjipateras, our Chairman, President and Chief Executive Officer, owns 100% of Eagle Ocean Transport, and our Vice President of Chartering, Insurance and Legal, Nigel Grey‑Turner, owns 100% of HSSL. As of July 1, 2014, vessel management services and the associated agreements for our fleet were transferred from DHSA and are now provided through our wholly-owned subsidiaries Dorian LPG

(USA) LLC, Dorian LPG (UK) Ltd. and Dorian LPG Management Corp. Eagle Ocean Transport continues to incur related travel costs for certain transitioned employees as well as office-related costs, for which we reimbursed Eagle Ocean Transport $0.1 million, $0.4 million and $0.8 million for the years ended March 31, 2018, 2017, and 2016, respectively. Such expenses are reimbursed based on their actual cost.

Dorian LPG (USA) LLC and its subsidiaries entered into an agreement with DHSA, retroactive to July 2014 and superseding an agreement between Dorian LPG (UK) Ltd. and DHSA, for the provision by Dorian LPG (USA) LLC and its subsidiaries of certain chartering and marine operation services to DHSA, for which income was earned and included in “Other income-related parties” totaling $0.4 million, $0.4 million and $0.5 million for the years ended March 31, 2018, 2017 and 2016, respectively.

As of March 31, 2018, $0.9 million was due from DHSA and included in “Due from related parties.” As of March 31, 2017, $0.8 million was due from DHSA and included in “Due from related parties.”

Helios LPG Pool LLC (“Helios Pool”)

On April 1, 2015, Dorian and Phoenix began operations of the Helios Pool, which entered into pool participation agreements for the purpose of establishing and operating, as charterer, under variable rate time charters to be entered into with owners or disponent owners of VLGCs, a commercial pool of VLGCs whereby revenues and expenses are shared. We hold a 50% interest in the Helios Pool as a joint venture with Phoenix and all significant rights and obligations are equally shared by both parties. All profits of the Helios Pool are distributed to the pool participants based on pool points assigned to each vessel as variable charter hire and, as a result, there are no profits available to the equity investors as a share of equity. We have determined that the Helios Pool is a variable interest entity as it does not have sufficient equity at risk. We do not consolidate the Helios Pool because we are not the primary beneficiary and do not have a controlling financial interest. In consideration of Accounting Standards Codification (“ASC”) 810-10-50-4e, the significant factors considered and judgments made in determining that the power to direct the activities of the Helios Pool that most significantly impact the entity’s economic performance are shared, in that all significant performance activities which relate to approval of pool policies and strategies related to pool customers and the marketing of the pool for the procurement of customers for the pool vessels, addition of new pool vessels and the pool cost management, require unanimous board consent from a board consisting of two members from each joint venture investor. Further, in accordance with the guidance in ASC 810-10-25-38D, the Company and Phoenix are not related parties as defined in ASC 850 nor are they de facto agents pursuant to ASC 810-10, the power over the significant activities of the Helios Pool is shared, and no party is the primary beneficiary in the Helios Pool, or has a controlling financial interest. As of March 31, 2018, the Helios Pool operated twenty-five VLGCs, including eighteen of our vessels, four Phoenix vessels and three other vessels.

As of March 31, 2018, we had net receivables from the Helios Pool of $45.4 million (net of an amount due to Helios Pool of $0.3 million which is reflected under “Due to related Parties”), including $19.8 million of working capital contributed for the operation of our vessels in the pool. As of March 31, 2017, we had receivables from the Helios Pool of $61.4 million, including $19.8 million of working capital contributed for the operation of our vessels in the pool. Our maximum exposure to losses from the pool as of March 31, 2018 is limited to the receivables from the pool. The Helios Pool does not have any third-party debt obligations. The Helios Pool has entered into commercial management agreements with each of Dorian LPG (UK) Ltd. and Phoenix as commercial managers and has appointed both commercial managers as the exclusive commercial managers of pool vessels. Fees for commercial management services provided by Dorian LPG (UK) Ltd. are included in “Other income-related parties” in the consolidated statement of operations and were $2.2 million, $2.1 million and $1.4 million for the years ended March 31, 2018, 2017 and 2016, respectively. Additionally, we received a fixed reimbursement of expenses such as costs for security guards and war risk insurance for vessels operating in high risk areas from the Helios Pool, for which we earned $0.1 million, $0.9 million and $1.2 million for the years ended March 31, 2018, 2017 and 2016 respectively, and are included in “Other revenues, net” in the consolidated statement of operations.

Through our vessel owning subsidiaries, we have chartered vessels to the Helios Pool during the years ended March 31, 2018, 2017 and 2016. The time charter revenue from the Helios Pool is variable depending upon the net results of the pool, operating days and pool points for each vessel. The Helios Pool enters into voyage and time charters with external parties and receives freight and related revenue and, where applicable, incurs voyage costs such as bunkers, port costs and commissions. At the end of each month, the Helios Pool calculates net pool revenues using gross revenues, less voyage expenses of all the pool vessels, less fixed time charter hire for any chartered-in vessels, less the general and administrative expenses of the pool. Net pool revenues, less any amounts required for working capital of the Helios Pool, are distributed as variable rate time charter hire for the relevant vessel to participants based on pool points (vessel attributes such as cargo carrying capacity, fuel consumption, and speed are taken into consideration) and number of days the vessel participated in the pool in the period. We recognize net pool revenues on a monthly basis, when the vessel has participated in the pool during the period and the amount of net pool revenues for the month can be estimated reliably and collectability is reasonably assured. Revenue earned is presented in Note 12.

Consulting

Since the formation of our predecessor companies, a member of our board of directors, who resigned effective May 1, 2015, provided certain chartering and commercial services to the Company, its subsidiaries, and the Predecessor Companies. This individual entered into a consulting agreement in May 2015 that provided for, among other things, an annual fee of $250,000, payable for services rendered commencing on May 8, 2014. The agreement was amended in June 2016, retroactive to January 1, 2016, to provide for, among other things, an annual fee for services rendered of $120,000. Related to this consulting agreement, we expensed $0.1 million, $0.1 million, and $0.2 million for the years ended March 31, 2018, 2017, and 2016, respectively.

Artwork

During the year ended March 31, 2016, we purchased $0.1 million of artwork for newbuilding vessels, which has been capitalized and presented in “Vessels, net” in the consolidated balance sheets, for our Athens, Greece office and for a shipyard, which are included in “General and administrative expenses” in the consolidated statement of operations. The artist is a relative of one of our executive officers. No artwork was purchased during the years ended March 31, 2018 and 2017.

Commissions

Orient River Trading Ltd., a company 100% owned by a senior officer of our 100% owned subsidiary Dorian Management Corp., provided disponent owner services for certain charterers that do not recognize Marshall Islands vessel-owning subsidiary companies. Commission expenses on voyages utilizing these services, included in “Voyage expenses” in the consolidated statement of operations, amounted to $0.1 million for the year ended March 31, 2016. There were no services rendered for us by Orient River Trading Ltd. for the years ended March 31, 2018 and 2017.

4. Inventories

Our inventories by type were as follows:

	March 31, 2018	March 31, 2017
Lubricants	$1,600,692	$1,807,617
Victualing	297,014	457,787
Bonded stores	115,201	124,985
Other	—	190,353
Total	$2,012,907	$2,580,742

5. Vessels, Net

		Accumulated
	Cost	depreciation	Net book Value
Balance, April 1, 2016	$1,727,979,929	$(60,755,453)	$1,667,224,476
Other additions	984,639	—	984,639
Transfers out	(195,273)	—	(195,273)
Depreciation	—	(64,544,595)	(64,544,595)
Balance, March 31, 2017	$1,728,769,295	$(125,300,048)	$1,603,469,247
Other additions	218,685	—	218,685
Depreciation	—	(64,576,099)	(64,576,099)
Balance, March 31, 2018	$1,728,987,980	$(189,876,147)	$1,539,111,833

Additions to vessels, net were largely due to capital improvements made to one of our VLGCs during the year ended March 31, 2018 and capital improvements made to two of our VLGCs during the year ended March 31, 2017. Our vessels, with a total carrying value of $1,539.1 million and $1,603.5 million as of March 31, 2018 and 2017, respectively, are first‑priority mortgaged as collateral for our long-term debt (refer to Note 9 below). No impairment loss was recorded for the periods presented.

6. Other Fixed Assets, Net

Other fixed assets, net were $0.2 million and $0.3 million as of March 31, 2018 and March 31, 2017, respectively, and represent leasehold improvements, software and furniture and fixtures at cost. Accumulated depreciation on other fixed assets, net was $0.6 million as of March 31, 2018 and $0.6 million as of March 31, 2017.

7. Deferred Charges, Net

The analysis and movement of deferred charges, net is presented in the table below:

	Drydocking	Equity	Total deferred
	costs	offering costs	charges, net
Balance, April 1, 2016	$294,935	$—	$294,935
Additions	1,817,231	—	1,817,231
Amortization	(227,992)	—	(227,992)
Balance, March 31, 2017	$1,884,174	$—	$1,884,174
Additions	185,050	52,546	237,596
Amortization	(488,309)	—	(488,309)
Other	(6,393)	(52,546)	(58,939)
Balance, March 31, 2018	$1,574,522	$—	$1,574,522

8. Accrued Expenses

Accrued expenses comprised of the following:

	March 31, 2018	March 31, 2017
Accrued voyage and vessel operating expenses	$1,580,468	$2,029,598
Accrued professional services	1,230,069	1,470,298
Accrued loan and swap interest	804,913	999,733
Accrued employee-related costs	992,427	786,467
Accrued board of directors' fees	88,750	88,750
Other	6,181	11,551
Total	$4,702,808	$5,386,397

9. Long‑Term Debt

Description of our Debt Obligations

2015 Debt Facility

In March 2015, we entered into a $758 million debt financing facility with four separate tranches (collectively, with the amendment described below, the “2015 Debt Facility”). Commercial debt financing (“Commercial Financing”) of $249 million was provided by ABN AMRO Capital USA LLC (“ABN”); ING Bank N.V., London Branch, ("ING"); DVB Bank SE ("DVB"); Citibank N.A., London Branch (“Citi”); and Commonwealth Bank of Australia, New York Branch, ("CBA") (collectively the "Commercial Lenders"), while the Export Import Bank of Korea ("KEXIM") directly provided $204 million of financing (“KEXIM Direct Financing”). The remaining $305 million of financing was provided under tranches guaranteed by KEXIM of $202 million (“KEXIM Guaranteed”) and insured by the Korea Trade Insurance Corporation ("K-sure") of $103 million (“K-sure Insured”). Financing under the KEXIM guaranteed and K-sure insured tranches are provided by certain Commercial Lenders; Deutsche Bank AG; and Santander Bank, N.A. The debt financing is secured by, among other things, sixteen of our ECO VLGCs, and represents a loan-to-contract cost ratio before fees of approximately 55%.

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

					Interest Rate at
		Term		Interest Rate Description(1)	March 31, 2018(2)
Tranche 1	Commercial Financing	7	years	London InterBank Offered Rate (“LIBOR”) plus a margin(4)	5.04%
Tranche 2	KEXIM Direct Financing	12	years(3)	LIBOR plus a margin of 2.45%	4.74%
Tranche 3	KEXIM Guaranteed	12	years(3)	LIBOR plus a margin of 1.40%	3.69%
Tranche 4	K-sure Insured	12	years(3)	LIBOR plus a margin of 1.50%	3.79%

(1)

The interest rate of the 2015 Debt Facility on Tranche 1 is determined in accordance with the agreement as three or six month LIBOR plus the applicable margin and the interest rate on Tranches 2, 3 and 4 is determined in accordance with the agreement as three month LIBOR plus the applicable margin for the respective tranches.

(2)	The set LIBOR rate in effect as of March 31, 2018 was 2.29%.

(3)

The KEXIM Direct Financing, KEXIM Guaranteed, and K-Sure tranches have put options to call for the prepayment on the final payment date of the Commercial Financing tranche subject to specific notifications and commitments for refinancing/renewal of the Commercial Financing tranche.

(4)

The Commercial Financing tranche margin over LIBOR is 2.75% and is reduced to 2.50% if 50% or more but less than 75% of the vessels financed in the 2015 Debt Facility are employed under time charters as defined in the agreement and to 2.25% if 75% or more of the vessels financed in the 2015 Debt Facility are employed under time charters as defined in the agreement. As of March 31, 2018, the set margin was 2.75%.

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

The 2015 Debt Facility also contains customary covenants that require us to maintain adequate insurance coverage, properly maintain the vessels and to obtain the lender’s prior consent before changes are made to the flag, class or management of the vessels, or entry into a new line of business. The loan facility includes customary events of default, including those relating to a failure to pay principal or interest, breaches of covenants, representations and warranties, a cross-default to certain other debt obligations and non-compliance with security documents, and customary restrictions from paying dividends if an event of default has occurred and is continuing, or if an event of default would result therefrom.

On May 31, 2017, we entered into an agreement to amend the 2015 Debt Facility (the “2015 Debt Facility Amendment”). The 2015 Debt Facility Amendment includes the relaxation of certain covenants under the debt financing facility; the release of $26.8 million of restricted cash as of the date of the 2015 Debt Facility Amendment that was applied towards the next two debt principal payments, interest and certain fees; and certain other modifications, including an expanded definition of the components of consolidated liquidity to include all cash held in accounts by Helios LPG Pool LLC attributable to the vessels owned directly or indirectly by us. Fees related to the 2015 Debt Facility Amendment totaled approximately $1.1 million.

The following financial covenants, some of which were relaxed under the 2015 Debt Facility Amendment, are the most restrictive from the 2015 Debt Facility with which the Company is required to comply, calculated on a consolidated basis, determined and defined according to the provisions of the loan agreement:

•	The ratio of current assets and long-term restricted cash divided by current liabilities, excluding current portion of long-term debt, shall always be greater than 1.00;

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

The following negative covenant was added under the 2015 Debt Facility Amendment:

•	Restrictions on dividends and stock repurchases until the earlier of (i) an Approved Equity Offering (defined below) and (ii) the second anniversary of the 2015 Debt Facility Amendment Date; and

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

•

if we complete a common stock offering of at least $50.0 million, including fees (an “Approved Equity Offering”), the restricted cash shall be calculated as an amount at least equal to 5% of the total principal of the 2015 Debt Facility outstanding, but at no time less than the lesser of $20.0 million and $1.1 million per mortgaged vessel under the 2015 Debt Facility.

The 2015 Debt Facility permits the lenders to accelerate the indebtedness if, without the prior written consent of the lenders, (i) one-third of our common shares are owned by any shareholder other than certain entities, directors or officers listed in the agreement; (ii) there are certain changes to our board of directors; or (iii) Mr. John C. Hadjipateras ceases to serve on our board of directors.

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

CJNP LPG Transport LLC, CMNL LPG Transport LLC, CNML LPG Transport LLC, and Corsair LPG Transport LLC as joint and several borrowers (Borrowers), and Dorian LPG Ltd. as parent guarantor entered into a loan facility of $135,224,500 (the “RBS Loan Facility”), which replaced the prior borrowing arrangements of our predecessor companies. The RBS Loan Facility was divided into three tranches associated with each of the Captain John NP,  Captain Markos NL and the Captain Nicholas ML, respectively.

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

On November 7, 2017, we prepaid $30.1 million of the 2017 Bridge Loan’s then outstanding principal with proceeds from the Corsair Japanese Financing (defined below) and the security interests related to the Corsair were released under the facility. Refer to “Corsair Japanese Financing” below for further details.

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

On June 4, 2018, we prepaid $22.3 million of the 2017 Bridge Loan’s then outstanding principal using cash on hand prior to the closing of the CJNP Japanese Financing (defined below). On June 20, 2018, we prepaid the remaining 2017 Bridge Loan’s outstanding principal of $44.6 million ($21.2 million related to the Captain Nicholas ML and $23.4 million related to the Captain Markos NL) using cash on hand prior to the closing of the CMNL Japanese Financing (defined below) and the CNML Japanese Financing (defined below). See Note 23 below for more information.

Corsair Japanese Financing

On November 7, 2017, we refinanced a 2014-built VLGC, the Corsair, pursuant to a memorandum of agreement and a bareboat charter agreement (“Corsair Japanese Financing”). In connection therewith, we transferred the Corsair to the buyer for $65.0 million and, as part of the agreement, Corsair LPG Transport LLC, our wholly-owned subsidiary, bareboat chartered the vessel back for a period of 12 years, with purchase options from the end of year 2 onwards through a mandatory buyout by 2029. We continue to technically manage, commercially charter, and operate the Corsair. We received $52.0 million in cash as part of the transaction with $13.0 million to be retained by the buyer as a deposit (the “Corsair Deposit”), which can be used by us towards the repurchase of the vessel either pursuant to an early buyout option or at the end of the 12-year bareboat charter term. The refinancing proceeds of $52.0 million were used to prepay $30.1 million of the 2017 Bridge Loan’s then outstanding principal amount. The remaining proceeds were used to pay legal fees associated with this transaction and for general corporate purposes. The Corsair Japanese Financing is treated as a financing transaction and the VLGC continues to be recorded as an asset on our balance sheet. This debt financing has a fixed interest rate of 4.9%, not including financing costs of $0.1 million, monthly broker commission fees of 1.25% over the 12-year term on interest and principal payments made, broker commission fees of 1% of the purchase option price excluding the Corsair Deposit, and a monthly fixed straight-line principal obligation of approximately $0.3 million over the 12-year term with a balloon payment of $13.0 million.

Concorde Japanese Financing

On January 31, 2018, we refinanced a 2015-built VLGC, the Concorde, pursuant to a memorandum of agreement and a bareboat charter agreement. In connection therewith, we transferred the Concorde to the buyer for $70.0 million and, as part of the agreement, Concorde LPG Transport LLC, our wholly-owned subsidiary, bareboat chartered the vessel back for a period of 13 years, with purchase options from the end of year 3 onwards through a mandatory buyout by 2031. We continue to technically manage, commercially charter, and operate the Concorde. We received $56.0 million in cash as part of the transaction with $14.0 million to be retained by the buyer as a deposit (the “Concorde Deposit”), which can be used by us towards the repurchase of the vessel either pursuant to an early buyout option or at the end of the 13-year bareboat charter term. The refinancing proceeds of $56.0 million were used to prepay $35.1 million of the 2015 Debt Facility’s then outstanding principal amount. Pursuant to the 2015 Debt Facility Amendment and in conjunction with this prepayment, $1.6 million of restricted cash was released under the 2015 Debt Facility. The remaining proceeds were, or will be, used to pay legal fees associated with this transaction and for general corporate purposes. This transaction is treated as a financing transaction and the Concorde continues to be recorded as an asset on our balance sheet. This debt financing has a fixed interest rate of 4.9%, not including estimated financing costs of $0.1 million, monthly broker commission fees of 1.25% over the 13-year term on interest and principal payments made, broker commission fees of 1% of an exercised purchase option excluding the Concorde Deposit, and a monthly fixed straight-line principal obligation of approximately $0.3 million over the 13-year term with a balloon payment of $14.0 million.

Corvette Japanese Financing

On March 16, 2018, we refinanced a 2015-built VLGC, the Corvette, pursuant to a memorandum of agreement and a bareboat charter agreement. In connection therewith, we transferred the Corvette to the buyer for $70.0 million and, as part of the agreement, Corvette LPG Transport LLC, our wholly-owned subsidiary, bareboat chartered the vessel back for a period of 13 years, with purchase options from the end of year 3 onwards through a mandatory buyout by 2031. We continue to technically manage, commercially charter, and operate the Corvette. We received $56.0 million in cash as part of the transaction with $14.0 million to be retained by the buyer as a deposit (the “Corvette Deposit”), which can be used by us towards the repurchase of the vessel either pursuant to an early buyout option or at the end of the 13-year bareboat charter term. The refinancing proceeds of $56.0 million were used to prepay $33.7 million of the 2015 Debt Facility’s then outstanding principal amount. Pursuant to the 2015 Debt Facility Amendment and in conjunction with this prepayment, $1.6 million of restricted cash was released under the 2015 Debt Facility. The remaining proceeds were, or will be, used to pay legal fees associated with this transaction and for general corporate purposes. This transaction is treated as a financing transaction and the Corvette continues to be recorded as an asset on our balance sheet. This debt financing has a fixed interest rate of 4.9%, not including estimated financing costs of $0.1 million, monthly broker commission fees of 1.25% over the 13-year term on interest and principal payments made, broker commission fees of 1% of an exercised purchase option excluding the Corvette Deposit, and a monthly fixed straight-line principal obligation of approximately $0.3 million over the 13-year term with a balloon payment of $14.0 million.

Debt Obligations

The table below presents our debt obligations:

RBS Loan Facility	March 31, 2018	March 31, 2017
Tranche A	$—	$34,000,000
Tranche B	—	25,570,000
Tranche C	—	40,312,500
Total RBS Loan Facility	$—	$99,882,500

2017 Bridge Loan	$66,940,405	$—
Corsair Japanese Financing	$50,645,833	$—
Concorde Japanese Financing	$55,192,308	$—
Corvette Japanese Financing	$55,730,769	$—

2015 Debt Facility
Commercial Financing	$187,989,229	$227,512,277
KEXIM Direct Financing	141,004,162	175,773,718
KEXIM Guaranteed	145,348,064	177,680,534
K-sure Insured	72,313,416	89,253,699
Total 2015 Debt Facility	$546,654,871	$670,220,228

Total debt obligations	$775,164,186	$770,102,728
Less: deferred financing fees	16,061,034	20,138,480
Debt obligations—net of deferred financing fees	$759,103,152	$749,964,248

Presented as follows:
Current portion of long-term debt	$65,067,569	$65,978,785
Long-term debt—net of current portion and deferred financing fees	694,035,583	683,985,463
Total	$759,103,152	$749,964,248

Deferred Financing Fees

The analysis and movement of deferred financing fees is presented in the table below:

Financing
costs
Balance, April 1, 2016	$23,748,116
Additions	99,785
Amortization	(3,709,421)
Balance, March 31, 2017	$20,138,480
Additions	3,255,859
Amortization	(7,506,509)
Gain on early extinguishment of debt	173,204
Balance, March 31, 2018	$16,061,034

Additions represent financing costs associated with the 2015 Debt Facility, 2017 Bridge Loan, Corsair Japanese Financing, Concorde Japanese Financing, and Corvette Japanese Financing for the years ended March 31, 2018 and

2017, which have been deferred and are amortized over the life of the respective agreements and are included as part of interest expense in the consolidated statements of operations.

Future Cash Payments for Debt

The minimum annual principal payments, in accordance with the loan agreements, required to be made after March 31, 2018 are as follows:

Year ending March 31:
2019	$65,067,569
2020	63,968,442
2021	63,968,442
2022	202,751,210
2023	51,666,827
Thereafter	327,741,696
Total	$775,164,186

10. Common Stock

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

Refer to Note 11 below for shares granted under the equity incentive plan during the years ended March 31, 2018, 2017, and 2016.

11. Stock-Based Compensation Plans

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

During the year ended March 31, 2017, we granted 250,000 shares of restricted stock to certain of our officers and employees. One-fourth of these restricted shares vested immediately on the grant date, one-fourth vested one year after grant date, one-fourth will vest two years after grant date, and one-fourth will vest three years after grant date. The restricted shares were valued at their grant date fair market value and expensed on a straight-line basis over the vesting periods.

During the year ended March 31, 2018, we granted 259,800 shares of restricted stock to certain of our officers and employees. One-fourth of these restricted shares vested immediately on the grant date, one-fourth will vest one year after grant date, one-fourth will vest two years after grant date, and one-fourth will vest three years after grant date. The restricted shares were valued at their grant date fair market value and expensed on a straight-line basis over the vesting periods.

During the years ended March 31, 2018 and 2017, we granted 31,800 and 31,770 shares of stock, respectively, to our non-executive directors, which were valued and expensed at their grant date fair market value. There were no shares granted to our non-executive directors during the year ended March 31, 2016.

During the years ended March 31, 2018 and 2017, we granted 6,360 and 2,938 shares of stock, respectively, to a non-employee consultant, which were valued and expensed at their grant date fair market value. There were no shares granted to this non-employee consultant during the year ended March 31, 2016.

Our stock-based compensation expense was $5.1 million, $4.4 million and $4.1 million (including accrued stock-based compensation of $0.5 million for our board of directors) for the years ended March 31, 2018, 2017, and 2016, respectively, and is included within general and administrative expenses in our accompanying consolidated statements of operations. Unrecognized compensation cost as of March 31, 2018 was $6.4 million and the expense will be recognized over a remaining weighted average life of 1.51 years.

A summary of the activity of our restricted shares as of March 31, 2018 and 2017 and changes during the years ended March 31, 2018 and 2017, are as follows:

		Weighted-Average
		Grant-Date
Incentive Share Awards	Numbers of Shares	Fair Value
Unvested as of April 1, 2016	929,000	$19.70
Granted	284,708	7.82
Vested	(97,208)	7.82
Forfeited	(1,875)	7.82
Unvested as of March 31, 2017	1,114,625	$17.72
Granted	297,960	7.36
Vested	(481,538)	15.42
Forfeited	(12,703)	10.39
Unvested as of March 31, 2018	918,344	$15.67

12. Revenues

Revenues comprise the following:

	Year ended
	March 31, 2018	March 31, 2017	March 31, 2016
Net pool revenues—related party	$106,958,576	$115,753,153	$202,918,232
Time charter revenues	50,176,166	49,474,510	38,737,172
Voyage charter revenues	2,068,491	1,296,952	46,194,134
Other revenues, net	131,527	922,556	1,358,291
Total revenues	$159,334,760	$167,447,171	$289,207,829

Net pool revenues—related party depend upon the net results of the Helios Pool, and the operating days and pool points for each vessel. Refer to Notes 2 and 3 above for further information.

Other revenues, net represent income from charterers relating to reimbursement of voyage expenses such as costs for security guards and war risk insurance.

13. Voyage Expenses

Voyage expenses comprise the following:

	Year ended
	March 31, 2018	March 31, 2017	March 31, 2016
Bunkers	$817,676	$804,371	$7,240,544
Port charges and other related expenses	539,605	886,651	2,558,697
Brokers’ commissions	631,659	684,302	1,335,584
Security cost	117,368	390,330	370,762
War risk insurances	12,310	40,704	219,261
Other voyage expenses	95,155	159,620	339,834
Total	$2,213,773	$2,965,978	$12,064,682

14. Vessel Operating Expenses

Vessel operating expenses comprise the following:

	Year ended
	March 31, 2018	March 31, 2017	March 31, 2016
Crew wages and related costs	$42,807,373	$43,724,030	$31,449,090
Spares and stores	8,730,107	9,432,845	6,403,785
Insurance	3,758,485	4,668,838	3,527,386
Repairs and maintenance costs	4,028,775	3,867,993	2,076,576
Lubricants	2,677,177	2,742,944	2,489,494
Miscellaneous expenses	2,310,727	1,671,412	1,173,659
Total	$64,312,644	$66,108,062	$47,119,990

15. Interest and Finance Costs

Interest and finance costs is comprised of the following:

	Year ended
	March 31, 2018	March 31, 2017	March 31, 2016
Interest incurred	$27,422,693	$24,695,674	$14,350,900
Amortization of financing costs	7,506,509	3,709,421	2,499,185
Other financing costs	728,843	566,847	715,942
Capitalized interest	—	—	(4,809,014)
Total	$35,658,045	$28,971,942	$12,757,013

16. Income Taxes

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

For our fiscal years ended March 31, 2018, 2017 and 2016, we believe that we qualified, and we expect to qualify, for exemption under Section 883 and as a consequence, our gross United States source shipping income will not be subject to a 4% gross basis tax.

17. Commitments and Contingencies

Operating Leases

Operating lease rent expense was as follows:

	Year ended
	March 31, 2018	March 31, 2017	March 31, 2016
Operating lease rent expense	$426,155	$415,928	$451,240

We had the following commitments as a lessee under operating leases relating to our United States, Greece and United Kingdom offices:

March 31, 2018
Less than one year	$464,594
One to three years	452,966
Total	$917,560

Fixed Time Charter Commitments

We had the following future minimum fixed time charter hire receipts based on non-cancelable long-term fixed time charter contracts:

March 31, 2018
Less than one year	$36,403,113
One to three years	25,736,365
Total	$62,139,478

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

18. Financial Instruments and Fair Value Disclosures

Our principal financial assets consist of cash and cash equivalents, amounts due from related parties, trade accounts receivable and derivative instruments. Our principal financial liabilities consist of long term debt, accounts payable, amounts due to related parties and accrued liabilities.

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

(b)

Interest rate risk:  Our long-term bank loans are based on LIBOR and hence we are exposed to movements thereto. We entered into interest rate swap agreements in order to hedge a majority of our variable interest rate exposure related to the 2015 Debt Facility.

The principal terms of our interest rate swaps are as follows:

	Transaction	Termination	Fixed	Nominal value	Nominal value
Interest rate swap	Date	Date	interest rate	March 31, 2018	March 31, 2017
2015 Debt Facility - Citibank(1)	September 2015	March 2022	1.933%	200,000,000	200,000,000
2015 Debt Facility - ING(2)	September 2015	March 2022	2.002%	50,000,000	50,000,000
2015 Debt Facility - CBA(3)	October 2015	March 2022	1.428%	60,025,000	71,250,000
2015 Debt Facility - Citibank(4)	October 2015	March 2022	1.380%	90,037,500	106,875,000
2015 Debt Facility - Citibank(5)	June 2016	March 2022	1.213%	59,276,849	67,124,650
2015 Debt Facility - Citibank(6)	June 2016	March 2022	1.161%	24,358,290	27,583,142
				483,697,639	522,832,792

(1)	Non-amortizing with a final settlement of $200 million in March 2022.
(2)	Non-amortizing with a final settlement of $50 million in March 2022.
(3)	Reduces quarterly by $2.8 million with a final settlement of $17.9 million due in March 2022.
(4)	Reduces quarterly by $4.2 million with a final settlement of $26.9 million due in March 2022.
(5)	Reduces quarterly by $2.0 million with a final settlement of $29.9 million due in March 2022.
(6)	Reduces quarterly by $0.8 million with a final settlement of $12.3 million due in March 2022.

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

	March 31, 2018		March 31, 2017
	Other non-current assets	Long-term liabilities	Other non-current assets	Long-term liabilities
Derivatives not designated as hedging instruments	Derivative instruments	Derivative instruments	Derivative instruments	Derivative instruments
Interest rate swap agreements	$14,264,899	$—	$5,843,368	$—

The effect of derivative instruments within the consolidated statement of operations for the periods presented is as follows:

Derivatives not designated as hedging instruments	Location of gain/(loss) recognized	March 31, 2018	March 31, 2017	March 31, 2016
Interest Rate Swap—Change in fair value	Unrealized gain/(loss) on derivatives	$8,421,531	$27,491,333	$(8,917,503)
Interest Rate Swap—Realized loss	Realized loss on derivatives	(1,328,886)	(13,797,478)	(6,858,126)
Gain/(loss) on derivatives, net		$7,092,645	$13,693,855	$(15,775,629)

As of March 31, 2018 and March 31, 2017, no fair value measurements for assets or liabilities under Level 1 or Level 3 were recognized in the accompanying consolidated balance sheets. We did not have any assets or liabilities measured at fair value on a non-recurring basis during the years ended March 31, 2018, 2017 and 2016.

(d)

Book values and fair values of financial instruments.  In addition to the derivatives that we are required to record at fair value on our balance sheet (see (c) above), we have other financial instruments that are carried at historical cost. These financial instruments include trade accounts receivable, amounts due from related parties, cash and cash equivalents, accounts payable, amounts due to related parties and accrued liabilities for which the historical carrying value approximates the fair value due to the short-term nature of these financial instruments. We have long-term bank debt for which we believe the historical carrying value approximates their fair value as the loans bear interest at variable interest rates, being LIBOR, which is observable at commonly quoted intervals for the full terms of the loans, and hence are considered as Level 2 items in accordance with the fair value hierarchy. We also have long-term debt related to the refinancing of the Corsair,  Concorde, and Corvette that incur interest at a fixed-rate with the initial principal amount amortized to the purchase obligation price of each vessel. The Corsair Japanese Financing, Concorde Japanese Financing, and Corvette Japanese Financing are considered Level 2 items in accordance with the fair value hierarchy and we believe the historical carrying value approximates fair value as of March 31, 2018 as the terms of the transactions are similar, including identical borrowing rates, and represents the market borrowing rate for such transactions as of March 31, 2018. Cash and cash equivalents and restricted cash are considered Level 1 items.

19. Retirement Plans

Defined Contribution Plan

United States-based employees participate in our 401(k) retirement plan and may contribute a portion of their annual compensation to a 401(k) plan on a pre-tax basis, in accordance with Internal Revenue Service guidelines. On behalf of all participants in the plan, we provide a safe harbor contribution subject to certain limitations. Employee contributions and our safe harbor contributions are vested at all times. We recognized and paid compensation expense associated with the safe harbor contributions totaling $0.1 million for each of the years ended March 31, 2018, 2017, and 2016.

Defined Benefit Plan

Our Greece-based employees have a required statutory defined benefit pension plan according to provisions of Greek law 2112/20 covering all eligible employees (the “Greece Plan”). We recognized compensation expense and recorded a corresponding liability associated with our projected benefit obligation to the Greece Plan totaling $0.1 million, $0.1 million, and $0.2 million for the years ended March 31, 2018, 2017, and 2016, respectively.

Other

We contribute to retirement accounts for certain United Kingdom-based employees based on a percentage of their annual salaries. For each of the years ended March 31, 2018, 2017, and 2016, we recognized compensation expense of $0.1 million related to these contributions.

20. Termination of Shareholder Rights Plan

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

21. Earnings/(Loss) Per Share (“EPS”)

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

The calculations of basic and diluted EPS for the periods presented were as follows:

	Year ended
(In U.S. dollars except share data)	March 31, 2018	March 31, 2017	March 31, 2016
Numerator:
Net income/(loss)	$(20,400,686)	$(1,441,815)	$129,688,382
Denominator:
Basic weighted average number of common shares outstanding	54,039,886	54,079,139	56,657,570
Effect of dilutive restricted stock	—	—	49,524
Diluted weighted average number of common shares outstanding	54,039,886	54,079,139	56,707,094
EPS:
Basic	$(0.38)	$(0.03)	$2.29
Diluted	$(0.38)	$(0.03)	$2.29

For the years ended March 31, 2018, 2017 and 2016, there were 918,344, 1,114,625 and 655,000 shares of unvested restricted stock, respectively, excluded from the calculation of diluted EPS because the effect of their inclusion would be anti-dilutive.

22. Selected Quarterly Financial Information (unaudited)

The following tables summarize the 2018 and 2017 quarterly results:

	Three months ended	Three months ended	Three months ended	Three months ended
	June 30, 2017	September 30, 2017	December 31, 2017	March 31, 2018

Revenues	$41,025,472	$34,729,021	$44,545,589	$39,034,678
Operating income/(loss)	(293,446)	(3,534,720)	6,996,104	673,447
Net income/(loss)	$(6,689,970)	$(11,915,136)	$1,670,415	$(3,465,995)
Earnings/(loss) per common share, basic and diluted	$(0.12)	$(0.22)	$0.03	$(0.06)

	Three months ended	Three months ended	Three months ended	Three months ended
	June 30, 2016	September 30, 2016	December 31, 2016	March 31, 2017

Revenues	$50,515,776	$33,611,233	$35,734,988	$47,585,174
Operating income/(loss)	12,413,266	(4,210,840)	(3,453,959)	9,244,855
Net income/(loss)	$(1,291,121)	$(7,145,558)	$5,039,624	$1,955,240
Earnings/(loss) per common share, basic and diluted	$(0.02)	$(0.13)	$0.09	$0.04

23. Subsequent Events

CJNP Japanese Financing

On June 11, 2018, we refinanced our 2007-built VLGC, the Captain John NP, pursuant to a memorandum of agreement and a bareboat charter agreement (the “CJNP Japanese Financing”). In connection therewith, we transferred the Captain John NP to the buyer for $48.3 million and, as part of the agreement, CJNP LPG Transport LLC, our wholly-owned subsidiary, bareboat chartered the vessel back for a period of 6 years, with purchase options from the end of year 2 through a mandatory buyout by 2024. We continue to technically manage, commercially charter, and operate the Captain John NP. We received $21.7 million in cash as part of the transaction with $26.6 million to be retained by the buyer as a deposit (the “CJNP Deposit”), which can be used by us towards the repurchase of the vessel either pursuant to an early buyout option or at the end of the 6-year bareboat charter term. The refinancing proceeds of $21.7 million increased our unrestricted cash after we prepaid $22.3 million of the 2017 Bridge Loan on June 4, 2018 using cash on hand prior to the closing of the CJNP Japanese Financing (see “Prepayment of the 2017 Bridge Loan” below). This transaction will be treated as a financing transaction and the Captain John NP will continue to be recorded as an asset on our balance sheet. This debt financing has a fixed interest rate of 6.0%, not including estimated financing costs of $0.1 million, monthly broker commission fees of 1.25% over the 6-year term on interest and principal payments made, broker commission fees of 1.0% of an exercised purchase option excluding the CJNP Deposit, and a monthly fixed straight-line principal obligation of approximately $0.1 million over the 6-year term with a balloon payment of $13.0 million.

CMNL Japanese Financing

On June 25, 2018, we refinanced our 2006-built VLGC, the Captain Markos NL, pursuant to a memorandum of agreement and a bareboat charter agreement. (the “CMNL Japanese Financing”) In connection therewith, we transferred the Captain Markos NL to the buyer for $45.8 million and, as part of the agreement, CMNL LPG Transport LLC, our wholly-owned subsidiary, bareboat chartered the vessel back for a period of 7 years, with purchase options from the end of year 2 through a mandatory buyout by 2025. We continue to technically manage, commercially charter, and operate the Captain Markos NL. We received $20.6 million in cash as part of the transaction with $25.2 million to be retained by the buyer as a deposit (the “CMNL Deposit”), which can be used by us towards the repurchase of the vessel either pursuant to an early buyout option or at the end of the 7-year bareboat charter term. The refinancing proceeds of $20.6 million increased our unrestricted cash after we prepaid $21.2 million of the 2017 Bridge Loan on June 20, 2018 using cash on hand prior to the closing of the CMNL Japanese Financing (see “Prepayment of the 2017 Bridge Loan” below). The remaining proceeds were, or will be, used to pay legal fees associated with this transaction and for general corporate purposes. This transaction will be treated as a financing transaction and the Captain Markos NL will continue to be recorded as an asset on our balance sheet. This debt financing has a fixed interest rate of 6.0%, not including estimated financing costs of $0.1 million, monthly broker commission fees of 1.25% over the 7-year term on interest and principal payments made, broker commission fees of 1.0% of an exercised purchase option excluding the CMNL Deposit, and a monthly fixed straight-line principal obligation of approximately $0.1 million over the 7-year term with a balloon payment of $11.0 million.

CNML Japanese Financing

On June 26, 2018, we refinanced our 2008-built VLGC, the Captain Nicholas ML, pursuant to a memorandum of agreement and a bareboat charter agreement (the “CNML Japanese Financing”). In connection therewith, we transferred the Captain Nicholas ML to the buyer for $50.8 million and, as part of the agreement, CNML LPG Transport LLC, our wholly-owned subsidiary, bareboat chartered the vessel back for a period of 7 years, with purchase options from the end of year 2 through a mandatory buyout by 2025. We continue to technically manage, commercially charter, and operate the Captain Nicholas ML. We received $22.9 million in cash as part of the transaction with $27.9 million to be retained by the buyer as a deposit (the “CNML Deposit”), which can be used by us towards the repurchase of the vessel either pursuant to an early buyout option or at the end of the 7-year bareboat charter term. The refinancing proceeds of $22.9 million increased our unrestricted cash after we prepaid $23.4 million of the 2017 Bridge Loan on June 20, 2018 using cash on hand prior to the closing of the CNML Japanese Financing (see “Prepayment of the 2017 Bridge Loan” below). The remaining proceeds were, or will be, used to pay legal fees associated with this transaction and for general corporate purposes. This transaction will be treated as a financing transaction and the Captain Nicholas ML will continue to be recorded as an asset on our balance sheet. This debt financing has a fixed interest rate of 6.0%, not including estimated financing costs of $0.1 million, monthly broker commission fees of 1.25% over the 7-year term on interest and principal payments made, broker commission fees of 1.0% of an exercised purchase option excluding the CNML Deposit, and a monthly fixed straight-line principal obligation of approximately $0.1 million over the 7-year term with a balloon payment of $13.0 million.

Prepayment of the 2017 Bridge Loan

On June 4, 2018, we prepaid $22.3 million of the 2017 Bridge Loan’s then outstanding principal using cash on hand prior to the closing of the CJNP Japanese Financing. On June 20, 2018, we prepaid the remaining 2017 Bridge Loan’s outstanding principal of $44.6 million (related to the Captain Nicholas ML and the Captain Markos NL) using cash on hand prior to the closing of the CMNL Japanese Financing and the CNML Japanese Financing.

Restricted Stock Awards

On June 15, 2018, we granted an aggregate of 200,000 shares of restricted stock to certain of our officers and employees. One-fourth of these restricted shares vested immediately on the grant date, one-fourth will vest one year after grant date, one-fourth will vest two years after grant date, and one-fourth will vest three years after grant date. The restricted shares were valued at their grant date fair market value and expensed on a straight-line basis over the vesting periods.