Form 10-Q
period 2018-06-30
DORIAN LPG LTD.
filed 2018-08-09
CIK 1596993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 7, 2018, there were 55,157,193 shares of the registrant’s common stock outstanding.

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

These risks include the risks that are identified in the “Risk Factors” section of this quarterly report and of our Annual Report on Form 10-K for the fiscal year ended March 31, 2018, and also include, among others, risks associated with the following:

•	our future operating or financial results;

•	our acquisitions, business strategy and expected capital spending or operating expenses;

•	shipping trends, including changes in charter rates, scrapping rates and vessel and other asset values;

•	factors affecting supply of and demand for liquefied petroleum gas, or LPG, shipping;

•	changes in trading patterns that impact tonnage requirements;

•	potential costs and uncertainty relating to the unsolicited proposal of BW LPG Limited to acquire the Company and contested proxy filed by BW LPG Limited and its affiliates;

•	general economic conditions and specific economic conditions in the oil and natural gas industry and the countries and regions where LPG is produced and consumed;

•	the supply of and demand for LPG, which is affected by the production levels and price of oil, refined petroleum products and natural gas, including production from U.S. shale fields;

•	completion of infrastructure projects to support marine transportation of LPG, including export terminals and pipelines;

•	changes to the supply and demand for LPG vessels as a result of the expansion of the Panama Canal;

•	oversupply of or limited demand for LPG vessels comparable to ours or higher specification vessels;

•	competition in the LPG shipping industry;

•	our ability to profitably employ our vessels, including vessels participating in the Helios Pool (defined below);

•	the failure of our or the Helios Pool’s (defined below) significant customers to perform their obligations to us or to the Helios Pool;

•	the performance of the Helios Pool;

•	the loss or reduction in business from our or the Helios Pool’s significant customers;

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

Dorian LPG Ltd.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dorian LPG Ltd.

Unaudited Condensed Consolidated Balance Sheets

(Expressed in United States Dollars, except for share data)

	As of	As of
	June 30, 2018	March 31, 2018
Assets
Current assets
Cash and cash equivalents	$65,291,784	$103,505,676
Trade receivables, net and accrued revenues	10,537	336,162
Prepaid expenses and other receivables	2,779,262	2,471,415
Due from related parties	32,807,418	26,880,720
Inventories	2,832,194	2,012,907
Total current assets	103,721,195	135,206,880
Fixed assets
Vessels, net	1,523,143,231	1,539,111,833
Other fixed assets, net	167,933	203,678
Total fixed assets	1,523,311,164	1,539,315,511
Other non-current assets
Deferred charges, net	1,526,980	1,574,522
Derivative instruments	15,972,515	14,264,899
Due from related parties—non-current	20,900,000	19,800,000
Restricted cash—non-current	35,636,500	25,862,704
Other non-current assets	80,349	85,640
Total assets	$1,701,148,703	$1,736,110,156
Liabilities and shareholders’ equity
Current liabilities
Trade accounts payable	$8,137,340	$6,329,193
Accrued expenses	5,832,861	4,702,808
Due to related parties	29,712	345,515
Deferred income	5,007,120	5,564,557
Current portion of long-term debt	63,968,414	65,067,569
Total current liabilities	82,975,447	82,009,642
Long-term liabilities
Long-term debt—net of current portion and deferred financing fees	677,684,689	694,035,583
Other long-term liabilities	1,172,243	651,569
Total long-term liabilities	678,856,932	694,687,152
Total liabilities	761,832,379	776,696,794
Commitments and contingencies
Shareholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued nor outstanding	—	—
Common stock, $0.01 par value, 450,000,000 shares authorized, 58,849,713 and 58,640,161 shares issued, 55,157,193 and 55,090,165 shares outstanding (net of treasury stock), as of June 30, 2018 and March 31, 2018, respectively	588,497	586,402
Additional paid-in-capital	859,740,325	858,109,882
Treasury stock, at cost; 3,692,520 and 3,549,996 shares as of June 30, 2018 and March 31, 2018, respectively	(36,356,446)	(35,223,428)
Retained earnings	115,343,948	135,940,506
Total shareholders’ equity	939,316,324	959,413,362
Total liabilities and shareholders’ equity	$1,701,148,703	$1,736,110,156

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dorian LPG Ltd.

Unaudited Condensed Consolidated Statements of Operations

(Expressed in United States Dollars)

	Three months ended
	June 30, 2018	June 30, 2017
Revenues
Net pool revenues—related party	$16,106,401	$28,475,359
Time charter revenues	11,467,881	12,564,655
Other revenues, net	70,000	(14,542)
Total revenues	27,644,282	41,025,472
Expenses
Voyage expenses	100,173	239,445
Vessel operating expenses	16,685,457	16,885,289
Depreciation and amortization	16,265,056	16,293,158
General and administrative expenses	8,403,286	8,534,909
Total expenses	41,453,972	41,952,801
Other income—related parties	644,517	633,883
Operating loss	(13,165,173)	(293,446)
Other income/(expenses)
Interest and finance costs	(10,374,281)	(7,477,734)
Interest income	460,973	15,816
Unrealized gain/(loss) on derivatives	1,707,616	(2,370,191)
Realized gain/(loss) on derivatives	782,565	(612,863)
Gain on early extinguishment of debt	—	4,117,364
Foreign currency loss, net	(8,258)	(68,916)
Total other income/(expenses), net	(7,431,385)	(6,396,524)
Net loss	$(20,596,558)	$(6,689,970)

Weighted average shares outstanding:
Basic and diluted	54,237,237	53,875,292

Loss per common share—basic and diluted	$(0.38)	$(0.12)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Dorian LPG Ltd.

Unaudited Condensed Consolidated Statements of Shareholders’ Equity

(Expressed in United States Dollars, except for number of shares)

	Number of			Additional
	common	Common	Treasury	paid-in	Retained
	shares	stock	stock	capital	Earnings	Total
Balance, April 1, 2017	58,342,201	$583,422	$(33,897,269)	$852,974,373	$156,341,192	$976,001,718
Net loss for the period	—	—	—	—	(6,689,970)	(6,689,970)
Restricted share award issuances	268,464	2,685	—	(2,685)	—	—
Stock-based compensation	—	—	—	1,524,217	—	1,524,217
Purchase of treasury stock	—	—	(1,084,902)	—	—	(1,084,902)
Balance, June 30, 2017	58,610,665	$586,107	$(34,982,171)	$854,495,905	$149,651,222	$969,751,063

	Number of			Additional
	common	Common	Treasury	paid-in	Retained
	shares	stock	stock	capital	Earnings	Total
Balance, April 1, 2018	58,640,161	$586,402	$(35,223,428)	$858,109,882	$135,940,506	$959,413,362
Net loss for the period	—	—	—	—	(20,596,558)	(20,596,558)
Restricted share award issuances	209,552	2,095	—	(2,095)	—	—
Stock-based compensation	—	—	—	1,632,538	—	1,632,538
Purchase of treasury stock	—	—	(1,133,018)	—	—	(1,133,018)
Balance, June 30, 2018	58,849,713	$588,497	$(36,356,446)	$859,740,325	$115,343,948	$939,316,324

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Dorian LPG Ltd.

Unaudited Condensed Consolidated Statements of Cash Flows

(Expressed in United States Dollars)

	Three months ended
	June 30, 2018	June 30, 2017
Cash flows from operating activities:
Net loss	$(20,596,558)	$(6,689,970)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	16,265,056	16,293,158
Amortization of financing costs	793,212	1,098,827
Unrealized (gain)/loss on derivatives	(1,707,616)	2,370,191
Stock-based compensation expense	1,632,538	1,524,217
Gain on early extinguishment of debt	—	(4,117,364)
Unrealized foreign currency (gain)/loss, net	133,579	(75,142)
Other non-cash items	23,370	15,689
Changes in operating assets and liabilities
Trade receivables, net and accrued revenue	325,625	8,300
Prepaid expenses and other receivables	(291,354)	(784,288)
Due from related parties	(7,026,698)	5,015,812
Inventories	(819,287)	122,335
Other non-current assets	5,291	(3,410)
Trade accounts payable	1,432,822	(2,511,722)
Accrued expenses and other liabilities	(412,057)	516,824
Due to related parties	(315,803)	22,050
Payments for drydocking costs	(1,405)	(395,189)
Net cash provided by/(used in) operating activities	(10,559,285)	12,410,318
Cash flows from investing activities:
Capital expenditures	(60,320)	(276,396)
Net cash used in investing activities	(60,320)	(276,396)
Cash flows from financing activities:
Proceeds from long-term debt borrowings	65,137,500	97,000,000
Repayment of long-term debt borrowings	(82,228,759)	(120,738,340)
Purchase of treasury stock	(461,489)	(350,279)
Financing costs paid	(160,611)	(2,541,005)
Net cash used in financing activities	(17,713,359)	(26,629,624)
Effects of exchange rates on cash and cash equivalents	(107,132)	41,195
Net decrease in cash, cash equivalents, and restricted cash	(28,440,096)	(14,454,507)
Cash, cash equivalents, and restricted cash at the beginning of the period	129,368,380	67,892,698
Cash, cash equivalents, and restricted cash at the end of the period	$100,928,284	$53,438,191

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Dorian LPG Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

(Expressed in United States Dollars)

1.  Basis of Presentation and General Information

Dorian LPG Ltd. (“Dorian”) was incorporated on July 1, 2013 under the laws of the Republic of the Marshall Islands, is headquartered in the United States and is engaged in the transportation of liquefied petroleum gas (“LPG”) worldwide. Specifically, Dorian and its subsidiaries (together “we”,  “us”, “our”, or the “Company”) are focused on owning and operating very large gas carriers (“VLGCs”), each with a cargo carrying capacity of greater than 80,000 cbm, in the LPG shipping industry. Our fleet currently consists of twenty-two VLGCs, including nineteen fuel-efficient 84,000 cbm ECO-design VLGCs (“ECO VLGCs”) and three 82,000 cbm VLGCs.

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

The accompanying unaudited interim condensed consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and related Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In our opinion, all adjustments, consisting of normal recurring items, necessary for a fair presentation of financial position, operating results and cash flows have been included in the accompanying unaudited interim condensed consolidated financial statements and related notes. The accompanying unaudited interim condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes for the year ended March 31, 2018 included in our Annual Report on Form 10-K filed with the SEC on June 27, 2018.

Our interim results are subject to seasonal and other fluctuations, and the operating results for any quarter are therefore not necessarily indicative of results that may be otherwise expected for the entire year.

Our subsidiaries as of June 30, 2018, which are all wholly-owned and are incorporated in Republic of the Marshall Islands (unless otherwise noted), are listed below.

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
Occident River Trading Limited (incorporated in UK)

Dormant Subsidiaries

Subsidiary
SeaCor LPG I LLC
SeaCor LPG II LLC
Capricorn LPG Transport LLC
Constitution LPG Transport LLC
Grendon Tanker LLC

(1)	CBM: Cubic meters, a standard measure for LPG tanker capacity
(2)	Operated pursuant to a bareboat charter agreement. Refer to Note 6 below for further information.

2.  Significant Accounting Policies

The same accounting policies have been followed in these unaudited interim condensed consolidated financial statements as were applied in the preparation of our audited financial statements for the year ended March 31, 2018 (refer to Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2018), except as discussed herein.

Accounting Pronouncements Adopted During the Three Months Ended June 30, 2018

In November 2016, the Financial Accounting Standards Board (the “FASB”) issued accounting guidance to require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The pronouncement is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and are applied using a retrospective transition method to each period presented. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows:

	June 30, 2018	March 31, 2018	June 30, 2017	March 31, 2017
Cash and cash equivalents	$65,291,784	$103,505,676	$35,363,045	$17,018,552
Restricted cash—non-current	35,636,500	25,862,704	18,075,146	50,874,146
Total cash, cash equivalents, and restricted cash	$100,928,284	$129,368,380	$53,438,191	$67,892,698

In August 2016, the FASB issued accounting guidance addressing specific cash flow statement issues with the objective of reducing the existing diversity in practice. The pronouncement is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The implementation of this guidance did not have a material effect on our condensed consolidated financial statements.

In May 2014, the FASB amended its accounting guidance for revenue recognition. The fundamental principles of the new guidance are that companies should recognize revenue in a manner that reflects the timing of the transfer of services to customers and consideration that a company expects to receive for the services provided. The amended guidance introduces a five-step process to achieve the fundamental principles and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. It also provides further guidance on applying collectability criterion to assess whether a contract is valid and represents a substantive transaction on the basis of whether a customer has the ability and intention to pay the promised consideration. The amended guidance requires additional disclosures necessary for the financial statement users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB voted to defer the effective date by one year for fiscal years beginning on or after December 15, 2017 and interim periods within that reporting period and permit early adoption of the standard, but not before the beginning of 2017. The amended guidance shall be applied either retrospectively to each period presented or as a cumulative effect adjustment as of the date of adoption. Under the amended guidance, voyage charter revenues are recognized based on load-to-discharge basis as compared to the previously used discharge-to-discharge basis, provided an agreed non-cancellable charter between the Company and the charterer is in existence, the charter rate is fixed and determinable, and collectability is reasonably assured. Additionally, voyage expenses related to voyage charters, including bunkers and port expenses, are deferred until load port and expensed on a load-to-discharge basis under the amended guidance. There is no modifications under the amended guidance for our method of recognizing net pool revenues—related party and time charter revenues. We adopted the amended guidance beginning April 1, 2018. The adoption of the amended guidance did not have any material impact on our condensed consolidated financial statements for the three months ended June 30, 2018 or for prior periods, but may impact the timing with which voyage charter revenues will be recognized in future periods.

Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued accounting guidance to update the requirements of financial accounting and reporting for lessees and lessors. The updated guidance, for lease terms of more than 12 months, will require a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize a straight-line total lease expense. Lessor accounting remains largely unchanged from current U.S. GAAP. We expect that our time charter arrangements will be subject to the requirements of the new lease guidance as we will be regarded as the lessor under these arrangements. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. In July 2018, the FASB issued amended guidance to provide entities with relief from the cost of implementing certain aspects of the new leasing guidance. Entities may elect not to recast comparative periods presented when transitioning to the new leasing guidance and, furthermore, lessors may elect not to separate lease and nonlease components when certain conditions are met. The pronouncement is effective prospectively for public business entities for annual periods beginning after December 15, 2018, and interim periods within that reporting period. Early adoption is permitted for all entities. We intend to adopt the new guidance on its required effective date of April 1, 2019 and are currently assessing the impact the amended guidance will have on our condensed consolidated financial statements.

3.  Transactions with Related Parties

Dorian (Hellas), S.A.

Dorian (Hellas) S.A. (“DHSA”) formerly provided technical, crew, commercial management, insurance and accounting services to our vessels and had agreements to outsource certain of these services to Eagle Ocean Transport Inc. (“Eagle Ocean Transport”), which is 100% owned by Mr. John C. Hadjipateras, our Chairman, President and Chief Executive Officer.

Dorian LPG (USA) LLC and its subsidiaries entered into an agreement with DHSA, retroactive to July 2014 and superseding an agreement between Dorian LPG (UK) Ltd. and DHSA, for the provision by Dorian LPG (USA) LLC and its subsidiaries of certain chartering and marine operation services to DHSA, for which income was earned and included in “Other income-related parties” totaling $0.1 million for both the three months ended June 30, 2018 and 2017, respectively.

As of June 30, 2018, $1.0 million was due from DHSA and included in “Due from related parties” in the unaudited interim condensed consolidated balance sheets included herein. As of March 31, 2018, $0.9 million was due from DHSA and included in “Due from related parties” in the audited consolidated balance sheets.

Eagle Ocean Transport incurs office-related costs on behalf of us, for which we reimbursed Eagle Ocean Transport less than $0.1 million and $0.1 million for the three months ended June 30, 2018 and 2017, respectively. Such expenses are reimbursed based on their actual cost.

Helios LPG Pool LLC

On April 1, 2015, Dorian and Phoenix began operations of the Helios Pool, which entered into pool participation agreements for the purpose of establishing and operating, as charterer, under variable rate time charters to be entered into with owners or disponent owners of VLGCs, a commercial pool of VLGCs whereby revenues and expenses are shared. We hold a 50% interest in the Helios Pool as a joint venture with Phoenix and all significant rights and obligations are equally shared by both parties. All profits of the Helios Pool are distributed to the pool participants based on pool points assigned to each vessel as variable charter hire and, as a result, there are no profits available to the equity investors as a share of equity. We have determined that the Helios Pool is a variable interest entity as it does not have sufficient equity at risk. We do not consolidate the Helios Pool because we are not the primary beneficiary and do not have a controlling financial interest. In consideration of Accounting Standards Codification (“ASC”) 810-10-50-4e, the significant factors considered and judgments made in determining that the power to direct the activities of the Helios Pool that most significantly impact the entity’s economic performance are shared, in that all significant performance activities which relate to approval of pool policies and strategies related to pool customers and the marketing of the pool for the procurement of customers for the pool vessels, addition of new pool vessels and the pool cost management, require unanimous board consent from a board consisting of two members from each joint venture investor. Further, in accordance with the guidance in ASC 810-10-25-38D, the Company and Phoenix are not related parties as defined in ASC 850 nor are they de facto agents pursuant to ASC 810-10, the power over the significant activities of the Helios Pool is shared, and no party is the primary beneficiary in the Helios Pool, or has a controlling financial interest. As of June 30, 2018, the Helios Pool operated twenty-seven VLGCs, including nineteen of our vessels, five Phoenix vessels, and three other vessels.

As of June 30, 2018, we had receivables from the Helios Pool of $52.6 million, including $20.9 million of working capital contributed for the operation of our vessels in the pool. As of March 31, 2018, we had receivables from the Helios Pool of $45.4 million (net of an amount due to Helios Pool of $0.3 million which is reflected under “Due to related Parties”), including $19.8 million of working capital contributed for the operation of our vessels in the pool. Our maximum exposure to losses from the pool as of June 30, 2018 is limited to the receivables from the pool. The Helios Pool does not have any third-party debt obligations. The Helios Pool has entered into commercial management agreements with each of Dorian LPG (UK) Ltd. and Phoenix as commercial managers and has appointed both commercial managers as the exclusive commercial managers of pool vessels. Fees for commercial management services provided by Dorian LPG (UK) Ltd. are included in “Other income-related parties” in the unaudited interim condensed consolidated statement of operations included herein and were $0.6 million and $0.5 million for the three months ended June 30, 2018 and 2017, respectively. Additionally, we receive a fixed reimbursement of expenses such as costs for security guards and war risk insurance for vessels operating in high risk areas from the Helios Pool, for which we earned $0.1 million and less than $0.1 million for the three months ended June 30, 2018, and 2017, respectively, and are included in “Other revenues, net” in the unaudited interim condensed consolidated statement of operations included herein.

Through our vessel owning subsidiaries, we have chartered vessels to the Helios Pool during the three months ended June 30, 2018 and 2017. The time charter revenue from the Helios Pool is variable depending upon the net results of the pool, operating days and pool points for each vessel. The Helios Pool enters into voyage and time charters with external parties and receives freight and related revenue and, where applicable, incurs voyage costs such as bunkers, port costs and commissions. At the end of each month, the Helios Pool calculates net pool revenues using gross revenues, less voyage expenses of all pool vessels, less fixed time charter hire for any chartered-in vessels, less the general and administrative expenses of the pool. Net pool revenues, less any amounts required for working capital of the Helios Pool, are distributed as variable rate time charter hire for the relevant vessel to participants based on pool points (vessel attributes such as cargo carrying capacity, fuel consumption, and speed are taken into consideration) and number of days the vessel participated in the pool in the period. We recognize net pool revenues on a monthly basis, when each relevant vessel has participated in the pool during the period and the amount of net pool revenues for the month can be estimated reliably. Revenue earned from the Helios Pool is presented in Note 8.

4.  Deferred Charges, Net

The analysis and movement of deferred charges is presented in the table below:

Drydocking
costs
Balance, April 1, 2018	$1,574,522
Additions	98,891
Amortization	(146,433)
Balance, June 30, 2018	$1,526,980

5.  Vessels, Net

		Accumulated
	Cost	depreciation	Net book Value
Balance, April 1, 2018	$1,728,987,980	$(189,876,147)	$1,539,111,833
Other additions	131,193	—	131,193
Depreciation	—	(16,099,795)	(16,099,795)
Balance, June 30, 2018	$1,729,119,173	$(205,975,942)	$1,523,143,231

Additions to vessels, net were largely due to capital improvements made to one of our VLGCs during the three months ended June 30, 2018. Our vessels, with a total carrying value of $1,523.1 million and $1,539.1 million as of June 30, 2018 and March 31, 2018, respectively, are first‑priority mortgaged as collateral for our long-term debt (refer to Note 6 below). No impairment loss was recorded for the periods presented.

6.  Long-term Debt

2015 Debt Facility

Refer to Note 9 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2018 for information on our $758 million debt financing facility that we entered into in March 2015 with a group of banks and financial institutions (the “2015 Debt Facility”).

2017 Bridge Loan

Refer to Note 9 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2018 for information on our $97.0 million bridge loan agreement (the “2017 Bridge Loan”) with DNB Capital LLC that we entered into on June 8, 2017. On June 4, 2018, we prepaid $22.3 million of the 2017 Bridge Loan’s then outstanding principal using cash on hand prior to the closing of the CJNP Japanese Financing (defined below). On June 20, 2018, we prepaid the remaining 2017 Bridge Loan’s outstanding principal of $44.6 million ($23.4 million related to the Captain Nicholas ML and $21.2 million related to the Captain Markos NL) using cash on hand prior to the closing of the CMNL Japanese Financing (defined below) and the CNML Japanese Financing (defined below).

Corsair Japanese Financing

On November 7, 2017, we refinanced our 2014-built VLGC, the Corsair, pursuant to a memorandum of agreement and a bareboat charter agreement (the “Corsair Japanese Financing”). Refer to Note 9 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2018 for information on the Corsair Japanese Financing.

Concorde Japanese Financing

On January 31, 2018, we refinanced our 2015-built VLGC, the Concorde, pursuant to a memorandum of agreement and a bareboat charter agreement (the “Concorde Japanese Financing”). Refer to Note 9 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2018 for information on the Concorde Japanese Financing.

Corvette Japanese Financing

On March 16, 2018, we refinanced our 2015-built VLGC, the Corvette, pursuant to a memorandum of agreement and a bareboat charter agreement (the “Corvette Japanese Financing”). Refer to Note 9 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2018 for information on the Corvette Japanese Financing.

CJNP Japanese Financing

On June 11, 2018, we refinanced our 2007-built VLGC, the Captain John NP, pursuant to a memorandum of agreement and a bareboat charter agreement (the “CJNP Japanese Financing”). In connection therewith, we transferred the Captain John NP to the buyer for $48.3 million and, as part of the agreement, CJNP LPG Transport LLC, our wholly-owned subsidiary, bareboat chartered the vessel back for a period of 6 years, with purchase options from the end of year 2 through a mandatory buyout by 2024. We continue to technically manage, commercially charter, and operate the Captain John NP. We received $21.7 million, which increased our unrestricted cash, as part of the transaction with $26.6 million to be retained by the buyer as a deposit (the “CJNP Deposit”), which can be used by us towards the repurchase of the vessel either pursuant to an early buyout option or at the end of the 6-year bareboat charter term. This transaction is treated as a financing transaction and the Captain John NP continues to be recorded as an asset on our balance sheet. This debt financing has a fixed interest rate of 6.0%, not including estimated financing costs of $0.1 million, monthly broker commission fees of 1.25% over the 6-year term on interest and principal payments made, broker commission fees of 1.0%

of an exercised purchase option excluding the CJNP Deposit, and a monthly fixed straight-line principal obligation of approximately $0.1 million over the 6-year term with a balloon payment of $13.0 million.

CMNL Japanese Financing

On June 25, 2018, we refinanced our 2006-built VLGC, the Captain Markos NL, pursuant to a memorandum of agreement and a bareboat charter agreement (the “CMNL Japanese Financing”). In connection therewith, we transferred the Captain Markos NL to the buyer for $45.8 million and, as part of the agreement, CMNL LPG Transport LLC, our wholly-owned subsidiary, bareboat chartered the vessel back for a period of 7 years, with purchase options from the end of year 2 through a mandatory buyout by 2025. We continue to technically manage, commercially charter, and operate the Captain Markos NL. We received $20.6 million, which increased our unrestricted cash, as part of the transaction with $25.2 million to be retained by the buyer as a deposit (the “CMNL Deposit”), which can be used by us towards the repurchase of the vessel either pursuant to an early buyout option or at the end of the 7-year bareboat charter term. This transaction is treated as a financing transaction and the Captain Markos NL continues to be recorded as an asset on our balance sheet. This debt financing has a fixed interest rate of 6.0%, not including estimated financing costs of $0.1 million, monthly broker commission fees of 1.25% over the 7-year term on interest and principal payments made, broker commission fees of 1.0% of an exercised purchase option excluding the CMNL Deposit, and a monthly fixed straight-line principal obligation of approximately $0.1 million over the 7-year term with a balloon payment of $11.0 million.

CNML Japanese Financing

On June 26, 2018, we refinanced our 2008-built VLGC, the Captain Nicholas ML, pursuant to a memorandum of agreement and a bareboat charter agreement (the “CNML Japanese Financing”). In connection therewith, we transferred the Captain Nicholas ML to the buyer for $50.8 million and, as part of the agreement, CNML LPG Transport LLC, our wholly-owned subsidiary, bareboat chartered the vessel back for a period of 7 years, with purchase options from the end of year 2 through a mandatory buyout by 2025. We continue to technically manage, commercially charter, and operate the Captain Nicholas ML. We received $22.9 million, which increased our unrestricted cash, as part of the transaction with $27.9 million to be retained by the buyer as a deposit (the “CNML Deposit”), which can be used by us towards the repurchase of the vessel either pursuant to an early buyout option or at the end of the 7-year bareboat charter term. This transaction is treated as a financing transaction and the Captain Nicholas ML continues to be recorded as an asset on our balance sheet. This debt financing has a fixed interest rate of 6.0%, not including estimated financing costs of $0.1 million, monthly broker commission fees of 1.25% over the 7-year term on interest and principal payments made, broker commission fees of 1.0% of an exercised purchase option excluding the CNML Deposit, and a monthly fixed straight-line principal obligation of approximately $0.1 million over the 7-year term with a balloon payment of $13.0 million.

Debt Obligations

The table below presents our debt obligations:

	June 30, 2018	March 31, 2018
2015 Debt Facility
Commercial Financing	$184,913,825	$187,989,229
KEXIM Direct Financing	137,218,158	141,004,162
KEXIM Guaranteed	141,602,690	145,348,064
K-sure Insured	70,411,604	72,313,416
Total 2015 Debt Facility	$534,146,277	$546,654,871

Japanese Financings
Corsair Japanese Financing	$49,833,333	$50,645,833
Concorde Japanese Financing	54,384,615	55,192,308
Corvette Japanese Financing	54,923,077	55,730,769
CJNP Japanese Financing	21,591,875	—
CMNL Japanese Financing	20,473,363	—
CNML Japanese Financing	22,720,387	—
Total Japanese Financings	$223,926,650	$161,568,910

2017 Bridge Loan	$—	$66,940,405

Total debt obligations	$758,072,927	$775,164,186
Less: deferred financing fees	16,419,824	16,061,034
Debt obligations—net of deferred financing fees	$741,653,103	$759,103,152

Presented as follows:
Current portion of long-term debt	$63,968,414	$65,067,569
Long-term debt—net of current portion and deferred financing fees	677,684,689	694,035,583
Total	$741,653,103	$759,103,152

Deferred Financing Fees

The analysis and movement of deferred financing fees is presented in the table below:

Financing
costs
Balance, April 1, 2018	$16,061,034
Additions	1,152,002
Amortization	(793,212)
Balance, June 30, 2018	$16,419,824

7.  Stock-Based Compensation Plans

Our stock-based compensation expense is included within general and administrative expenses in the accompanying unaudited interim condensed consolidated statements of operations and was $1.6 million and $1.5 million for the three months ended June 30, 2018 and 2017, respectively. Unrecognized compensation cost was $6.5 million as of June 30, 2018 and will be recognized over the remaining weighted average life of 1.60 years. For more information on our equity incentive plan, refer to Note 11 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2018.

In June 2018, we granted 200,000 shares of restricted stock to certain of our officers and employees. One-fourth of these restricted shares vested immediately on the grant date, one-fourth will vest one year after grant date, one-fourth will vest two years after grant date, and one-fourth will vest three years after grant date. The restricted shares were valued at their grant date fair market value and are expensed on a straight-line basis over the vesting periods.

In June 2018, we granted 7,960 shares of stock to our non-executive directors, which were valued and expensed at their grant date fair market value.

In June 2018, we granted 1,592 shares of stock to a non-employee consultant, which were valued and expensed at their grant date fair market value.

A summary of the activity of restricted shares awarded under our equity incentive plan as of June 30, 2018 and changes during the three months ended June 30, 2018, is as follows:

		Weighted-Average
		Grant-Date
Incentive Share Awards	Numbers of Shares	Fair Value
Unvested as of April 1, 2018	918,344	$15.67
Granted	209,552	8.33
Vested	(402,211)	16.04
Unvested as of June 30, 2018	725,685	$13.34

8.  Revenues

Revenues comprise the following:

	Three months ended
	June 30, 2018	June 30, 2017
Net pool revenues—related party	$16,106,401	$28,475,359
Time charter revenues	11,467,881	12,564,655
Other revenues, net	70,000	(14,542)
Total revenues	$27,644,282	$41,025,472

Net pool revenues—related party depend upon the net results of the Helios Pool, and the operating days and pool points for each vessel. Refer to Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2018.

Other revenues, net represent income from charterers relating to reimbursement of voyage expenses such as costs for security guards and war risk insurance.

9.  Financial Instruments and Fair Value Disclosures

Our principal financial assets consist of cash and cash equivalents, restricted cash amounts due from related parties, trade accounts receivable and derivative instruments. Our principal financial liabilities consist of long term debt, accounts payable, amounts due to related parties and accrued liabilities.

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

(b)

Interest rate risk:  Our long‑term bank loans are based on LIBOR and hence we are exposed to movements thereto. We entered into interest rate swap agreements in order to hedge a majority of our variable interest rate exposure related to our 2015 Debt Facility. Refer to Note 18 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2018 for information on our interest rate swap agreements related to the 2015 Debt Facility.

(c)

Fair value measurements: Interest rate swaps are stated at fair value, which is determined using a discounted cash flow approach based on market‑based LIBOR swap yield rates. LIBOR swap rates are observable at commonly quoted intervals for the full terms of the swaps and, therefore, are considered Level 2 items in accordance with the fair value hierarchy. The fair value of the interest rate swap agreements approximates the amount that we would have to pay or receive for the early termination of the agreements. The following table summarizes the location on the balance sheet of the financial assets and liabilities that are carried at fair value on a recurring basis, which comprise our financial derivatives all of which are considered Level 2 items in accordance with the fair value hierarchy:

	June 30, 2018		March 31, 2018
	Other non-current assets	Long-term liabilities	Other non-current assets	Long-term liabilities
Derivatives not designated as hedging instruments	Derivative instruments	Derivative instruments	Derivative instruments	Derivative instruments
Interest rate swap agreements	$15,972,515	$—	$14,264,899	$—

The effect of derivative instruments within the unaudited interim condensed consolidated statements of operations included herein for the periods presented is as follows:

		Three months ended
Derivatives not designated as hedging instruments	Location of gain/(loss) recognized	June 30, 2018	June 30, 2017
Interest Rate Swap—Change in fair value	Unrealized gain/(loss) on derivatives	$1,707,616	$(2,370,191)
Interest Rate Swap—Realized gain/(loss)	Realized gain/(loss) on derivatives	782,565	(612,863)
Gain/(loss) on derivatives, net		$2,490,181	$(2,983,054)

As of June 30, 2018 and March 31, 2018, no fair value measurements for assets or liabilities under Level 1 or Level 3 were recognized in the accompanying consolidated balance sheets. We did not have any other assets or liabilities measured at fair value on a non-recurring basis during the three months ended June 30, 2018 and 2017.

(d)

Book values and fair values of financial instruments:   In addition to the derivatives that we are required to record at fair value on our balance sheet (see (c) above), we have other financial instruments that are carried at historical cost. These financial instruments include trade accounts receivable, amounts due from related parties, cash and cash equivalents, accounts payable, amounts due to related parties and accrued liabilities for which the historical carrying value approximates the fair value due to the short-term nature of these financial instruments. Cash and cash equivalents and restricted cash are considered Level 1 items. We have long-term bank debt for which we believe the historical carrying value approximates their fair value as the loans bear interest at variable interest rates, being LIBOR, which is observable at commonly quoted intervals for the full terms of the loans, and hence are considered as Level 2 items in accordance with the fair value hierarchy. We also have long-term debt related to the Corsair Japanese Financing, Concorde Japanese Financing, Corvette Japanese Financing, CJNP Japanese Financing, CMNL Japanese Financing, and CNML Japanese Financing (collectively the “Japanese Financings”) that incur interest at a fixed-rate with the initial principal amount amortized to the purchase obligation price of each vessel. The Japanese Financings are considered Level 2 items in accordance with the fair value hierarchy and the fair value of each is based on a discounted cash flow analysis using current observable interest rates. The following table summarizes the carrying value and estimated fair value of the Japanese Financings as of:

	June 30, 2018		March 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Corsair Japanese Financing	$49,833,333	$46,584,864	$50,645,833	$50,645,833
Concorde Japanese Financing	54,384,615	50,574,308	55,192,308	55,192,308
Corvette Japanese Financing	54,923,077	51,046,026	55,730,769	55,730,769
CJNP Japanese Financing	21,591,875	21,508,713	—	—
CMNL Japanese Financing	20,473,363	20,395,106	—	—
CNML Japanese Financing	$22,720,387	$22,629,188	$—	$—

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

The calculations of basic and diluted EPS for the periods presented are as follows:

	Three months ended
(In U.S. dollars except share data)	June 30, 2018	June 30, 2017
Numerator:
Net loss	$(20,596,558)	$(6,689,970)
Denominator:
Basic and diluted weighted average number of common shares outstanding	54,237,237	53,875,292
EPS:
Basic and diluted	$(0.38)	$(0.12)

For the three months ended June 30, 2018 and 2017, there were 725,685 and 1,029,266 shares of unvested restricted stock, respectively, which were excluded from the calculation of diluted EPS because the effect of their inclusion would be anti-dilutive.

11.  Commitments and Contingencies

Operating Leases

Operating lease rent expense was as follows:

	Three months ended
	June 30, 2018	June 30, 2017
Operating lease rent expense	$127,482	$106,192

We had the following commitments as a lessee under operating leases relating to our United States, Greece and United Kingdom offices:

June 30, 2018
Less than one year	$466,647
One to three years	483,459
Three to five years	393,715
Total	$1,343,821

Fixed Time Charter Contracts

We had the following future minimum fixed time charter hire receipts based on non-cancelable long-term fixed time charter contracts:

June 30, 2018
Less than one year	$32,713,113
One to three years	17,666,365
Total	$50,379,478

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward‑looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under “Item 1A. Risk Factors” herein and in our Annual Report on Form 10-K for the year ended March 31, 2018, our actual results may differ materially from those anticipated in these forward‑looking statements. Please also see the section “Forward-Looking Statements” included in this quarterly report.

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

On April 1, 2015, Dorian and Phoenix began operations of the Helios Pool, which entered into pool participation agreements for the purpose of establishing and operating, as charterer, under a variable rate time charter to be entered into with owners or disponent owners of VLGCs, a commercial pool of VLGCs whereby revenues and expenses are shared. The vessels entered into the Helios Pool may operate either in the spot market, pursuant to contracts of affreightment, or COAs, or on time charters of two years' duration or less. As of August 7, 2018, nineteen of our twenty-two VLGCs were employed in the Helios Pool.

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

We pursue a balanced chartering strategy by employing our vessels on a mix of multi-year time charters, some of which may include a profit-sharing component, shorter-term time charters, spot market voyages and COAs. Currently, three of our VLGCs are on fixed-rate time charters outside of the Helios Pool and four of our VLGCs are on Pool-TCO within the Helios Pool. See “Our Fleet” below for more information and the definition of Pool-TCO.

Selected Financial Data

The following table presents our selected financial data and other information for the three months ended June 30, 2018 and 2017, and as of June 30, 2018 and March 31, 2018, and should be read in conjunction with our unaudited interim condensed consolidated financial statements and other financial information included in this quarterly report.

	Three months ended
(in U.S. dollars, except fleet data)	June 30, 2018	June 30, 2017
Statement of Operations Data
Revenues	$27,644,282	$41,025,472
Expenses
Voyage expenses	100,173	239,445
Vessel operating expenses	16,685,457	16,885,289
Depreciation and amortization	16,265,056	16,293,158
General and administrative expenses	8,403,286	8,534,909
Total expenses	41,453,972	41,952,801
Other income—related parties	644,517	633,883
Operating loss	(13,165,173)	(293,446)
Other income/(expenses)
Interest and finance costs	(10,374,281)	(7,477,734)
Interest income	460,973	15,816
Unrealized gain/(loss) on derivatives	1,707,616	(2,370,191)
Realized gain/(loss) on derivatives	782,565	(612,863)
Gain on early extinguishment of debt	—	4,117,364
Foreign currency loss, net	(8,258)	(68,916)
Total other income/(expenses), net	(7,431,385)	(6,396,524)
Net loss	$(20,596,558)	$(6,689,970)
Loss per common share—basic and diluted	$(0.38)	$(0.12)
Other Financial Data
Adjusted EBITDA(1)	$5,185,136	$17,470,829
Fleet Data
Calendar days(2)	2,002	2,002
Available days(3)	1,991	2,002
Operating days(4)(7)	1,664	1,794
Fleet utilization(5)(7)	83.6%	89.6%
Average Daily Results
Time charter equivalent rate(6)(7)	$16,553	$22,735
Daily vessel operating expenses(8)	$8,334	$8,434

	Dorian LPG Ltd.
	As of	As of
(in U.S. dollars)	June 30, 2018	March 31, 2018
Balance Sheet Data
Cash and cash equivalents	$65,291,784	$103,505,676
Restricted cash—non-current	35,636,500	25,862,704
Total assets	1,701,148,703	1,736,110,156
Current portion of long-term debt	63,968,414	65,067,569
Long-term debt—net of current portion and deferred financing fees(9)	677,684,689	694,035,583
Total liabilities	761,832,379	776,696,794
Total shareholders’ equity	$939,316,324	$959,413,362

(1)

Adjusted EBITDA is an unaudited non-U.S. GAAP financial measure and represents net income/(loss) before interest and finance costs, unrealized (gain)/loss on derivatives, realized (gain)/loss on derivatives, gain on early extinguishment of debt, stock-based compensation expense, impairment, and depreciation and amortization and is used as a supplemental financial measure by management to assess our financial and operating performance. We believe that adjusted EBITDA assists our management and investors by increasing the comparability of our performance from period to period. This increased comparability is achieved by excluding the potentially disparate effects between periods of derivatives, interest and finance costs, gain on early extinguishment of debt, stock-based compensation expense, impairment, and depreciation and amortization expense, which items are affected by various and possibly changing financing methods, capital structure and historical cost basis and which items may significantly affect net income/(loss) between periods. We believe that including adjusted EBITDA as a financial and operating measure benefits investors in selecting between investing in us and other investment alternatives.

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

The following table sets forth a reconciliation of net loss to Adjusted EBITDA (unaudited) for the periods presented:

	Three months ended
	June 30, 2018	June 30, 2017
(in U.S. dollars)
Net loss	$(20,596,558)	$(6,689,970)
Interest and finance costs	10,374,281	7,477,734
Unrealized (gain)/loss on derivatives	(1,707,616)	2,370,191
Realized (gain)/loss on derivatives	(782,565)	612,863
Gain on early extinguishment of debt	—	(4,117,364)
Stock-based compensation expense	1,632,538	1,524,217
Depreciation and amortization	16,265,056	16,293,158
Adjusted EBITDA	$5,185,136	$17,470,829

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

(6)

Time charter equivalent rate, or TCE rate, is a non-U.S. GAAP measure of the average daily revenue performance of a vessel. TCE rate is a shipping industry performance measure used primarily to compare period‑to‑period changes in a shipping company’s performance despite changes in the mix of charter types (such as time charters, voyage charters) under which the vessels may be employed between the periods. Our method of calculating TCE rate is to divide revenue net of voyage expenses by operating days for the relevant time period, which may not be calculated the same by other companies.

The following table sets forth a reconciliation of revenues to TCE rate (unaudited) for the periods presented:

	Three months ended
(in U.S. dollars, except operating days)	June 30, 2018	June 30, 2017
Numerator:
Revenues	$27,644,282	$41,025,472
Voyage expenses	(100,173)	(239,445)
Time charter equivalent	$27,544,109	$40,786,027

Denominator:
Operating days	1,664	1,794
TCE rate:
Time charter equivalent rate	$16,553	$22,735

(7)

We determine operating days for each vessel based on the underlying vessel employment, including our vessels in the Helios Pool, or the Company Methodology. If we were to calculate operating days for each vessel within the Helios Pool as a variable rate time charter, or the Alternate Methodology, our operating days and fleet utilization would be increased with a corresponding reduction to our TCE rate. Operating data using both methodologies since the inception of the Helios Pool is as follows:

	Three months ended
	June 30, 2018	June 30, 2017
Company Methodology:
Operating Days	1,664	1,794
Fleet Utilization	83.6%	89.6%
Time charter equivalent	$16,553	$22,735

Alternate Methodology:
Operating Days	1,990	2,002
Fleet Utilization	99.9%	100.0%
Time charter equivalent	$13,841	$20,373

We believe that the Company Methodology using the underlying vessel employment provides more meaningful insight into market conditions and the performance of our vessels.

(8)	Daily vessel operating expenses are calculated by dividing vessel operating expenses by calendar days for the relevant time period.

(9)	Long-term debt is net of deferred financing fees of $16.4 million and, $16.1 million as of June 30, 2018 and March 31, 2018, respectively.

Our Fleet

The following table sets forth certain information regarding our fleet as of August 7, 2018.

	Capacity			ECO		Charter
	(Cbm)	Shipyard	Year Built	Vessel(1)	Employment	Expiration(2)
VLGCs
Captain Markos NL(3)	82,000	Hyundai	2006	—	Time Charter(4)	Q4 2019
Captain John NP(3)	82,000	Hyundai	2007	—	Pool-TCO(5)	Q3 2018
Captain Nicholas ML(3)	82,000	Hyundai	2008	—	Pool-TCO(5)	Q3 2018
Comet	84,000	Hyundai	2014	X	Time Charter(6)	Q3 2019
Corsair(3)	84,000	Hyundai	2014	X	Pool(7)	—
Corvette(3)	84,000	Hyundai	2015	X	Pool(7)	—
Cougar	84,000	Hyundai	2015	X	Pool(7)	—
Concorde(3)	84,000	Hyundai	2015	X	Pool-TCO(5)	Q1 2019
Cobra	84,000	Hyundai	2015	X	Pool-TCO(5)	Q4 2018
Continental	84,000	Hyundai	2015	X	Pool(7)	—
Constitution	84,000	Hyundai	2015	X	Pool(7)	—
Commodore	84,000	Hyundai	2015	X	Pool(7)	—
Cresques	84,000	Daewoo	2015	X	Pool(7)	—
Constellation	84,000	Hyundai	2015	X	Pool(7)	—
Cheyenne	84,000	Hyundai	2015	X	Pool(7)	—
Clermont	84,000	Hyundai	2015	X	Pool(7)	—
Cratis	84,000	Daewoo	2015	X	Pool(7)	—
Chaparral	84,000	Hyundai	2015	X	Pool(7)	—
Copernicus	84,000	Daewoo	2015	X	Pool(7)	—
Commander	84,000	Hyundai	2015	X	Time Charter(8)	Q4 2020
Challenger	84,000	Hyundai	2015	X	Pool(7)	—
Caravelle	84,000	Hyundai	2016	X	Pool(7)	—
Total	1,842,000

(1)	Represents vessels with very low revolutions per minute, long‑stroke, electronically controlled engines, larger propellers, advanced hull design, and low friction paint.

(2)	Represents calendar year quarters.

(3)	Operated pursuant to a bareboat chartering agreement. See Note 6 to our unaudited condensed consolidated financial statements included herein.

(4)	Currently on time charter with an oil major that began in December 2014.

(5)

“Pool-TCO” indicates that the vessel is operated in the Helios Pool on a time charter out to a third party and receives as charter hire a portion of the net revenues of the pool calculated according to a formula based on the vessel’s pro rata performance in the pool.

(6)	Currently on time charter with an oil major that began in July 2014.

(7)

“Pool” indicates that the vessel operates in the Helios Pool on a voyage charter with a third party and receives as charter hire a portion of the net revenues of the pool calculated according to a formula based on the vessel’s pro rata performance in the pool.

(8)	Currently on time charter with a major oil company that began in November 2015.

Results of Operations – For the three months ended June 30, 2018 as compared to the three months ended June 30, 2017

Revenues

The following table compares our Revenues for the three months ended June 30:

			Increase /	Percent
	2018	2017	(Decrease)	Change

Net pool revenues—related party	$16,106,401	$28,475,359	$(12,368,958)	(43.4)%
Time charter revenues	11,467,881	12,564,655	(1,096,774)	(8.7)%
Other revenues, net	70,000	(14,542)	84,542	NM
Total	$27,644,282	$41,025,472	$(13,381,190)	(32.6)%

Revenues, which represent net pool revenues—related party, time charters, voyage charters and other revenues earned by our vessels, were $27.6 million for the three months ended June 30, 2018, a decrease of $13.4 million, or 32.6%, from $41.0 million for the three months ended June 30, 2017. The decrease is primarily attributable to a decrease in average TCE rates and fleet utilization. Average TCE rates decreased from $22,735 for the three months ended June 30, 2017 to $16,553 for the three months ended June 30, 2018, primarily as a result of both higher bunker prices and slightly reduced spot market rates during the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. The average price of heavy fuel oil (expressed as U.S. dollars per metric tonnes) from Singapore and Fujairah increased from $309 during the three months ended June 30, 2017 to $433 during the three months ended June 30, 2018. The Baltic Exchange Liquid Petroleum Gas Index, an index published daily by the Baltic Exchange for the spot market rate for the benchmark Ras Tanura-Chiba route (expressed as U.S. dollars per metric ton), averaged $26.390 during the three months ended June 30, 2018 compared to an average of $28.813 for the three months ended June 30, 2017. Our fleet utilization decreased from 89.6% during the three months ended June 30, 2017 to 83.6% during the three months ended June 30, 2018, as we attempted to avoid chartering at unsatisfactory rates.

Vessel Operating Expenses

Vessel operating expenses were $16.7 million during the three months ended June 30, 2018, or $8,334 per vessel per calendar day, which is calculated by dividing vessel operating expenses by calendar days for the relevant time-period for the vessels that were in our fleet. This was a decrease of $0.2 million, or 1.2%, from $16.9 million for the three months ended June 30, 2017. Vessel operating expenses per vessel per calendar day decreased by $100 from $8,434 for the three months ended June 30, 2017 to $8,334 for the three months ended June 30, 2018. The decrease in vessel operating expenses for the three months ended June 30, 2018, when compared with the three months ended June 30, 2017, was primarily the result of a $0.8 million, or $413 per vessel per calendar day, reduction of crew wages and related costs, partially offset by a $0.7 million, or $336 per vessel per calendar day, increase in spares, stores, and repairs and maintenance costs.

General and Administrative Expenses

General and administrative expenses were $8.4 million for the three months ended June 30, 2018, a decrease of $0.1 million, or 1.5%, from $8.5 million for the three months ended June 30, 2017. The decrease was mainly due to reduction of $0.6 million in cash bonuses to various employees, partially offset by increases of $0.1 million in stock-based compensation and $0.4 million in other general and administrative expenses.

Interest and Finance Costs

Interest and finance costs amounted to $10.4 million for the three months ended June 30, 2018, an increase of $2.9 million, or 38.7%, from $7.5 million for the three months ended June 30, 2017. The increase of $2.9 million during this period was due to an increase of $3.1 million in interest incurred on our long-term debt, primarily resulting from (i) an increase in LIBOR, (ii) an increase in margin on the 2017 Bridge Loan and (iii) an increase in average indebtedness, partially offset by a reduction of $0.2 million in amortization of deferred financing fees and loan expenses. Average indebtedness, excluding deferred financing fees, increased from $759.6 million for the three months ended June 30, 2017 to $768.8 million for the three months ended June 30, 2018. As of June 30, 2018, the outstanding balance of our long-term debt, net of deferred financing fees of $16.4 million, was $741.7 million.

Unrealized Gain/(Loss) on Derivatives

Unrealized gain on derivatives was approximately $1.7 million for the three months ended June 30, 2018, compared to an unrealized loss of $2.4 million for the three months ended June 30, 2017. The favorable $4.1 million change is attributable to changes in the fair value of our interest rate swaps caused by changes in forward LIBOR yield curves and reductions in notional amounts.

Realized Gain/(Loss) on Derivatives

Realized gain on derivatives was approximately $0.8 million for the three months ended June 30, 2018, compared to a realized loss of $0.6 million for the three months ended June 30, 2017. The favorable $1.4 million change is attributable to increases in floating LIBOR resulting in realized gains on interest rate swaps related to the 2015 Debt Facility.

Gain on Early Extinguishment of Debt

Gain on early extinguishment of debt amounted to $4.1 million for the three months ended June 30, 2017 and was attributable to the repayment of our loan facility with the Royal Bank of Scotland, net of deferred financing fees. There was no gain on early extinguishment of debt for the three months ended June 30, 2018.

Liquidity and Capital Resources

Our business is capital intensive, and our future success depends on our ability to maintain a high‑quality fleet. As of June 30, 2018, we had cash and cash equivalents of $65.3 million and restricted cash of $35.6 million.

Our primary sources of capital during the three months ended June 30, 2018 were (i) $22.9 million in proceeds from the refinancing of the Captain Nicholas ML, (ii) $21.7 million in proceeds from the refinancing of the Captain John NP, and (iii) $20.6 million in proceeds from the refinancing of the Captain Markos NL. Proceeds from the refinancings of the Captain John NP,  Captain Markos ML, and Captain Nicholas ML were used to prepay the 2017 Bridge Loan.

On June 4, 2018, we prepaid $22.3 million of the 2017 Bridge Loan’s then outstanding principal using cash on hand prior to the closing of the CJNP Japanese Financing. Refer to Note 6 to our unaudited interim condensed consolidated financial statements included herein for further details on the prepayment of the 2017 Bridge Loan.

On June 11, 2018, we entered into the CJNP Japanese Financing. The refinancing proceeds of $21.7 million increased our unrestricted cash after we prepaid $22.3 million of the 2017 Bridge Loan on June 4, 2018 using cash on hand prior to the closing of the CJNP Japanese Financing. Refer to Note 6 to our unaudited interim condensed consolidated financial statements included herein for further details on the refinancing of the Captain John NP.

On June 20, 2018, we prepaid the remaining 2017 Bridge Loan’s outstanding principal of $44.6 million (related to the Captain Nicholas ML and the Captain Markos NL) using cash on hand prior to the closing of the CMNL Japanese Financing and the CNML Japanese Financing. Refer to Note 6 to our unaudited interim condensed consolidated financial statements included herein for further details on the prepayment of the 2017 Bridge Loan.

On June 25, 2018, we entered into the CMNL Japanese Financing. The refinancing proceeds of $20.6 million increased our unrestricted cash after we prepaid $21.2 million of the 2017 Bridge Loan on June 20, 2018 using cash on hand prior to the closing of the CMNL Japanese Financing. Refer to Note 6 to our unaudited interim condensed consolidated financial statements included herein for further details on the refinancing of the Captain Markos NL.

On June 26, 2018, we entered into the CNML Japanese Financing. The refinancing proceeds of $22.9 million increased our unrestricted cash after we prepaid $23.4 million of the 2017 Bridge Loan on June 20, 2018 using cash on hand prior to the closing of the CNML Japanese Financing. Refer to Note 6 to our unaudited interim condensed consolidated financial statements included herein for further details on the refinancing of the Captain Nicholas ML.

As of June 30, 2018, the outstanding balance of our long-term debt, net of deferred financing fees of $16.4 million, was $741.7 million including $64.0 million of principal on our long-term debt scheduled to be repaid within the next twelve months.

Operating expenses, including expenses to maintain the quality of our vessels in order to comply with international shipping standards and environmental laws and regulations, the funding of working capital requirements, long-term debt repayments, and financing costs represent our short‑term, medium‑term and long‑term liquidity needs as of June 30, 2018. We anticipate satisfying our liquidity needs for at least the next twelve months with cash on hand and cash from operations. We may also seek additional liquidity through alternative sources of debt financings and/or through equity financings by way of private or public offerings. However, if these sources are insufficient to satisfy our short-term liquidity needs, or to satisfy our future medium-term or long-term liquidity needs, we may need to seek alternative sources of financing and/or modifications of our existing credit facility and financing arrangements. There is no assurance that we will be able to obtain any such financing or modifications to our existing credit facility and financing arrangements on terms acceptable to us, or at all.

Our dividend policy will also impact our future liquidity position. Marshall Islands law generally prohibits the payment of dividends other than from surplus or while a company is insolvent or would be rendered insolvent by the payment of such a dividend. In addition, under the terms of our credit facilities, we may only declare or pay any dividends from our free cash flow and may not do so if an event of default is occurring or the payment of such dividend would result in an event of default. Further, under the 2015 Debt Facility, we are temporarily restricted from paying dividends and repurchasing shares of our common stock until the earlier of (i) when we complete common stock offerings with net proceeds of at least $50.0 million and (ii) May 31, 2019.

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

Cash Flows

The following table summarizes our cash and cash equivalents provided by/(used in) operating, financing and investing activities for the three months ended June 30:

	2018	2017
Net cash provided by/(used in) operating activities	$(10,559,285)	$12,410,318
Net cash used in investing activities	(60,320)	(276,396)
Net cash used in financing activities	(17,713,359)	(26,629,624)
Net decrease in cash, cash equivalents, and restricted cash	$(28,440,096)	$(14,454,507)

Operating Cash Flows.  Net cash used in operating activities for the three months ended June 30, 2018 was $10.6 million, compared with net cash provided by operating activities of $12.4 million for the three months ended June 30, 2017. The decrease of $23.0 million is primarily related to an increased operating loss and the timing of changes in working capital mainly from amounts due from the Helios Pool.

Net cash flow from operating activities depends upon our overall profitability, market rates for vessels employed on voyage charters, charter rates agreed to for time charters, the timing and amount of payments for drydocking expenditures and unscheduled repairs and maintenance, fluctuations in working capital balances and bunker costs.

Investing Cash Flows.  Net cash used in investing activities was $0.1 million for the three months ended June 30, 2018 compared with net cash used in investing activities of $0.3 million for the three months ended June 30, 2017.

For the three months ended June 30, 2018 and 2017, net cash used in investing activities was comprised of our capital expenditures.

Financing Cash Flows.  Net cash used in financing activities was $17.7 million for the three months ended June 30, 2018, compared with $26.6 million for the three months ended June 30, 2017. For the three months ended June 30, 2018, net cash used in financing activities consisted of repayments of long-term debt of $82.2 million, payments for treasury stock repurchases of $0.5 million, and payment of debt financing costs of $0.2 million, partially offset by long-term debt borrowings of $65.1 million related to the CJNP Japanese Financing, CMNL Japanese Financing, and CNML Japanese Financing. Net cash used in financing activities for the three months ended June 30, 2017 consisted of repayments of long-term debt of $120.7 million, debt financing costs of $2.5 million, and treasury stock repurchases of $0.4 million, partially offset by a borrowing of $97.0 million related to the 2017 Bridge Loan.

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

As our vessels age and our fleet expands, our drydocking expenses will increase. We estimate the current cost of a VLGC special survey to be approximately $1.0 million per vessel (excluding any capital improvements to the vessel that may be made during such drydockings) and the cost of an intermediate survey to be approximately $100,000 per vessel. Ongoing costs for compliance with environmental regulations are primarily included as part of our drydocking and classification society survey costs. Additionally, ballast water management systems are expected to be installed on six VLGCs between July 2019 and July 2023 for approximately $0.8 million per vessel. Further, in October 2016, the International Maritime Organization (the “IMO”) set January 1, 2020 as the implementation date for vessels to comply with its low sulfur fuel oil requirement, which cuts sulfur levels from 3.5% to 0.5%. We may comply with this regulation by (i) consuming compliant fuels on board  (0.5% sulfur), which is likely to be available around the world by 2020, but likely at a higher cost; (ii) continuing to consume high-sulfur fuel oil by installing scrubbers for cleaning of the exhaust gases to levels at or below compliance with regulations; or (iii) by retrofitting vessels to be powered by liquefied natural gas or LPG, which may be a viable option subject to compliant fuel pricing  (0.5% sulfur). Such costs of compliance with the IMO’s low sulfur fuel oil requirement may be significant. We are not aware of any other future regulatory changes or environmental laws that we expect to have a material impact on our current or future results of operations that we have not already considered. Please see “Item 1A. Risk Factors—Risks Relating to Our Company—We are subject to regulation and liability, including environmental laws, which could require significant expenditures and adversely affect our financial conditions and results of operations” and  “Item 1A. Risk Factors—Risks Relating to Our Company—We may incur increasing costs for the drydocking, maintenance or replacement of our vessels as they age, and, as our vessels age, the risks associated with older vessels could adversely affect our ability to obtain profitable charters” in our Annual Report on Form 10-K for the year ended March 31, 2018.

Debt Agreements

For information relating to our secured term loan facilities, refer to Notes 9 and 23 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2018 and Note 6 to our unaudited interim condensed consolidated financial statements for the three months ended June 30, 2018 included herein.

Off-Balance Sheet Arrangements

We currently do not have any off‑balance sheet arrangements.

Critical Accounting Policies and Estimates

The following is an update to the Critical Accounting Estimates set forth in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended March 31, 2018.

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

As of June 30, 2018, independent appraisals of our VLGC fleet had indicators of impairment in accordance with ASC 360 Property, Plant, and Equipment. We determined estimated net operating cash flows for our VLGCs by applying various assumptions regarding future time charter equivalent revenues net of commissions, operating expenses, scheduled drydockings, expected offhire and scrap values. These assumptions were based on historical data as well as future expectations. We estimated spot market rates by obtaining the trailing 10-year historical average spot market rates, as published by maritime industry researchers. Estimated outflows for operating expenses and drydocking expenses were based on historical and budgeted costs and were adjusted for assumed inflation. Utilization was based on our historical levels achieved in the spot market and estimates of a residual value consistent with scrap rates used in management's evaluation of scrap value. Such estimates and assumptions regarding expected net operating cash flows require considerable judgment and were based upon historical experience, financial forecasts and industry trends and conditions. Therefore, based on this analysis, we concluded that no impairment charge was necessary because we believe the vessel carrying values are recoverable. No impairment charges were recognized for the three months ended June 30, 2018.

In addition, we performed a sensitivity analysis as of June 30, 2018 to determine the effect on recoverability of changes in TCE rates. The sensitivity analysis suggests that we would not incur an impairment charge on any of our twenty-two VLGCs if daily TCE rates based on the 10-year historical average spot market rates were reduced by 25%. An impairment charge of approximately $22.1 million on three of our VLGCs would be triggered by a reduction of 30% in the 10-year historical average spot market rates. The amount, if any, and timing of any impairment charges we may recognize in the future will depend upon the then current and expected future charter rates and vessel values, which may differ materially from those used in our estimates as of June 30, 2018.

Recent Accounting Pronouncements

Refer to Note 2 to our unaudited interim condensed consolidated financial statements included herein for a discussion of recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For additional discussion of our exposure to market risk, refer to “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” included in our Annual Report on Form 10-K for the year ended March 31, 2018.

Interest Rate Risk

The LPG shipping industry is capital intensive, requiring significant amounts of investment. Much of this investment is provided in the form of long-term debt. Our 2015 Debt Facility agreement contains interest rates that fluctuate with LIBOR. We have entered into interest rate swap agreements to hedge a majority of our exposure to fluctuations of interest rate risk associated with our 2015 Debt Facility. We have hedged $250 million of non-amortizing principal and $223.9 million of amortizing principal of the 2015 Debt Facility as of June 30, 2018 and thus increasing interest rates could adversely impact our future earnings due to additional interest expense on our unhedged debt. For the 12 months following June 30, 2018, a hypothetical increase or decrease of 20 basis points in the underlying LIBOR rates would result in an increase or decrease of our interest expense on all of our non-hedged interest bearing debt by approximately $0.1 million assuming all other variables are held constant.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of June 30, 2018. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those internal control systems determined to be effective can provide only a level of reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. The following is an update to the risk factors that may cause actual results to differ materially from those anticipated as set forth in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2018.

We are subject to a disruptive unsolicited acquisition proposal and proxy contest.

BW LPG Limited (“BW”) has made an unsolicited proposal to acquire all of our outstanding common stock and has, along with its affiliates, commenced a proxy contest to replace three members of our board of directors with BW nominees. BW’s unsolicited acquisition proposal and proxy contest may require us to incur significant costs, and may disrupt our business and operations by causing uncertainty among and the potential loss of current and prospective employees, counterparties, and other constituencies important to our success, which could negatively impact our business and financial results. The price of our common stock may be volatile and could be subject to price fluctuations due to the uncertainty associated with the unsolicited proposal and proxy contest.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

 The table below sets forth information regarding our purchases of our common stock during the quarterly period ended June 30, 2018:

Total
Number of
Shares
Purchased as
			Part of	Maximum Dollar
	Total		Publicly	Value of Shares
	Number	Average	Announced	that May Yet Be
	of Shares	Price Paid	Plans or	Purchased Under the
Period	Purchased	Per Share	Programs	Plan or Programs
April 1 to 30, 2018	—	$—	—	$—
May 1 to 31, 2018	—	—	—	—
June 1 to 30, 2018	142,524	7.95	—	—
Total	142,524	$7.95	—	$—

Purchases of our common stock during the quarterly period ended June 30, 2018 represent our shares of common stock reacquired in satisfaction of tax withholding obligations upon vesting of employee restricted equity awards.

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

Dorian LPG Ltd.
(Registrant)

Date: August 8, 2018	/s/ John C. Hadjipateras
John C. Hadjipateras
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2018	/s/ Theodore B. Young
Theodore B. Young
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)