Form 10-Q
period 2018-09-30
DORIAN LPG LTD.
filed 2018-10-31
CIK 1596993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 24, 2018, there were 55,166,775 shares of the registrant’s common stock outstanding.

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

•

potential costs and continuing uncertainty relating to the unsolicited proposal of BW LPG Limited to acquire the Company and the dissident director slate proposal by BW LPG Limited and its affiliates, following the withdrawal of those proposals on October 8, 2018;

•

changes in rules and regulations applicable to the LPG shipping industry, including, without limitation, legislation adopted by international organizations such as the International Maritime Organization and the European Union or by individual countries;

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

Dorian LPG Ltd.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dorian LPG Ltd.

Unaudited Condensed Consolidated Balance Sheets

(Expressed in United States Dollars, except for share data)

	As of	As of
	September 30, 2018	March 31, 2018
Assets
Current assets
Cash and cash equivalents	$48,244,169	$103,505,676
Trade receivables, net and accrued revenues	8,203	336,162
Prepaid expenses and other receivables	2,758,407	2,471,415
Due from related parties	42,375,930	26,880,720
Inventories	2,146,835	2,012,907
Total current assets	95,533,544	135,206,880
Fixed assets
Vessels, net	1,507,941,555	1,539,111,833
Other fixed assets, net	155,637	203,678
Total fixed assets	1,508,097,192	1,539,315,511
Other non-current assets
Deferred charges, net	1,880,556	1,574,522
Derivative instruments	17,023,975	14,264,899
Due from related parties—non-current	20,900,000	19,800,000
Restricted cash—non-current	35,636,008	25,862,704
Other non-current assets	89,619	85,640
Total assets	$1,679,160,894	$1,736,110,156
Liabilities and shareholders’ equity
Current liabilities
Trade accounts payable	$7,721,058	$6,329,193
Accrued expenses	6,512,098	4,702,808
Due to related parties	11,162	345,515
Deferred income	4,724,985	5,564,557
Current portion of long-term debt	63,968,414	65,067,569
Total current liabilities	82,937,717	82,009,642
Long-term liabilities
Long-term debt—net of current portion and deferred financing fees	662,567,722	694,035,583
Other long-term liabilities	1,191,390	651,569
Total long-term liabilities	663,759,112	694,687,152
Total liabilities	746,696,829	776,696,794
Commitments and contingencies
Shareholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued nor outstanding	—	—
Common stock, $0.01 par value, 450,000,000 shares authorized, 58,859,295 and 58,640,161 shares issued, 55,166,775 and 55,090,165 shares outstanding (net of treasury stock), as of September 30, 2018 and March 31, 2018, respectively	588,595	586,402
Additional paid-in-capital	861,065,088	858,109,882
Treasury stock, at cost; 3,692,520 and 3,549,996 shares as of September 30, 2018 and March 31, 2018, respectively	(36,356,446)	(35,223,428)
Retained earnings	107,166,828	135,940,506
Total shareholders’ equity	932,464,065	959,413,362
Total liabilities and shareholders’ equity	$1,679,160,894	$1,736,110,156

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dorian LPG Ltd.

Unaudited Condensed Consolidated Statements of Operations

(Expressed in United States Dollars)

	Three months ended		Six months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Revenues
Net pool revenues—related party	$32,027,042	$20,468,380	$48,133,443	$48,943,739
Time charter revenues	8,640,000	12,507,394	20,107,881	25,072,049
Voyage charter revenues	—	1,733,247	—	1,733,247
Other revenues, net	140,500	20,000	210,500	5,458
Total revenues	40,807,542	34,729,021	68,451,824	75,754,493
Expenses
Voyage expenses	435,224	1,275,521	535,397	1,514,966
Vessel operating expenses	17,375,273	15,740,438	34,060,730	32,625,727
Depreciation and amortization	16,437,653	16,464,707	32,702,709	32,757,865
General and administrative expenses	7,462,726	5,421,145	15,866,012	13,956,054
Total expenses	41,710,876	38,901,811	83,164,848	80,854,612
Other income—related parties	584,632	638,070	1,229,149	1,271,953
Operating loss	(318,702)	(3,534,720)	(13,483,875)	(3,828,166)
Other income/(expenses)
Interest and finance costs	(10,152,672)	(8,602,430)	(20,526,953)	(16,080,164)
Interest income	451,923	28,226	912,896	44,042
Unrealized gain/(loss) on derivatives	1,051,460	652,160	2,759,076	(1,718,031)
Realized gain/(loss) on derivatives	830,991	(435,920)	1,613,556	(1,048,783)
Gain on early extinguishment of debt	—	—	—	4,117,364
Foreign currency loss, net	(40,120)	(22,452)	(48,378)	(91,368)
Total other income/(expenses), net	(7,858,418)	(8,380,416)	(15,289,803)	(14,776,940)
Net loss	$(8,177,120)	$(11,915,136)	$(28,773,678)	$(18,605,106)

Weighted average shares outstanding:
Basic and diluted	54,431,820	54,076,271	54,313,255	53,976,330

Loss per common share—basic and diluted	$(0.15)	$(0.22)	$(0.53)	$(0.34)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Dorian LPG Ltd.

Unaudited Condensed Consolidated Statements of Shareholders’ Equity

(Expressed in United States Dollars, except for number of shares)

	Number of			Additional
	common	Common	Treasury	paid-in	Retained
	shares	stock	stock	capital	Earnings	Total
Balance, April 1, 2017	58,342,201	$583,422	$(33,897,269)	$852,974,373	$156,341,192	$976,001,718
Net loss for the period	—	—	—	—	(18,605,106)	(18,605,106)
Restricted share award issuances	278,526	2,785	—	(2,785)	—	—
Stock-based compensation	—	—	—	2,699,788	—	2,699,788
Purchase of treasury stock	—	—	(1,084,902)	—	—	(1,084,902)
Balance, September 30, 2017	58,620,727	$586,207	$(34,982,171)	$855,671,376	$137,736,086	$959,011,498

	Number of			Additional
	common	Common	Treasury	paid-in	Retained
	shares	stock	stock	capital	Earnings	Total
Balance, April 1, 2018	58,640,161	$586,402	$(35,223,428)	$858,109,882	$135,940,506	$959,413,362
Net loss for the period	—	—	—	—	(28,773,678)	(28,773,678)
Restricted share award issuances	219,134	2,193	—	(2,193)	—	—
Stock-based compensation	—	—	—	2,957,399	—	2,957,399
Purchase of treasury stock	—	—	(1,133,018)	—	—	(1,133,018)
Balance, September 30, 2018	58,859,295	$588,595	$(36,356,446)	$861,065,088	$107,166,828	$932,464,065

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Dorian LPG Ltd.

Unaudited Condensed Consolidated Statements of Cash Flows

(Expressed in United States Dollars)

	Six months ended
	September 30, 2018	September 30, 2017
Cash flows from operating activities:
Net loss	$(28,773,678)	$(18,605,106)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	32,702,709	32,757,865
Amortization of financing costs	1,597,214	2,898,375
Unrealized (gain)/loss on derivatives	(2,759,076)	1,718,031
Stock-based compensation expense	2,957,399	2,699,788
Gain on early extinguishment of debt	—	(4,117,364)
Unrealized foreign currency (gain)/loss, net	160,216	(201,649)
Other non-cash items	46,576	31,920
Changes in operating assets and liabilities
Trade receivables, net and accrued revenue	327,959	(195,912)
Prepaid expenses and other receivables	(270,499)	(117,328)
Due from related parties	(16,595,210)	15,654,791
Inventories	(133,928)	38,252
Other non-current assets	(3,979)	(6,147)
Trade accounts payable	1,025,472	(1,011,069)
Accrued expenses and other liabilities	1,085,801	384,106
Due to related parties	(334,353)	812,324
Payments for drydocking costs	(281,366)	(419,958)
Net cash provided by/(used in) operating activities	(9,248,743)	32,320,919
Cash flows from investing activities:
Vessel-related capital expenditures	(1,144,400)	(297,534)
Payments to acquire other fixed assets	(15,183)	(88,447)
Net cash used in investing activities	(1,159,583)	(385,981)
Cash flows from financing activities:
Proceeds from long-term debt borrowings	65,137,500	97,000,000
Repayment of long-term debt borrowings	(98,220,882)	(124,121,733)
Purchase of treasury stock	(1,238,642)	(1,084,902)
Financing costs paid	(628,144)	(2,832,856)
Payments relating to issuance costs	—	(10,710)
Net cash used in financing activities	(34,950,168)	(31,050,201)
Effects of exchange rates on cash and cash equivalents	(129,709)	149,322
Net increase/(decrease) in cash, cash equivalents, and restricted cash	(45,488,203)	1,034,059
Cash, cash equivalents, and restricted cash at the beginning of the period	129,368,380	67,892,698
Cash, cash equivalents, and restricted cash at the end of the period	$83,880,177	$68,926,757

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Dorian LPG Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

(Expressed in United States Dollars)

1.  Basis of Presentation and General Information

Dorian LPG Ltd. (“Dorian”) was incorporated on July 1, 2013 under the laws of the Republic of the Marshall Islands, is headquartered in the United States and is engaged in the transportation of liquefied petroleum gas (“LPG”) worldwide. Specifically, Dorian and its subsidiaries (together “we”, “us”, “our”, or the “Company”) are focused on owning and operating very large gas carriers (“VLGCs”), each with a cargo carrying capacity of greater than 80,000 cbm, in the LPG shipping industry. Our fleet currently consists of twenty-two VLGCs, including nineteen fuel-efficient 84,000 cbm ECO-design VLGCs (“ECO VLGCs”) and three 82,000 cbm VLGCs. Two of our ECO VLGCs are fitted with exhaust gas cleaning systems (commonly referred to as “scrubbers”) to reduce sulfur emissions. We have entered into a contract for an additional seven of our ECO VLGCs to be fitted with scrubbers, including options on three of our VLGCs, which were exercised in October 2018.

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

Our subsidiaries as of September 30, 2018, which are all wholly-owned and are incorporated in the Republic of the Marshall Islands (unless otherwise noted), are listed below.

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
Occident River Trading Limited (incorporated in UK)
Dorian LPG (DK) ApS (incorporated in Denmark)

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

Accounting Pronouncements Adopted During the Six Months Ended September 30, 2018

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

	September 30, 2018	March 31, 2018	September 30, 2017	March 31, 2017
Cash and cash equivalents	$48,244,169	$103,505,676	$50,844,921	$17,018,552
Restricted cash—non-current	35,636,008	25,862,704	18,081,836	50,874,146
Total cash, cash equivalents, and restricted cash	$83,880,177	$129,368,380	$68,926,757	$67,892,698

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

In May 2014, the FASB amended its accounting guidance for revenue recognition. The fundamental principles of the new guidance are that companies should recognize revenue in a manner that reflects the timing of the transfer of services to customers and consideration that a company expects to receive for the services provided. The amended guidance introduces a five-step process to achieve the fundamental principles and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. It also provides further guidance on applying collectability criterion to assess whether a contract is valid and represents a substantive transaction on the basis of whether a customer has the ability and intention to pay the promised consideration. The amended guidance requires additional disclosures necessary for the financial statement users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB voted to defer the effective date by one year for fiscal years beginning on or after December 15, 2017 and interim periods within that reporting period and permit early adoption of the standard, but not before the beginning of 2017. The amended guidance shall be applied either retrospectively to each period presented or as a cumulative effect adjustment as of the date of adoption. Under the amended guidance, voyage charter revenues are recognized based on load-to-discharge basis as compared to the previously used discharge-to-discharge basis, provided an agreed non-cancellable charter between the Company and the charterer is in existence, the charter rate is fixed and determinable, and collectability is reasonably assured. Additionally, voyage expenses related to voyage charters, including bunkers and port expenses, are deferred until load port and expensed on a load-to-discharge basis under the amended guidance. There is no modifications under the amended guidance for our method of recognizing net pool revenues—related party and time charter revenues. We adopted the amended guidance beginning April 1, 2018. The adoption of the amended guidance did not have any material impact on our condensed consolidated financial statements for the six months ended September 30, 2018 or for prior periods, but may impact the timing with which voyage charter revenues will be recognized in future periods.

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

Dorian LPG (USA) LLC and its subsidiaries entered into an agreement with DHSA, retroactive to July 2014 and superseding an agreement between Dorian LPG (UK) Ltd. and DHSA, for the provision by Dorian LPG (USA) LLC and its subsidiaries of certain chartering and marine operation services to DHSA, for which income was earned and included in “Other income-related parties” totaling $0.1 million for both the three months ended September 30, 2018 and 2017, respectively, $0.1 million for the six months ended September 30, 2018 and $0.2 million for the six months ended September 30, 2017.

As of September 30, 2018, $1.1 million was due from DHSA and included in “Due from related parties” in the unaudited interim condensed consolidated balance sheets included herein. As of March 31, 2018, $0.9 million was due from DHSA and included in “Due from related parties” in the audited consolidated balance sheets.

Eagle Ocean Transport incurs office-related costs on behalf of us, for which we reimbursed Eagle Ocean Transport less than $0.1 million for the three months ended September 30, 2018 and 2017, respectively, less than $0.1 million for the six months ended September 30, 2018, and $0.1 million for the six months ended September 30, 2017. Such expenses are reimbursed based on their actual cost.

Helios LPG Pool LLC

On April 1, 2015, Dorian and Phoenix began operations of the Helios Pool, which entered into pool participation agreements for the purpose of establishing and operating, as charterer, under variable rate time charters to be entered into with owners or disponent owners of VLGCs, a commercial pool of VLGCs whereby revenues and expenses are shared. We hold a 50% interest in the Helios Pool as a joint venture with Phoenix and all significant rights and obligations are equally shared by both parties. All profits of the Helios Pool are distributed to the pool participants based on pool points assigned to each vessel as variable charter hire and, as a result, there are no profits available to the equity investors as a share of equity. We have determined that the Helios Pool is a variable interest entity as it does not have sufficient equity at risk. We do not consolidate the Helios Pool because we are not the primary beneficiary and do not have a controlling financial interest. In consideration of Accounting Standards Codification (“ASC”) 810-10-50-4e, the significant factors considered and judgments made in determining that the power to direct the activities of the Helios Pool that most significantly impact the entity’s economic performance are shared, in that all significant performance activities which relate to approval of pool policies and strategies related to pool customers and the marketing of the pool for the procurement of customers for the pool vessels, addition of new pool vessels and the pool cost management, require unanimous board consent from a board consisting of two members from each joint venture investor. Further, in accordance with the guidance in ASC 810-10-25-38D, the Company and Phoenix are not related parties as defined in ASC 850 nor are they de facto agents pursuant to ASC 810-10, the power over the significant activities of the Helios Pool is shared, and no party is the primary beneficiary in the Helios Pool, or has a controlling financial interest. As of September 30, 2018, the Helios Pool operated twenty-nine VLGCs, including nineteen of our vessels, five Phoenix vessels, and five other vessels.

As of September 30, 2018, we had receivables from the Helios Pool of $62.2 million, including $20.9 million of working capital contributed for the operation of our vessels in the pool. As of March 31, 2018, we had receivables from the Helios Pool of $45.4 million (net of an amount due to Helios Pool of $0.3 million which is reflected under “Due to related Parties”), including $19.8 million of working capital contributed for the operation of our vessels in the pool. Our maximum exposure to losses from the pool as of September 30, 2018 is limited to the receivables from the pool. The Helios Pool does not have any third-party debt obligations. The Helios Pool has entered into commercial management agreements with each of Dorian LPG (UK) Ltd. and Phoenix as commercial managers and has appointed both commercial managers as the exclusive commercial managers of pool vessels. Fees for commercial management services provided by Dorian LPG (UK) Ltd. are included in “Other income-related parties” in the unaudited interim condensed consolidated statement of operations included herein and were $0.6 million and $0.5 million for the three months ended September 30, 2018 and 2017, respectively, and $1.1 million for both the six months ended September 30, 2018 and 2017. Additionally, we receive a fixed reimbursement of expenses such as costs for security guards and war risk insurance for vessels operating in high risk areas from the Helios Pool, for which we earned $0.1 million and less than $0.1 million for the three months ended September 30, 2018, and 2017, respectively and $0.2 million and less than $0.1 million for the six months ended September 30, 2018 and 2017, respectively, and are included in “Other revenues, net” in the unaudited interim condensed consolidated statement of operations included herein.

Through our vessel owning subsidiaries, we have chartered vessels to the Helios Pool during the six months ended September 30, 2018 and 2017. The time charter revenue from the Helios Pool is variable depending upon the net results of the pool, operating days and pool points for each vessel. The Helios Pool enters into voyage and time charters with external parties and receives freight and related revenue and, where applicable, incurs voyage costs such as bunkers, port costs and commissions. At the end of each month, the Helios Pool calculates net pool revenues using gross revenues, less voyage expenses of all pool vessels, less fixed time charter hire for any chartered-in vessels, less the general and administrative expenses of the pool. Net pool revenues, less any amounts required for working capital of the Helios Pool, are distributed as variable rate time charter hire for the relevant vessel to participants based on pool points (vessel attributes such as cargo carrying capacity, fuel consumption, and speed are taken into consideration) and number of days the vessel participated in the pool in the period. We recognize net pool revenues on a monthly basis, when each relevant vessel has participated in the pool during the period and the amount of net pool revenues for the month can be estimated reliably. Revenue earned from the Helios Pool is presented in Note 8.

4.  Deferred Charges, Net

The analysis and movement of deferred charges is presented in the table below:

Drydocking
costs
Balance, April 1, 2018	$1,574,522
Additions	578,537
Amortization	(272,503)
Balance, September 30, 2018	$1,880,556

5.  Vessels, Net

		Accumulated
	Cost	depreciation	Net book Value
Balance, April 1, 2018	$1,728,987,980	$(189,876,147)	$1,539,111,833
Other additions	1,213,621	—	1,213,621
Depreciation	—	(32,383,899)	(32,383,899)
Balance, September 30, 2018	$1,730,201,601	$(222,260,046)	$1,507,941,555

Additions to vessels, net were largely due to capital improvements made to eight of our VLGCs during the six months ended September 30, 2018 and mainly consisted of the first installment on the purchase of scrubbers for four of our ECO VLGCs. Our vessels, with a total carrying value of $1,507.9 million and $1,539.1 million as of September 30, 2018 and March 31, 2018, respectively, are first‑priority mortgaged as collateral for our long-term debt (refer to Note 6 below). No impairment loss was recorded for the periods presented.

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

Corsair Japanese Financing

Refer to Note 9 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2018 for information on the refinancing of our 2014-built VLGC, the Corsair, pursuant to a memorandum of agreement and a bareboat charter agreement (the “Corsair Japanese Financing”).

Concorde Japanese Financing

Refer to Note 9 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2018 for information on the refinancing of our 2015-built VLGC, the Concorde, pursuant to a memorandum of agreement and a bareboat charter agreement (the “Concorde Japanese Financing”).

Corvette Japanese Financing

Refer to Note 9 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2018 for information on the refinancing of our 2015-built VLGC, the Corvette, pursuant to a memorandum of agreement and a bareboat charter agreement (the “Corvette Japanese Financing”).

CJNP Japanese Financing

On June 11, 2018, we refinanced our 2007-built VLGC, the Captain John NP, pursuant to a memorandum of agreement and a bareboat charter agreement (the “CJNP Japanese Financing”). In connection therewith, we transferred the Captain John NP to the buyer for $48.3 million and, as part of the agreement, CJNP LPG Transport LLC, our wholly-owned subsidiary, bareboat chartered the vessel back for a period of 6 years, with purchase options from the end of year 2 through a mandatory buyout by 2024. We continue to technically manage, commercially charter, and operate the Captain John NP. We received $21.7 million, which increased our unrestricted cash, as part of the transaction with $26.6 million to be retained by the buyer as a deposit (the “CJNP Deposit”), which can be used by us towards the repurchase of the vessel either pursuant to an early buyout option or at the end of the 6-year bareboat charter term. This transaction is treated as a financing transaction and the Captain John NP continues to be recorded as an asset on our balance sheet. This debt financing has a fixed interest rate of 6.0%, not including estimated financing costs of $0.1 million, monthly broker commission fees of 1.25% over the 6-year term on interest and principal payments made, broker commission fees of 1.0% payable on the repurchase of the Captain John NP excluding the CJNP Deposit, and a monthly fixed straight-line principal obligation of approximately $0.1 million over the 6-year term with a balloon payment of $13.0 million.

CMNL Japanese Financing

On June 25, 2018, we refinanced our 2006-built VLGC, the Captain Markos NL, pursuant to a memorandum of agreement and a bareboat charter agreement (the “CMNL Japanese Financing”). In connection therewith, we transferred the Captain Markos NL to the buyer for $45.8 million and, as part of the agreement, CMNL LPG Transport LLC, our wholly-owned subsidiary, bareboat chartered the vessel back for a period of 7 years, with purchase options from the end of year 2 through a mandatory buyout by 2025. We continue to technically manage, commercially charter, and operate the Captain Markos NL. We received $20.6 million, which increased our unrestricted cash, as part of the transaction with $25.2 million to be retained by the buyer as a deposit (the “CMNL Deposit”), which can be used by us towards the repurchase of the vessel either pursuant to an early buyout option or at the end of the 7-year bareboat charter term. This transaction is treated as a financing transaction and the Captain Markos NL continues to be recorded as an asset on our balance sheet. This debt financing has a fixed interest rate of 6.0%, not including estimated financing costs of $0.1 million, monthly broker commission fees of 1.25% over the 7-year term on interest and principal payments made, broker commission fees of 1.0%. payable on the repurchase of the Captain Markos NL excluding the CMNL Deposit, and a monthly fixed straight-line principal obligation of approximately $0.1 million over the 7-year term with a balloon payment of $11.0 million.

CNML Japanese Financing

On June 26, 2018, we refinanced our 2008-built VLGC, the Captain Nicholas ML, pursuant to a memorandum of agreement and a bareboat charter agreement (the “CNML Japanese Financing”). In connection therewith, we transferred the Captain Nicholas ML to the buyer for $50.8 million and, as part of the agreement, CNML LPG Transport LLC, our wholly-owned subsidiary, bareboat chartered the vessel back for a period of 7 years, with purchase options from the end of year 2 through a mandatory buyout by 2025. We continue to technically manage, commercially charter, and operate the Captain Nicholas ML. We received $22.9 million, which increased our unrestricted cash, as part of the transaction with $27.9 million to be retained by the buyer as a deposit (the “CNML Deposit”), which can be used by us towards the repurchase of the vessel either pursuant to an early buyout option or at the end of the 7-year bareboat charter term. This transaction is treated as a financing transaction and the Captain Nicholas ML continues to be recorded as an asset on our balance sheet. This debt financing has a fixed interest rate of 6.0%, not including estimated financing costs of $0.1 million, monthly broker commission fees of 1.25% over the 7-year term on interest and principal payments made, broker commission fees of 1.0%, payable on the repurchase of the Captain Nicholas ML, and a monthly fixed straight-line principal obligation of approximately $0.1 million over the 7-year term with a balloon payment of $13.0 million.

Debt Obligations

The table below presents our debt obligations:

	September 30, 2018	March 31, 2018
2015 Debt Facility
Commercial Financing	$181,838,421	$187,989,229
KEXIM Direct Financing	133,432,153	141,004,162
KEXIM Guaranteed	137,857,316	145,348,064
K-sure Insured	68,509,793	72,313,416
Total 2015 Debt Facility	$521,637,683	$546,654,871

Japanese Financings
Corsair Japanese Financing	$49,020,833	$50,645,833
Concorde Japanese Financing	53,576,923	55,192,308
Corvette Japanese Financing	54,115,385	55,730,769
CJNP Japanese Financing	21,230,000	—
CMNL Japanese Financing	20,130,942	—
CNML Japanese Financing	22,369,038	—
Total Japanese Financings	$220,443,121	$161,568,910

2017 Bridge Loan	$—	$66,940,405

Total debt obligations	$742,080,804	$775,164,186
Less: deferred financing fees	15,544,668	16,061,034
Debt obligations—net of deferred financing fees	$726,536,136	$759,103,152

Presented as follows:
Current portion of long-term debt	$63,968,414	$65,067,569
Long-term debt—net of current portion and deferred financing fees	662,567,722	694,035,583
Total	$726,536,136	$759,103,152

Deferred Financing Fees

The analysis and movement of deferred financing fees is presented in the table below:

Financing
costs
Balance, April 1, 2018	$16,061,034
Additions	1,080,848
Amortization	(1,597,214)
Balance, September 30, 2018	$15,544,668

7.  Stock-Based Compensation Plans

Our stock-based compensation expense is included within general and administrative expenses in the unaudited interim condensed consolidated statements of operations and was $1.3 million and $1.2 million for the three months ended September 30, 2018 and 2017, respectively and $3.0 million and $2.7 million for the six months ended  September 30, 2018 and 2017, respectively. Unrecognized compensation cost was $5.3 million as of September 30, 2018 and will be recognized over a remaining weighted average life of 1.41 years. For more information on our equity incentive plan, refer to Note 11 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2018.

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

In June 2018 and September 2018, we granted 7,960 and 7,985 shares of stock, respectively, to our non-executive directors, which were valued and expensed at their grant date fair market value.

In June 2018 and September 2018, we granted 1,592 and 1,597 shares of stock, respectively, to a non-employee consultant, which were valued and expensed at their grant date fair market value.

A summary of the activity of restricted shares awarded under our equity incentive plan as of September 30, 2018 and changes during the six months ended September 30, 2018, is as follows:

		Weighted-Average
		Grant-Date
Incentive Share Awards	Numbers of Shares	Fair Value
Unvested as of April 1, 2018	918,344	$15.67
Granted	219,134	8.31
Vested	(411,793)	15.85
Unvested as of September 30, 2018	725,685	$13.34

8.  Revenues

Revenues comprise the following:

	Three months ended		Six months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net pool revenues—related party	$32,027,042	$20,468,380	$48,133,443	$48,943,739
Time charter revenues	8,640,000	12,507,394	20,107,881	25,072,049
Voyage charter revenues	—	1,733,247	—	1,733,247
Other revenues, net	140,500	20,000	210,500	5,458
Total revenues	$40,807,542	$34,729,021	$68,451,824	$75,754,493

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

(b)

Interest rate risk:  Our long‑term bank loans are based on the London Interbank Offered Rate (“LIBOR”) and hence we are exposed to movements thereto. We entered into interest rate swap agreements in order to hedge a majority of our variable interest rate exposure related to our 2015 Debt Facility. Refer to Note 18 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2018 for information on our interest rate swap agreements related to the 2015 Debt Facility.

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

	September 30, 2018		March 31, 2018
	Other non-current assets	Long-term liabilities	Other non-current assets	Long-term liabilities
Derivatives not designated as hedging instruments	Derivative instruments	Derivative instruments	Derivative instruments	Derivative instruments
Interest rate swap agreements	$17,023,975	$—	$14,264,899	$—

The effect of derivative instruments within the unaudited interim condensed consolidated statements of operations included herein for the periods presented is as follows:

		Three months ended
Derivatives not designated as hedging instruments	Location of gain/(loss) recognized	September 30, 2018	September 30, 2017
Interest Rate Swap—Change in fair value	Unrealized gain/(loss) on derivatives	$1,051,460	$652,160
Interest Rate Swap—Realized gain/(loss)	Realized gain/(loss) on derivatives	830,991	(435,920)
Gain/(loss) on derivatives, net		$1,882,451	$216,240

		Six months ended
Derivatives not designated as hedging instruments	Location of gain/(loss) recognized	September 30, 2018	September 30, 2017
Interest Rate Swap—Change in fair value	Unrealized gain/(loss) on derivatives	$2,759,076	$(1,718,031)
Interest Rate Swap—Realized gain/(loss)	Realized gain/(loss) on derivatives	1,613,556	(1,048,783)
Gain/(loss) on derivatives, net		$4,372,632	$(2,766,814)

As of September 30, 2018 and March 31, 2018, no fair value measurements for assets or liabilities under Level 1 or Level 3 were recognized in the accompanying consolidated balance sheets. We did not have any other assets or liabilities measured at fair value on a non-recurring basis during the three and six months ended September 30, 2018 and 2017.

(d)

Book values and fair values of financial instruments:   In addition to the derivatives that we are required to record at fair value on our balance sheet (see (c) above), we have other financial instruments that are carried at historical cost. These financial instruments include trade accounts receivable, amounts due from related parties, cash and cash equivalents, restricted cash, accounts payable, amounts due to related parties and accrued liabilities for which the historical carrying value approximates the fair value due to the short-term nature of these financial instruments. Cash and cash equivalents and restricted cash are considered Level 1 items. We have long-term bank debt for which we believe the carrying value approximates their fair value as the loans bear interest at variable interest rates, being LIBOR, which is observable at commonly quoted intervals for the full terms of the loans, and hence are considered as Level 2 items in accordance with the fair value hierarchy. We also have long-term debt related to the Corsair Japanese Financing, Concorde Japanese Financing, Corvette Japanese Financing, CJNP Japanese Financing, CMNL Japanese Financing, and CNML Japanese Financing (collectively the “Japanese Financings”) that incur interest at a fixed-rate with the initial principal amount amortized to the purchase obligation price of each vessel. The Japanese Financings are considered Level 2 items in accordance with the fair value hierarchy and the fair value of each is based on a discounted cash flow analysis using current observable interest rates. The following table summarizes the carrying value and estimated fair value of the Japanese Financings as of:

	September 30, 2018		March 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Corsair Japanese Financing	$49,020,833	$45,410,069	$50,645,833	$50,645,833
Concorde Japanese Financing	53,576,923	49,330,698	55,192,308	55,192,308
Corvette Japanese Financing	54,115,385	49,792,999	55,730,769	55,730,769
CJNP Japanese Financing	21,230,000	20,993,639	—	—
CMNL Japanese Financing	20,130,942	19,894,012	—	—
CNML Japanese Financing	$22,369,038	$22,098,229	$—	$—

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

The calculations of basic and diluted EPS for the periods presented are as follows:

	Three months ended		Six months ended
(In U.S. dollars except share data)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Numerator:
Net loss	$(8,177,120)	$(11,915,136)	$(28,773,678)	$(18,605,106)
Denominator:
Basic and diluted weighted average number of common shares outstanding	54,431,820	54,076,271	54,313,255	53,976,330
EPS:
Basic and diluted	$(0.15)	$(0.22)	$(0.53)	$(0.34)

For the three and six months ended September 30, 2018, there were 725,685 shares of unvested restricted stock and for the three and six months ended September 30, 2017, there were 1,029,266 shares of unvested restricted stock, which were excluded from the calculation of diluted EPS because the effect of their inclusion would be anti-dilutive.

11.  Commitments and Contingencies

Commitments under Contracts for Scrubber Purchases

During the three months ended September 30, 2018, we entered into a  contract to purchase scrubbers to reduce sulfur emissions. We had the following contractual commitments related to the scrubbers purchases:

September 30, 2018
Less than one year	$3,024,231
One to three years	2,387,551
Total	$5,411,782

Operating Leases

Operating lease rent expense was as follows:

	Three months ended		Six months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Operating lease rent expense	$106,117	$108,358	$233,599	$214,550

We had the following commitments as a lessee under operating leases relating to our United States, Greece, United Kingdom, and Denmark offices:

September 30, 2018
Less than one year	$422,421
One to three years	473,247
Three to five years	329,217
Total	$1,224,885

Fixed Time Charter Contracts

We had the following future minimum fixed time charter hire receipts based on non-cancelable long-term fixed time charter contracts:

September 30, 2018
Less than one year	$29,578,114
One to three years	12,431,365
Total	$42,009,479

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

Overview

We are a Marshall Islands corporation headquartered in the United States and primarily focused on owning and operating VLGCs, each with a cargo‑carrying capacity of greater than 80,000 cbm, in the LPG shipping industry. Our fleet currently consists of twenty-two VLGC carriers, including nineteen fuel-efficient 84,000 cbm ECO VLGCs and three 82,000 cbm VLGCs. Two of our ECO VLGCs are fitted with scrubbers to reduce sulfur emissions. We have entered into a contract for an additional seven of our ECO VLGCs to be fitted with scrubbers as of October 24, 2018.

Our nineteen ECO VLGCs, which incorporate fuel efficiency, emission-reducing technologies, and certain custom features, were acquired by us for an aggregate purchase price of $1.4 billion and delivered to us between July 2014 and February 2016, seventeen of which were delivered during calendar year 2015 or later.

On April 1, 2015, Dorian and Phoenix began operations of the Helios Pool, which entered into pool participation agreements for the purpose of establishing and operating, as charterer, under a variable rate time charter to be entered into with owners or disponent owners of VLGCs, a commercial pool of VLGCs whereby revenues and expenses are shared. The vessels entered into the Helios Pool may operate either in the spot market, pursuant to contracts of affreightment, or COAs, or on time charters of two years' duration or less. As of October 24, 2018, nineteen of our twenty-two VLGCs were employed in the Helios Pool.

Our customers, either directly or through the Helios Pool, include or have included global energy companies such as Exxon Mobil Corp., China International United Petroleum & Chemicals Co., Ltd., Royal Dutch Shell plc, Equinor ASA, and Oriental Energy Company Ltd., commodity traders such as Itochu Corporation and the Vitol Group and importers such as E1 Corp., SK Gas Co. Ltd. and Indian Oil Corporation.

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

Selected Financial Data

The following table presents our selected financial data and other information for the three and six months ended September 30, 2018 and 2017, and as of September 30, 2018 and March 31, 2018, and should be read in conjunction with our unaudited interim condensed consolidated financial statements and other financial information included in this quarterly report.

	Three months ended		Six months ended
(in U.S. dollars, except fleet data)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Statement of Operations Data
Revenues	$40,807,542	$34,729,021	$68,451,824	$75,754,493
Expenses
Voyage expenses	435,224	1,275,521	535,397	1,514,966
Vessel operating expenses	17,375,273	15,740,438	34,060,730	32,625,727
Depreciation and amortization	16,437,653	16,464,707	32,702,709	32,757,865
General and administrative expenses	7,462,726	5,421,145	15,866,012	13,956,054
Total expenses	41,710,876	38,901,811	83,164,848	80,854,612
Other income—related parties	584,632	638,070	1,229,149	1,271,953
Operating loss	(318,702)	(3,534,720)	(13,483,875)	(3,828,166)
Other income/(expenses)
Interest and finance costs	(10,152,672)	(8,602,430)	(20,526,953)	(16,080,164)
Interest income	451,923	28,226	912,896	44,042
Unrealized gain/(loss) on derivatives	1,051,460	652,160	2,759,076	(1,718,031)
Realized gain/(loss) on derivatives	830,991	(435,920)	1,613,556	(1,048,783)
Gain on early extinguishment of debt	—	—	—	4,117,364
Foreign currency loss, net	(40,120)	(22,452)	(48,378)	(91,368)
Total other income/(expenses), net	(7,858,418)	(8,380,416)	(15,289,803)	(14,776,940)
Net loss	$(8,177,120)	$(11,915,136)	$(28,773,678)	$(18,605,106)
Loss per common share—basic and diluted	$(0.15)	$(0.22)	$(0.53)	$(0.34)
Other Financial Data
Adjusted EBITDA(1)	$17,855,615	$14,111,332	$23,040,751	$31,582,161
Fleet Data
Calendar days(2)	2,024	2,024	4,026	4,026
Available days(3)	2,010	2,023	4,001	4,025
Operating days(4)(7)	1,925	1,857	3,589	3,651
Fleet utilization(5)(7)	95.8%	91.8%	89.7%	90.7%
Average Daily Results
Time charter equivalent rate(6)(7)	$20,973	$18,015	$18,923	$20,334
Daily vessel operating expenses(8)	$8,585	$7,777	$8,460	$8,104

	Dorian LPG Ltd.
	As of	As of
(in U.S. dollars)	September 30, 2018	March 31, 2018
Balance Sheet Data
Cash and cash equivalents	$48,244,169	$103,505,676
Restricted cash—non-current	35,636,008	25,862,704
Total assets	1,679,160,894	1,736,110,156
Current portion of long-term debt	63,968,414	65,067,569
Long-term debt—net of current portion and deferred financing fees(9)	662,567,722	694,035,583
Total liabilities	746,696,829	776,696,794
Total shareholders’ equity	$932,464,065	$959,413,362

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

The following table sets forth a reconciliation of net loss to Adjusted EBITDA (unaudited) for the periods presented:

	Three months ended		Six months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
(in U.S. dollars)
Net loss	$(8,177,120)	$(11,915,136)	$(28,773,678)	$(18,605,106)
Interest and finance costs	10,152,672	8,602,430	20,526,953	16,080,164
Unrealized (gain)/loss on derivatives	(1,051,460)	(652,160)	(2,759,076)	1,718,031
Realized (gain)/loss on derivatives	(830,991)	435,920	(1,613,556)	1,048,783
Gain on early extinguishment of debt	—	—	—	(4,117,364)
Stock-based compensation expense	1,324,861	1,175,571	2,957,399	2,699,788
Depreciation and amortization	16,437,653	16,464,707	32,702,709	32,757,865
Adjusted EBITDA	$17,855,615	$14,111,332	$23,040,751	$31,582,161

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

The following table sets forth a reconciliation of revenues to TCE rate (unaudited) for the periods presented:

	Three months ended		Six months ended
(in U.S. dollars, except operating days)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Numerator:
Revenues	$40,807,542	$34,729,021	$68,451,824	$75,754,493
Voyage expenses	(435,224)	(1,275,521)	(535,397)	(1,514,966)
Time charter equivalent	$40,372,318	$33,453,500	$67,916,427	$74,239,527

Denominator:
Operating days	1,925	1,857	3,589	3,651
TCE rate:
Time charter equivalent rate	$20,973	$18,015	$18,923	$20,334

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

	Three months ended		Six months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Company Methodology:
Operating Days	1,925	1,857	3,589	3,651
Fleet Utilization	95.8%	91.8%	89.7%	90.7%
Time charter equivalent	$20,973	$18,015	$18,923	$20,334

Alternate Methodology:
Operating Days	2,010	2,005	4,000	4,007
Fleet Utilization	100.0%	99.1%	100.0%	99.6%
Time charter equivalent	$20,086	$16,685	$16,979	$18,527

We believe that the Company Methodology using the underlying vessel employment provides more meaningful insight into market conditions and the performance of our vessels.

(8)	Daily vessel operating expenses are calculated by dividing vessel operating expenses by calendar days for the relevant time period.

(9)	Long-term debt is net of deferred financing fees of $15.5 million and, $16.1 million as of September 30, 2018 and March 31, 2018, respectively.

Our Fleet

The following table sets forth certain information regarding our fleet as of October 24, 2018.

	Capacity			ECO		Charter
	(Cbm)	Shipyard	Year Built	Vessel(1)	Employment	Expiration(2)
VLGCs
Captain Markos NL(3)	82,000	Hyundai	2006	—	Time Charter(4)	Q4 2019
Captain John NP(3)	82,000	Hyundai	2007	—	Pool(5)	—
Captain Nicholas ML(3)	82,000	Hyundai	2008	—	Pool(5)	—
Comet	84,000	Hyundai	2014	X	Time Charter(6)	Q3 2019
Corsair(3)	84,000	Hyundai	2014	X	Pool(5)	—
Corvette(3)	84,000	Hyundai	2015	X	Pool(5)	—
Cougar	84,000	Hyundai	2015	X	Pool(5)	—
Concorde(3)	84,000	Hyundai	2015	X	Pool-TCO(7)	Q1 2019
Cobra	84,000	Hyundai	2015	X	Pool-TCO(7)	Q4 2018
Continental	84,000	Hyundai	2015	X	Pool-TCO(7)	Q4 2018
Constitution	84,000	Hyundai	2015	X	Pool(5)	—
Commodore	84,000	Hyundai	2015	X	Pool(5)	—
Cresques	84,000	Daewoo	2015	X	Pool(5)	—
Constellation	84,000	Hyundai	2015	X	Pool(5)	—
Cheyenne	84,000	Hyundai	2015	X	Pool(5)	—
Clermont	84,000	Hyundai	2015	X	Pool(5)	—
Cratis	84,000	Daewoo	2015	X	Pool(5)	—
Chaparral	84,000	Hyundai	2015	X	Pool(5)	—
Copernicus	84,000	Daewoo	2015	X	Pool(5)	—
Commander	84,000	Hyundai	2015	X	Time Charter(8)	Q4 2020
Challenger	84,000	Hyundai	2015	X	Pool(5)	—
Caravelle	84,000	Hyundai	2016	X	Pool(5)	—
Total	1,842,000

(1)	Represents vessels with very low revolutions per minute, long‑stroke, electronically controlled engines, larger propellers, advanced hull design, and low friction paint.

(2)	Represents calendar year quarters.

(3)	Operated pursuant to a bareboat chartering agreement. See Note 6 to our unaudited condensed consolidated financial statements included herein.

(4)	Currently on time charter with an oil major that began in December 2014.

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

(8)	Currently on time charter with a major oil company that began in November 2015.

Results of Operations – For the three months ended September 30, 2018 as compared to the three months ended September 30, 2017

Revenues

The following table compares our Revenues for the three months ended September 30:

			Increase /	Percent
	2018	2017	(Decrease)	Change

Net pool revenues—related party	$32,027,042	$20,468,380	$11,558,662	56.5%
Time charter revenues	8,640,000	12,507,394	(3,867,394)	(30.9)%
Voyage charter revenues	—	1,733,247	(1,733,247)	NM
Other revenues, net	140,500	20,000	120,500	602.5%
Total	$40,807,542	$34,729,021	$6,078,521	17.5%

Revenues, which represent net pool revenues—related party, time charters, voyage charters and other revenues earned by our vessels, were $40.8 million for the three months ended September 30, 2018, an increase of $6.1 million, or 17.5%, from $34.7 million for the three months ended September 30, 2017. The increase is primarily attributable to an increase in average TCE rates and fleet utilization. Average TCE rates increased from $18,015 for the three months ended September 30, 2017 to $20,973 for the three months ended September 30, 2018, primarily as a result of higher spot market rates during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. The Baltic Exchange Liquid Petroleum Gas Index, an index published daily by the Baltic Exchange for the spot market rate for the benchmark Ras Tanura-Chiba route (expressed as U.S. dollars per metric ton), averaged $40.245 during the three months ended September 30, 2018 compared to an average of $22.171 for the three months ended September 30, 2017. Our fleet utilization increased from 91.8% during the three months ended September 30, 2017 to 95.8% during the three months ended September 30, 2018.

Vessel Operating Expenses

Vessel operating expenses were $17.4 million during the three months ended September 30, 2018, or $8,585 per vessel per calendar day, which is calculated by dividing vessel operating expenses by calendar days for the relevant time-period for the vessels that were in our fleet. This was an increase of $1.7 million, or 10.4%, from $15.7 million for the three months ended September 30, 2017. Vessel operating expenses per vessel per calendar day increased by $808 from $7,777 for the three months ended September 30, 2017 to $8,585 for the three months ended September 30, 2018. The increase in vessel operating expenses for the three months ended September 30, 2018, when compared with the three months ended September 30, 2017, was primarily the result of a $1.6 million, or $787 per vessel per calendar day, increase in spares, stores, and repairs and maintenance costs largely due to our regular preventive maintenance programs, and a $0.3 million purchase of coolant for one of our VLGCs coming off drydock in July 2018 resulting in an increase of $160 per vessel per calendar day. The increase in spares, stores, and repairs and maintenance costs were mainly due to having a VLGC in drydock during the three months ended September 30, 2018, which was not the case during the three months ended September 30, 2017. Non-capitalized expenses related to the drydock for the three months ended September 30, 2018 totaled $0.3 million, or $153 per vessel per calendar day. Partially offsetting the increases was a reduction of crew wages and related costs of $0.2 million, or $114 per vessel per calendar day.

General and Administrative Expenses

General and administrative expenses were $7.5 million for the three months ended September 30, 2018, an increase of $2.1 million, or 37.7%, from $5.4 million for the three months ended September 30, 2017. The increase was mainly due to an increase in professional and legal fees resulting from $1.7 million of expenses incurred related to the unsolicited proposal by BW LPG Limited (“BW”) to combine with us in an all-stock transaction, and a proxy contest commenced by BW, along with its affiliates, to replace three members of our board of directors with BW nominees, which proposal and proxy contest were subsequently withdrawn on October 8, 2018. Additionally, the increase in general and administrative expenses was due to increases of $0.2 million in stock-based compensation and $0.2 million in other general and administrative expenses.

Interest and Finance Costs

Interest and finance costs amounted to $10.2 million for the three months ended September 30, 2018, an increase of $1.6 million, or 18.0%, from $8.6 million for the three months ended September 30, 2017. The increase of $1.6 million during this period was due to an increase of $2.5 million in interest incurred on our long-term debt, primarily resulting from an increase in LIBOR and an increase in average indebtedness, partially offset by a reduction of $0.9 million in amortization of deferred financing fees and loan expenses. Average indebtedness, excluding deferred financing fees, increased from $742.3 million for the three months ended September 30, 2017 to $756.1 million for the three months ended September 30, 2018. As of September 30, 2018, the outstanding balance of our long-term debt, net of deferred financing fees of $15.5 million, was $726.5 million.

Unrealized Gain/(Loss) on Derivatives

Unrealized gain on derivatives was approximately $1.1 million for the three months ended September 30, 2018, compared to an unrealized gain of $0.7 million for the three months ended September 30, 2017. The favorable $0.4 million change is attributable to changes in the fair value of our interest rate swaps caused by changes in forward LIBOR yield curves and reductions in notional amounts.

Realized Gain/(Loss) on Derivatives

Realized gain on derivatives was approximately $0.8 million for the three months ended September 30, 2018, compared to a realized loss of $0.4 million for the three months ended September 30, 2017. The favorable $1.2 million change is attributable to increases in floating LIBOR resulting in realized gains on interest rate swaps related to the 2015 Debt Facility.

Results of Operations – For the six months ended September 30, 2018 as compared to the six months ended September 30, 2017

Revenues

The following table compares our Revenues for the six months ended September 30:

			Increase /	Percent
	2018	2017	(Decrease)	Change
Net pool revenues—related party	$48,133,443	$48,943,739	$(810,296)	(1.7)%
Time charter revenues	20,107,881	25,072,049	(4,964,168)	(19.8)%
Voyage charter revenues	—	1,733,247	(1,733,247)	NM
Other revenues, net	210,500	5,458	205,042	3,756.7%
Total	$68,451,824	$75,754,493	$(7,302,669)	(9.6)%

Revenues, which represent net pool revenues—related party, time charters, voyage charters and other revenues earned by our vessels, were $68.5 million for the six months ended September 30, 2018, a decrease of $7.3 million, or 9.6%, from $75.8 million for the six months ended September 30, 2017. The decrease is primarily attributable to a decrease in average TCE rates and a slight reduction in fleet utilization. Average TCE rates decreased from $20,334 for the six months ended September 30, 2017 to $18,923 for the six months ended September 30, 2018, primarily as a result of higher bunker prices, partially offset by increased spot market rates during the six months ended September 30, 2018 as compared to the six months ended September 30, 2017. The average price of heavy fuel oil (expressed as U.S. dollars per metric tonnes) from Singapore and Fujairah increased from $313 during the six months ended September 30, 2017 to $466 during the six months ended September 30, 2018. The Baltic Exchange Liquid Petroleum Gas Index, an index published daily by the Baltic Exchange for the spot market rate for the benchmark Ras Tanura-Chiba route (expressed as U.S. dollars per metric ton), averaged $33.484 during the six months ended September 30, 2018 compared to an average of $25.412 for the six months ended September 30, 2017. Our fleet utilization decreased slightly from 90.7% during the six months ended September 30, 2017 to 89.7% during the six months ended September 30, 2018.

Vessel Operating Expenses

Vessel operating expenses were $34.1 million during the six months ended September 30, 2018, or $8,460 per vessel per calendar day, which is calculated by dividing vessel operating expenses by calendar days for the relevant time-period for the vessels that were in our fleet. This was an increase of $1.5 million, or 4.4%, from $32.6 million for the six months ended September 30, 2017. Vessel operating expenses per vessel per calendar day increased by $356 from $8,104 for the six months ended September 30, 2017 to $8,460 for the six months ended September 30, 2018. The increase in vessel operating expenses for the six months ended September 30, 2018, when compared with the six months ended September 30, 2017, was primarily the result of a $2.3 million, or $563 per vessel per calendar day, increase in spares, stores, and repairs and maintenance costs largely due to our regular preventive maintenance programs, and a $0.3 million purchase of coolant for one of our VLGCs coming off drydock in July 2018 resulting in an increase of $80 per vessel per calendar day. The increase in spares, stores, and repairs and maintenance costs were mainly due to having a VLGC in drydock during the three months ended September 30, 2018, which was not the case during the three months ended September 30, 2017. Non-capitalized expenses related to the drydock for the six months ended September 30, 2018 totaled $0.4 million, or $102 per vessel per calendar day. Partially offsetting the increases was a reduction of crew wages and related costs of $1.1 million, or $263 per vessel per calendar day.

General and Administrative Expenses

General and administrative expenses were $15.9 million for the six months ended September 30, 2018, an increase of $1.9 million, or 13.7%, from $14.0 million for the six months ended September 30, 2017. The increase was mainly due to an increase of $1.8 million in professional and legal fees resulting from $2.1 million of expenses incurred related to the unsolicited proposal by BW to combine with us in an all-stock transaction, and a proxy contest commenced by BW, along with its affiliates, to replace three members of our board of directors with BW nominees, which proposal and proxy contest were subsequently withdrawn on October 8, 2018. Additionally, the increase in general and administrative expenses was due to an increase of $0.3 million in stock-based compensation, partially offset by a reduction of $0.2 million in other general and administrative expenses.

Interest and Finance Costs

Interest and finance costs amounted to $20.5 million for the six months ended September 30, 2018, an increase of $4.4 million, or 27.7%, from $16.1 million for the six months ended September 30, 2017. The increase of $4.4 million during this period was due to an increase of $5.6 million in interest incurred on our long-term debt, primarily resulting from (i) an increase in LIBOR, (ii) an increase in margin on the 2017 Bridge Loan that we repaid in June 2018 and (iii) an increase in average indebtedness, partially offset by a reduction of $1.2 million in amortization of deferred financing fees and loan expenses. Average indebtedness, excluding deferred financing fees, increased from $750.9 million for the six months ended September 30, 2017 to $762.4 million for the six months ended September 30, 2018. As of September 30, 2018, the outstanding balance of our long-term debt, net of deferred financing fees of $15.5 million, was $726.5 million.

Unrealized Gain/(Loss) on Derivatives

Unrealized gain on derivatives was approximately $2.8 million for the six months ended September 30, 2018, compared to an unrealized loss of $1.7 million for the six months ended September 30, 2017. The favorable $4.5 million change is attributable to changes in the fair value of our interest rate swaps caused by changes in forward LIBOR yield curves and reductions in notional amounts.

Realized Gain/(Loss) on Derivatives

Realized gain on derivatives was approximately $1.6 million for the six months ended September 30, 2018, compared to a realized loss of $1.0 million for the six months ended September 30, 2017. The favorable $2.6 million change is attributable to increases in floating LIBOR resulting in realized gains on interest rate swaps related to the 2015 Debt Facility.

Gain on Early Extinguishment of Debt

Gain on early extinguishment of debt amounted to $4.1 million for the six months ended September 30, 2017 and was attributable to the repayment of our loan facility with the Royal Bank of Scotland, net of deferred financing fees. There was no gain on early extinguishment of debt for the six months ended September 30, 2018.

Liquidity and Capital Resources

Our business is capital intensive, and our future success depends on our ability to maintain a high‑quality fleet. As of September 30, 2018, we had cash and cash equivalents of $48.2 million and restricted cash—non-current of $35.6 million.

Our primary sources of capital during the six months ended September 30, 2018 were (i) $22.9 million in proceeds from the refinancing of the Captain Nicholas ML, (ii) $21.7 million in proceeds from the refinancing of the Captain John NP, and (iii) $20.6 million in proceeds from the refinancing of the Captain Markos NL. Proceeds from the refinancings of the Captain John NP,  Captain Markos ML, and Captain Nicholas ML were used to prepay the 2017 Bridge Loan.

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

As of September 30, 2018, the outstanding balance of our long-term debt, net of deferred financing fees of $15.5 million, was $726.5 million including $64.0 million of principal on our long-term debt scheduled to be repaid within the next twelve months.

Operating expenses, including expenses to maintain the quality of our vessels in order to comply with international shipping standards and environmental laws and regulations, the funding of working capital requirements, long-term debt repayments, financing costs, and contractual commitments to purchase scrubbers on four of our VLGCs represent our short‑term, medium‑term and long‑term liquidity needs as of September 30, 2018. We anticipate satisfying our liquidity needs for at least the next twelve months with cash on hand and cash from operations. We may also seek additional liquidity through alternative sources of debt financings and/or through equity financings by way of private or public offerings. However, if these sources are insufficient to satisfy our short-term liquidity needs, or to satisfy our future medium-term or long-term liquidity needs, we may need to seek alternative sources of financing and/or modifications of our existing credit facility and financing arrangements. There is no assurance that we will be able to obtain any such financing or modifications to our existing credit facility and financing arrangements on terms acceptable to us, or at all.

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

Cash Flows

The following table summarizes our cash and cash equivalents provided by/(used in) operating, financing and investing activities for the six months ended September 30:

	2018	2017
Net cash provided by/(used in) operating activities	$(9,248,743)	$32,320,919
Net cash used in investing activities	(1,159,583)	(385,981)
Net cash used in financing activities	(34,950,168)	(31,050,201)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	$(45,488,203)	$1,034,059

Operating Cash Flows.  Net cash used in operating activities for the six months ended September 30, 2018 was $9.2 million, compared with net cash provided by operating activities of $32.3 million for the six months ended September 30, 2017. The decrease of $41.5 million is primarily related to an increased operating loss and changes in working capital, mainly from amounts due from the Helios Pool as distributions from the Helios Pool are impacted by the timing of the completion of voyages and spot market rates.

Net cash flow from operating activities depends upon our overall profitability, market rates for vessels employed on voyage charters, charter rates agreed to for time charters, the timing and amount of payments for drydocking expenditures and unscheduled repairs and maintenance, fluctuations in working capital balances and bunker costs.

Investing Cash Flows.  Net cash used in investing activities was $1.2 million for the six months ended September 30, 2018 compared with net cash used in investing activities of $0.4 million for the six months ended September 30, 2017. For the six months ended September 30, 2018 and 2017, net cash used in investing activities was comprised of our capital expenditures.

Financing Cash Flows.  Net cash used in financing activities was $35.0 million for the six months ended September 30, 2018, compared with $31.1 million for the six months ended September 30, 2017. For the six months ended September 30, 2018, net cash used in financing activities consisted of repayments of long-term debt of $98.2 million, payments for treasury stock repurchases of $1.2 million, and payment of debt financing costs of $0.6 million, partially offset by long-term debt borrowings of $65.1 million related to the CJNP Japanese Financing, CMNL Japanese Financing, and CNML Japanese Financing. Net cash used in financing activities for the six months ended September 30, 2017 consisted of repayments of long-term debt of $124.1 million, debt financing costs of $2.8 million, and treasury stock repurchases of $1.1 million, partially offset by a borrowing of $97.0 million related to the 2017 Bridge Loan.

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

As our vessels age and our fleet expands, our drydocking expenses will increase. We estimate the current cost of a VLGC special survey to be approximately $1.0 million per vessel (excluding any capital improvements to the vessel that may be made during such drydockings) and the cost of an intermediate survey to be approximately $100,000 per vessel. Ongoing costs for compliance with environmental regulations are primarily included as part of our drydocking and classification society survey costs. Additionally, ballast water management systems are expected to be installed on six VLGCs between July 2019 and July 2023 for approximately $0.8 million per vessel. Further, in October 2016, the International Maritime Organization (the “IMO”) set January 1, 2020 as the implementation date for vessels to comply with its low sulfur fuel oil requirement, which cuts sulfur levels from 3.5% to 0.5%. We may comply with this regulation by (i) consuming compliant fuels on board (0.5% sulfur), which is likely to be more readily available globally by 2020, but likely at a higher cost; (ii) continuing to consume high-sulfur fuel oil by installing scrubbers for cleaning of the exhaust gases to levels at or below compliance with regulations (0.5% sulfur); or (iii) by retrofitting vessels to be powered by liquefied natural gas or LPG, which may be a viable option subject to the pricing of compliant low-sulfur fuel (0.5% sulfur). Such costs of compliance with the IMO’s low sulfur fuel oil requirement may be significant. Currently, two of our VLGCs are equipped with scrubbers and we have entered into contracts to purchase scrubbers on seven of our VLGCs. We are not aware of any other future regulatory changes or environmental laws that we expect to have a material impact on our current or future results of operations that we have not already considered. Please see “Item 1A. Risk Factors—Risks Relating to Our Company—We are subject to regulation and liability, including environmental laws, which could require significant expenditures and adversely affect our financial conditions and results of operations” and “Item 1A. Risk Factors—Risks Relating to Our Company—We may incur increasing costs for the drydocking, maintenance or replacement of our vessels as they age, and, as our vessels age, the risks associated with older vessels could adversely affect our ability to obtain profitable charters” in our Annual Report on Form 10-K for the year ended March 31, 2018.

Debt Agreements

For information relating to our secured term loan facilities, refer to Notes 9 and 23 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2018 and Note 6 to our unaudited interim condensed consolidated financial statements for the three and six months ended September 30, 2018 included herein.

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

As of September 30, 2018, independent appraisals of our VLGC fleet had indicators of impairment on twenty-one of our VLGCs in accordance with ASC 360 Property, Plant, and Equipment. We determined estimated net operating cash flows for our VLGCs by applying various assumptions regarding future time charter equivalent revenues net of commissions, operating expenses, scheduled drydockings, expected offhire and scrap values. These assumptions were based on historical data as well as future expectations. We estimated spot market rates by obtaining the trailing 10-year historical average spot market rates, as published by maritime industry researchers. Estimated outflows for operating expenses and drydocking expenses were based on historical and budgeted costs and were adjusted for assumed inflation. Utilization was based on our historical levels achieved in the spot market and estimates of a residual value consistent with scrap rates used in management's evaluation of scrap value. Such estimates and assumptions regarding expected net operating cash flows require considerable judgment and were based upon historical experience, financial forecasts and industry trends and conditions. Therefore, based on this analysis, we concluded that no impairment charge was necessary because we believe the vessel carrying values are recoverable. No impairment charges were recognized for the three and six months ended September 30, 2018.

In addition, we performed a sensitivity analysis as of September 30, 2018 to determine the effect on recoverability of changes in TCE rates. The sensitivity analysis suggests that we would not incur an impairment charge on any of our VLGCs if daily TCE rates based on the 10-year historical average spot market rates were reduced by 25%. An impairment charge of approximately $38.3 million on seven of our VLGCs would be triggered by a reduction of 30% in the 10-year historical average spot market rates. The amount, if any, and timing of any impairment charges we may recognize in the future will depend upon the then current and expected future charter rates and vessel values, which may differ materially from those used in our estimates as of September 30, 2018.

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

Interest Rate Risk

The LPG shipping industry is capital intensive, requiring significant amounts of investment. Much of this investment is provided in the form of long-term debt. Our 2015 Debt Facility agreement contains interest rates that fluctuate with LIBOR. We have entered into interest rate swap agreements to hedge a majority of our exposure to fluctuations of interest rate risk associated with our 2015 Debt Facility. We have hedged $250 million of non-amortizing principal and $214.1 million of amortizing principal of the 2015 Debt Facility as of September 30, 2018 and thus increasing interest rates could adversely impact our future earnings due to additional interest expense on our unhedged debt. For the 12 months following September 30, 2018, a hypothetical increase or decrease of 20 basis points in the underlying LIBOR rates would result in an increase or decrease of our interest expense on all of our non-hedged interest-bearing debt by approximately $0.1 million assuming all other variables are held constant.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of September 30, 2018. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those internal control systems determined to be effective can provide only a level of reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three and six months ended September 30, 2018that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We were subject to a disruptive unsolicited acquisition proposal and proxy contest.

BW has made an unsolicited proposal to acquire all of our outstanding common stock and has, along with its affiliates, commenced a proxy contest to replace three members of our board of directors with BW nominees. BW’s unsolicited proposal and proxy contest were subsequently withdrawn on October 8, 2018. Significant costs incurred in connection with BW’s unsolicited acquisition proposal and proxy contest may accrue even following the withdrawal of such unsolicited proposal and proxy contest. Continued uncertainty arising out of BW’s unsolicited acquisition proposal and proxy contest may disrupt our business and operations by potentially causing the loss of current and prospective employees, counterparties, and other constituencies important to our success, which could negatively impact our business and financial results. The price of our common stock may be volatile and could be subject to price fluctuations due to such continued uncertainty.

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

Dorian LPG Ltd.
(Registrant)

Date: October 30, 2018	/s/ John C. Hadjipateras
John C. Hadjipateras
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 30, 2018	/s/ Theodore B. Young
Theodore B. Young
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)