Form 10-K
period 2019-03-31
DORIAN LPG LTD.
filed 2019-05-30
CIK 1596993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2019

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-36437

Dorian LPG Ltd.

(Exact name of registrant as specified in its charter)

Marshall Islands	66-0818228
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

27 Signal Road, Stamford, CT	06902
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (203) 674-9900

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common stock, par value $0.01 per share	LPG	New York Stock Exchange

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

The aggregate market value of the registrant’s common stock held by non-affiliates, based upon the closing price of common stock as reported on the New York Stock Exchange as of September 30, 2018, was approximately $281,969,698. For this purpose, all outstanding shares of common stock have been considered held by non-affiliates, other than the shares beneficially owned by directors, officers and shareholders of 10% or more of the registrant’s outstanding common shares, without conceding that any of the excluded parties are "affiliates" of the registrant for purposes of the federal securities laws. As of May 24, 2019, there were 55,167,708 shares of the registrant’s common stock outstanding.

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

•	charterers’ increasing emphasis on environmental and safety concerns;

•	general economic conditions and specific economic conditions in the oil and natural gas industry and the countries and regions where LPG is produced and consumed;

•	potential turmoil in the global financial markets;

•	the supply of and demand for LPG, which is affected by the production levels and price of oil, refined petroleum products and natural gas, including production from United States shale fields;

•	completion of infrastructure projects to support marine transportation of LPG, including export terminals and pipelines;

•	changes to the supply and demand for LPG vessels as a result of the expansion of the Panama Canal;

•	oversupply of or limited demand for LPG vessels comparable to ours or higher specification vessels;

•	competition in the LPG shipping industry;

•	our ability to profitably employ our vessels, including vessels participating in the Helios Pool (defined below);

•	our ability to realize the expected benefits from our recently time chartered-in vessel;

•	our continued ability to enter into profitable long-term time charters;

•	future purchase prices of newbuildings and secondhand vessels and timely deliveries of such vessels (if any);

•	our ability to compete successfully for future chartering opportunities and newbuilding opportunities (if any);

•	the failure of our or the Helios Pool’s significant customers to perform their obligations to us or to the Helios Pool;

•	the performance of the Helios Pool;

•	the loss or reduction in business from our or the Helios Pool’s significant customers;

•

our financial condition and liquidity, including our ability to obtain financing in the future to fund capital expenditures, acquisitions and other general corporate purposes, the terms of such financing and our ability to comply with covenants set forth in our existing and future financing arrangements;

•	our ability to repay or refinance our existing debt and settling of interest rate swaps (if any);

•	our costs, including crew wages, insurance, provisions, repairs and maintenance, and general and administrative expenses;

•	changes in our operating expenses, including dry-docking and insurance costs and bunker prices, as applicable;

•	our dependence on key personnel;

•	the availability of skilled workers and the related labor costs;

•	the effects of new products and new technology in our industry;

•	operating hazards in the maritime transportation industry, including accidents, political events, piracy or acts by terrorists, which may cause potential disruption of shipping routes;

•	the adequacy of our insurance coverage in the event of a catastrophic event;

•	compliance with and changes to governmental, tax, environmental and safety laws and regulations;

•	changes in domestic and international political and geopolitical conditions, including the imposition of tariffs or otherwise on LPG or LPG products;

•	fluctuations in currencies and interest rates;

•	compliance with the United States Foreign Corrupt Practices Act of 1977, the United Kingdom Bribery Act 2010, or other applicable regulations relating to bribery;

•	the volatility of the price of our common shares; and

•	other factors detailed in this report and from time to time in our periodic reports.

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

Overview

Dorian was incorporated on July 1, 2013 under the laws of the Republic of the Marshall Islands, is headquartered in the United States and is engaged in the transportation of LPG.  Specifically, Dorian and its subsidiaries are focused on owning and operating VLGCs in the LPG shipping industry. Our founding executives have managed vessels in the LPG shipping market since 2002. Our fleet currently consists of twenty-three VLGCs, including our nineteen new fuel-efficient 84,000 cbm ECO-design VLGCs, or our ECO VLGCs, three 82,000 cbm VLGCs, and one time chartered-in VLGC.  The twenty-two VLGCs in our fleet, excluding our time chartered-in vessel, have an aggregate carrying capacity of approximately 1.8 million cbm and an average age of 4.9 years as of May 24, 2019.  Two of our ECO VLGCs are fitted with exhaust gas cleaning systems (commonly referred to as “scrubbers”) to reduce sulfur emissions. We have entered into contracts for an additional ten of our VLGCs to be fitted with scrubbers. We provide in-house commercial and technical management services for all of our vessels, including our vessels deployed in the Helios Pool, which may also receive commercial management services from Phoenix (defined below).

Sixteen of our ECO VLGCs were constructed at Hyundai Heavy Industries Co., Ltd., or Hyundai, and three of our ECO VLGCs were constructed at Daewoo Shipping and Marine Engineering Ltd, or Daewoo. Our nineteen ECO VLGCs, which incorporate fuel efficiency and certain custom features, were delivered to us between July 2014 and February 2016, seventeen of which were delivered during calendar year 2015 or later.

On April 1, 2015, we and Phoenix Tankers Pte. Ltd., or Phoenix, a wholly-owned subsidiary of Mitsui OSK Lines Ltd., an unaffiliated third party, began operation of Helios LPG Pool LLC, or the Helios Pool, a joint venture owned 50% by us and 50% by Phoenix. We believe that the operation of certain of our VLGCs in this pool allows us to achieve better market coverage and utilization. Vessels entered into the Helios Pool are commercially managed jointly by Dorian LPG (UK) Ltd., our wholly-owned subsidiary, and Phoenix. The members of the Helios Pool share in the net pool revenues generated by the entire group of vessels participating in the pool, weighted according to certain technical vessel characteristics, and net pool revenues are distributed as variable rate time charter hire to each participant. The vessels entered into the Helios Pool may operate either in the spot market, pursuant to contracts of affreightment, or COAs, or on time charters of two years' duration or less. We and Phoenix have agreed that the Helios Pool will have a right of first refusal to operate each VLGC of our respective fleets not employed on a time charter of more than two years duration. As of May 24, 2019, the Helios Pool operated twenty-eight VLGCs, including nineteen vessels from our fleet,  four Phoenix vessels, and five time chartered-in vessels.

Our Fleet

The following table sets forth certain information regarding our fleet as of May 24, 2019:

	Capacity			ECO		Charter
	(Cbm)	Shipyard	Year Built	Vessel(1)	Employment	Expiration(2)
Dorian VLGCs
Captain Markos NL(3)	82,000	Hyundai	2006	—	Time Charter(5)	Q4 2019
Captain John NP(3)	82,000	Hyundai	2007	—	Pool-TCO(6)	Q1 2020
Captain Nicholas ML(3)	82,000	Hyundai	2008	—	Pool(7)	—
Comet	84,000	Hyundai	2014	X	Time Charter(8)	Q3 2019
Corsair(3)	84,000	Hyundai	2014	X	Pool(7)	—
Corvette(3)(4)	84,000	Hyundai	2015	X	Pool(7)	—
Cougar	84,000	Hyundai	2015	X	Pool(7)	—
Concorde(3)(4)	84,000	Hyundai	2015	X	Time Charter(9)	Q1 2020
Cobra	84,000	Hyundai	2015	X	Pool(7)	—
Continental	84,000	Hyundai	2015	X	Pool(7)	—
Constitution	84,000	Hyundai	2015	X	Pool(7)	—
Commodore	84,000	Hyundai	2015	X	Pool(7)	—
Cresques	84,000	Daewoo	2015	X	Pool(7)	—
Constellation	84,000	Hyundai	2015	X	Pool(7)	—
Cheyenne	84,000	Hyundai	2015	X	Pool-TCO(6)	Q2 2019
Clermont	84,000	Hyundai	2015	X	Pool(7)	—
Cratis	84,000	Daewoo	2015	X	Pool(7)	—
Chaparral	84,000	Hyundai	2015	X	Pool-TCO(6)	Q4 2019
Copernicus	84,000	Daewoo	2015	X	Pool(7)	—
Commander	84,000	Hyundai	2015	X	Time Charter(10)	Q4 2020
Challenger	84,000	Hyundai	2015	X	Pool(7)	—
Caravelle	84,000	Hyundai	2016	X	Pool(7)	—
Total	1,842,000

Time chartered-in VLGC
Laurel Prime(11)	83,305	Mitsubishi	2018	X	Pool(7)	—

(1)	Represents vessels with very low revolutions per minute, long‑stroke, electronically controlled engines, larger propellers, advanced hull design, and low friction paint.

(2)	Represents calendar year quarters.

(3)	Operated pursuant to a bareboat chartering agreement. See Note 9 to our consolidated financial statements included herein.

(4)	VLGC fitted with scrubber.

(5)	Currently on time charter with an oil major that began in December 2014.

(6)

“Pool-TCO” indicates that the vessel is operated in the Helios Pool on a time charter out to a third party and receives as charter hire a portion of the net revenues of the pool calculated according to a formula based on the vessel’s pro rata performance in the pool.

(7)

“Pool” indicates that the vessel operates in the Helios Pool on voyage charters with third parties and receives as charter hire a portion of the net revenues of the pool calculated according to a formula based on the vessel’s pro rata performance in the pool.

(8)	Currently on time charter with an oil major that began in July 2014.

(9)	Currently on time charter with a major oil company that began in March 2019.

(10)	Currently on time charter with a major oil company that began in November 2015.

(11)	Currently time chartered-in to our fleet with an expiration during the first calendar quarter of 2020.

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

Our Customers

Our customers, either directly or through the Helios Pool, include or have included global energy companies such as Exxon Mobil Corp., China International United Petroleum & Chemicals Co., Ltd., Royal Dutch Shell plc, Equinor ASA, Total S.A., and Sunoco LP, commodity traders such as Geogas Trading S.A., Glencore plc, Itochu Corporation and the Vitol Group and importers such as E1 Corp., Indian Oil Corporation, SK Gas Co. Ltd., Astomos Energy Corporation and Oriental Energy Company Ltd. See “Item 7. Management Discussion and Analysis—Overview” for a discussion of our customers that accounted for more than 10% of our total revenues and “Item 1A. Risk Factors—We expect to be dependent on a limited number of customers for a material part of our revenues, and failure of such customers to meet their obligations could cause us to suffer losses or negatively impact our results of operations and cash flows.” For the years ended March 31, 2019,  2018 and 2017 approximately 75.9%, 67.1% and 69.1% of our revenues, respectively, were generated through the Helios Pool as net pool revenues—related parties. See “Item 1A. Risk Factors—We and the Helios Pool operate exclusively in the LPG shipping industry. Due to our lack of diversification and the lack of diversification of the Helios Pool, adverse developments in the LPG shipping industry may adversely affect our business, financial condition and operating results.”

We intend to continue to pursue a balanced chartering strategy by employing our vessels on a mix of multi-year time charters, some of which may include a profit-sharing component, shorter-term time charters, spot market voyages and COAs.  Four of our vessels are currently on fixed time charters outside of the Helios Pool with an average remaining term of 1.3 years as of May 24, 2019, and three of our VLGCs are on Pool-TCO within the Helios Pool. See “Our Fleet” above for more information.

Further, each of our vessels serves the same type of customer, has similar operations and maintenance requirements, and operates in the same regulatory environment. Based on this, we have determined that we operate in one reportable segment, the international transportation of LPG. Furthermore, when we charter a vessel to a charterer, the charterer is free to trade the vessel worldwide and, as a result, the disclosure of geographic information is impracticable.

Competition

LPG carrier capacity is primarily a function of the size of the existing world fleet, the number of newbuildings being delivered and the scrapping of older vessels. According to industry sources, as of May 24, 2019, there were 1,447 LPG capable carriers with an aggregate capacity of approximately 34.04 million cbm. As of such date, a further 78 LPG capable carriers with an aggregate carrying capacity of roughly 4.0 million cbm were on order for delivery by the end of 2021, equivalent to 11.8% of the existing fleet in capacity terms. In contrast to oil tankers and drybulk carriers, according to industry sources, the number of shipyards with LPG carrier experience is more limited. In the VLGC sector in which we operate, as of May 24, 2019, there were 277 vessels with an aggregate carrying capacity of 22.73 million cbm in the world fleet with 43 vessels on order for delivery by the end of 2021.

Our largest competitors for VLGC shipping services include BW LPG Limited, or BWLPG, Avance Gas Holding Ltd., or Avance, Petredec, and Astomos Energy Corporation. According to industry sources, there were approximately 64 owners in the worldwide VLGC fleet as of May 24, 2019, with the top ten owners possessing 48% of the total fleet on a vessel count basis. Competition for the transportation of LPG depends on the price, location, size, age, condition and acceptability of the vessel to the charterer. We believe we own and operate the youngest and second largest fleet in the VLGC size segment, which, in our view, enhances our position relative to that of our competitors. But see “Item 1A. Risk Factors—We will face substantial competition in trying to expand relationships with existing customers and obtain new customers.”

Seasonality

Liquefied gases are primarily used for industrial and domestic heating, as chemical and refinery feedstock, as transportation fuel and in agriculture. The LPG shipping market historically has been stronger in the spring and summer months in anticipation of increased consumption of propane and butane for heating during the winter months. In addition, unpredictable weather patterns in these months tend to disrupt vessel scheduling and the supply of certain commodities. Demand for our vessels therefore may be stronger in our quarters ending June 30 and September 30 and relatively weaker during our quarters ending December 31 and March 31, although 12-month time charter rates tend to smooth out these short-term fluctuations and recent LPG shipping market activity has not yielded the expected seasonal results. To the extent any of our time charters expire during the typically weaker fiscal quarters ending December 31 and March 31, it may not be possible to re-charter our vessels at similar rates. As a result, we may have to accept lower rates or experience off-hire time for our vessels, which may adversely impact our business, financial condition and operating results.

Employees

As of March 31, 2019, we employed 70 persons in our offices in the United States, Greece, Denmark and the United Kingdom. In addition to our shore-based employees, we had approximately 494 seafaring staff serving on our commercially-managed vessels. Seafarers are sourced from seafarer recruitment and placement service agencies and are employed with short-term employment contracts.

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

For maintenance of the class certificate, regular and special surveys of hull, machinery, including the electrical plant and any special equipment classed, are required to be performed by the classification society, to ensure continuing compliance. The classification societies provide guidelines applicable to LPG vessels relating to extended intervals for drydocking. Vessels are generally drydocked at least once during a five-year class cycle for inspection of the underwater parts and for repairs related to inspections unless an extension of the drydocking to seven and one-half years is granted by the classification society and the vessel is not older than 20 years of age. Vessels under five years of age can waive drydocking provided the vessel is inspected underwater. If any defects are found, the classification surveyor will issue a "recommendation" which must be rectified by the shipowner within prescribed time limits. The classification society also undertakes on request of the flag state other surveys and checks that are required by the regulations and requirements of that flag state. These surveys are subject to agreements made in each individual case and/or to the regulations of the country concerned. Every vessel is also required to be drydocked every 30 to 36 months for inspection of the underwater parts of the vessel. If any vessel does not maintain its class and/or fails any annual survey, intermediate survey, drydocking or special survey, the vessel will be unable to carry cargo between ports and will be unemployable and uninsurable which could cause us to be in violation of certain covenants in our loan agreements and financing arrangements. Any such inability to carry cargo or be employed, or any such violation of covenants, could have a material adverse impact on our financial condition and results of operations.

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

Our current protection and indemnity insurance coverage for pollution is $1.0 billion per vessel per incident. The thirteen P&I clubs that comprise the International Group of Protection and Indemnity Clubs, or the International Group, insure approximately 90% of the world's commercial tonnage and have entered into a pooling agreement to reinsure each association's liabilities. Each P&I club has capped its exposure in this pooling agreement so that the maximum claim covered by the pool and its reinsurance would be approximately $5.45 billion per accident or occurrence. We are a member of three P&I clubs: The Standard Club Ireland DAC, The United Kingdom Mutual Steamship Assurance Association (Europe) Limited and The London Steam‑Ship Owners' Mutual Insurance Association Limited. As a member of these P&I clubs, we are subject to a call for additional premiums based on the clubs' claims record, as well as the claims record of all other members of the P&I clubs comprising the International Group. However, our P&I clubs have reinsured the risk of additional premium calls to limit our additional exposure. This reinsurance is subject to a cap, and there is the risk that the full amount of the additional call would not be covered by this reinsurance.

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

A variety of government and private entities subject our vessels to both scheduled and unscheduled inspections. These entities include the local port authorities (applicable national authorities such as the United States Coast Guard (“USCG”), harbor master or equivalent), classification societies, flag state administrations (countries of registry) and charterers, particularly terminal operators. Certain of these entities require us to obtain permits, licenses, certificates and other authorizations for the operation of our vessels. Failure to maintain necessary permits or approvals could require us to incur substantial costs or result in the temporary suspension of the operation of one or more of our vessels.

Increasing environmental concerns have created a demand for vessels that conform to stricter environmental standards. We are required to maintain operating standards for all of our vessels that emphasize operational safety, quality maintenance, continuous training of our officers and crews and compliance with United States and international regulations. We believe that the operation of our vessels is in substantial compliance with applicable environmental laws and regulations and that our vessels have all material permits, licenses, certificates or other authorizations necessary for the conduct of our operations. However, because such laws and regulations frequently change and may impose increasingly stricter requirements, we cannot predict the ultimate cost of complying with these requirements, or the impact of these requirements on the resale value or useful lives of our vessels. In addition, a future serious marine incident that causes significant adverse environmental impact could result in additional legislation or regulation that could negatively affect our profitability.

International Maritime Organization

The International Maritime Organization, the United Nations agency for maritime safety and the prevention of pollution by vessels (the “IMO”), has adopted the International Convention for the Prevention of Pollution from Ships, 1973, as modified by the Protocol of 1978 relating thereto, collectively referred to as MARPOL 73/78 and herein as “MARPOL,” the International Convention for the Safety of Life at Sea of 1974 (“SOLAS Convention”), and the International Convention on Load Lines of 1966 (the “LL Convention”). MARPOL establishes environmental standards relating to oil leakage or spilling, garbage management, sewage, air emissions, handling and disposal of noxious liquids and the handling of harmful substances in packaged forms. MARPOL is applicable to drybulk, tanker and LNG carriers, among other vessels, and is broken into six Annexes, each of which regulates a different source of pollution. Annex I relates to oil leakage or spilling; Annexes II and III relate to harmful substances carried in bulk in liquid or in packaged form, respectively; Annexes IV and V relate to sewage and garbage management, respectively; and Annex VI, lastly, relates to air emissions. Annex VI was separately adopted by the IMO in September of 1997.

Vessels that transport gas, including LPG carriers and FSRUs, are also subject to regulation under the International Code for the Construction and Equipment of Ships Carrying Liquefied Gases in Bulk, or the IGC Code, published by the IMO. The IGC Code provides a standard for the safe carriage of LPG and certain other liquid gases by prescribing the design and construction standards of vessels involved in such carriage. The completely revised and updated IGC Code entered into force in 2016, and the amendments were developed following a comprehensive five-year review and are intended to take into account the latest advances in science and technology. Compliance with the IGC Code must be evidenced by a Certificate of Fitness for the Carriage of Liquefied Gases in Bulk. Non-compliance with the IGC Code or other applicable IMO regulations may subject a shipowner or a bareboat charterer to increased liability, may lead to decreases in available insurance coverage for affected vessels and may result in the denial of access to, or detention in, some ports. We believe that each of our vessels is in compliance with the IGC Code.

Air Emissions

In September of 1997, the IMO adopted Annex VI to MARPOL to address air pollution from vessels. Effective May 2005, Annex VI sets limits on sulfur oxide and nitrogen oxide emissions from all commercial vessel exhausts and prohibits “deliberate emissions” of ozone depleting substances (such as halons and chlorofluorocarbons), emissions of volatile compounds from cargo tanks, and the shipboard incineration of specific substances. Annex VI also includes a global cap on the sulfur content of fuel oil and allows for special areas to be established with more stringent controls on sulfur emissions, as explained below. Emissions of “volatile organic compounds” from certain vessels, and the shipboard incineration (from incinerators installed after January 1, 2000) of certain substances (such as polychlorinated biphenyls, or PCBs) are also prohibited. We believe that all our vessels are currently compliant in all material respects with these regulations.

The MEPC entered into force in July 2010 and adopted amendments to Annex VI regarding emissions of sulfur oxide, nitrogen oxide, particulate matter and ozone depleting substances. The amended Annex VI seeks to further reduce air pollution by, among other things, implementing a progressive reduction of the amount of sulfur contained in any fuel oil used on board ships. On October 27, 2016, at its 70th session, the MEPC agreed to implement a global 0.5% m/m sulfur oxide emissions limit (reduced from 3.50%) starting from January 1, 2020 (the “IMO 2020 Cap”). This limitation can be met by using low-sulfur compliant fuel oil, alternative fuels, or certain exhaust gas cleaning systems. Once the cap becomes effective, ships will be required to obtain bunker delivery notes and International Air Pollution Prevention (“IAPP”) Certificates from their flag states that specify sulfur content. Additionally, at MEPC 73, amendments to Annex VI to prohibit the carriage of bunkers above 0.5% sulphur on ships were adopted and will take effect March 1, 2020. These regulations subject ocean-going vessels to stringent emissions controls, and may cause us to incur substantial costs.

Sulfur content standards are even stricter within certain “Emission Control Areas,” or (“ECAs”). As of January 1, 2015, ships operating within an ECA were not permitted to use fuel with sulfur content in excess of 0.1%. Amended Annex VI establishes procedures for designating new ECAs. Currently, the IMO has designated four ECAs, including specified portions of the Baltic Sea area, North Sea area, North American area and United States Caribbean area. Ocean-going vessels in these areas will be subject to stringent emission controls and may cause us to incur additional costs. Other areas in China are subject to local regulations that impose stricter emission controls. If other ECAs are approved by the IMO, or other new or more stringent requirements relating to emissions from marine diesel engines or port operations by vessels are adopted by the U.S. Environmental Protection Agency (“EPA”) or the states where we operate, compliance with these regulations could entail significant capital expenditures or otherwise increase the costs of our operations.

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

Caribbean Sea ECAs designed for the control of NOx produced by vessels with a marine diesel engine installed and constructed on or after January 1, 2016. Tier III requirements could apply to areas that will be designated for Tier III NOx in the future. At MEPC 70 and MEPC 71, the MEPC approved the North Sea and Baltic Sea as ECAs for nitrogen oxide for ships built after January 1, 2021. The EPA promulgated equivalent (and in some senses stricter) emissions standards in late 2009. As a result of these designations or similar future designations, we may be required to incur additional operating or other costs.

As determined at the MEPC 70, the new Regulation 22A of MARPOL Annex VI became effective as of March 1, 2018 and requires ships above 5,000 gross tonnage to collect and report annual data on fuel oil consumption to an IMO database, with the first year of data collection commencing on January 1, 2019. The IMO intends to use such data as the first step in its roadmap (through 2023) for developing its strategy to reduce greenhouse gas emissions from ships, as discussed further below.

As of January 1, 2013, MARPOL made mandatory certain measures relating to energy efficiency for ships. All ships are now required to develop and implement Ship Energy Efficiency Management Plans (“SEEMPS”), and new ships must be designed in compliance with minimum energy efficiency levels per capacity mile as defined by the Energy Efficiency Design Index (“EEDI”). Under these measures, by 2025, all new ships built will be 30% more energy efficient than those built in 2014.

We may incur costs to comply with these revised standards. Additional or new conventions, laws and regulations may be adopted that could require the installation of expensive emission control systems and could adversely affect our business, results of operations, cash flows and financial condition.

Safety Management System Requirements

The SOLAS Convention was amended to address the safe manning of vessels and emergency training drills. The Convention of Limitation of Liability for Maritime Claims (the “LLMC”) sets limitations of liability for a loss of life or personal injury claim or a property claim against ship owners. We believe that our vessels are in substantial compliance with SOLAS and LLMC standards.

Under Chapter IX of the SOLAS Convention, or the International Safety Management Code for the Safe Operation of Ships and for Pollution Prevention (the “ISM Code”), our operations are also subject to environmental standards and requirements. The ISM Code requires the party with operational control of a vessel to develop an extensive safety management system that includes, among other things, the adoption of a safety and environmental protection policy setting forth instructions and procedures for operating its vessels safely and describing procedures for responding to emergencies. We rely upon the safety management system that we and our technical management team have developed for compliance with the ISM Code. The failure of a vessel owner or bareboat charterer to comply with the ISM Code may subject such party to increased liability, may decrease available insurance coverage for the affected vessels and may result in a denial of access to, or detention in, certain ports.

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

Regulation II-1/3-10 of the SOLAS Convention governs ship construction and stipulates that ships over 150 meters in length must have adequate strength, integrity and stability to minimize risk of loss or pollution. Goal-based standards amendments in SOLAS regulation II-1/3-10 entered into force in 2012.

Amendments to the SOLAS Convention Chapter VII apply to vessels transporting dangerous goods and require those vessels be in compliance with the International Maritime Dangerous Goods Code (“IMDG Code”). Effective January 1, 2018, the IMDG Code includes (1) updates to the provisions for radioactive material, reflecting the latest provisions from the International Atomic Energy Agency, (2) new marking, packing and classification requirements for dangerous goods, and (3) new mandatory training requirements.

The IMO has also adopted the International Convention on Standards of Training, Certification and Watchkeeping for Seafarers (“STCW”). As of February 2017, all seafarers are required to meet the STCW standards and be in possession of a valid STCW certificate. Flag states that have ratified SOLAS and STCW generally employ the classification societies, which have incorporated SOLAS and STCW requirements into their class rules, to undertake surveys to confirm compliance.

Furthermore, recent action by the IMO’s Maritime Safety Committee and United States agencies indicate that cybersecurity regulations for the maritime industry are likely to be further developed in the near future in an attempt to combat cybersecurity threats. For example, cyber-risk management systems must be incorporated by ship-owners and managers by 2021. This might cause companies to create additional procedures for monitoring cybersecurity, which could require additional expenses and/or capital expenditures. The impact of such regulations is hard to predict at this time.

Pollution Control and Liability Requirements

The IMO has negotiated international conventions that impose liability for pollution in international waters and the territorial waters of the signatories to such conventions. For example, the IMO adopted an International Convention for the Control and Management of Ships’ Ballast Water and Sediments (the “BWM Convention”) in 2004. The BWM Convention entered into force on September 9, 2017. The BWM Convention requires ships to manage their ballast water to remove, render harmless, or avoid the uptake or discharge of new or invasive aquatic organisms and pathogens within ballast water and sediments. The BWM Convention’s implementing regulations call for a phased introduction of mandatory ballast water exchange requirements, to be replaced in time with mandatory concentration limits, and require all ships to carry a ballast water record book and an international ballast water management certificate.

On December 4, 2013, the IMO Assembly passed a resolution revising the application dates of BWM Convention so that the dates are triggered by the entry into force date and not the dates originally in the BWM Convention. This, in effect, makes all vessels delivered before the entry into force date “existing vessels” and allows for the installation of ballast water management systems on such vessels at the first International Oil Pollution Prevention (“IOPP”) renewal survey following entry into force of the convention. The MEPC adopted updated guidelines for approval of ballast water management systems (G8) at MEPC 70. At MEPC 71, the schedule regarding the BWM Convention’s implementation dates was also discussed and amendments were introduced to extend the date existing vessels are subject to certain ballast water standards. Ships over 400 gross tons generally must comply with a “D-1 standard,” requiring the exchange of ballast water only in open seas and away from coastal waters. The “D-2 standard” specifies the maximum amount of viable organisms allowed to be discharged, and compliance dates vary depending on the IOPP renewal dates. Depending on the date of the IOPP renewal survey, existing vessels must comply with the D-2 standard on or after September 8, 2019. For most ships, compliance with the D-2 standard will involve installing on-board systems to treat ballast water and eliminate unwanted organisms. Ballast water management systems, which include systems that make use of chemical, biocides, organisms or biological mechanisms, or which alter the chemical or physical characteristics of the ballast water, must be approved in accordance with IMO Guidelines (Regulation D-3). Costs of compliance with these regulations may be substantial.

Once mid-ocean ballast water treatment requirements become mandatory under the BWM Convention, the cost of compliance could increase for ocean carriers and may have a material effect on our operations. However, many countries already regulate the discharge of ballast water carried by vessels from country to country to prevent the introduction of invasive and harmful species via such discharges. The U.S., for example, requires vessels entering its waters from another country to conduct mid-ocean ballast exchange, or undertake some alternate measure, and to comply with certain reporting requirements. Currently, sixteen of our VLGCs are in compliance with the BWM Convention guidelines.  Ballast water management systems, or BWMS, are expected to be installed on the remaining six VLGCs not equipped with BWMS between July 2019 and July 2023 for approximately $0.8 million per vessel. We have entered into contracts for two of our VLGCs to be fitted with BWMS.

The IMO also adopted the International Convention on Civil Liability for Bunker Oil Pollution Damage (the “Bunker Convention”) to impose strict liability on ship owners (including the registered owner, bareboat charterer, manager or operator) for pollution damage in jurisdictional waters of ratifying states caused by discharges of bunker fuel. The Bunker Convention requires registered owners of ships over 1,000 gross tons to maintain insurance for pollution damage in an amount equal to the limits of liability under the applicable national or international limitation regime (but not exceeding the amount calculated in accordance with the LLMC). With respect to non-ratifying states, liability for spills or releases of oil carried as fuel in ship’s bunkers typically is determined by the national or other domestic laws in the jurisdiction where the events or damages occur.

The Protocol Relating to Intervention on the High Seas in Cases of Pollution by Substances other than Oil 1973 (the “Intervention Protocol”) applies if there is a casualty involving a ship carrying LNG or LPG. The Intervention Protocol grants coastal states the right to intervene to prevent, mitigate or eliminate the danger of ‘substances other than oil’, including LNG and LPG, after consulting with other states affected and independent IMO-approved experts. The cost of such measures can usually be recovered by the governmental authority against the shipowner under national law

Ships are required to maintain a certificate attesting that they maintain adequate insurance to cover an incident. In jurisdictions, such as the United States where the Bunker Convention has not been adopted, various legislative schemes or common law govern, and liability is imposed either on the basis of fault or on a strict-liability basis.

Anti‑Fouling Requirements

In 2001, the IMO adopted the International Convention on the Control of Harmful Anti-fouling Systems on Ships, or the “Anti-fouling Convention.” The Anti-fouling Convention, which entered into force on September 17, 2008, prohibits the use of organotin compound coatings to prevent the attachment of mollusks and other sea life to the hulls of vessels. Vessels of over 400 gross tons engaged in international voyages will also be required to undergo an initial survey before the vessel is put into service or before an International Anti-fouling System Certificate is issued for the first time; and subsequent surveys when the anti-fouling systems are altered or replaced. We have obtained Anti-fouling System Certificates for all of our VLGCs that are subject to the Anti-fouling Convention.

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

In 2012, MEPC adopted a resolution amending the International Code for the Construction of Equipment of Ships Carrying Dangerous Chemicals in Bulk, or the IBC Code. The provisions of the IBC Code are mandatory under MARPOL and the SOLAS Convention. These amendments, which entered into force in June 2014, pertain to revised international certificates of fitness for the carriage of dangerous chemicals in bulk and identifying new products that fall under the IBC Code. In May 2014, additional amendments to the IBC Code were adopted that became effective in January 2016. These amendments pertain to the installation of stability instruments and cargo tank purging. Our ECO VLGCs are equipped with stability instruments and cargo tank purging. We may need to make certain minor financial expenditures to comply with these amendments for our three modern 82,000 cbm VLGCs.

United States Regulations

The U.S. Oil Pollution Act of 1990 and the Comprehensive Environmental Response, Compensation and Liability Act

The U.S. Oil Pollution Act of 1990 (“OPA”) established an extensive regulatory and liability regime for the protection and cleanup of the environment from oil spills. OPA affects all “owners and operators” whose vessels trade or operate within the U.S., its territories and possessions or whose vessels operate in U.S. waters, which includes the U.S.’s territorial sea and its 200 nautical mile exclusive economic zone around the U.S. The U.S. has also enacted the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), which applies to the discharge of hazardous substances other than oil, except in limited circumstances, whether on land or at sea. OPA and CERCLA both define “owner and operator” in the case of a vessel as any person owning, operating or chartering by demise, the vessel. Both OPA and CERCLA impact our operations.

Under OPA, vessel owners and operators are “responsible parties” and are jointly, severally and strictly liable (unless the spill results solely from the act or omission of a third party, an act of God or an act of war) for all containment and clean-up costs and other damages arising from discharges or threatened discharges of oil from their vessels, including bunkers (fuel). OPA defines these other damages broadly to include:

i)	injury to, destruction or loss of, or loss of use of, natural resources and related assessment costs;
ii)	injury to, or economic losses resulting from, the destruction of real and personal property;
iii)	loss of subsistence use of natural resources that are injured, destroyed or lost;
iv)	net loss of taxes, royalties, rents, fees or net profit revenues resulting from injury, destruction or loss of real or personal property, or natural resources;
v)	lost profits or impairment of earning capacity due to injury, destruction or loss of real or personal property or natural resources; and
vi)

net cost of increased or additional public services necessitated by removal activities following a discharge of oil, such as protection from fire, safety or health hazards, and loss of subsistence use of natural resources.

OPA contains statutory caps on liability and damages; such caps do not apply to direct cleanup costs. Effective December 21, 2015, the USCG adjusted the limits of OPA liability for a tank vessel, other than a single-hull tank vessel, over 3,000 gross tons liability to the greater of $2,200 per gross ton or $18,796,800 (subject to periodic adjustment for inflation), and for non-tank vessels, edible oil tank vessels, and any oil spill response vessels, to the greater of $1,100 per gross ton or $939,800. These limits of liability do not apply if an incident was proximately caused by the violation of an applicable U.S. federal safety, construction or operating regulation by a responsible party (or its agent, employee or a person acting pursuant to a contractual relationship), or a responsible party's gross negligence or willful misconduct. The limitation on liability similarly does not apply if the responsible party fails or refuses to (i) report the incident where the responsible party knows or has reason to know of the incident; (ii) reasonably cooperate and assist as requested in connection with oil removal activities; or (iii) without sufficient cause, comply with an order issued under the Federal Water Pollution Act (Section 311 (c), (e)) or the Intervention on the High Seas Act.

CERCLA contains a similar liability regime whereby owners and operators of vessels are liable for cleanup, removal and remedial costs, as well as damages for injury to, or destruction or loss of, natural resources, including the reasonable costs associated with assessing the same, and health assessments or health effects studies. There is no liability if the discharge of a hazardous substance results solely from the act or omission of a third party, an act of God or an act of war. Liability under CERCLA is limited to the greater of $300 per gross ton or $5.0 million for vessels carrying a hazardous substance as cargo and the greater of $300 per gross ton or $500,000 for any other vessel. These limits do not apply (rendering the responsible person liable for the total cost of response and damages) if the release or threat of release of a hazardous substance resulted from willful misconduct or negligence, or the primary cause of the release was a violation of applicable safety, construction or operating standards or regulations. The limitation on liability also does not apply if the responsible person fails or refused to provide all reasonable cooperation and assistance as requested in connection with response activities where the vessel is subject to OPA.

OPA and CERCLA each preserve the right to recover damages under existing law, including maritime tort law. OPA and CERCLA both require owners and operators of vessels to establish and maintain with the USCG evidence of financial responsibility sufficient to meet the maximum amount of liability to which the particular responsible person may be subject. Vessel owners and operators may satisfy their financial responsibility obligations by providing a proof of insurance, a surety bond, qualification as a self-insurer or a guarantee. We comply and plan to comply going forward with the USCG’s financial responsibility regulations by providing applicable certificates of financial responsibility.

The 2010 Deepwater Horizon oil spill in the Gulf of Mexico resulted in additional regulatory initiatives or statutes, including higher liability caps under OPA, new regulations regarding offshore oil and gas drilling, and a pilot inspection program for offshore facilities. However, several of these initiatives and regulations have been or may be revised. For example, the U.S. Bureau of Safety and Environmental Enforcement’s (“BSEE”) revised Production Safety Systems Rule (“PSSR”), effective December 27, 2018, modified and relaxed certain environmental and safety protections under the 2016 PSSR. Additionally, the BSEE released proposed changes to the Well Control Rule, which could roll back certain reforms regarding the safety of drilling operations, and the U.S. President proposed leasing new sections of U.S. waters to oil and gas companies for offshore drilling, expanding the U.S. waters that are available for such activity over the next five years. The effects of these proposals are currently unknown. Compliance with any new requirements of OPA and future legislation or regulations applicable to the operation of our vessels could impact the cost of our operations and adversely affect our business.

OPA specifically permits individual states to impose their own liability regimes with regard to oil pollution incidents occurring within their boundaries, provided they accept, at a minimum, the levels of liability established under OPA and some states have enacted legislation providing for unlimited liability for oil spills. Many U.S. states that border a navigable waterway have enacted environmental pollution laws that impose strict liability on a person for removal costs and damages resulting from a discharge of oil or a release of a hazardous substance. These laws may be more stringent than U.S. federal law. Moreover, some states have enacted legislation providing for unlimited liability for discharge of pollutants within their waters, although in some cases, states which have enacted this type of legislation have not yet issued implementing regulations defining vessel owners’ responsibilities under these laws. We intend to comply with all applicable state regulations in the ports where our vessels call.

We currently maintain pollution liability coverage insurance in the amount of $1 billion per incident for each of our vessels. If the damages from a catastrophic spill were to exceed our insurance coverage, it could have an adverse effect on our business and results of operation.

Other United States Environmental Initiatives

The U.S. Clean Air Act of 1970 (including its amendments of 1977 and 1990) (“CAA”) requires the EPA to promulgate standards applicable to emissions of volatile organic compounds and other air contaminants. Our vessels are subject to vapor control and recovery requirements for certain cargoes when loading, unloading, ballasting, cleaning and conducting other operations in regulated port areas. The CAA also requires states to draft State Implementation Plans, or SIPs, designed to attain national health-based air quality standards in each state. Although state-specific, SIPs may include regulations concerning emissions resulting from vessel loading and unloading operations by requiring the installation of vapor control equipment. Our vessels operating in such regulated port areas with restricted cargoes are equipped with vapor recovery systems that satisfy these existing requirements.

The U.S. Clean Water Act (“CWA”) prohibits the discharge of oil, hazardous substances and ballast water in U.S. navigable waters unless authorized by a duly-issued permit or exemption, and imposes strict liability in the form of penalties for any unauthorized discharges. The CWA also imposes substantial liability for the costs of removal, remediation and damages and complements the remedies available under OPA and CERCLA. In 2015, the EPA expanded the definition of “waters of the United States” (“WOTUS”), thereby expanding federal authority under the CWA. Following litigation on the revised WOTUS rule, in December 2018, the EPA and Department of the Army proposed a revised, limited definition of “waters of the United States.” The effect of this proposal on U.S. environmental regulations is still unknown.

The EPA and the USCG have also enacted rules relating to ballast water discharge, compliance with which requires the installation of equipment on our vessels to treat ballast water before it is discharged or the implementation of other port facility disposal arrangements or procedures at potentially substantial costs, and/or otherwise restrict our vessels from entering U.S. Waters. The EPA will regulate these ballast water discharges and other discharges incidental to the normal operation of certain vessels within United States waters pursuant to the Vessel Incidental Discharge Act (“VIDA”), which was signed into law on December 4, 2018 and will replace the 2013 Vessel General Permit (“VGP”) program (which authorizes discharges incidental to operations of commercial vessels and contains numeric ballast water discharge limits for most vessels to reduce the risk of invasive species in U.S. waters, stringent requirements for exhaust gas scrubbers, and requirements for the use of environmentally acceptable lubricants) and current Coast Guard ballast water management regulations adopted under the U.S. National Invasive Species Act (“NISA”), such as mid-ocean ballast exchange programs and installation of approved USCG technology for all vessels equipped with ballast water tanks bound for U.S. ports or entering U.S. waters. VIDA establishes a new framework for the regulation of vessel incidental discharges under Clean Water Act (CWA), requires the EPA to develop performance standards for those discharges within two years of enactment, and requires the U.S. Coast Guard to develop implementation, compliance, and enforcement regulations within two years of EPA’s promulgation of standards. Under VIDA, all provisions of the 2013 VGP and USCG regulations regarding ballast water treatment remain in force and effect until the EPA and U.S. Coast Guard regulations are finalized. Non-military, non-recreational vessels greater than 79 feet in length must continue to comply with the requirements of the VGP, including submission of a Notice of Intent (“NOI”) or retention of a PARI form and submission of annual reports. We have submitted NOIs for our vessels where required. Compliance with the EPA, U.S. Coast Guard and state regulations could require the installation of ballast water treatment equipment on our vessels or the implementation of other port facility disposal procedures at potentially substantial cost, or may otherwise restrict our vessels from entering U.S. waters.

European Union Regulations

In October 2009, the European Union amended a directive to impose criminal sanctions for illicit ship-source discharges of polluting substances, including minor discharges, if committed with intent, recklessly or with serious negligence and the discharges individually or in the aggregate result in deterioration of the quality of water. Aiding and abetting the discharge of a polluting substance may also lead to criminal penalties. The directive applies to all types of vessels, irrespective of their flag, but certain exceptions apply to warships or where human safety or that of the ship is in danger. Criminal liability for pollution may result in substantial penalties or fines and increased civil liability claims. Regulation (EU) 2015/757 of the European Parliament and of the Council of 29 April 2015 (amending EU Directive 2009/16/EC) governs the monitoring, reporting and verification of carbon dioxide emissions from maritime transport, and, subject to some exclusions, requires companies with ships over 5,000 gross tonnage to monitor and report carbon dioxide emissions annually starting on January 1, 2018, which may cause us to incur additional expenses.

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

Greenhouse Gas Regulation

Currently, the emissions of greenhouse gases from international shipping are not subject to the Kyoto Protocol to the United Nations Framework Convention on Climate Change, which entered into force in 2005 and pursuant to which adopting countries have been required to implement national programs to reduce greenhouse gas emissions with targets extended through 2020. International negotiations are continuing with respect to a successor to the Kyoto Protocol, and restrictions on shipping emissions may be included in any new treaty. In December 2009, more than 27 nations, including the U.S. and China, signed the Copenhagen Accord, which includes a non-binding commitment to reduce greenhouse gas emissions. The 2015 United Nations Climate Change Conference in Paris resulted in the Paris Agreement, which entered into force on November 4, 2016 and does not directly limit greenhouse gas emissions from ships. On June 1, 2017, the U.S. President announced that the United States intends to withdraw from the Paris Agreement. The timing and effect of such action has yet to be determined, but the Paris Agreement provides for a four-year exit process.

At MEPC 70 and MEPC 71, a draft outline of the structure of the initial strategy for developing a comprehensive IMO strategy on reduction of greenhouse gas emissions from ships was approved. In accordance with this roadmap, in April 2018, nations at the MEPC 72 adopted an initial strategy to reduce greenhouse gas emissions from ships. The initial strategy identifies “levels of ambition” to reducing greenhouse gas emissions, including (1) decreasing the carbon intensity from ships through implementation of further phases of the EEDI for new ships; (2) reducing carbon dioxide emissions per transport work, as an average across international shipping, by at least 40% by 2030, pursuing efforts towards 70% by 2050, compared to 2008 emission levels; and (3) reducing the total annual greenhouse emissions by at least 50% by 2050 compared to 2008 while pursuing efforts towards phasing them out entirely. The initial strategy notes that technological innovation, alternative fuels and/or energy sources for international shipping will be integral to achieve the overall ambition. These regulations could cause us to incur additional substantial expenses.

The EU made a unilateral commitment to reduce overall greenhouse gas emissions from its member states from 20% of 1990 levels by 2020. The EU also committed to reduce its emissions by 20% under the Kyoto Protocol’s second period from 2013 to 2020. Starting in January 2018, large ships calling at EU ports are required to collect and publish data on carbon dioxide emissions and other information.

In the United States, the EPA issued a finding that greenhouse gases endanger the public health and safety, adopted regulations to limit greenhouse gas emissions from certain mobile sources, and proposed regulations to limit greenhouse gas emissions from large stationary sources. However, in March 2017, the U.S. President signed an executive order to review and possibly eliminate the EPA’s plan to cut greenhouse gas emissions. The EPA or individual U.S. states could enact environmental regulations that would affect our operations.

Any passage of climate control legislation or other regulatory initiatives by the IMO, the EU, the U.S. or other countries where we operate, or any treaty adopted at the international level to succeed the Kyoto Protocol or Paris Agreement, that restricts emissions of greenhouse gases could require us to make significant financial expenditures which we cannot predict with certainty at this time. Even in the absence of climate control legislation, our business may be indirectly affected.

Vessel Security Regulations

Since the terrorist attacks of September 11, 2001 in the United States, there have been a variety of initiatives intended to enhance vessel security such as the U.S. Maritime Transportation Security Act of 2002 (“MTSA”). To implement certain portions of the MTSA, the USCG issued regulations requiring the implementation of certain security requirements aboard vessels operating in waters subject to the jurisdiction of the United States and at certain ports and facilities, some of which are regulated by the EPA.

Similarly, Chapter XI-2 of the SOLAS Convention imposes detailed security obligations on vessels and port authorities and mandates compliance with the International Ship and Port Facilities Security Code (“the ISPS Code”). The ISPS Code is designed to enhance the security of ports and ships against terrorism. To trade internationally, a vessel must attain an International Ship Security Certificate (“ISSC”) from a recognized security organization approved by the vessel’s flag state. Ships operating without a valid certificate may be detained, expelled from, or refused entry at port until they obtain an ISSC. The various requirements, some of which are found in the SOLAS Convention,  include, for example, on-board installation of automatic identification systems to provide a means for the automatic transmission of safety-related information from among similarly equipped ships and shore stations, including information on a ship’s identity, position, course, speed and navigational status; on-board installation of ship security alert systems, which do not sound on the vessel but only alert the authorities on shore; the development of vessel security plans; ship identification number to be permanently marked on a vessel’s hull; a continuous synopsis record kept onboard showing a vessel's history including the name of the ship, the state whose flag the ship is entitled to fly, the date on which the ship was registered with that state, the ship's identification number, the port at which the ship is registered and the name of the registered owner(s) and their registered address; and compliance with flag state security certification requirements.

The USCG regulations, intended to align with international maritime security standards, exempt non-U.S. vessels from MTSA vessel security measures, provided such vessels have on board a valid ISSC that attests to the vessel’s compliance with the SOLAS Convention security requirements and the ISPS Code. Future security measures could have a significant financial impact on us. We intend to comply with the various security measures addressed by MTSA, the SOLAS Convention and the ISPS Code.

The cost of vessel security measures has also been affected by the escalation in the frequency of acts of piracy against ships, notably off the coast of Somalia, including the Gulf of Aden and Arabian Sea area. Substantial loss of revenue and other costs may be incurred as a result of detention of a vessel or additional security measures, and the risk of uninsured losses could significantly affect our business. Costs are incurred in taking additional security measures in accordance with Best Management Practices to Deter Piracy, notably those contained in the BMP4 industry standard.

Taxation

The following is a discussion of the material Marshall Islands and United States federal income tax considerations relevant to a United States Holder and a Non-United States Holder, each as defined below, with respect to the common shares. This discussion does not purport to deal with the tax consequences of owning our common shares to all categories of investors, some of which, such as financial institutions, regulated investment companies, real estate investment trusts, tax exempt organizations, insurance companies, persons holding our common stock as part of a hedging, integrated, conversion or constructive sale transaction or a straddle, traders in securities that have elected the mark to market method of accounting for their securities, persons liable for alternative minimum tax, persons who are investors in partnerships or other pass through entities for United States federal income tax purposes or hold our common shares through an applicable partnership interest, dealers in securities or currencies, United States Holders whose functional currency is not the United States dollar, investor that are required to recognize income for U.S. federal income tax purposes no later than when such income is included on an “applicable financial statement” and investors that own, actually or under applicable constructive ownership rules, 10% or more of our shares of common stock, may be subject to special rules. This discussion deals only with holders who purchase and hold the common shares as a capital asset. You are encouraged to consult your own tax advisors concerning the overall tax consequences arising in your own particular situation under United States federal, state, local or non-United States law of the ownership of common shares.

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

United States Federal Income Tax Considerations

In the opinion of Seward & Kissel LLP, the following are the material United States federal income tax consequences to us of our activities and to United States Holders and Non-United States Holders, each as defined below, of the common shares. The following discussion of United States federal income tax matters is based on the United States Internal Revenue Code of 1986 as in effect as of the date hereof, or the Code, judicial decisions, administrative pronouncements, and existing and proposed regulations issued by the United States Department of the Treasury, or the Treasury Regulations, all of which are subject to change, possibly with retroactive effect. The discussion below is based, in part, on the description of our business as described in this report and assumes that we conduct our business as described herein.

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

We believe that we satisfy the Publicly‑Traded Test, a factual determination made on an annual basis, with respect to our taxable year ended March 31, 2019, and we expect to continue to do so for our subsequent taxable years, and we intend to take this position for United States federal income tax reporting purposes. We do not currently anticipate circumstances under which we would be able to satisfy the 50% Ownership Test.

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

We believe that we satisfy the Publicly‑Traded Test and will not be subject to the 5% Override Rule for taxable year ended March 31, 2019 and we also expect to continue to do so for our subsequent taxable years. However, there are factual circumstances beyond our control that could cause us to lose the benefit of the Section 883 exemption. For example, we may no longer qualify for Section 883 exemption for a particular taxable year if 5% Shareholders were to own, in the aggregate, 50% or more of our outstanding common shares on more than half the days of the taxable year, unless we could establish that within the group of 5% Shareholders, qualified shareholders own sufficient number of our shares to preclude the non-qualified shareholders in such group from owning 50% or more of our common shares for more than half the number of days during the taxable year. Under the Treasury Regulations, we would have to satisfy certain substantiation requirements regarding the identity of our shareholders. These requirements are onerous and there is no assurance that we would be able to satisfy them. Given the factual nature of the issues involved, we can give no assurances in regards of our or our subsidiaries' qualification for the Section 883 exemption.

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

To the extent our United States source shipping income is considered to be "effectively connected" with the conduct of a United States trade or business, as described below, any such "effectively connected" United States source shipping income, net of applicable deductions, would be subject to United States federal income tax, currently imposed at a rate of 21%. In addition, we would generally be subject to the 30% "branch profits" tax on earnings effectively connected with the conduct of such trade or business, as determined after allowance for certain adjustments, and on certain interest paid or deemed paid attributable to the conduct of our United States trade or business.

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

We believe that income we earn from the voyage charters, and also from time charters, for the reasons discussed below, will be treated as active income for PFIC purposes and as a result, we intend to take the position that we satisfy the 75% income test for our taxable year ended March 31, 2019.

As of the date of this Annual Report, we have taken delivery of all of the vessels under our newbuilding contracts. Accordingly, based on our current and anticipated operations, we do not believe that we will be treated as a PFIC for our taxable year ended March 31, 2019, or subsequent taxable years, and we intend to take such position for our United States federal income tax reporting purposes. Our belief is based principally on the position that the gross income we derive from our voyage or time chartering activities should constitute services income, rather than rental income. Accordingly, such income should not constitute passive income, and the assets that we own and operate in connection with the production of such income, in particular, the vessels, should not constitute passive assets for purposes of determining whether we are a PFIC. There is substantial legal authority supporting this position consisting of case law and IRS pronouncements concerning the characterization of income derived from time charters as services income for other tax purposes. However, there is also authority which characterizes time charter income as rental income rather than services income for other tax purposes. Accordingly, no assurance can be given that the IRS or a court of law will accept this position, and there is a risk that the IRS or a court of law could determine that we are a PFIC. In addition, although we intend to conduct our affairs in a manner to avoid being classified as a PFIC with respect to any taxable year, we cannot assure you that the nature of our operations will not change in the future.

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

Dividends on Common Shares

Subject to the discussion of backup withholding below, a Non‑United States Holder generally will not be subject to United States federal income or withholding tax on dividends received from us with respect to our common shares, unless:

•	the dividend income is effectively connected with the Non‑United States Holder's conduct of a trade or business in the United States; or

•	the Non‑United States Holder is an individual who is present in the United States for 183 days or more during the taxable year of receipt of the dividend income and other conditions are met.

Sale, Exchange or Other Disposition of Common Shares

Subject to the discussion of backup withholding below, a Non‑United States Holder generally will not be subject to United States federal income or withholding tax on any gain realized upon the sale, exchange or other disposition of our common shares, unless:

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

Available Information

Our website is located at www.dorianlpg.com. Information on our website does not constitute a part of this annual report. Our goal is to maintain our website as a portal through which investors can easily find or navigate to pertinent information about us, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and any other reports, after we file them with the Commission. The public may obtain a copy of our filings, free of charge, through our corporate internet website as soon as reasonably practicable after we have electronically filed such material with, or furnished it to, the Commission. Additionally, these materials, including this annual report and the accompanying exhibits are available from the Commission’s website http://www.sec.gov.

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

We currently rely exclusively on the cash flow generated from the vessels in our fleet, all of which are VLGCs operating in the LPG shipping industry (including through the Helios Pool). Unlike some other shipping companies, which have vessels of varying sizes that can carry different cargoes, such as containers, dry bulk, crude oil and oil products, we depend and may to continue to depend exclusively on VLGCs transporting LPG. Similarly, the Helios Pool also depends exclusively on the cash flow generated from VLGCs operating in the LPG shipping industry. Our lack of diversification and the lack of diversification of the Helios Pool make us vulnerable to adverse developments in the LPG shipping industry, which would have a significantly greater impact on our business, financial condition and operating results than such lack of diversification would if we or the Helios Pool owned and operated more diverse assets or engaged in more diverse lines of business.

The downturn in spot market charter rates that began in 2016 had, and any future downturn in rates may have, a negative effect on our revenues, results of operations and cash flows; similarly, seasonal fluctuations have had in the past and may have in the future a negative effect on our revenues, results of operations and cash flows.

As of the date of this annual report, nineteen vessels from our fleet, including our time chartered-in vessel, operate in the Helios Pool, which employs vessels on short-term time charters, COAs, or in the spot market, the latter of which exposes us to fluctuations in spot market charter rates. We also employ four of our VLGCs on fixed time charters outside of the Helios Pool. As these fixed time charters expire, we may employ these vessels in the spot market.

Generally, VLGC spot market rates are highly seasonal, typically demonstrating strength in the second and third calendar quarters as suppliers build inventory for high consumption during the northern hemisphere winter. However, 12-month time charter rates tend to smooth out these short-term fluctuations and recent LPG shipping market activity has not yielded the expected seasonal results. The successful operation of our vessels in the competitive and highly volatile spot charter market depends on, among other things, obtaining profitable spot charters, which depends greatly on vessel supply and demand and minimizing, to the extent possible, time spent waiting for charters and time spent traveling unladen to retrieve cargo.

In recent periods spot charter rates have fallen to such levels that the related yields from these rates total less than the operating costs of vessels. For example, the Baltic Exchange Liquid Petroleum Gas Index, an index published daily by the Baltic Exchange for the spot market rate for the benchmark Ras Tanura Chiba route (expressed as U.S. dollars per metric ton), averaged $34.702 for the year ended March 31, 2019 compared to an average of $52.296 for the 10-year period ended March 31, 2018.  If spot charter rates decline in the future, or remain depressed, then we may not be able to profitably operate our vessels trading in the spot market or participating in the Helios Pool; meet our obligations, including payments on indebtedness; or pay dividends.

Further, although our four fixed time charters outside of the Helios Pool generally provide reliable revenues, they also limit the portion of our fleet available for spot market voyages during an upswing in the market, when spot market voyages might be more profitable. Conversely, when the current charters for the three vessels in our fleet on fixed time charters expire (or if such charters are terminated early), we may not be able to re-charter these vessels at similar or higher rates, or at all. As a result, we may have to accept lower rates or experience off hire time for our vessels, which would adversely impact our revenues, results of operations and financial condition.

We and/or our pool managers may not be able to successfully secure employment for our vessels or vessels in the Helios Pool, which could adversely affect our financial condition and results of operations.

As of May 24, 2019,  nineteen of our vessels, including our time chartered-in vessel, are operating within the Helios Pool, which employs vessels on short-term time charters, COAs, or in the spot market, and four of our vessels are on fixed time charters outside of the Helios Pool that expire between the third calendar quarter of 2019 and the fourth calendar quarter of 2020. We cannot assure you that we will be successful in finding employment for our vessels in the spot market, on time charters or otherwise, or that any employment will be at profitable rates. Moreover, as vessels entered into the Helios Pool are commercially managed by our wholly-owned subsidiary and Phoenix, we also cannot assure you that we or they will be successful in finding employment for the vessels in the Helios Pool or that any employment will be profitable. Any inability to locate suitable employment for our vessels or the vessels in the Helios Pool could affect our general financial condition, results of operation and cash flow as well as the availability of financing.

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

Our vessels, and the vessels operating in the Helios Pool, operate in a highly competitive market and we expect substantial competition for providing transportation services from a number of companies (both LPG vessel owners and operators). We anticipate that an increasing number of maritime transport companies, including many with strong reputations and extensive resources and experience, have entered or will enter the LPG shipping market. Our existing and potential competitors may have significantly greater financial resources than us. In addition, competitors with greater resources may have larger fleets, or could operate larger fleets through consolidations, acquisitions, newbuildings or pooling of their vessels with other companies, and, therefore, may be able to offer a more competitive service than us or the Helios Pool, including better charter rates. We expect competition from a number of experienced companies providing contracts for gas transportation services to potential LPG customers, including state-sponsored entities and major energy companies affiliated with the projects requiring shipping services. As a result, we (including the Helios Pool) may be unable to expand our relationships with existing customers or to obtain new customers on a profitable basis, if at all, which would have a material adverse effect on our business, financial condition and operating results.

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

For the year ended March 31, 2019, the Helios Pool and one other individual charterer accounted for 76% and 14% of our total revenues, respectively. Within the Helios Pool, two charterers each represented 10% of net pool revenues—related party for the year ended March 31, 2019.  We expect that a material portion of our revenues will continue to be derived from a limited number of customers. The ability of each of our customers to perform their obligations under a contract with us will depend on a number of factors that are beyond our control. Should the aforementioned customers fail to honor their obligations under agreements with us or the Helios Pool, we could sustain material losses that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Increased toll charges at the Panama Canal may have an adverse effect on our results of operations.

In June 2016, the expansion of the Panama Canal, or the Canal, was completed. The new locks allow the Canal to accommodate significantly larger vessels, including VLGCs, which we operate. Since the completion of the Canal, transit from the United States Gulf to Asia, an important trade route for our customers, has been shortened by approximately 15 days compared to transiting via the Cape of Good Hope. According to industry sources, over 90% of the US-to-Asia LPG voyages had switched to the Canal by November 2016. In response, Panamanian authorities increased tolls for VLGCs crossing the Canal by approximately 29% in October 2017. If Panamanian authorities increase rates further for our VLGCs to cross the Canal and it is not reflected in charter rates, it may have an adverse effect on our results of operations and cash flows.

Our indebtedness and financial obligations may adversely affect our operational flexibility and financial condition.

As of March 31, 2019, we had outstanding indebtedness of $710.1 million, of which $658.0 million is hedged or fixed.  Amounts owed under our current credit facility and financing arrangements, and any future credit facilities or financing arrangements, will require us to dedicate a part of our cash flow from operations to paying interest and principal payments, as applicable. These payments will limit funds available for working capital, capital expenditures, acquisitions, dividends, and other purposes and may also limit our ability to undertake further equity or debt financing in the future. Our indebtedness and obligations under our financing arrangements also increase our vulnerability to general adverse economic and industry conditions, limits our flexibility in planning for and reacting to changes in the industry, and places us at a disadvantage to other, less leveraged, competitors.

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

Our agreements relating to the $758 million debt facility that we entered into in March 2015 with a group of banks and financial institutions, which are secured by, among other things, sixteen of our VLGCs, require us to maintain specified financial ratios and satisfy financial covenants. In May 2017, we entered into an agreement to amend the $758 million debt facility, which, included the relaxation of certain covenants under the debt financing facility. Collectively, we refer to the $758 million debt facility and its amendments as the 2015 Debt Facility, and the aforementioned May 2017 amendment as the 2015 Debt Facility Amendment. As of March 31, 2019, we were in compliance with the financial covenants for the 2015 Debt Facility.

In addition, the 2015 Debt Facility generally subjects payment of dividends by us to our shareholders and payment of dividends by our subsidiaries to us to no event of default. Further, the 2015 Debt Facility Amendment temporarily restricts us from paying dividends and repurchasing shares of our common stock until the earlier of (i) the date upon which we complete a common stock offering with net proceeds of at least $50.0 million and (ii) May 31, 2019.

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

Our existing debt agreement, which is secured by, among other things, liens on the vessels in our fleet contains various financial covenants, including requirements relating our financial condition, operating performance and liquidity. For example, we are required to maintain a minimum ratio of the market value of the vessels securing a loan to the principal amount outstanding under such loan. The market value of LPG carriers is sensitive to, among other things, changes in the LPG carrier charter markets, with vessel values deteriorating when LPG carrier charter rates fall and improving when charter rates are anticipated to rise. While the market values of LPG carriers generally have increased since the economic slowdown in 2008-2009, they still remain below the reported high levels achieved in 2014-2015. LPG vessel values remain subject to significant fluctuation. A decline in the fair market values of our vessels could result in our not being in compliance with these loan covenants. Furthermore, if the value of our vessels deteriorates and our estimated future cash flows decrease, we may have to record an impairment adjustment in our financial statements or we may be unable to enter into future financing arrangements acceptable to us or at all, which would adversely affect our financial results and further hinder our ability to raise capital.

If we are unable to comply with any of the restrictions and covenants in our debt agreement, or in current or future debt financing agreements, and we are unable to obtain a waiver or amendment from our lenders or counterparties for such noncompliance, a default could occur under the terms of those agreements. Our ability to comply with these restrictions and covenants, including meeting financial ratios and tests, is dependent on our future performance and may be affected by events beyond our control. If a default occurs under these agreements, lenders could terminate their commitments to lend or in some circumstances accelerate the outstanding loans and declare all amounts borrowed due and payable. Our vessels serve as security under our debt agreement. If our lenders were to foreclose their liens on our vessels in the event of a default, such foreclosure could impair our ability to continue our operations. In addition, our current debt agreement contains, and future debt agreements are expected to contain, cross-default provisions, meaning that if we are in default under certain of our current or future debt obligations, amounts outstanding under our current or other future debt agreements may also be in default, accelerated and become due and payable. If any of these events occur, we cannot guarantee that our assets will be sufficient to repay in full all of our outstanding indebtedness, and we may be unable to find alternative financing. Even if we could obtain alternative financing, that financing might not be on terms that are favorable or acceptable to us. In addition, if we find it necessary to sell our vessels at a time when vessel prices are low, we will recognize losses and a reduction in our earnings, which could affect our ability to raise additional capital necessary for us to comply with our debt agreement.

We are exposed to volatility in the London Interbank Offered Rate and we have and we intend to selectively enter into derivative contracts, which can result in higher than market interest rates and charges against our income.

The amounts outstanding under our existing credit facility have been advanced at a floating rate based on the London Interbank Offered Rate, or LIBOR, and changes in LIBOR could affect the amount of interest payable on our debt, and, in turn, could have an adverse effect on our earnings and cash flow. In recent years, LIBOR has been at relatively low levels, but it may rise in the future. Our financial condition could be materially adversely affected if LIBOR rises, although only $52.1 million of our debt with a floating rate based on LIBOR of $496.6 million, or 10.5%, is unhedged as of May 24, 2019.

Recently, however, there is uncertainty relating to the LIBOR calculation process which may result in the phasing out of LIBOR in the future, and lenders have insisted on provisions that entitle the lenders, in their discretion, to replace published LIBOR as the base for the interest calculation with their cost-of-funds rate. If we are required to agree to such a provision in future loan agreements, our lending costs could increase significantly, which would also have an adverse effect on our profitability, earnings and cash flow.

In addition, the banks currently reporting information used to set LIBOR will likely stop such reporting after 2021, when their commitment to reporting information ends. The Alternative Reference Rate Committee, or "Committee", a committee convened by the U.S. Federal Reserve that includes major market participants, has proposed an alternative rate to replace U.S. Dollar LIBOR: the Secured Overnight Financing Rate, or "SOFR." The impact of such a transition away from LIBOR would be significant for us because of our substantial indebtedness.

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

Investments in forward freight derivative instruments could result in losses.

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

Additionally, the expansion of our fleet may impose significant additional responsibilities on our management and staff, including the management and staff of our in-house commercial and technical managers, and may necessitate that we increase the number of our personnel. Further, there is the risk that we may fail to successfully and timely integrate the operations or management of any acquired businesses or assets and the risk of diverting management's attention from existing operations or other priorities. If we fail to consummate and integrate our acquisitions in a timely and cost‑effective manner, our financial condition, results of operations and ability to pay dividends, if any, to our shareholders could be adversely affected. Moreover, we cannot predict the effect, if any, that any announcement or consummation of an acquisition would have on the trading price of our common shares.

An inability to effectively time investments in and divestments of vessels could prevent the implementation of our business strategy and negatively impact our results of operations and financial condition.

Our strategy is to own and operate a fleet large enough to provide global coverage, but not larger than what the demand for our services can support over a longer period by both contracting newbuildings and through acquisitions and divestitures in the second-hand market. Our business is influenced by the timing of investments and/or divestments and contracting of newbuildings. If we are unable to identify the optimal timing of such investments, divestments or contracting of newbuildings in relation to the shipping value cycle due to capital restraints, or otherwise, this could have a material adverse effect on our competitive position, future performance, results of operations, cash flows and financial position.

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

In addition, although all of our vessels were built within the past thirteen years, we estimate that our vessels have a useful life of 25 years. In general, the costs of maintaining a vessel in good operating condition increase with the age of the vessel. Older vessels are typically less fuel-efficient than more recently constructed vessels due to improvements in engine technology. Cargo insurance rates increase with the age of a vessel, making older vessels less desirable to charterers.

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

We may acquire secondhand vessels in the future, and while we typically inspect secondhand vessels prior to purchase, such inspection does not provide us with the same knowledge about their condition that we would have had if these vessels had been built for and operated exclusively by us. A secondhand vessel may have conditions or defects that we were not aware of when we bought the vessel and which may require us to incur costly repairs to the vessel. These repairs may require us to put a vessel into drydock, which would reduce our fleet utilization and increase our operating costs.

Certain shareholders have a substantial ownership stake in us, and their interests could conflict with the interests of our other shareholders.

According to information contained in public filings, Kensico Capital Management; BW Euroholdings Ltd., an affiliate of BW Group Ltd.; Wellington Management Group LLP; John C. Hadjipateras, our Chief Executive Officer, President and Chairman of the Board of Directors; and SeaDor Holdings, an affiliate of SEACOR Holdings, Inc. (NYSE:CKH), as of May 24, 2019, own, or may be deemed to beneficially own, 14.5%, 14.2%, 11.5%,  10.9% and 9.4%, respectively, of our total shares outstanding. Kensico Capital Management, John C. Hadjipateras and an affiliate of SeaDor Holdings are represented on our Board of Directors. As a result of substantial ownership interest along with their or their affiliates’ participation on the Board of Directors, SeaDor Holdings, Kensico Capital Management, and John C. Hadjipateras (our “Principal Shareholders”) currently have the ability to influence certain actions requiring shareholders' approval, including increasing or decreasing the authorized share capital, the election of directors, declaration of dividends, the appointment of management, and other policy decisions. While any future transaction with our Principal Shareholders or other significant shareholders could benefit us, their interests could at times conflict with the interests of our other shareholders. For example, BW LPG Ltd., an affiliate of BW Group Ltd., made an unsolicited proposal during FY 2019 to acquire all of our outstanding common stock and, along with its affiliates, commenced a proxy contest to replace three members of our board of directors with nominees proposed by BW. In June 2018, our board of directors, after a thorough review and in consultation with financial and legal advisors, unanimously declined the BW Proposal after concluding that the proposal was not in the best interests of the Company and its shareholders. The BW Proposal was subsequently withdrawn on October 8, 2018. We incurred $10.0 million of expenses related to the BW Proposal during the year ended March 31, 2019.  Conflicts of interest may also arise between us and our Principal Shareholders or their affiliates, which may result in the conclusion of transactions on terms not determined by market forces. Any such conflicts of interest could adversely affect our business, financial condition and results of operations, and the trading price of our common shares. Moreover, the concentration of ownership may delay, deter or prevent acts that would be favored by our other shareholders or deprive shareholders of an opportunity to receive a premium for their shares as part of a sale of our business. Similarly, this concentration of share ownership may adversely affect the trading price of our shares because investors may perceive disadvantages in owning shares in a company with concentrated ownership.

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

Whether we will be treated as a PFIC for our taxable year 2019 and subsequent taxable years will depend upon the nature and extent of our operations. In this regard, we intend to treat the gross income we derive from our voyage and time chartering activities as services income, rather than rental income. Accordingly, such income should not constitute passive income, and the assets that we own and operate in connection with the production of such income, in particular, our vessels, should not constitute passive assets for purposes of determining whether we are a PFIC. There is substantial legal authority supporting this position consisting of case law and the United States Internal Revenue Service, or the IRS, pronouncements concerning the characterization of income derived from time charters as services income for other tax purposes. However, there is also authority which characterizes time charter income as rental income rather than services income for other tax purposes. Accordingly, no assurance can be given that the IRS or a court of law will accept this position, and there is a risk that the IRS or a court of law could determine that we are a PFIC. In addition, although we intend to conduct our affairs in a manner to avoid being classified as a PFIC with respect to any taxable year, we cannot assure you that the nature of our operations will not change in the future.

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

We believe that we qualify, and we expect to qualify, for exemption under Section 883 for our taxable year ended March 31, 2019 and our subsequent taxable years and we intend to take this position for United States federal income tax return reporting purposes. However, there are factual circumstances beyond our control that could cause us to lose the benefit of this tax exemption and thereby become subject to United States federal income tax on our United States source shipping income. For example, we would no longer qualify for exemption under Section 883 of the Code for a particular taxable year if certain "non‑qualified" shareholders with a 5% or greater interest in our common shares owned, in the aggregate, 50% or more of our outstanding common shares for more than half the days during the taxable year. Due to the factual nature of the issues involved, there can be no assurances on that we or any of our subsidiaries will qualify for exemption under Section 883 of the Code.

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

Historically, the LPG shipping market has been cyclical with attendant volatility in profitability, charter rates and vessel values. The degree of charter rate volatility among different types of gas carriers has varied widely. Because many factors influencing the supply of, and demand for, vessel capacity are unpredictable, the timing, direction and degree of changes in the LPG shipping market are also not predictable. If charter rates decline, our earnings may decrease, particularly with respect to our vessels deployed in the spot market, including through the Helios Pool, but also with respect to our other vessels when their charters expire, as they may not be rechartered on favorable terms when compared to the terms of the expiring charters. Accordingly, a decline in charter rates could have an adverse effect on our revenues, profitability, liquidity, cash flow and financial position.

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

The IMO 2020 Cap has and is likely to require further retrofitting of vessels and may cause us to incur significant costs or damage to our vessels.

In October 2016, the IMO set January 1, 2020 as the implementation date for vessels to comply with the IMO 2020 Cap, which cuts sulfur levels from the current level of 3.5% to 0.5%. The interpretation of "fuel oil used on board"

includes use in main engine, auxiliary engines and boilers. We may comply with this regulation by (i) using 0.5% sulfur fuels on board, which is likely to be available around the world by 2020 but likely at a higher cost and with potential damage to our vessels depending on the quality and compatibility of available compliant sulfur fuel oils; (ii) installing scrubbers for cleaning of the exhaust gas; or (iii) by retrofitting vessels to be powered by liquefied natural gas or LPG, which may be a viable option subject to compliant fuel pricing. Our operations and the performance of our vessels, and as a result our results of operations, cash flows and financial position, may be negatively affected to the extent that compliant sulfur fuel oils are unavailable, of low or inconsistent quality, or if de-bunkering facilities are unavailable to permit our vessels to accept compliant fuels when required. Two of our ECO VLGCs are fitted with exhaust gas cleaning systems (commonly referred to as “scrubbers”) to reduce sulfur emissions. We have entered into contracts for an additional ten of our VLGCs to be fitted with scrubbers. Costs of compliance with these regulatory changes may be significant and may have a material adverse effect on our future performance, results of operations, cash flows and financial position.

General economic, political and regulatory conditions could materially adversely affect our business, financial position and results of operations, as well as our future prospects.

The global economy remains subject to downside risks, including substantial sovereign debt burdens in countries throughout the world, the United Kingdom’s pending exit from the EU, or “Brexit,” continuing turmoil and hostilities in the Middle East, Afghanistan and other geographic areas and the refugee crisis in Europe and the Middle East. There has historically been a strong link between the development of the world economy and demand for LPG shipping. Accordingly, an extended negative outlook for the world economy could reduce the overall demand for our services. More specifically, LPG is used as a feedstock in cyclical businesses, such as the manufacturing of plastics and in the petrochemical industry, that were adversely affected by the economic downturn and, accordingly, continued weakness and any further reduction in demand in those industries could adversely affect the LPG shipping industry. In particular, an adverse change in economic conditions affecting China, India, Japan or Southeast Asia generally could have a negative effect on the demand for LPG products, thereby adversely affecting our business, financial position and results of operations, as well as our future prospects. Additionally, Brexit, or similar events in other jurisdictions, could impact global markets, including foreign exchange and securities markets; any resulting changes in currency exchange rates, tariffs, treaties and other regulatory matters could in turn adversely impact our business and operations.

Further, governments may turn to trade barriers to protect their domestic industries against foreign imports, thereby depressing shipping demand. In particular, leaders in the United States have indicated the United States may seek to implement more protective trade measures. President Trump was elected on a platform promoting trade protectionism. The results of the presidential election have thus created significant uncertainty about the future relationship between the United States, China and other exporting countries, including with respect to trade policies, treaties, government regulations and tariffs. For example, on January 23, 2017, President Trump signed an executive order withdrawing the United States from the Trans-Pacific Partnership, a global trade agreement intended to include the United States, Canada, Mexico, Peru and a number of Asian countries. Further, President Trump has called for substantial changes to foreign trade policy with China and has recently raised, and has proposed to further raise in the future, tariffs on several Chinese goods in order to reverse what he perceives as unfair trade practices that have negatively impacted U.S. businesses. China has retaliated with increased tariffs on U.S. goods, including a proposed 25% tariff on imports of American propane. Protectionist developments, or the perception they may occur, may have a material adverse effect on global economic conditions, and may significantly reduce global trade. Moreover, increasing trade protectionism may cause an increase in (a) the cost of goods exported from regions globally, particularly the Asia-Pacific region, (b) the length of time required to transport goods and (c) the risks associated with exporting goods. Such increases may significantly affect the quantity of goods to be shipped, shipping time schedules, voyage costs and other associated cost. Most recently, in January 2019, the United States announced expanded sanctions against Venezuela, which may have an effect on its oil output and in turn affect global oil supply. We are unable to assess the potential for future action by the United States government that could significantly disrupt the LPG market in the United States and elsewhere.

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

While we do not bear the cost of fuel, or bunkers, under time and bareboat charters, including for our vessels employed on time charters through the Helios Pool, fuel is a significant expense in our shipping operations when vessels are off-hire or deployed under spot charters. Changes in the price of fuel may adversely affect our profitability. The price and supply of fuel is unpredictable and fluctuates based on events outside our control, including geopolitical developments, supply and demand for oil and gas, actions by the Organization of Petroleum Exporting Countries and other oil and gas producers, war and unrest in oil producing countries and regions, regional production patterns and environmental concerns. Further, fuel may become much more expensive in the future, including as a result of the IMO 2020 Cap, which may reduce profitability.

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

The IMO has imposed updated guidelines for ballast water management systems specifying the maximum amount of viable organisms allowed to be discharged from a vessel’s ballast water. Depending on the date of the IOPP renewal survey, existing vessels constructed before September 8, 2017 must comply with the updated D-2 standard on or after September 8, 2019. For most vessels, compliance with the D-2 standard will involve installing on-board systems to treat ballast water and eliminate unwanted organisms. Currently, sixteen of our VLGCs are in compliance with the updated guidelines. Ballast water management systems, or BWMS, are expected to be installed on the remaining six VLGCs between July 2019 and July 2023 for approximately $0.8 million per vessel. We have entered into contracts for two of our VLGCs to be fitted with BWMS.

Furthermore, United States regulations are currently changing. Although the 2013 Vessel General Permit (“VGP”) program and U.S. National Invasive Species Act (“NISA”) are currently in effect to regulate ballast discharge, exchange and installation, the Vessel Incidental Discharge Act (“VIDA”), which was signed into law on December 4, 2018, requires that the U.S. Coast Guard develop implementation, compliance, and enforcement regulations regarding ballast water within two years. The new regulations could require the installation of new equipment, which may cause us to incur substantial costs.

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

Our vessels may call on ports located in countries that are subject to sanctions and embargoes imposed by the United States or other governments, which could lead to monetary penalties and/or adversely affect our reputation and the market for our common shares.

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

Although we believe that we are in compliance with all applicable sanctions and embargo laws and regulations and intend to maintain such compliance, there can be no assurance that we will be in compliance in the future, particularly as the scope of certain laws may vary or may be subject to changing interpretations and charterers may violate contractual and legal restrictions on their operations of the vessels. Any such violation could result in fines or other penalties for us and could result in some investors deciding, or being required, to divest their interest, or not to invest, in the Company. Additionally, some investors may decide to divest their interest, or not to invest, in the Company simply because we do business with companies that do business in sanctioned countries. Moreover, our charterers may violate applicable sanctions and embargo laws and regulations as a result of actions that do not involve us or our vessels, and those violations could in turn negatively affect our reputation. Investor perception of the value of our common shares may also be adversely affected by the consequences of war, the effects of terrorism, civil unrest and governmental actions in these and surrounding countries.

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

Acts of piracy have historically affected ocean-going vessels trading in regions of the world such as the South China Sea, the Strait of Malacca, the Indian Ocean, the Arabian Sea, the Red Sea, off the coast of West Africa, including the Gulf of Guinea, and in the Gulf of Aden off the coast of Somalia. Sea piracy incidents continue to occur. If these piracy attacks occur in regions in which our vessels are deployed and are characterized by insurers as "war risk" zones or Joint War Committee "war and strikes" listed areas, premiums payable for such coverage, for which we are responsible with respect to vessels employed on spot charters, but not vessels employed on bareboat or time charters, could increase significantly and such insurance coverage may be more difficult to obtain. In addition, costs to employ onboard security guards could increase in such circumstances. We may not be adequately insured to cover losses from these incidents, which could have a material adverse effect on us. In addition, detention hijacking as a result of an act of piracy against our vessels, or an increase in cost, or unavailability of insurance for our vessels, could have a material adverse impact on our business, financial condition and results of operations.

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

If labor or other interruptions are not resolved in a timely manner, such interruptions could have a material adverse effect on our financial condition.

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

We rely on our computer systems and network infrastructure across our operations, including on our vessels. Despite our implementation of security and back-up measures, all of our technology systems are vulnerable to damage, disability or failures due to physical theft, fire, power loss, telecommunications failure, operational error, or other catastrophic events. Our technology systems are also subject to cybersecurity attacks including malware, other malicious software, phishing email attacks, attempts to gain unauthorized access to our data, the unauthorized release, corruption or loss of our data, loss or damage to our data delivery systems, and other electronic security breaches. In addition, as we continue to grow the volume of transactions in our businesses, our existing IT systems infrastructure, applications and related functionality may be unable to effectively support a larger scale operation, which can cause the information being processed to be unreliable and impact our decision-making or damage our reputation with customers.

Despite our efforts to ensure the integrity of our systems and prevent future cybersecurity attacks, it is possible that our business, financial and other systems could be compromised, especially because such attacks can originate from a wide variety of sources including persons involved in organized crime or associated with external service providers. Those parties may also attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information in order to gain access to our data or use electronic means to induce the company to enter into fraudulent transactions. A successful cyber-attack could materially disrupt our operations, including the safety of our vessel operations. Past and future occurrences of such attacks could damage our reputation and our ability to conduct our business, impact our credit and risk exposure decisions, cause us to lose customers or revenues, subject us to litigation and require us to incur significant expense to address and remediate or otherwise resolve these issues, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Further, data protection laws apply to us in certain countries in which we do business. Specifically, the EU General Data Protection Regulation, or GDPR, which was applicable beginning May 2018, increases penalties up to a maximum of 4% of global annual turnover for breach of the regulation. The GDPR requires mandatory breach notification, the standard for which is also followed outside the EU (particularly in Asia). Non-compliance with data protection laws could expose us to regulatory investigations, which could result in fines and penalties. In addition to imposing fines, regulators may also issue orders to stop processing personal data, which could disrupt operations. We could also be subject to litigation from persons or corporations allegedly affected by data protection violations. Violation of data protection laws is a criminal offence in some countries, and individuals can be imprisoned or fined. Any violation of these laws or harm to our reputation could have a material adverse effect on our earnings, cash flows and financial condition.

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

We have not paid any dividends since our inception in July 2013. In general, the terms of our credit facility do not permit us to pay dividends if there is a default or a breach of a loan covenant. Further, under the 2015 Debt Facility Amendment, we are temporarily restricted from paying dividends and repurchasing shares of our common stock until the earlier of (i) the date upon which we complete a common stock offering with net proceeds of at least $50.0 million and (ii) May 31, 2019.

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

We are a holding company and depend on the ability of our subsidiaries to distribute funds to us in order to satisfy our financial obligations and to make dividend payments.

We are a holding company and our subsidiaries conduct all of our operations and own all of our operating assets. As a result, our ability to satisfy our financial obligations and to pay dividends, if any, to our shareholders depends on the ability of our subsidiaries to generate profits available for distribution to us. The ability of a subsidiary to make these distributions could be affected by a claim or other action by a third party, including a creditor, the terms of our financing arrangements or by the law of its jurisdiction of incorporation which regulates the payment of dividends.

We may issue additional shares in the future, which could cause the market price of our common stock to decline.

We may issue additional shares of our common stock in the future without shareholder approval, in a number of circumstances, including in connection with, among other things, future vessel acquisitions or repayment of outstanding indebtedness. Our issuance of additional shares would have the following effects: our existing shareholders' proportionate ownership interest in us will decrease; the amount of cash available for dividends payable per share may decrease; the relative voting strength of each previously outstanding share may be diminished; and the market price of our shares may decline.

A future sale of shares by major shareholders may reduce the share price.

As of the date of this report and based on information contained in documents publicly filed by our Principal Shareholders, our Principal Shareholders own an aggregate of 19.2 million common shares, or approximately 35% of our outstanding common shares, and two other major shareholders own, in aggregate, approximately 25% of our outstanding common shares. Sales or the possibility of sales of substantial amounts of our common shares by any of our Principal Shareholders or other major shareholders could adversely affect the market price of our common shares.

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

BW made an unsolicited proposal during FY 2019 to acquire all of our outstanding common stock and, along with its affiliates, commenced a proxy contest to replace three members of our board of directors with nominees proposed by BW. The BW Proposal was subsequently withdrawn on October 8, 2018. Significant costs were incurred in connection with the BW Proposal and additional related costs may be incurred in the future. Further, ongoing uncertainty arising out of the BW Proposal may disrupt our business and operations by potentially causing the loss of current and prospective employees, counterparties, and other constituencies important to our success, which could negatively impact our business and financial results. The price of our common stock could be subject to price fluctuations due to such ongoing uncertainty.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

VLGCs are our principal physical properties and are more fully described in "Our Fleet" in "Item 1. Business." We do not own any real estate. We lease office space at 27 Signal Road, Stamford, Connecticut, 06902, USA; River House, 143-145 Farringdon Road, London, EC1R 3AB, UK; Nybrogade 12,  Copenhagen 1203, Denmark; and 24 Poseidonos Avenue, 17674, Kallithea, Greece.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common shares have traded on the New York Stock Exchange, or NYSE, since May 9, 2014, under the symbol "LPG." As of May 24, 2019, we had 163 registered holders of our common shares, including Cede & Co., the nominee for the Depository Trust Company. This number excludes shareholders whose stock is held in nominee or street name by brokers.

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

Issuer Purchases of Equity Securities

The table below sets forth information regarding our purchases of our common stock during the quarterly period ended March 31, 2019:

Total
Number of
Shares
Purchased as
			Part of	Maximum Dollar
	Total		Publicly	Value of Shares
	Number	Average	Announced	that May Yet Be
	of Shares	Price Paid	Plans or	Purchased Under the
Period	Purchased	Per Share	Programs	Plan or Programs
January 1 to 31, 2019	—	$—	—	$—
February 1 to 28, 2019	—	—	—	—
March 1 to 31, 2019	22,287	5.75	—	—
Total	22,287	$5.75	—	$—

Purchases of our common stock during the quarterly period ended March 31, 2019 represent our shares of common stock withheld in satisfaction of tax withholding obligations upon vesting of employee restricted equity awards.

Stock Performance Graph

The performance graph below shows the cumulative total return to shareholders of our common stock relative to the cumulative total returns of the Russell 2000 Index and the Dorian Peer Group Index (defined below). The graph tracks the performance of a $100 investment in our common stock and in each of the indices (with the reinvestment of dividends) from May 7, 2014 (the date our common stock was listed on the New York Stock Exchange) to March 31, 2019. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

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

	5/7/14	3/31/15	3/31/16	3/31/17	3/31/18	3/31/19
Dorian LPG Ltd. ("LPG")	100.00	68.58	49.47	55.42	54.84	33.79
Russell 2000 Index ("RTY Index")	100.00	114.41	103.24	130.27	129.94	148.57
Peer Index	100.00	73.33	62.47	53.12	53.13	42.96
NOK to USD exchange conversion rate	5.9098	8.0608	8.2685	8.5985	7.8413	8.6267

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

ITEM 6.  SELECTED FINANCIAL DATA.

The following table presents selected historical financial and other data of Dorian LPG Ltd. and its subsidiaries for the periods indicated. The selected historical financial data of Dorian LPG Ltd. as of March 31, 2019 and 2018, and for the years ended March 31, 2019,  2018, and 2017 has been derived from our audited consolidated financial statements and notes thereto, all included in “Item 8. Financial Statements and Supplementary Data” of this annual report. The selected historical financial data of Dorian LPG Ltd. and its subsidiaries as of March 31, 2017, 2016 and 2015 and for the years ended March 31, 2016 and 2015  have been derived from our audited consolidated financial statements and notes thereto not appearing in this Form 10-K. The following table should be read together with and are qualified in its entirety by reference to such financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP, and with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(in U.S. dollars, except fleet data)	Year ended	Year ended	Year ended	Year ended	Year ended
Statement of Operations Data	March 31, 2019	March 31, 2018	March 31, 2017	March 31, 2016	March 31, 2015
Revenues	$158,032,485	$159,334,760	$167,447,171	$289,207,829	$104,129,149
Expenses
Voyage expenses	1,697,883	2,213,773	2,965,978	12,064,682	22,081,856
Charter hire expenses	237,525	—	—	—	—
Vessel operating expenses	66,880,568	64,312,644	66,108,062	47,119,990	21,256,165
Management fees—related party	—	—	—	—	1,125,000
Impairment	—	—	—	—	1,431,818
Depreciation and amortization	65,201,151	65,329,951	65,057,487	42,591,942	14,093,744
General and administrative expenses	24,434,246	26,186,332	21,732,864	29,836,029	14,145,086
Professional and legal fees related to the BW Proposal	10,022,747	—	—	—	—
Loss on disposal of assets	—	—	—	1,125,395	—
Total expenses	168,474,120	158,042,700	155,864,391	132,738,038	74,133,669
Other income—related parties	2,479,599	2,549,325	2,410,542	1,945,396	93,929
Operating income/(loss)	(7,962,036)	3,841,385	13,993,322	158,415,187	30,089,409
Other income/(expenses)
Interest and finance costs	(40,649,231)	(35,658,045)	(28,971,942)	(12,757,013)	(289,090)
Interest income	1,755,259	440,059	137,556	148,360	418,597
Unrealized gain/(loss) on derivatives	(7,816,401)	8,421,531	27,491,333	(8,917,503)	1,331,954
Realized gain/(loss) on derivatives	3,788,123	(1,328,886)	(13,797,478)	(6,858,126)	(5,291,157)
Gain on early extinguishment of debt	—	4,117,364	—	—	—
Other loss, net	(61,619)	(234,094)	(294,606)	(342,523)	(998,931)
Total other income/(expenses), net	(42,983,869)	(24,242,071)	(15,435,137)	(28,726,805)	(4,828,627)
Net income/(loss)	$(50,945,905)	$(20,400,686)	$(1,441,815)	$129,688,382	$25,260,782
Earnings/(loss) per common share—basic and diluted	$(0.93)	$(0.38)	$(0.03)	$2.29	$0.45
Other Financial Data
Adjusted EBITDA(1)	$64,408,989	$74,515,790	$83,279,670	$204,865,215	$47,346,202
Fleet Data
Calendar days(2)	8,030	8,030	8,030	5,491	1,986
Time chartered-in days(3)	10	—	—	—	—
Available days(4)	7,997	8,028	7,976	5,406	1,925
Operating days(5)(8)	7,189	7,153	7,464	5,031	1,652
Fleet utilization(6)(8)	89.9%	89.1%	93.6%	93.1%	85.8%
Average Daily Results
Time charter equivalent rate(7)(8)	$21,746	$21,966	$22,037	$55,087	$49,665
Daily vessel operating expenses(9)	$8,329	$8,009	$8,233	$8,581	$10,703

(in U.S. dollars)	As of	As of	As of	As of	As of
Balance Sheet Data	March 31, 2019	March 31, 2018	March 31, 2017	March 31, 2016	March 31, 2015
Cash and cash equivalents	$30,838,684	$103,505,676	$17,018,552	$46,411,962	$204,821,183
Restricted cash—non-current	35,633,962	25,862,704	50,874,146	50,812,789	33,210,000
Total assets	1,625,370,017	1,736,110,156	1,746,234,880	1,842,178,176	1,099,101,270
Current portion of long-term debt	63,968,414	65,067,569	65,978,785	66,265,643	15,677,553
Long-term debt—net of current portion and deferred financing fees(10)	632,122,372	694,035,583	683,985,463	746,354,613	171,369,658
Total liabilities	712,687,459	776,696,794	770,233,162	856,578,939	225,887,011
Total shareholders’ equity	$912,682,558	$959,413,362	$976,001,718	$985,599,237	$873,214,259

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

Adjusted EBITDA has certain limitations in use and should not be considered an alternative to net income/(loss), operating income/(loss), cash flow from operating activities or any other measure of financial performance presented in accordance with GAAP. Adjusted EBITDA excludes some, but not all, items that affect net income/(loss). Adjusted EBITDA as presented below may not be computed consistently with similarly titled measures of other companies and, therefore, might not be comparable with other companies.

The following table sets forth a reconciliation of net income/(loss) to Adjusted EBITDA (unaudited) for the periods presented:

	Year ended	Year ended	Year ended	Year ended	Year ended
(in U.S. dollars)	March 31, 2019	March 31, 2018	March 31, 2017	March 31, 2016	March 31, 2015
Net loss	$(50,945,905)	$(20,400,686)	$(1,441,815)	$129,688,382	$25,260,782
Interest and finance costs	40,649,231	35,658,045	28,971,942	12,757,013	289,090
Unrealized (gain)/loss on derivatives	7,816,401	(8,421,531)	(27,491,333)	8,917,503	(1,331,954)
Realized (gain)/loss on derivatives	(3,788,123)	1,328,886	13,797,478	6,858,126	5,291,157
Gain on early extinguishment of debt	—	(4,117,364)	—	—	—
Stock-based compensation expense	5,476,234	5,138,489	4,385,911	4,052,249	2,311,565
Impairment	—	—	—	—	1,431,818
Depreciation and amortization	65,201,151	65,329,951	65,057,487	42,591,942	14,093,744
Adjusted EBITDA	$64,408,989	$74,515,790	$83,279,670	$204,865,215	$47,346,202

(2)

We define calendar days as the total number of days in a period during which vessels that were both commercially and technically managed were in our fleet. Calendar days are an indicator of the size of the fleet over a period and affect both the amount of revenues and the amount of expenses that are recorded during that period.

(3)	We define time chartered-in days as the aggregate number of days in a period during which we time chartered-in vessels.

(4)

We define available days as the sum of calendar days and time chartered-in days (collectively representing our commercially-managed vessels) less aggregate off hire days associated with scheduled maintenance, which include major repairs, drydockings, vessel upgrades or special or intermediate surveys. We use available days to measure the aggregate number of days in a period that our vessels should be capable of generating revenues.

(5)

We define operating days as available days less the aggregate number of days that the commercially-managed vessels in our fleet are off‑hire for any reason other than scheduled maintenance. We use operating days to measure the number of days in a period that our operating vessels are on hire (refer to 8 below).

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

The following table sets forth a reconciliation of revenues to TCE rate (unaudited) for the periods presented:

(in U.S. dollars, except operating days)	Year ended	Year ended	Year ended	Year ended	Year ended
Numerator:	March 31, 2019	March 31, 2018	March 31, 2017	March 31, 2016	March 31, 2015
Revenues	$158,032,485	$159,334,760	$167,447,171	$289,207,829	$104,129,149
Voyage expenses	(1,697,883)	(2,213,773)	(2,965,978)	(12,064,682)	(22,081,856)
Time charter equivalent	$156,334,602	$157,120,987	$164,481,193	$277,143,147	$82,047,293

Pool adjustment*	—	(1,857,575)	—	—	—
Time charter equivalent excluding pool adjustment*	$156,334,602	$155,263,412	$164,481,193	$277,143,147	$82,047,293

Denominator:
Operating days	7,189	7,153	7,464	5,031	1,652
TCE rate:
Time charter equivalent rate	$21,746	$21,966	$22,037	$55,087	$49,665
TCE rate excluding pool adjustment*	$21,746	$21,706	$22,037	$55,087	$49,665

*  TCE rate adjusted for the effect of a reallocation of pool profits in accordance with the pool participation agreements due to favorable speed and consumption performance for our vessels operating in the Helios Pool.

(8)

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

	Year ended	Year ended	Year ended	Year ended	Year ended
Company Methodology:	March 31, 2019	March 31, 2018	March 31, 2017	March 31, 2016	March 31, 2014
Operating Days	7,189	7,153	7,464	5,031	1,652
Fleet Utilization	89.9%	89.1%	93.6%	93.1%	85.8%
Time charter equivalent	$21,746	$21,966	$22,037	$55,087	$49,665

Alternate Methodology:
Operating Days	7,991	8,028	7,975	5,291	1,652
Fleet Utilization	99.9%	100.0%	100.0%	97.9%	85.8%
Time charter equivalent	$19,564	$19,572	$20,625	$52,380	$49,665

We believe that Our Methodology using the underlying vessel employment provides more meaningful insight into market conditions and the performance of our vessels.

(9)	Daily vessel operating expenses are calculated by dividing vessel operating expenses by calendar days for the relevant time period.

(10)	Long-term debt is net of deferred financing fees of $14.0 million, $16.1 million, $20.1 million, $23.7 million, and $13.3 million as of March 31, 2019, 2018, 2017, 2016, and 2015, respectively.

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

Overview

We are a Marshall Islands corporation, headquartered in the United States, focused on owning and operating VLGCs. Our fleet currently consists of twenty-three VLGCs, including nineteen new fuel-efficient 84,000 cbm ECO VLGCs, three 82,000 cbm VLGCs, and one time chartered-in VLGC.

Our nineteen ECO VLGCs, which incorporate fuel efficiency and emission-reducing technologies and certain custom features, were acquired by us for an aggregate purchase price of $1.4 billion and delivered to us between July 2014 and February 2016, seventeen of which were delivered during calendar year 2015 or later.

On April 1, 2015, Dorian and Phoenix began operations of the Helios Pool, which entered into pool participation agreements for the purpose of establishing and operating, as charterer, under a variable rate time charter to be entered into with owners or disponent owners of VLGCs, a commercial pool of VLGCs whereby revenues and expenses are shared. The vessels entered into the Helios Pool may operate either in the spot market, pursuant to COAs or on time charters of two years' duration or less.  As of May 24, 2019,  nineteen of our twenty-three VLGCs, including our time chartered-in vessel, were deployed in the Helios Pool.

Our customers, either directly or through the Helios Pool, include or have included global energy companies such as Exxon Mobil Corp., China International United Petroleum & Chemicals Co., Ltd., Royal Dutch Shell plc, Equinor ASA, Total S.A., and Sunoco LP, commodity traders such as Geogas Trading S.A., Glencore plc, Itochu Corporation and the Vitol Group and importers such as E1 Corp., Indian Oil Corporation, SK Gas Co. Ltd. Astomos Energy Corporation, and Oriental Energy Company Ltd.  For the year ended March 31, 2019, the Helios Pool and one other individual charterer accounted for 76% and 14% of our total revenues, respectively, and within the Helios Pool, two charterers each represented 10% of net pool revenues—related party. For the year ended March 31, 2018, the Helios Pool and two other individual charterers represented 67%, 13% and 11% of our total revenues, respectively, and within the Helios Pool, one charterer represented 28% of net pool revenues—related party. For the year ended March 31, 2017, the Helios Pool and two other individual charterers accounted for 69%, 13%, and 10% of our total revenues, respectively, and within the Helios Pool, two charterers represented 26% and 13%, respectively of net pool revenues—related party. See “Item 1A. Risk Factors—We operate exclusively in the LPG shipping industry. Due to our lack of diversification and the lack of diversification of the Helios Pool, adverse developments in the LPG shipping industry may adversely affect our business, financial condition and operating results” and “Item 1A. Risk Factors—We expect to be dependent on a limited number of customers for a material part of our revenues, and failure of such customers to meet their obligations could cause us to suffer losses or negatively impact our results of operations and cash flows.”

We continue to pursue a balanced chartering strategy by employing our vessels on a mix of multi-year time charters, some of which may include a profit-sharing component, shorter-term time charters, spot market voyages and COAs. Four of our vessels are currently on fixed time charters outside of the Helios Pool. See “Item 1. Business—Our Fleet” above for more information.

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

Vessel Deployment—Spot Voyages, Time Charters, COAs, and Pooling Arrangements

We seek to employ our vessels in a manner that maximizes fleet utilization and earnings upside through our chartering strategy in line with our goal of maximizing shareholder value and returning capital to shareholders when appropriate, taking into account fluctuations in freight rates in the market and our own views on the direction of those rates in the future. As of May 24, 2019, nineteen of our twenty-three VLGCs, including our time chartered-in vessel, were employed in the Helios Pool, which includes time charters with a term of less than two years.

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

On April 1, 2015, Dorian and Phoenix began operation of the Helios Pool, which is a pool of VLGC vessels. We believe that the operation of certain of our VLGCs in this pool allows us to achieve better market coverage and utilization. Vessels entered into the Helios Pool are commercially managed jointly by Dorian LPG (UK) Ltd., our wholly-owned subsidiary, and Phoenix. The members of the Helios Pool share in the net pool revenues generated by the entire group of vessels in the pool, weighted according to certain technical vessel characteristics, and net pool revenues (see Note 2 to our consolidated financial statements included herein) are distributed as variable rate time charter hire to each participant. The vessels entered into the Helios Pool may operate either in the spot market, COAs, or on time charters of two years' duration or less. As of May 24, 2019, the Helios Pool operated twenty-eight VLGCs, including nineteen vessels from our fleet, four Phoenix vessels, and five time chartered-in vessels.

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

For the years ended March 31, 2019, 2018, and 2017, approximately 75.9%, 67.1% and 69.1% of our revenue, respectively, was generated through the Helios Pool as net pool revenues—related party.

Voyage Charters.  A voyage charter, or spot charter, is a contract for transportation of a specified cargo between two or more designated ports. This type of charter is priced on a current or "spot" market rate, typically on a price per ton of product carried. Under voyage charters, we are responsible for all of the voyage expenses in addition to providing the crewing and other vessel operating services. Revenues for voyage charters are more volatile as they are typically tied to prevailing market rates at the time of the voyage. Our gross revenue under voyage charters are generally higher than under comparable time charters so as to compensate us for bearing all voyage expenses. As a result, our revenue and voyage expenses may vary significantly depending on our mix of time charters and voyage charters. For the years ended March 31, 2018, and 2017, approximately 1.3% and 0.8%, respectively, of our revenue was generated pursuant to voyage charters from our VLGCs not in the Helios Pool. None of our revenue was generated pursuant to voyage charters from our VLGCs not in the Helios Pool for the year ended March 31, 2019.

Time Charters.  A time charter is a contract under which a vessel is chartered for a defined period of time at a fixed daily or monthly rate. Under time charters, we are responsible for providing crewing and other vessel operating services, the cost of which is intended to be covered by the fixed rate, while the customer is responsible for substantially all of the voyage expenses, including bunker fuel consumption, port expenses and canal tolls. LPG is typically transported under a time charter arrangement, with terms ranging up to seven years. In addition, we may also have profit-sharing arrangements with some of our customers that provide for additional payments above a floor monthly rate (usually up to an agreed ceiling) based on the actual, average daily rate quoted by the Baltic Exchange for VLGCs on the benchmark Ras Tanura‑Chiba route over an agreed time period converted to a TCE monthly rate. For the years ended March 31, 2019, 2018, and 2017, approximately 23.9%, 31.5% and 29.5%, respectively, of our revenue was generated pursuant to time charters from our VLGCs not in the Helios Pool.

Other Revenues, net.  Other revenues, net represent income from charterers, including the Helios Pool, relating to reimbursement of expenses such as costs for security guards and war risk insurance for voyages operating in high risk areas. For the years ended March 31, 2019, 2018, and 2017, approximately 0.2%, 0.1% and 0.6%, respectively, of our revenue was generated pursuant to other revenues, net.

Calendar Days.  We define calendar days as the total number of days in a period during which each vessel in our fleet was commercially and technically managed. Calendar days are an indicator of the size of the fleet over a period and affect both the amount of revenues and the amount of expenses that are recorded during that period.

Time Chartered-in Days.  We define time chartered-in days as the aggregate number of days in a period during which we time chartered-in vessels.

Available Days.  We define available days as the sum of calendar days and time chartered-in days (collectively representing our commercially-managed vessels) less aggregate off hire days associated with scheduled maintenance, which include major repairs, drydockings, vessel upgrades or special or intermediate surveys. We use available days to measure the aggregate number of days in a period that our vessels should be capable of generating revenues.

Operating Days.  We define operating days as available days less the aggregate number of days that the commercially-managed vessels in our fleet are off‑hire for any reason other than scheduled maintenance. We use operating days to measure the number of days in a period that our operating vessels are on hire.

Drydocking.  We must periodically drydock each of our vessels for any major repairs and maintenance and for inspection of the underwater parts of the vessel that cannot be performed while the vessels are operating and for any modifications to comply with industry certification or governmental requirements. The classification societies provide guidelines applicable to LPG vessels relating to extended intervals for drydocking. Generally, we are required to drydock a vessel once every five years unless an extension of the drydocking to seven and one-half years is granted by the classification society and the vessel is not older than 20 years of age. We capitalize costs directly associated with the drydockings that extend the life of the vessel and amortize these costs on a straight-line basis over the period through the date the next survey is scheduled to become due under the "Deferral" method permitted under U.S. GAAP. Costs incurred during the drydocking period which relate to routine repairs and maintenance are expensed as incurred. The number of drydockings undertaken in a given period and the nature of the work performed determine the level of drydocking expenditures.

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

Charter Hire Expenses.   We hire certain vessels from third-party owners or operators for a contracted period and rate in order to charter the vessels to our customers. Charter hire expenses include vessel operating lease expense incurred to charter-in these vessels.

Vessel Operating Expenses.  Vessel operating expenses are expenses that are not unique to a specific voyage. Vessel operating expenses are paid by us under each of our charter types. Vessel operating expenses include crew wages and related costs, the costs for lubricants, insurance, expenses relating to repairs and maintenance, the cost of spares and consumable stores, tonnage taxes and other miscellaneous expenses. Our vessel operating expenses will increase with the expansion of our fleet and are subject to change because of higher crew costs, higher insurance premiums, unexpected repair expenses and general inflation. Furthermore, we expect maintenance costs will increase as our vessels age.

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

Vessel Depreciation.  The cost of our vessels less their estimated residual value is depreciated on a straight‑line basis over the vessels' estimated useful lives. We estimate the useful life of each of our vessels to be 25 years from the date the vessel was originally delivered from the shipyard. Based on the current market and the types of vessels we have in our fleet, the residual values of our vessels are based upon a value of approximately $400 per lightweight ton. An increase in the useful life of our vessels or in their residual value would have the effect of decreasing the annual depreciation charge and extending it into later periods. An increase in the useful life of a vessel may occur as a result of superior vessel maintenance performed, favorable ocean going and weather conditions the vessel is subjected to, superior quality of the shipbuilding or yard, or high freight market rates, which result in owners scrapping the vessels later due to the attractive cash flows. A decrease in the useful life of our vessels or in their residual value would have the effect of increasing the annual depreciation charge and possibly result in an impairment charge. A decrease in the useful life of a vessel may occur as a result of poor vessel maintenance performed, harsh ocean going and weather conditions the vessel is subjected to, or poor quality of the shipbuilding or yard. If regulations place limitations over the ability of a vessel to trade on a worldwide basis, we will adjust the vessel's useful life to end at the date such regulations preclude such vessel's further commercial use.

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

As of March 31, 2019, independent appraisals of the commercially and technically-managed VLGCs in our fleet had indicators of impairment on twenty-one of our VLGCs in accordance with ASC 360 Property, Plant, and Equipment. We determined estimated net operating cash flows for these VLGCs by applying various assumptions regarding future time charter equivalent revenues net of commissions, operating expenses, scheduled drydockings, expected offhire and scrap values. These assumptions were based on historical data as well as future expectations. We estimated spot market rates by obtaining the trailing 10-year historical average spot market rates, as published by maritime industry researchers. Estimated outflows for operating expenses and drydocking expenses were based on historical and budgeted costs and were adjusted for assumed inflation. Utilization was based on our historical levels achieved in the spot market and estimates of a residual value consistent with scrap rates used in management's evaluation of scrap value. Such estimates and assumptions regarding expected net operating cash flows require considerable judgment and were based upon historical experience, financial forecasts and industry trends and conditions. Therefore, based on this analysis, we concluded that no impairment charge was necessary because we believe the vessel carrying values are recoverable. No impairment charges were recognized for the year ended March 31, 2019.

In addition, we performed a sensitivity analysis as of March 31, 2019 to determine the effect on recoverability of changes in TCE rates. The sensitivity analysis suggests that we would not incur an impairment charge on any of the commercially and technically-managed VLGCs in our fleet if daily TCE rates based on the 10-year historical average spot market rates were reduced by 30%. An impairment charge of approximately $104.1 million on twenty-one of our VLGCs would be triggered by a reduction of 40% in the 10-year historical average spot market rates. The amount, if any, and timing of any impairment charges we may recognize in the future will depend upon the then current and expected future charter rates and vessel values, which may differ materially from those used in our estimates as of March 31, 2019.

As of March 31, 2018, independent appraisals of our VLGC fleet had indicators of impairment in accordance with ASC 360 Property, Plant, and Equipment. Based on the methodology described above on assessing our long-lived assets for impairment, we concluded that no impairment charges were required for the year ended March 31, 2018.

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

For the year ended March 31, 2017, independent appraisals of four of our VLGCs had indicators of impairment in accordance with ASC 360 Property, Plant, and Equipment. Based on the methodology described above on assessing our long-lived assets for impairment, we concluded that no impairment charges were required for the year ended March 31, 2017.

In addition, we performed a sensitivity analysis as of March 31, 2017 to determine the effect on recoverability of changes in daily TCE rates. The sensitivity analysis suggests that we would not incur an impairment charge on any of our VLGCs if daily TCE rates based on the 10-year historical average spot market rates were reduced by 30%. An impairment charge of approximately of approximately $245.7 million on nineteen of our twenty-two VLGCs would be triggered by a reduction of 40% in the 10-year historical average spot market rates.

The table set forth below indicates the carrying value of each commercially and technically-managed vessel in our fleet as of March 31, 2019 and 2018 at which times none of the vessels listed in the table below was being held for sale:

			Date of
	Capacity	Year	Acquisition/	Purchase Price/	Carrying value at	Carrying value at
Vessels	(Cbm)	Built	Delivery	Original Cost	March 31, 2019(1)	March 31, 2018(2)
Captain Nicholas ML(3)(4)	82,000	2008	7/29/2013	$68,156,079	$52,616,033	$54,421,743
Captain John NP(3)(4)	82,000	2007	7/29/2013	64,955,636	48,956,358	51,617,234
Captain Markos NL(3)(4)	82,000	2006	7/29/2013	61,421,882	46,134,600	48,641,643
Comet(4)	84,000	2014	7/25/2014	75,276,432	62,970,641	65,330,899
Corsair(3)(4)	84,000	2014	9/26/2014	80,906,292	68,008,719	70,636,171
Corvette(3)(4)	84,000	2015	1/2/2015	84,262,500	71,284,086	74,342,267
Cougar(3)(4)	84,000	2015	6/15/2015	80,427,640	69,351,372	72,259,846
Concorde(3)(4)	84,000	2015	6/24/2015	81,168,031	70,068,424	73,000,787
Cobra(3)(4)	84,000	2015	6/26/2015	80,467,667	69,551,652	72,418,718
Continental(3)(4)	84,000	2015	7/23/2015	80,487,197	70,029,640	72,651,500
Constitution(3)(4)	84,000	2015	8/20/2015	80,517,226	70,019,705	72,923,580
Commodore(3)(4)	84,000	2015	8/28/2015	80,468,889	70,010,625	72,922,347
Cresques(3)(4)	84,000	2015	9/1/2015	82,960,176	72,395,327	75,162,541
Constellation(3)(4)	84,000	2015	9/30/2015	78,649,026	69,050,978	71,589,117
Clermont(3)(4)	84,000	2015	10/13/2015	80,530,199	70,442,436	73,357,167
Cheyenne(3)(4)	84,000	2015	10/22/2015	80,503,271	70,490,868	73,404,513
Cratis(3)(4)	84,000	2015	10/30/2015	83,186,333	73,076,664	75,867,200
Commander(3)(4)	84,000	2015	11/5/2015	78,056,729	68,827,114	71,333,532
Chaparral(3)(4)	84,000	2015	11/20/2015	80,516,187	70,747,136	73,661,925
Copernicus(3)(4)	84,000	2015	11/25/2015	83,333,085	73,448,543	76,246,304
Challenger(3)(4)	84,000	2015	12/11/2015	80,576,863	70,969,909	73,887,234
Caravelle(3)(4)	84,000	2016	2/25/2016	81,119,450	72,070,278	75,010,087
	1,842,000			$1,727,946,790	$1,480,521,108	$1,540,686,355

(1)

Our vessels are stated at carrying values (refer to our accounting policy in Note 2 to our consolidated financial statements included herein) including deferred drydocking costs and, as of March 31, 2019, the carrying value of twenty-one of our vessels exceeded their estimated market value. On an aggregate fleet basis, the estimated market value of our vessels was lower than their carrying value as of March 31, 2019 by $103.8 million. No impairment was recorded during the year ended March 31, 2019 as we believe that the carrying value of our vessels is fully recoverable.

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

(3)

VLGCs for which we believe, as of March 31, 2019, that the estimated fair value is lower than the VLGCs’ carrying value. We believe that the aggregate carrying value of these vessels exceeds their aggregate estimated fair value by $104.1 million as of March 31, 2019. However, as described above, the estimated net operating cash flows for each of the VLGCs was higher than the carrying amount and consequently, no impairment loss was recognized.

(4)

VLGCs for which we believe, as of March 31, 2018, that the estimated fair value is lower than the VLGCs’ carrying value. We believe that the aggregate carrying value of these vessels exceeds their aggregate estimated fair value by $131.7 million as of March 31, 2018. However, as described above, the estimated net operating cash flows for each of the VLGCs was higher than the carrying amount and consequently, no impairment loss was recognized.

Drydocking and special survey costs.  We must periodically drydock each of our vessels to comply with industry standards, regulatory requirements and certifications. The classification societies provide guidelines applicable to LPG vessels relating to extended intervals for drydocking. Generally, we are required to drydock a vessel once every five years unless an extension of the drydocking to seven and one-half years is granted by the classification society and the vessel is not older than 20 years of age.

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

Results of Operations

For the year ended March 31, 2019 as compared to the year ended March 31, 2018

Revenues

The following table compares revenues for the years ended March 31:

			Increase /	Percent
	2019	2018	(Decrease)	Change
Net pool revenues—related party	$120,015,771	$106,958,576	$13,057,195	12.2%
Time charter revenues	37,726,214	50,176,166	(12,449,952)	(24.8)%
Voyage charter revenues	—	2,068,491	(2,068,491)	NM
Other revenues, net	290,500	131,527	158,973	120.9%
Total	$158,032,485	$159,334,760	$(1,302,275)	(0.8)%

Revenues, which represent net pool revenues—related party, time charters, voyage charters and other revenues earned by our vessels, were $158.0 million for the year ended March 31, 2019, a decrease of $1.3 million, or 0.8%, from $159.3 million for the year ended March 31, 2018. TCE rates of $21,746 for the year ended March 31, 2019 decreased from $21,966 for the year ended March 31, 2018. During the year ended March 31, 2018, the board of the Helios Pool approved a reallocation of pool profits in accordance with the pool participation agreements. This reallocation resulted in a $260 increase in our fleet’s overall TCE rates for the year ended March 31, 2018 due mainly to favorable speed and consumption performance of our VLGCs operating in the Helios Pool compared to other VLGCs operating in the Helios Pool. Excluding this reallocation, TCE rates increased slightly by $40 when comparing the year ended March 31, 2019 with the year ended March 31, 2018. The increased spot market rate was partially offset by increased bunker costs and other voyage expenses, which are deducted from gross revenues when calculating TCE rates. The Baltic Exchange Liquid Petroleum Gas Index, an index published daily by the Baltic Exchange for the spot market rate for the benchmark Ras Tanura-Chiba route (expressed as U.S. dollars per metric ton), averaged $34.702 during the year ended March 31, 2019 compared to an average of $27.455 for the year ended March 31, 2018. The increase in net pool revenues—related party was primarily due to the increased spot market rate and an additional vessel being redelivered off time charter and into the Helios Pool in the year ended March 31, 2019. The decrease in time charter revenues during the year ended March 31, 2019 compared to the year ended March 31, 2018 was primarily due to the expiration of a time charter and subsequent redelivery into the Helios Pool in the year ended March 31, 2019.

Voyage Expenses

Voyage expenses were $1.7 million during the year ended March 31, 2019, a decrease of $0.5 million, or 23.3%, from $2.2 million for the year ended March 31, 2018.  Voyage expenses are all expenses unique to a particular voyage, including bunker fuel consumption, port expenses, canal fees, charter hire commissions, war risk insurance and security costs. Voyage expenses are typically paid by us under voyage charters, by the charterer under time charters, and by the pool for our vessels chartered to the Helios Pool. Accordingly, we mainly incur voyage expenses for voyage charters or during repositioning voyages between time charters for which no cargo is available or traveling to or from drydocking. The decrease for the year ended March 31, 2019 when compared to the year ended March 31, 2018 was mainly attributable to a reduction of voyage charters from our VLGCs outside of the Helios Pool.

Vessel Operating Expenses

Vessel operating expenses were $66.9 million during the year ended March 31, 2019, or $8,329 per vessel per calendar day, which is calculated by dividing vessel operating expenses by calendar days for the relevant time period for the vessels that were in our fleet. This was an increase of $2.6 million, or 4.0%, from $64.3 million, or $8,009 per vessel per calendar day, for the year ended March 31, 2018. The increase in vessel operating expenses was primarily the result of a $3.5 million, or $431 per vessel per calendar day, increase in spares, stores, and repairs and maintenance costs, and a $0.3 million purchase of coolant for one of our VLGCs coming off drydock in July 2018, resulting in an increase of $40 per vessel per calendar day. Partially offsetting the increases was a reduction of crew wages and related costs of $1.2 million, or $144 per vessel per calendar day.

General and Administrative Expenses

General and administrative expenses were $24.4 million for the year ended March 31, 2019, a decrease of $1.8 million, or 6.7%, from $26.2 million for the year ended March 31, 2018. The decrease was mainly due to a $1.5 million decrease in professional and legal fees unrelated to the BW Proposal, and a $0.6 million decrease in salaries, wages and benefits, partially offset by an increase of $0.3 million in stock-based compensation. The decrease in salaries, wages and benefits was primarily due to $0.4 million decrease in cash bonuses to various employees during the year ended March 31, 2019 compared to the year ended March 31, 2018.

Professional and Legal Fees Related to the BW Proposal

BW made an unsolicited proposal to acquire all of our outstanding common stock and, along with its affiliates, commenced a proxy contest to replace three members of our board of directors with nominees proposed by BW. BW’s unsolicited proposal and proxy contest were subsequently withdrawn on October 8, 2018. Professional and legal fees related to the BW Proposal were $10.0 million for the year ended March 31, 2019.

Interest and Finance Costs

Interest and finance costs amounted to $40.6 million for the year ended March 31, 2019, an increase of $4.9 million from $35.7 million for the year ended March 31, 2018. The increase of $4.9 million during the year ended March 31, 2019 was mainly due to an increase of $9.2 million in interest incurred on our long-term debt, primarily resulting from (i) an increase in LIBOR, (ii) an increase in margin on the 2017 Bridge Loan that we repaid in June 2018, and (iii) the fixed interest rates on the refinancings of the Corsair,  Concorde,  Corvette,  Captain John NP,  Captain Markos NL, and Captain Nicholas ML, during the year ended March 31, 2019 being higher than floating rates on our long-term debt during the year ended March 31, 2018, partially offset by a decrease in average indebtedness. Average indebtedness, excluding deferred financing fees, decreased from $754.1 million for the year ended March 31, 2018 to $747.2 million for the year ended March 31, 2019. As of March 31, 2019, the outstanding balance of our long-term debt, excluding deferred financing fees, was $710.1 million. Partially offsetting the increases was a reduction of $4.4 million in amortization of deferred financing fees primarily resulting from the accelerated amortization of deferred financing fees from the refinancings of the Corsair,  Concorde, and Corvette during the year ended March 31, 2018, along with the amortization of the 2017 Bridge Loan deferred financing fees that did not recur during the year ended March 31, 2019.

Unrealized Gain/(Loss) on Derivatives

Unrealized loss on derivatives amounted to approximately $7.8 million for the year ended March 31, 2019 compared to an unrealized gain of $8.4 million for the year ended March 31, 2018. The unfavorable $16.2 million change is attributable to changes in the fair value of our interest rate swaps caused by changes in forward LIBOR yield curves and reductions in notional amounts.

Realized Gain/(Loss) on Derivatives

Realized gain/(loss) on derivatives amounted to a realized gain of approximately $3.8 million for the year ended March 31, 2019, compared to a realized loss of $1.3 million for the year ended March 31, 2018. The favorable $5.1 million change is attributable to increases in floating LIBOR resulting in realized gains on interest rate swaps related to the 2015 Debt Facility.

Gain on early extinguishment of debt

Gain on early extinguishment of debt amounted to $4.1 million for the year ended March 31, 2018 and was attributable to the repayment of the RBS Loan Facility, net of deferred financing fees. Refer to Note 9 to our consolidated financial statements included herein for further details on the repayment of the RBS Loan Facility. There was no gain on early extinguishment of debt for the year ended March 31, 2019.

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

Liquidity and Capital Resources

Our business is capital intensive, and our future success depends on our ability to maintain a high‑quality fleet. As of March 31, 2019, we had cash and cash equivalents of $30.8 million and restricted cash of $35.6 million.

Our primary sources of capital during the year ended March 31, 2019 were (i) $8.9 million in cash generated from operations, (ii) $21.7 million in proceeds from the refinancing of the CJNP, (iii) $20.6 million in proceeds from the refinancing of the CMNL, and (iv) $22.9 million in proceeds from the refinancing of the CNML. Proceeds from the refinancings of the CJNP,  CMNL and CNML increased our unrestricted cash after we prepaid the 2017 Bridge Loan (described below).

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

As of March 31, 2019, the outstanding balance of our long-term debt, net of deferred financing fees of $14.0 million, was $696.1 million including $64.0 million of principal on our long-term debt scheduled to be repaid within the next twelve months.

Operating expenses, including expenses to maintain the quality of our vessels in order to comply with international shipping standards and environmental laws and regulations, the funding of working capital requirements, long-term debt repayments, and financing costs represent our short‑term, medium‑term and long‑term liquidity needs as of March 31, 2019. Along with the proceeds from the refinancings of the Captain John NP,  Captain Markos NL, and Captain Nicholas ML,  we anticipate satisfying our liquidity needs for at least the next twelve months with cash on hand and cash from operations. We may also seek additional liquidity through alternative sources of debt financings and/or through equity financings by way of private or public offerings. However, if these sources are insufficient to satisfy our short-term liquidity needs, or to satisfy our future medium-term or long-term liquidity needs, we may need to seek alternative sources of financing and/or modifications of our existing credit facility and financing arrangements. There is no assurance that we will be able to obtain any such financing or modifications to our existing credit facility and financing arrangements on terms acceptable to us, or at all.

Our dividend policy will also impact our future liquidity position. Marshall Islands law generally prohibits the payment of dividends other than from surplus or while a company is insolvent or would be rendered insolvent by the payment of such a dividend. In addition, under the terms of the 2015 Debt Facility Amendment, we are temporarily restricted from paying dividends and repurchasing shares of our common stock until the earlier of (i) the date upon which we complete a common stock offering with net proceeds of at least $50.0 million and (ii) May 31, 2019.

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

Cash Flows

The following table summarizes our cash and cash equivalents provided by/(used in) operating, financing and investing activities for the periods presented:

	March 31, 2019	March 31, 2018	March 31, 2017
Net cash provided by operating activities	$8,883,433	$57,249,103	$52,103,768
Net cash used in investing activities	(4,520,304)	(437,037)	(1,919,665)
Net cash provided by/(used in) financing activities	(67,005,777)	4,671,658	(79,318,882)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	$(62,895,734)	$61,475,682	$(29,332,053)

Operating Cash Flows. Net cash provided by operating activities for the year ended March 31, 2019 was $8.9 million compared with $57.2 million for the year ended March 31, 2018. The decrease is primarily related to an operating loss in the year ended March 31, 2019 and changes in working capital, mainly from amounts due from the Helios Pool as distributions from the Helios Pool are impacted by the timing of the completion of voyages and spot market rates.

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

Investing Cash Flows. Net cash used in investing activities was $4.5 million for the year ended March 31, 2019, compared with net cash used in investing activities of $0.4 million for the year ended March 31, 2018. For the year ended March 31, 2019, net cash used in investing activities was comprised of our capital expenditures of $4.0 million and $0.5 million in purchases of investment securities.

Net cash used in investing activities was  $0.4 million for the year ended March 31, 2018, compared with net cash used in investing activities of $1.9 million for the year ended March 31, 2017. For the year ended March 31, 2018, net cash used in investing activities comprised primarily of our capital expenditures. For the year ended March 31, 2017, net cash used in investing activities comprised primarily of $1.9 million of payments for capitalized costs related to our fleet.

Financing Cash Flows. Net cash used in financing activities was $67.0 million for the year ended March 31, 2019, compared with net cash provided by financing activities of $4.7 million for the year ended March 31, 2018. For the year ended March 31, 2019, net cash used in financing activities consisted of repayments of long-term debt of $130.2 million, treasury stock repurchases of $1.3 million, and payment of debt financing costs of $0.6 million, partially offset by proceeds from long-term debt borrowings of $65.1 million related to the CJNP Japanese Financing, CMNL Japanese Financing, and CNML Japanese Financing.

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

We are generally required to complete a special survey for a vessel once every five years unless an extension of the drydocking to seven and one-half years is granted by the classification society and the vessel is not older than 20 years of age. Intermediate surveys are performed every two and one-half years after the first special survey. Drydocking each vessel takes approximately 10 to 20 days. We spend significant amounts for scheduled drydocking (including the cost of classification society surveys) for each of our vessels.

As our vessels age and our fleet expands, our drydocking expenses will increase. We estimate the current cash outlay for a VLGC special survey to be approximately $1.0 million per vessel (excluding any capital improvements to the vessel that may be made during such drydockings) and the cost of an intermediate survey to be between $100,000 and $200,000 per vessel. Ongoing costs for compliance with environmental regulations are primarily included as part of our drydocking and classification society survey costs. Additionally, ballast water management systems are expected to be installed on six VLGCs between July 2019 and July 2023 for approximately $0.8 million per vessel. We have entered into contracts to purchase ballast water management systems on two of our VLGCs Further, in October 2016, the International Maritime Organization (the “IMO”) set January 1, 2020 as the implementation date for vessels to comply with its low sulfur fuel oil requirement, which cuts sulfur levels from 3.5% to 0.5%. We may comply with this regulation by (i) consuming compliant fuels on board (0.5% sulfur), which is likely to be more readily available globally by 2020, but likely at a higher cost; (ii) continuing to consume high-sulfur fuel oil by installing scrubbers for cleaning of the exhaust gases to levels at or below compliance with regulations (0.5% sulfur); or (iii) by retrofitting vessels to be powered by liquefied natural gas or LPG, which may be a viable option subject to the pricing of compliant low-sulfur fuel (0.5% sulfur). Such costs of compliance with the IMO’s low sulfur fuel oil requirement may be significant. Currently, two of our VLGCs are equipped with scrubbers and we have entered into contracts to purchase scrubbers on ten of our VLGCs, in which we have $10.9 million in remaining contractual commitments as of March 31, 2019. We are not aware of any other future regulatory changes or environmental laws that we expect to have a material impact on our current or future results of operations that we have not already considered. Please see "Item 1A. Risk Factors—Risks Relating to Our Company—We may incur increasing costs for the drydocking, maintenance or replacement of our vessels as they age, and, as our vessels age, the risks associated with older vessels could adversely affect our ability to obtain profitable charters.”

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2019:

		Payments due by period
		Less than			More than
	Total	1 Year	1 to 3 Years	3 to 5 Years	5 Years
Long‑term debt obligations	$710,096,616	$63,968,414	$266,719,593	$103,333,596	$276,075,013
Interest payments(1)	152,761,030	30,111,407	52,149,096	32,537,558	37,962,969
Remaining payments on scrubber purchases	10,914,511	9,785,394	231,722	897,395	—
Remaining payments on BWMS purchases	1,004,800	1,004,800	—	—	—
Remaining payments on office leases(2)	920,137	422,604	485,120	12,413	—
Total	$875,697,094	$105,292,619	$319,585,531	$136,780,962	$314,037,982

(1)

Our interest commitment on our 2015 Debt Facility is calculated based on an assumed LIBOR rate of 2.60% (the three‑month LIBOR rate as of March 31, 2019), plus the applicable margin for the respective period as per the loan agreements and the estimated net settlement of the related interest rate swaps.

(2)

Our United Kingdom, Denmark, and Greece office lease payments were translated into U.S. dollars using foreign currency equivalent rates of British Pound Sterling 1.31, Danish Krone 0.15, and Euro 1.12, respectively, as of March 31, 2019.

Off-Balance Sheet Arrangements

We currently do not have any off‑balance sheet arrangements.

Description of Our Debt Obligations

See Note 9 to our consolidated financial statements included herein for a description of our debt obligations.

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

Interest Rate Risk

The LPG shipping industry is capital intensive, requiring significant amounts of investment. Much of this investment is provided in the form of long-term debt. Our debt agreement contains interest rates that fluctuate with LIBOR. We have entered into interest rate swap agreements to hedge a majority of our exposure to fluctuations of interest rate risk associated with our 2015 Debt Facility. We have hedged $250.0 million of non-amortizing principal and $194.6 million of amortizing principal of the 2015 Debt Facility as of March 31, 2019 and thus increasing interest rates could adversely impact our future earnings. For the 12 months following March 31, 2019, a hypothetical increase or decrease of 20 basis points in the underlying LIBOR rates would result in an increase or decrease of our interest expense on our unhedged interest-bearing debt by approximately $0.1 million assuming all other variables are held constant. See Notes 9 and 18 to our audited consolidated financial statements included herein for a description of our debt obligations and interest rate swaps, respectively.

Foreign Currency Exchange Rate Risk

Our primary economic environment is the international LPG shipping market. This market utilizes the U.S. dollar as its functional currency. Consequently, our revenues are in U.S. dollars and the majority of our operating expenses are in U.S. dollars. However, we incur some of our expenses in other currencies, particularly Euro, Singapore Dollar, Danish Krone, Japanese Yen, British Pound Sterling, and Norwegian Krone. The amount and frequency of some of these expenses, such as vessel repairs, supplies and stores, may fluctuate from period to period. Depreciation in the value of the U.S. dollar relative to other currencies will increase the cost of us paying such expenses. For the year ended March 31, 2019, 19%  of our expenses (excluding depreciation and amortization, interest and finance costs and gain/loss on derivatives), were in currencies other than the U.S. dollar, and as a result we expect the foreign exchange risk associated with these operating expenses to be immaterial. We do not have foreign exchange exposure in respect of our credit facility and interest rate swap agreements, as these are denominated in U.S. dollars.

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

Forward Freight Agreements

From time to time, we may take hedging or speculative positions in derivative instruments, including FFAs. The usage of such derivatives can lead to fluctuations in our reported results from operations on a period-to-period basis. During the year ended March 31, 2019, we had no open FFA positions.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial information required by this Item is set forth on pages F-1 to F-28 and is filed as part of this annual report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our management concluded that our disclosure controls and procedures were effective as of March 31, 2019. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits to the Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Our management conducted an evaluation of our effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of the inherent limitations of internal controls over financial reporting, misstatements may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on the evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2019.

In accordance with the Jumpstart Our Businesses Startups Act of 2012 as an emerging growth company, we are exempt from the requirement to obtain an attestation report from our independent registered public accounting firm on the assessment of our internal controls pursuant to the Sarbanes-Oxley Act of 2002.

Changes in Internal Control over Financial Reporting

Our management with the participation of our principal executive officer and principal financial officer or persons performing similar functions has determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) occurred during the fourth fiscal quarter of our fiscal year ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Class III Directors — Terms expiring at the Company’s 2019 Annual Meeting of Shareholders

John C. Hadjipateras, 68, has served as Chairman of the Company’s Board of Directors and as our President and Chief Executive Officer and as President of Dorian LPG (USA) LLC since our inception in July 2013. Mr. Hadjipateras has been actively involved in the management of shipping companies since 1972. From 1972 to 1992, Mr. Hadjipateras was the Managing Director of Peninsular Maritime Ltd. in London and subsequently served as President of Eagle Ocean Transport Inc. (“Eagle Ocean”), which provides chartering, sale and purchase, protection and indemnity insurance and shipping finance services. Mr. Hadjipateras has served as a member of the boards of the Greek Shipping Co-operation Committee and of the Council of INTERTANKO, and has been a member of the Baltic Exchange since 1972 and of the American Bureau of Shipping since 2011. Mr. Hadjipateras also served on the Board of Advisors of the Faculty of Languages and Linguistics of Georgetown University and is a trustee of Kidscape, a leading U.K. charity organization. Mr. Hadjipateras was a director of SEACOR Holdings Inc., a global provider of marine transportation equipment and logistics services, from 2000 to 2013. We believe that Mr. Hadjipateras’ expertise in the maritime and shipping industries provides him the qualifications and skills to serve as a member of our Board of Directors.

Malcolm McAvity, 68, has served as a director of the Company since January 2015 and is currently the Chairman of the nominating and corporate governance committee (the “Nominating and Corporate Governance Committee”) and a member of the compensation committee (the “Compensation Committee”). Mr. McAvity formerly served as Vice Chairman of Phibro LLC, one of the world’s leading international commodities trading firms, from 1986 through 2012. Mr. McAvity has held various positions trading crude oil and other commodities. Mr. McAvity earned a BA from Stanford University and an MBA from Harvard University. We believe that Mr. McAvity’s experience in commodities trading provides him the qualifications and skills to serve as a member of our Board of Directors.

Class I Directors — Terms expiring at the Company’s 2020 Annual Meeting of Shareholders

Thomas J. Coleman, 52, has served as a director of the Board since September 2013 and is currently the Lead Independent Director,  Chairman of the Compensation Committee and a member of the Nominating and Corporate Governance Committee. Mr. Coleman has served as co-Founder and co-President of Kensico Capital Management Corporation (“Kensico”) since 2000. Mr. Coleman is also the co-principal of each of Kensico’s affiliates. Prior to working with Kensico and its affiliates, Mr. Coleman was employed by Halo Capital Partners (“Halo”). Prior to his employment at Halo, Mr. Coleman founded and served as Chief Executive Officer and a director of PTI Holding Inc. from 1990 until 1995. From October 2012 until January 2014, Mr. Coleman served as a director of WebMD. From February 2011 until its sale in January 2012, Mr. Coleman served as a director of Tekelec, a publicly traded global provider of core network solutions. We believe that Mr. Coleman’s deep knowledge of corporate finance provides him the qualifications and skills to serve as a member of our Board of Directors.

Christina Tan, 66, has served as a director of the Company since May 1, 2015 and is currently a member of the audit committee (the “Audit Committee”) and Nominating and Corporate Governance Committee. Ms. Tan is an Executive Director of the MT Maritime Management Group (“MTM Group”), a position she has held since 1991. Ms. Tan has been an officer with the MTM Group for over 30 years, performing in a variety of capacities, including finance and chartering, and was also a board member of Northern Shipping Funds from 2008 to 2015, at which point she remained as a member of the Limited Partnership Advisory Committee (LPAC). For eight years prior to joining MTM Group, Ms. Tan was Vice President of Finance and Trading for Socoil Corporation, a major Malaysian palm oil refiner and trading company. Ms. Tan earned a BA in Economics and Mathematics from Western State College of Colorado. We believe that Ms. Tan’s long-standing experience in the shipping industry and in maritime investments provide her the qualifications and skills to serve as a member of our Board of Directors.

Class II Directors — Terms expiring at the Company’s 2021 Annual Meeting of Shareholders

Øivind Lorentzen, 68, has served as a director of the Company since July 2013 and is currently the Chairman of the Audit Committee. Mr. Lorentzen is currently Managing Director of Northern Navigation, LLC. Mr. Lorentzen has been Non-Executive Vice Chairman of SEACOR Holdings Inc. since early 2015, prior to which he was its Chief Executive Officer. From 1990 until September 2010, Mr. Lorentzen was President of Northern Navigation America, Inc., an investment management and ship-owning agency company concentrating in specialized marine transportation and ship finance. From 1979 to 1990, Mr. Lorentzen was Managing Director of Lorentzen Empreendimentos S.A., an industrial and shipping group in Brazil, and he served on its board of directors until December 2005. From 2001 to 2008, Mr. Lorentzen was Chairman of NFC Shipping Funds, a leading private equity fund in the maritime industry. Mr. Lorentzen is a director of Blue Danube, Inc., a privately owned inland marine service provider, and the Lead Director of Genessee & Wyoming Inc., an owner and operator of short line and regional freight railroads. Mr. Lorentzen earned his undergraduate degree at Harvard College and his MBA from Harvard Business School. Mr. Lorentzen’s expertise in the maritime and shipping industries provides him the important qualifications and skills to serve as a member of our Board of Directors.

John C. Lycouris, 69, has served as Chief Executive Officer of Dorian LPG (USA) LLC and a director of the Company since our inception in July 2013. In 1993, Mr. Lycouris joined Eagle Ocean. At Eagle Ocean, Mr. Lycouris has attended to a multitude of sale and purchase contracts and pre- and post-delivery financing of newbuilding and secondhand vessels in the tanker, LPG, and dry bulk sectors. Before joining Eagle Ocean, Mr. Lycouris served as Director of Peninsular Maritime Ltd., a ship brokerage firm, which he joined in 1974, and managed the Finance and Accounts departments. Mr. Lycouris is a member of the Lloyd’s Register North American Advisory Committee and a member of the DNV GL North American Committee. Mr. Lycouris graduated from Cornell University, where he earned an MBA, and from Ithaca College with a BS. Mr. Lycouris’s successful leadership and executive experience, along with his deep knowledge of the commercial, technical and operational aspects of shipping in general and LPG shipping in particular, provide him the qualifications and skills to serve as a member of our Board of Directors.

Ted Kalborg, 68, has served as a director of the Company since December 12, 2014 and is currently a member of the Audit Committee and Compensation Committee. Mr. Kalborg is the founder of the Tufton Group, a fund management group he founded in 1985 that specializes in the shipping and energy sectors. The group manages hedge funds and private equity funds. Mr. Kalborg’s primary focus has been corporate reorganizations. Mr. Kalborg holds a BA from Stockholm School of Economics and received an MBA from Harvard Business School. Mr. Kalborg’s diversified experience in the oil drilling, shipping, and investment industries, his specialty in maritime and transportation fund management, and his extensive background serving as director of several other companies equip him with the qualifications and skills to act as a member of our Board of Directors.

Information about Executive Officers Who Are Not Directors

Theodore B. Young, 51, has served as our Chief Financial Officer, Treasurer and Principal Financial and Accounting Officer since July 2013, as Chief Financial Officer and Treasurer of Dorian LPG (USA) LLC since July 2013, and as head of corporate development for Eagle Ocean from 2011 to 2013. From 2004 to 2011, Mr. Young was a Senior Managing Director and member of the Investment Committee at Irving Place Capital (“IPC”), where he worked on investments in the industrial, transportation and business services sectors. Prior to joining IPC, Mr. Young was a principal at Harvest Partners, a New York-based middle market buyout firm, from 1997 to 2004. There, Mr. Young was active in industrial and transportation transactions. Prior to his career in private equity, Mr. Young was an investment banker with Merrill Lynch & Co., Inc. and SBC Warburg Dillon Read and its predecessors in New York, Zurich, and London. Mr. Young holds an AB from Dartmouth College and an MBA from the Wharton School of the University of Pennsylvania with a major in accounting.

Alexander C. Hadjipateras, 39, has served as our Executive Vice President of Business Development since July 2013 and is the son of John C. Hadjipateras, the Chairman of the Board of Directors and President and Chief Executive Officer of the Company. Mr. Alexander C. Hadjipateras’ main areas of focus are business development, vessel sale and purchase, and assisting in the management of the Company’s operations in Athens, Greece. Since joining Eagle Ocean in 2006, Mr. Alexander C. been involved in its newbuilding program at Sumitomo Shipyard in Japan and Hyundai Heavy Industries in South Korea and has also participated in its Aframax spot chartering. Prior to joining Eagle Ocean, Mr.

Alexander C. Hadjipateras worked as a Business Development Manager at Avenue A/ Razorfish, a leading digital consultancy and advertising agency based in San Francisco. Mr. Alexander C. Hadjipateras has served as a director of the Helios Pool since 2018, a director on the Members Committee of the UK P&I Club since 2016, and a director on the Greek Shipping Corporation Committee (GSCC) since 2018. Mr. Alexander C. Hadjipateras graduated from Georgetown University with a BA in history in 2001.

Audit Committee

The Audit Committee, established in accordance with Section 3(a)(58)(A) of the Exchange Act, currently consists of Messrs. Lorentzen and Kalborg and Ms. Tan, with Mr. Lorentzen serving as its chairperson. The Audit Committee meets a minimum of four times a year, and periodically meets with the Company’s management, internal auditors and independent external auditors separately from the Board.

Under the Audit Committee charter, the Audit Committee assists the Board in overseeing the quality of the Company’s financial statements and its financial reporting practices. To that end, the Audit Committee has direct responsibility for the appointment, replacement, compensation, retention, termination and oversight of the work of the independent registered public accounting firm engaged to prepare an audit report, to perform other audits and to perform review or attest services for us. The Audit Committee confers directly with the Company’s independent registered public accounting firm. The Audit Committee also assesses the outside auditors’ qualifications and independence. The Audit Committee is responsible for the pre-approval of all audit and non-audit services performed by our independent registered public accounting firm. The Audit Committee acts on behalf of the Board in reviewing the scope of the audit of the Company’s financial statements and results thereof. Our Chief Financial Officer has direct access to the Audit Committee. The Audit Committee also oversees the operation of our internal controls covering the integrity of our financial statements and reports, compliance with laws, regulations and corporate policies, and the qualifications, performance and independence of our independent registered public accounting firm. Based on this oversight, the Audit Committee advises the Board on the adequacy of the Company’s internal controls, accounting systems, financial reporting practices and the maintenance of the Company’s books and records. The Audit Committee is also responsible for determining whether any waiver of our Code of Ethics will be permitted and for reviewing and determining whether to approve any related party transactions required to be disclosed pursuant to Item 404(a) of Regulation S-K. Annually, the Audit Committee recommends that the Board request shareholder ratification of the appointment of the independent registered public accounting firm. The responsibilities and activities of the Audit Committee are further described in the Audit Committee charter.

Our Board of Directors has determined that the Audit Committee consists entirely of directors who meet the independence requirements of the NYSE listing standards and Rule 10A-3 of the Exchange Act. The Board has also determined that each member of the Audit Committee has sufficient knowledge and understanding of the Company’s financial statements to serve on the Audit Committee and is financially literate within the meaning of the NYSE listing standards as interpreted by the Board. The Board has further determined that Messrs. Kalborg and Lorentzen and Ms. Tan satisfy the definition of “audit committee financial expert” as defined under federal securities laws.

Code of Conduct and Ethics

We have adopted a Code of Ethics applicable to officers, directors and employees (the “Code of Ethics”), which fulfills applicable guidelines issued by the Commission. Our Code of Ethics can be found on our website at http://www.dorianlpg.com/investor-center/corporate-governance/. We will also provide a hard copy of our Code of Ethics free of charge upon written request to Dorian LPG Ltd. c/o Dorian LPG (USA) LLC, 27 Signal Road, Stamford, Connecticut 06902. Any waiver that is granted, and the basis for granting the waiver, will be publicly communicated as appropriate, including through posting on our website, as soon as practicable. We granted no waivers under our Code of Ethics during the fiscal year ended March 31, 2019. We intend to post any amendments to and any waivers of our Code of Ethics on our website within four business days.

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

To the Company’s knowledge, based solely on a review of copies of such reports furnished to the Company, and written representations that no reports were required, during the fiscal year ended March 31, 2019, all Section 16(a) filing requirements applicable to the Company’s officers, directors, and greater than ten percent beneficial owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION.

Introduction

Our named executive officers, consisting of our principal executive officer and our two most highly compensated executive officers other than our principal executive officer for the fiscal year ended March 31, 2019 are:

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

As an emerging growth company, we have opted to comply with the executive compensation rules applicable to “smaller reporting companies,” as such term is defined under the Securities Act of 1933, as amended, which require compensation disclosure for our principal executive officer and our next two most highly compensated executive officers other than our principal executive officer (collectively, the “named executive officers”). Also, as an emerging growth company, we are not required to include, and have not included, a compensation discussion and analysis (CD&A) of our executive compensation programs in this Amendment.

Summary Compensation Table

The table below sets forth the compensation earned by our named executive officers during the years indicated.

Name and Principal Position	Fiscal Year Ended March 31,	Salary	Bonus(1)	Stock Awards(2)	All Other Compensation(3)	Total
John Hadjipateras(4)	2019	$550,000	$301,500	$540,892	$8,250	$1,400,642
Chief Executive Officer	2018	$550,000	$601,500	$549,000	$8,100	$1,708,600

John Lycouris(5)	2019	$450,000	$201,500	$167,200	$8,250	$826,950
Chief Executive Officer, Dorian LPG (USA) LLC	2018	$450,000	$251,500	$219,600	$8,100	$929,200

Theodore B. Young	2019	$400,000	$201,500	$167,200	$8,250	$776,950
Chief Financial Officer	2018	$400,000	$251,500	$201,300	$8,100	$860,900

(1)	Represents cash bonuses to each of the named executive officers awarded by the Compensation Committee.

(2)

The amounts set forth next to each award represent the aggregate grant date fair value of awards computed in accordance with FASB ASC Topic 718. The assumptions used in calculating the grant date fair value reported in these columns are set forth in Note 11 to our consolidated financial statements included herein.

(3)	The amounts set forth represent contributions by the Company to each of the named executive officer’s 401(k) defined contribution plan.
(4)	As our Chief Executive Officer, Mr. Hadjipateras does not receive any additional compensation for his services as a director.
(5)	As the Chief Executive Officer of our subsidiary, Dorian LPG (USA) LLC, Mr. Lycouris does not receive any additional compensation for his services as a director.

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

Dorian LPG (USA) LLC and its subsidiaries entered into an agreement with DHSA, retroactive to July 2014 and superseding an agreement between Dorian LPG (UK) Ltd. and DHSA, for the provision by Dorian LPG (USA) LLC and its subsidiaries of certain chartering and marine operation services to DHSA, for which income was earned and included in “Other income-related parties” totaling $0.2 million, $0.4 million and $0.4 million for the years ended March 31, 2019, 2018 and 2017, respectively. As of March 31, 2019, $1.2 million was due from DHSA and included in “Due from related parties.” As of March 31, 2018, $0.9 million was due from DHSA and included in “Due from related parties.”

Eagle Ocean Transport incurs office-related costs on behalf of us, for which we reimbursed Eagle Ocean Transport less than $0.1 million, $0.1 million and $0.4 million for the years ended March 31, 2019, 2018, and 2017, respectively. Such expenses are reimbursed based on their actual cost.

None of our members of senior management, including Mr. Hadjipateras, Mr. Lycouris and Mr. Young, are subject to an employment agreement with us or our subsidiaries.

Equity Compensation

On June 30, 2014, Mr. Hadjipateras, Mr. Lycouris and Mr. Young received 350,000 shares, 185,000 and 90,000 shares of restricted stock, respectively, vesting in equal installments on the third, fourth and fifth anniversary of the grant date. On June 15, 2016, Mr. Hadjipateras, Mr. Lycouris and Mr. Young received 75,000 shares, 30,000 and 27,500 shares of restricted stock, respectively, vesting in equal installments on the grant date and the first, second and third anniversary of the grant date. On June 15, 2017, Mr. Hadjipateras, Mr. Lycouris and Mr. Young received 75,000 shares, 30,000 and 27,500 shares of restricted stock, respectively, vesting in equal installments on the grant date and the first, second and third anniversary of the grant date. On June 15, 2018, Mr. Hadjipateras, Mr. Lycouris and Mr. Young received 64,700 shares, 20,000 shares and 20,000 shares of restricted stock, respectively, vesting in equal installments on the grant date and the first, second and third anniversary of the grant date. All restricted shares of a named executive officer will vest (i) if such named executive officer’s employment terminates other than for Cause (as defined in the Severance and CIC Plan (defined below)—see “—2014 Executive Severance and Change in Control Severance Plan” below) or on account of death or Disability or (ii) upon a Change of Control (as defined in the Equity Incentive Plan (defined below) and related restricted stock award agreements) that occurs while such named executive officer is still employed with us.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding equity awards as of March 31, 2019, for each named executive officer:

		Stock Awards
Name	Grant Date	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested(1)
John C. Hadjipateras	6/15/2018	48,525(2)	$311,531
	6/15/2017	37,500(3)	$240,750
	6/15/2016	18,750(4)	$120,375
	6/30/2014	116,666(5)	$748,996

John C. Lycouris	6/15/2018	15,000(2)	$96,300
	6/15/2017	15,000(3)	$96,300
	6/15/2016	7,500(4)	$48,150
	6/30/2014	61,666(5)	$395,896

Theodore B. Young	6/15/2018	15,000(2)	$96,300
	6/15/2017	13,750(3)	$88,275
	6/15/2016	6,875(4)	$44,138
	6/30/2014	30,000(5)	$192,600

(1)

Fair market value of our common stock on March 31, 2019. The amount listed in this column represents the product of the closing market price of the Company’s stock as of March 31, 2019 ($6.42) multiplied by the number of shares of stock subject to the award.

(2)	Granted on June 15, 2018 and vested or vests ratably on each of the grant date and first, second and third anniversaries of the date of grant.
(3)	Granted on June 15, 2017 and vested or vests ratably on each of the grant date and first, second and third anniversaries of the date of grant.
(4)	Granted on June 15, 2016 and vested or vests ratably on each of the grant date and first, second and third anniversaries of the date of grant.
(5)	Granted on June 30, 2014 and vested or vests ratably on each of the third, fourth and fifth anniversaries of the date of grant.

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

Each director is also reimbursed for out-of-pocket expenses in connection with attending meetings of the board of directors or committees. Each director will be fully indemnified by us for actions associated with being a director to the extent permitted under Marshall Islands law. Further, none of the members of our board of directors will receive any benefits upon termination of their directorship positions. Our directors are eligible to receive awards under an equity incentive plan that we adopted prior to the completion of our initial public offering and which is described below under “—2014 Equity Incentive Plan.” Our Compensation Committee reviews director compensation annually and makes recommendations to the Board with respect to compensation and benefits provided to the members of the Board. Our Corporate Governance Guidelines provide that director compensation should be fair and equitable to enable the Company to attract qualified members to serve on its Board.

The following table provides certain information concerning the compensation earned by each of our non-employee directors serving on our Board for the year ended March 31, 2019, for services rendered in all capacities:

Name	Fees earned or paid in cash ($)(1)	Stock Awards ($)(2)	Total ($)
Thomas J. Coleman	80,000	45,412	125,412
Ted Kalborg	72,500	45,412	117,912
Øivind Lorentzen	57,500	45,412	102,912
Malcolm McAvity	75,000	45,412	120,412
Christina Tan	70,000	45,412	115,412

____________________

(1)	Represents cash compensation earned for services rendered as a director for the fiscal year ended March 31, 2019.

(2)

Represents equity compensation for services rendered as a director for the fiscal year ended March 31, 2019. The value of each stock award equals the grant date fair values of $7.64, $7.97, $5.83, and $6.42 per share on June 29, 2018, September 28, 2018, December 31, 2018 and March 29, 2019, respectively.

2014 Equity Incentive Plan

Our 2014 equity incentive plan (the “2014 Equity Incentive Plan”), which was unanimously adopted by our Board of Directors in April 2014, was approved by a shareholder vote at the 2015 annual meeting of shareholders. Pursuant to the terms of the 2014 Equity Incentive Plan, we expect that directors, officers, and employees (including any prospective officer or employee) of the Company and its subsidiaries and affiliates, and consultants and service providers to (including persons who are employed by or provide services to any entity that is itself a consultant or service provider to) the Company and its subsidiaries and affiliates, as well as entities wholly-owned or generally exclusively controlled by such persons, may be eligible to receive stock appreciation rights, stock awards, restricted stock units and performance compensation awards that the plan administrator determines are consistent with the purposes of the plan and the interests of the Company. The maximum number of shares of common stock that may be granted under the 2014 Equity Incentive Plan shall not exceed 2,850,000 in the aggregate.  In June 2014, we granted 655,000 shares of restricted stock to certain of our officers. In March 2015, we granted 274,000 shares of restricted stock to certain of our directors, employees and non-employee consultants, of which 8,506 shares were subsequently forfeited by a former employee and are again available for issuance. In June 2016, we issued 250,000 shares of restricted stock to certain of our executive officers and employees, of which 3,054 shares were subsequently forfeited by three former employees and are again available for issuance. In June 2016, we granted 6,950 shares of stock to certain of our directors. In September 2016, we granted 10,130 shares of stock to certain of our directors. In December 2016, we granted 10,434 shares of stock to certain of our directors and non-employee consultants. In March 2017, we granted 7,194 shares of stock to certain of our directors and non-employee consultants. In June 2017, we issued 259,800 shares of restricted stock to certain of our executive officers and employees, of which 3,018 shares were subsequently forfeited by a former employee and are again available for issuance. In June 2017, we granted 8,664 shares of stock to certain of our directors and non-employee consultants. In September 2017, we granted 10,062 shares of stock to certain of our directors. In December 2017, we granted 9,714 shares of stock to certain of our directors and non-employee consultants. In March 2018, we granted 9,720 shares of stock to certain of our directors and non-employee consultants. In June 2018, we issued 200,000 shares of restricted stock to certain of our executive officers and employees, of which 50,000 restricted shares vested on the grant date. In June 2018, we granted 9,552 shares of stock to certain of our directors and non-employee consultants. In September 2018, we granted 9,582 shares of stock to certain of our directors and non-employee consultants. In December 2018, we granted 10,416 shares of stock to certain of our directors and non-employee consultants. In March 2019, we granted 12,804 shares of stock to certain of our directors and non-employee consultants. As of May 24, 2019, there were 641,013 shares of restricted stock that were issued and outstanding, but not yet vested. As of that date, there were 1,110,556 shares of common stock remaining available for future grants under the 2014 Equity Incentive Plan.

Upon a “Change in Control” (as defined in the 2014 Equity Inventive Plan) of the Company, all unvested restricted stock awards granted under the 2014 Equity Inventive Plan and related restricted stock award agreements will become fully vested.

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

Nonqualified Deferred Compensation

We contribute to retirement accounts for certain United Kingdom and Denmark-based employees based on a percentage of their annual salaries.

2014 Executive Severance and Change in Control Severance Plan

Except as set forth under “―2014 Equity Incentive Plan” above and as provided under our Executive Severance and Change in Control Severance Plan (the “Severance and CIC Plan”), none of our members of senior management, including Mr. Hadjipateras, Mr. Lycouris and Mr. Young, will receive any benefits as a result of change in control.

We adopted our Severance and CIC Plan in June 2014, under which we expect that certain executive officers of the Company and our subsidiaries and affiliates, may be eligible to receive severance benefits in connection with termination by the Company without Cause (as defined below) or termination by such officer for Good Reason (as defined below). Mr. Hadjipateras, Mr. Lycouris and Mr. Young are participants to the Severance and CIC Plan. A dismissed officer may be eligible for additional severance benefits when dismissed during the period within two years following a change in control of the Company, or in certain cases, during the six-month period prior to a “Change in Control” (as generally defined under the Equity Incentive Plan with the addition of any transaction the board determines to be a Change in Control).

In the event of termination without Cause or for Good Reason, officers subject to the Severance and CIC Plan will be eligible to receive a lump-sum payment equal to two times the sum of such officer’s base salary plus bonus, a pro rata annual bonus for the year of termination, a cash payment equal to 18 months of COBRA continuation coverage and one year’s outplacement services (not to exceed $10,000). Should such termination take place within two years following a Change in Control of the Company, or in certain cases, during the six-month period prior to a Change in Control (the “CIC Termination Period”), all outstanding equity awards of a terminated officer subject to the Severance and CIC Plan shall vest and the lump-sum payment to the officer will be increased to 2.99 times the sum of the officer’s base salary plus bonus. The participant will receive payments and pay the excise tax or the payments will be reduced so that no excise tax applies, whatever puts the participant in a better after-tax position. For purposes of the Severance and CIC Plan, “Cause” is generally defined to mean: (i) the willful and continued failure to substantially perform his or her duties, (ii) the willful engaging in illegal conduct or gross misconduct which is demonstrably and materially injurious to the Company or its affiliates, (iii) engaging in conduct or misconduct that materially harms the reputation or financial position of the Company, (iv) the participant (x) obstructs or impedes, (y) endeavors to influence, obstruct or impede or (z) fails to materially cooperate with, an investigation, (v) the participant withholds, removes, conceals, destroys, alters or by other means falsifies any material which is requested in connection with an investigation, (vi) conviction of, or the entering of a plea of nolo contendere to, a felony or (vii) being found liable in any SEC or other civil or criminal securities law action. For purposes of the Severance and CIC Plan, “Good Reason” generally means (A) with respect to the Chief Executive Officer, Chief Financial Officer and Chief Operating Officer, a material diminution in the nature and scope of the participant’s duties, responsibilities or status, (B) a material diminution in current annual base salary or annual performance bonus target opportunities; or (C) an involuntary relocation to a location more than 25 miles from a participant’s principal place of business, provided that, during the CIC Termination Period, “Good Reason” shall mean (A) (1) any material change in the duties, responsibilities or status (including reporting responsibilities); provided, however, that good reason shall not be deemed to occur upon a change in duties, responsibilities (other than reporting responsibilities) or status that is solely and directly a result of the Company no longer being a publicly traded entity or (2) a material and adverse change in titles or offices (including, if applicable, membership on the board); (B) a more than 10% reduction in the participant’s rate of annual base salary or annual performance bonus or equity incentive compensation target opportunities (including any material and adverse change in the formula for such targets) as in effect immediately prior to such change in control; (C) the failure to continue in effect any employee benefit plan, compensation plan, welfare benefit plan or fringe benefit plan in which the participant is participating immediately prior to such change in control or the taking of any action by the Company, in each case which would materially adversely affect the participant, unless the participant is permitted to participate in other plans providing the participant with materially equivalent benefits in the aggregate; (D) the failure of the Company to obtain the assumption of the Company’s obligations under the plan from any successor; (E) an involuntary relocation of the principal place of business to a location more than 25 miles from the principal place of business immediately prior to such change in control; or (F) a material breach by the Company of the terms of an employment agreement.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to the Company regarding the beneficial ownership of its common stock as of May 24, 2019 unless otherwise indicated below by (i) each person, group or entity known by the Company to be the beneficial owner of more than 5% of the outstanding shares of its common stock, (ii) each of our directors and director nominees, (iii) each of our named executive officers and (iv) all of our executive officers and directors as a group. Unless otherwise stated, the address of each named executive officer and director is c/o Dorian LPG Ltd., c/o Dorian LPG (USA) LLC, 27 Signal Road,  Stamford, Connecticut 06902.

Name and Address of Beneficial Owner	Common Shares Beneficially Owned(1)	Percent of Class Beneficially Owned(2)
5% Shareholders
Kensico Capital Management Corp.(3)	8,014,837	14.5%
BW Group Ltd(4)	7,826,560	14.2%
Wellington Management Group LLP(5)	6,333,772	11.5%
SEACOR Holdings Inc.(6)	5,200,000	9.4%
Dimensional Fund Advisors LP(7)	3,177,510	5.8%

Directors and Executive Officers
Thomas J. Coleman(8)	8,034,610	14.6%
John C. Hadjipateras(9)	6,016,180	10.9%
John C. Lycouris(10)	490,513	*
Theodore B. Young(11)	141,994	*
Christina Tan	84,863	*
Alexander C. Hadjipateras	74,817	*
Ted Kalborg(12)	39,773	*
Øivind Lorentzen	38,920	*
Malcolm McAvity	19,773	*
All directors and executive officers as a group (9 persons)(13)	14,648,332	26.6%

____________________

*The percentage of shares beneficially owned by such director or executive officer does not exceed one percent of the outstanding shares of common stock.

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

(2)	Percentages based on a total of 55,167,708 shares of common stock outstanding and entitled to vote at the Annual Meeting as of May 24, 2019.

(3)

According to filings made with the Commission on July 14, 2014 and June 6, 2014, Kensico possesses shared voting and dispositive power over 8,014,837 shares. According to filings made with the Commission on July 14, 2014 and June 6, 2014, the principal business address of Kensico is 55 Railroad Avenue, 2nd Floor, Greenwich CT, 06830. Kensico provides investment management services to certain affiliated funds, including Kensico Partners, L.P., Kensico Associates, L.P., Kensico Offshore Fund Master, Ltd. and Kensico Offshore Fund II Master, Ltd. (collectively, the “Investment Funds”). As Kensico’s co-presidents, Mr. Coleman and Michael B. Lowenstein may be deemed to be controlling persons of Kensico. By virtue of these relationships, Messrs. Coleman and Lowenstein may be deemed to beneficially own the entire number of Dorian shares held by the Investment Funds; however, each disclaims beneficial ownership of any Dorian shares, and proceeds thereof, except to the extent of his pecuniary interest therein. Kensico may have made additional transactions in our common stock since its most recent filings with the Commission. Accordingly, the information presented may not reflect all of the shares currently beneficially owned by Kensico.

(4)

According to a filing made with the Commission on October 8, 2018, BW Euroholdings Limited, a wholly-owned subsidiary of BW Group Ltd. (the “BW Group”), possesses shared voting and dispositive power over 7,826,460 shares and BW LPG Limited, a wholly-owned subsidiary of BW Group possesses shared voting and dispositive power over 100 shares. According to a filing made with the Commission on October 8, 2018, the principal registered address of the BW Group is Mapletree Business City, #18-01, 10 Pasir Panjang Road, Singapore 117438. The Sohmen Family Foundation (the “Foundation”) holds 93.25% of the BW Group. The BW Group and/or the Foundation may have, either by way of their subsidiaries or on their own, made additional transactions in our common stock since their most recent filings with the Commission. Accordingly, the information presented may not reflect all of the shares currently beneficially owned by the BW Group or the Foundation.

(5)

According to a filing made with the Commission on February 12, 2018, Wellington Management Group LLP (“Wellington Management Group”) possesses shared voting power over 4,488,439 shares and shared dispositive power over 6,333,772 shares. According to the filing made with the Commission on February 12, 2018, all shares are owned of record by clients of one or more investment advisers directly or indirectly owned by Wellington Management Group. Those clients have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, such securities. No such client is known to have such right or power with respect to more than 5% of this class of shares. According to the filing made with the Commission on February 12, 2018, the principal business address of Wellington Management Group is c/o Wellington Management Company LLP, 280 Congress Street, Boston, Massachusetts 02210. Wellington Management Group may have made additional transactions in our common stock since its most recent filing with the Commission. Accordingly, the information presented may not reflect all of the shares currently beneficially owned by Wellington Management Group.

(6)

According to the filing made with the Commission on January 30, 2018, SEACOR Holdings Inc. (“SEACOR”) possesses sole voting and dispositive power over 5,200,000 shares. According to the filing made with the Commission on January 30, 2018, the principal business address of SEACOR is 2200 Eller Drive,  PO Box 13038,  Fort Lauderdale, Florida 33316. SEACOR indirectly holds the shares by way of its wholly-owned subsidiary, SeaDor Holdings LLC (“SeaDor Holdings”), which directly holds the shares. SEACOR may have, either by way of its subsidiary or on its own, made additional transactions in our common stock since its most recent filing with the Commission. Accordingly, the information presented may not reflect all of the shares currently beneficially owned by SEACOR.

(7)

According to the filing made with the Commission on February 8, 2019, Dimensional Fund Advisors LP possesses shared voting power over 3,033,993 shares and shared dispositive power over 3,177,510 shares. According to the filing made with the Commission on February 8, 2019,  Dimensional Fund Advisors LP furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager or sub-adviser to certain other commingled funds, group trusts and separate accounts (such investment companies, trusts and accounts, collectively referred to as the “Funds”). In certain cases, subsidiaries of Dimensional Fund Advisors LP may act as an adviser or sub-adviser to certain Funds. In its role as investment advisor, sub-adviser and/or manager, Dimensional Fund Advisors LP or its subsidiaries (collectively, “Dimensional”) may possess voting and/or investment power over the securities that are owned by the Funds, and may be deemed to be the beneficial owner of the securities held by the Funds. However, all shares are owned by the Funds. The Funds have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, such securities. To the knowledge of Dimensional, the interest of any one such Fund does not exceed 5% of the class of securities. According to the filing made with the Commission on February 8, 2019, the principal business address of Dimensional is Building One,  6300 Bee Cave Road,  Austin,  Texas 78746.  Dimensional  may have made additional transactions in our common stock since its most recent filing with the Commission. Accordingly, the information presented may not reflect all of the shares currently beneficially owned by Dimensional.

(8)

According to filings made with the Commission, Mr. Coleman beneficially owns 19,773 Dorian common shares. According to filings made with the Commission,  Mr. Coleman serves as co-President of Kensico alongside Mr. Lowenstein. As a controlling person of Kensico, Mr. Coleman thus may be deemed to also beneficially own the entire number of the Company’s common shares held by the Investment Funds discussed above. Mr. Coleman disclaims beneficial ownership of the reported Dorian shares held by the Investment Funds, and the proceeds thereof, except to the extent of any pecuniary interest therein.

(9)

Mr. Hadjipateras possesses sole voting power over 1,952,178 shares, shared voting power over 4,064,002 shares, sole dispositive power over 1,952,178 shares and shared dispositive power over 176,080 shares. Specifically, Mr. Hadjipateras may be deemed to beneficially own (i) 1,952,178 shares over which he has sole voting and dispositive power; (ii) 26,166 shares by virtue of pledges of such shares given under funding and security agreements with each of Theodore B. Young and Alexander J. Ciaputa, pursuant to which Mr. Hadjipateras may be deemed to share the power to vote and dispose of such shares; (iii) 125,000 shares through Mr. Hadjipateras’ spouse, 4,250 shares through Mr. Hadjipateras’ children, and 20,664 through the LMG Trust (Mr. Hadjipateras and his wife are trustees of the LMG Trust and the beneficiary of the LMG Trust is one of their children), pursuant to which Mr. Hadjipateras may be deemed to share the power to vote and dispose of such shares; and (iv) 3,887,922 shares by virtue of a revocable proxy granted to Mr. Hadjipateras by each of Mark C. Hadjipateras, Angeliki C. Hadjipateras, Aikaterini C. Hadjipateras, Konstantinos Markakis, Olympia Kedrou, Chrysanthi Xyla, Scott M. Sambur, as Trustee of the Kyveli Trust, and George J. Dambassis, pursuant to which Mr. Hadjipateras may be deemed to share the power to vote such shares. Mr. Hadjipateras disclaims beneficial ownership of the reported Dorian shares, and the proceeds thereof, except to the extent of any pecuniary interest therein.

(10)

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

(11)	According to filings made with the Commission, Mr. Young has pledged 13,083 shares to John C. Hadjipateras as security under a funding and security agreement.

(12)

According to filings made with the Commission, Mr. Kalborg beneficially owns 19,773 Dorian common shares. According to filings made with the Commission,  Christmas Common Investments Ltd., of which Kalborg Trust is the sole shareholder, currently holds 20,000 common shares (the “Trust Shares”). Mr. Kalborg and other members of his family are the beneficiaries of the Kalborg Trust and Mr. Kalborg may be deemed to also beneficially own the Trust Shares. Mr. Kalborg disclaims all beneficial ownership of the Trust Shares except to the extent of his pecuniary interest therein.

(13)

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

Equity Compensation Plan Information

The following table shows information relating to the number of shares authorized for issuance under our equity compensation plans as of March 31, 2019.

March 31, 2019	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans
Approved by shareholders	—	—	1,110,556	(1)
Not approved by shareholders	—	—	–
Total	—	—	1,110,556

_________________

(1)	Represents available shares for future issuance under the 2014 Equity Incentive Plan as of March 31, 2019. See “—2014 Equity Incentive Plan” above.

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

Business Relationships and Related Person Transactions Policy

We have policies and procedures in place regarding referral of related person transactions to our Audit Committee for consideration and approval. Compensation matters involving any related persons are reviewed and approved by our Compensation Committee. Our Chief Financial Officer, in consultation with our outside counsel, is primarily responsible for the development and implementation of processes and controls to obtain information from the directors and executive officers with respect to related person transactions and for determining, based on the relevant facts and circumstances, whether a related person has a direct or indirect material interest in the transaction. Under our policy, transactions that (i) involve directors, director nominees, executive officers, significant shareholders or other “related persons” in which the Company is or will be a participant and (ii) are of the type that must be disclosed under the Commission’s rules must be referred by the Chief Financial Officer, after consultation with our outside counsel, to our Audit Committee for the purpose of determining whether such transactions are in the best interests of the Company. Under our policy, it is the responsibility of the individual directors, director nominees, executive officers and holders of five percent or more of the Company’s common stock to promptly report to our Chief Financial Officer all proposed or existing transactions in which the Company and they, or any related person of theirs, are parties or participants. The Chief Financial Officer (or the Chief Executive Officer, in the event the transaction in question involves the Chief Financial Officer or a related person of the Chief Financial Officer) is then required to furnish to the chairperson of the Audit Committee reports relating to any transaction that, in the Chief Financial Officer’s judgment with advice of outside counsel, may require reporting pursuant to the Commission’s rules or may otherwise be the type of transaction that should be brought to the attention of the Audit Committee. The Audit Committee considers material facts and circumstances concerning the transaction in question, consults with counsel and other advisors as it deems advisable and makes a determination or recommendation to the Board of Directors and appropriate officers of the Company with respect to the transaction in question. In its review, the Audit Committee considers the nature of the related person’s interest in the transaction, the material terms of the transaction, the relative importance of the transaction to the related person, the relative importance of the transaction to the Company and any other matters deemed important or relevant. Upon receipt of the Audit Committee’s recommendation, the Board of Directors or officers, excluding in all such instances the related party, take such action as deemed appropriate and necessary in light of their respective responsibilities under applicable laws and regulations.

Related Party Transactions

Shareholders Agreement

Pursuant to the shareholders agreement dated November 26, 2013 (the “Shareholder Agreement”), SeaDor Holdings (which is a wholly-owned subsidiary of SEACOR) and Dorian Holdings LLC (which is owned by Astromar LLC, of which Mr. John C. Hadjipateras, our Chairman, President, and Chief Executive Officer, is a shareholder and director) have the right, subject to certain terms and conditions, to require us, on up to three separate occasions beginning 180 days following the closing of our initial public offering, to register under the Securities Act of 1933, as amended, our common shares held by them for offer and sale to the public, including by way of underwritten public offering (provided that each such shareholder shall be entitled to request one additional demand registration to the extent such shareholder has not been included or did not participate in any demand registration). In addition, SeaDor Holdings and Dorian Holdings

LLC may require us to make available shelf registration statements permitting sales of shares into the market from time to time over an extended period. SeaDor Holdings and Dorian Holdings LLC also have the ability to exercise certain piggyback registration rights permitting participation in certain registrations of common shares by us. All expenses relating to our registration will be borne by us. On July 10, 2015, the Commission declared effective our registration statement on Form S-3 that permits SeaDor Holdings and Dorian Holdings LLC, or their respective donees, pledgees, transferees or other successors in interest, to offer their shares for resale from time to time pursuant to the Shareholders Agreement.

Registration Rights Agreement

We entered into a registration rights agreement dated June 3, 2014 (the “Registration Rights Agreement”) with Kensico granting Kensico the right, subject to certain terms and conditions, to require us, on up to three separate occasions beginning 180 days following the closing of our initial public offering, to register under the Securities Act of 1933, as amended, our common shares held by Kensico for offer and sale to the public, including by way of an underwritten public offering. In addition, the registration rights agreement grants Kensico the right to require us to make available shelf registration statements permitting sales of shares into the market from time to time over an extended period, and to exercise certain piggyback registration rights permitting participation in certain registrations of common shares by us. All expenses relating to our registration have been and will be borne by us. On July 10, 2015, the Commission declared effective our registration statement on Form S-3 that permits Kensico to offer its shares for resale from time to time, pursuant to the Registration Rights Agreement.

Management Agreements

As of July 1, 2014, vessel management services and the associated agreements for our fleet were transferred from DHSA and are now provided through our wholly owned subsidiaries Dorian LPG (USA) LLC, Dorian LPG (UK) Ltd. and Dorian LPG Management Corp. Prior to the management transfer, DHSA had agreements with Eagle Ocean, a company 100% owned by Mr. John C. Hadjipateras, the Chairman of the Board, our President and our Chief Executive Officer, to provide certain of the vessel management services for our fleet.

In connection with the agreements for the management transfer, Eagle Ocean transferred a certain number of employees and selected assets to our wholly-owned subsidiaries. Eagle Ocean continues to incur related travel costs for certain transitioned employees as well as office-related costs, for which we reimbursed Eagle Ocean less than $0.1 million for the fiscal year ended March 31, 2019.

Dorian LPG (USA) LLC and its subsidiaries entered into an agreement with DHSA, retroactive to July 2014 and superseding an agreement between Dorian LPG (UK) Ltd. and DHSA, for the provision by Dorian LPG (USA) LLC and its subsidiaries of certain chartering and marine operation services to DHSA, for which income was earned and included in other income totaling $0.2 million for the year ended March 31, 2019.

As of March 31, 2019, $1.2 million was due from DHSA.

Arrangements Involving Family Members

In respect of the year ended March 31, 2019, we paid $396,500 in salary and cash bonus to Mr. Alexander C. Hadjipateras, a son of Mr. John C. Hadjipateras, the Chairman of the Board, our President and our Chief Executive Officer, for his service as Executive Vice President of Business Development of Dorian LPG (USA) LLC. In the year ended March 31, 2019, Mr. Alexander C. Hadjipateras was also eligible to participate in all benefit programs generally available to employees, including supplemental health care benefits for coverage outside of the United States, and his compensation is commensurate with that of his peers.

In respect of the year ended March 31, 2019, we paid $169,000 in salary and cash bonus to Peter Hadjipateras, a son of Mr. John C. Hadjipateras, the Chairman of the Board, our President and our Chief Executive Officer, for his service as Corporate Development Manager. In the year ended March 31, 2019, Mr. Peter Hadjipateras was also eligible to participate in all benefit programs generally available to employees and his compensation is commensurate with that of his peers.

For further information regarding our transactions with related parties, please see Note 3 to our audited consolidated financial statements included herein.

Director Independence

The Board of Directors has determined that, as of the date hereof, each of the following members of our Board of Directors is an “independent director” as defined under the applicable NYSE standards, Commission rules and the Company’s Corporate Governance Guidelines: Messrs. Thomas J. Coleman, Ted Kalborg, Øivind Lorentzen and Malcolm McAvity, and Ms. Christina Tan. Therefore, our Board of Directors has satisfied its objective as set forth in the Company’s Corporate Governance Guidelines as well as NYSE listing standards, requiring that at least a majority of the Board consist of independent directors. As required under the NYSE listing standards, in making its determinations, our Board of Directors has considered whether any director has a direct or indirect material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. In addition, our Board of Directors considered a series of certain specific transactions, relationships and arrangements expressly enumerated in the NYSE independence definition. Specifically, a member of our Board of Directors may be considered independent if such member:

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

•

(A) is not a current partner or employee of a firm that is the Company’s internal or external auditor; (B) does not have an immediate family member who is a current partner of a firm that is the Company’s internal or external auditor; (C) does not have an immediate family member who is a current employee of a firm that is the Company’s internal or external auditor and personally works on the Company’s audit; and (D) is not, and has not been within the last three years, and does not have an immediate family member who is, or has been within the last three years, a partner or employee of a firm that is the Company’s internal or external auditor and personally worked on Company’s audit within such time;

•

is not, and has not been within the last three years, and does not have an immediate family member who is, or has been within the last three years, employed as an executive officer of a public company where any of the Company’s present executive officers at the same time serves or served as a member of such public company’s compensation committee; and

•

is not, and has not been within the last three years, an employee of a significant customer or supplier of the Company, including any company that has made payments to, or received payments from, the Company for property or services in an amount which, in any of the last three fiscal years, exceeds the greater of $1 million, or 2% of such other company’s consolidated gross revenues, and does not have an immediate family member who is, or has been within the last three years, an executive officer of such a significant customer or supplier; provided that contributions to not- for-profit organizations shall not be considered payments for purposes of this test.

After careful review of the categorical tests enumerated under the NYSE independence definition, the individual circumstances of each director with regard to each director’s business and personal activities and relationships as they may relate to us and our management, the Board has concluded that each of the aforementioned directors has no relationship with the Company that would interfere with such director’s exercise of independent judgment in carrying out his responsibilities as a director of the Company.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table presents fees for professional services rendered by Deloitte Certified Public Accountants S.A. (“Deloitte”), our independent registered public accounting firm, for the years ended March 31, 2019 and 2018. Deloitte did not bill us for other services during those periods.

	2019	2018
Audit fees(1)	$420,376	$407,859
All other fees(2)	3,828	-
Total	$424,204	$407,859

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

(2)	All other fees consist of a subscription for accounting research software.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee charter sets forth our policy regarding retention of the independent auditors, giving the Audit Committee responsibility for the appointment, replacement, compensation, evaluation and oversight of the work of the independent auditors. As part of this responsibility, our Audit Committee pre-approves the audit and non-audit services performed by our independent auditors in order to assure that they do not impair the auditor’s independence from the Company. The Audit Committee has adopted a policy which sets forth the procedures and the conditions pursuant to which services proposed to be performed by the independent auditors may be pre-approved.

There were no non-audit services provided by our independent registered public accounting firm during the fiscal year ended March 31, 2019.

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

Date: May 29, 2019

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
Christina Tan

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Dorian LPG Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Dorian LPG Ltd. and subsidiaries (the "Company") as of March 31, 2019 and 2018, the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

May 29, 2019

We have served as the Company’s auditor since 2013.

Dorian LPG Ltd.

Consolidated Balance Sheets

(Expressed in United States Dollars, except for number of shares)

	As of	As of
	March 31, 2019	March 31, 2018
Assets
Current assets
Cash and cash equivalents	$30,838,684	$103,505,676
Trade receivables, net and accrued revenues	1,384,118	336,162
Due from related parties	44,455,643	26,880,720
Inventories	2,111,637	2,012,907
Prepaid expenses and other current assets	3,798,987	2,471,415
Total current assets	82,589,069	135,206,880
Fixed assets
Vessels, net	1,478,520,314	1,539,111,833
Other fixed assets, net	160,283	203,678
Total fixed assets	1,478,680,597	1,539,315,511
Other non-current assets
Deferred charges, net	2,000,794	1,574,522
Derivative instruments	6,448,498	14,264,899
Due from related parties—non-current	19,800,000	19,800,000
Restricted cash—non-current	35,633,962	25,862,704
Other non-current assets	217,097	85,640
Total assets	$1,625,370,017	$1,736,110,156
Liabilities and shareholders’ equity
Current liabilities
Trade accounts payable	$7,212,580	$6,329,193
Accrued expenses	3,436,116	4,702,808
Due to related parties	489,644	345,515
Deferred income	4,258,683	5,564,557
Current portion of long-term debt	63,968,414	65,067,569
Total current liabilities	79,365,437	82,009,642
Long-term liabilities
Long-term debt—net of current portion and deferred financing fees	632,122,372	694,035,583
Other long-term liabilities	1,199,650	651,569
Total long-term liabilities	633,322,022	694,687,152
Total liabilities	712,687,459	776,696,794
Commitments and contingencies
Shareholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued nor outstanding	—	—
Common stock, $0.01 par value, 450,000,000 shares authorized, 58,882,515 and 58,640,161 shares issued, 55,167,708 and 55,090,165 shares outstanding (net of treasury stock), as of March 31, 2019 and March 31, 2018, respectively	588,826	586,402
Additional paid-in-capital	863,583,692	858,109,882
Treasury stock, at cost; 3,714,807 and 3,549,996 shares as of March 31, 2019 and March 31, 2018, respectively	(36,484,561)	(35,223,428)
Retained earnings	84,994,601	135,940,506
Total shareholders’ equity	912,682,558	959,413,362
Total liabilities and shareholders’ equity	$1,625,370,017	$1,736,110,156

The accompanying notes are an integral part of these consolidated financial statements.

Dorian LPG Ltd.

Consolidated Statements of Operations

(Expressed in United States Dollars, except for number of shares)

	Year ended
	March 31, 2019	March 31, 2018	March 31, 2017
Revenues
Net pool revenues—related party	$120,015,771	$106,958,576	$115,753,153
Time charter revenues	37,726,214	50,176,166	49,474,510
Voyage charter revenues	—	2,068,491	1,296,952
Other revenues, net	290,500	131,527	922,556
Total revenues	158,032,485	159,334,760	167,447,171
Expenses
Voyage expenses	1,697,883	2,213,773	2,965,978
Charter hire expenses	237,525	—	—
Vessel operating expenses	66,880,568	64,312,644	66,108,062
Depreciation and amortization	65,201,151	65,329,951	65,057,487
General and administrative expenses	24,434,246	26,186,332	21,732,864
Professional and legal fees related to the BW Proposal	10,022,747	—	—
Total expenses	168,474,120	158,042,700	155,864,391
Other income—related parties	2,479,599	2,549,325	2,410,542
Operating income/(loss)	(7,962,036)	3,841,385	13,993,322
Other income/(expenses)
Interest and finance costs	(40,649,231)	(35,658,045)	(28,971,942)
Interest income	1,755,259	440,059	137,556
Unrealized gain/(loss) on derivatives	(7,816,401)	8,421,531	27,491,333
Realized gain/(loss) on derivatives	3,788,123	(1,328,886)	(13,797,478)
Gain on early extinguishment of debt	—	4,117,364	—
Other loss, net	(61,619)	(234,094)	(294,606)
Total other income/(expenses), net	(42,983,869)	(24,242,071)	(15,435,137)
Net loss	$(50,945,905)	$(20,400,686)	$(1,441,815)

Weighted average shares outstanding:
Basic and diluted	54,513,118	54,039,886	54,079,139

Loss per common share—basic and diluted	$(0.93)	$(0.38)	$(0.03)

The accompanying notes are an integral part of these consolidated financial statements.

Dorian LPG Ltd.

Consolidated Statements of Shareholders’ Equity

(Expressed in United States Dollars, except for number of shares)

	Number of			Additional
	common	Common	Treasury	paid-in	Retained
	shares	stock	stock	capital	Earnings	Total
Balance, April 1, 2016	58,057,493	580,575	(20,943,816)	848,179,471	157,783,007	985,599,237
Net loss for the period	—	—	—	—	(1,441,815)	(1,441,815)
Restricted share award issuances	284,708	2,847	—	(2,847)	—	—
Stock-based compensation	—	—	—	4,797,749	—	4,797,749
Purchase of treasury stock	—	—	(12,953,453)	—	—	(12,953,453)
Balance, March 31, 2017	58,342,201	583,422	(33,897,269)	852,974,373	156,341,192	976,001,718
Net loss for the period	—	—	—	—	(20,400,686)	(20,400,686)
Restricted share award issuances	297,960	2,980	—	(2,980)	—	—
Stock-based compensation	—	—	—	5,138,489	—	5,138,489
Purchase of treasury stock	—	—	(1,326,159)	—	—	(1,326,159)
Balance, March 31, 2018	58,640,161	$586,402	$(35,223,428)	$858,109,882	$135,940,506	$959,413,362
Net loss for the period	—	—	—	—	(50,945,905)	(50,945,905)
Restricted share award issuances	242,354	2,424	—	(2,424)	—	—
Stock-based compensation	—	—	—	5,476,234	—	5,476,234
Purchase of treasury stock	—	—	(1,261,133)	—	—	(1,261,133)
Balance, March 31, 2019	58,882,515	$588,826	$(36,484,561)	$863,583,692	$84,994,601	$912,682,558

The accompanying notes are an integral part of these consolidated financial statements.

Dorian LPG Ltd.

Consolidated Statements of Cash Flows

(Expressed in United States Dollars)

	Year ended
	March 31, 2019	March 31, 2018	March 31, 2017
Cash flows from operating activities:
Net loss	$(50,945,905)	$(20,400,686)	$(1,441,815)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	65,201,151	65,329,951	65,057,487
Amortization of financing costs	3,136,051	7,506,509	3,709,421
Unrealized (gain)/loss on derivatives	7,816,401	(8,421,531)	(27,491,333)
Stock-based compensation expense	5,476,234	5,138,489	4,385,911
Gain on early extinguishment of debt	—	(4,117,364)	—
Unrealized foreign currency (gain)/loss, net	303,835	(63,761)	222,281
Other non-cash items, net	(48,182)	144,545	305,774
Changes in operating assets and liabilities
Trade receivables, net and accrued revenue	(1,047,956)	(325,132)	96,287
Prepaid expenses and other current assets	(537,549)	(579,981)	343,902
Due from related parties	(17,574,923)	15,576,280	9,847,359
Inventories	(98,730)	567,835	(292,669)
Other non-current assets	(131,457)	(10,171)	19,802
Trade accounts payable	793,925	(561,808)	743,993
Accrued expenses and other liabilities	(2,999,444)	(2,406,945)	(1,172,349)
Due to related parties	144,129	334,353	(697,048)
Payments for drydocking costs	(604,147)	(461,480)	(1,533,235)
Net cash provided by operating activities	8,883,433	57,249,103	52,103,768
Cash flows from investing activities:
Vessel-related capital expenditures	(3,972,815)	(297,534)	(1,911,182)
Purchases of investment securities	(499,690)	—	—
Payments to acquire other fixed assets	(47,799)	(139,503)	(8,483)
Net cash used in investing activities	(4,520,304)	(437,037)	(1,919,665)
Cash flows from financing activities:
Proceeds from long-term debt borrowings	65,137,500	261,000,000	—
Repayment of long-term debt borrowings	(130,205,069)	(251,994,382)	(66,265,644)
Purchase of treasury stock	(1,310,064)	(1,220,535)	(12,953,453)
Financing costs paid	(628,144)	(3,113,425)	(99,785)
Net cash provided by/(used in) financing activities	(67,005,777)	4,671,658	(79,318,882)
Effects of exchange rates on cash and cash equivalents	(253,086)	(8,042)	(197,274)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	(62,895,734)	61,475,682	(29,332,053)
Cash, cash equivalents, and restricted cash at the beginning of the period	129,368,380	67,892,698	97,224,751
Cash, cash equivalents, and restricted cash at the end of the period	$66,472,646	$129,368,380	$67,892,698
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$36,906,567	$27,958,102	$24,537,376
Financing costs included in liabilities	$595,138	$142,434	$—

The accompanying notes are an integral part of these consolidated financial statements.

Dorian LPG Ltd.

Notes to Consolidated Financial Statements

(Expressed in United States Dollars)

1.	Basis of Presentation and General Information

Dorian LPG Ltd. (“Dorian”) was incorporated on July 1, 2013 under the laws of the Republic of the Marshall Islands, is headquartered in the United States and is engaged in the transportation of liquefied petroleum gas (“LPG”) worldwide through the ownership and operation of LPG tankers. Dorian LPG Ltd. and its subsidiaries (together “we,” “us,” “our,” or the “Company”) are focused on owning and operating very large gas carriers (“VLGCs”), each with a cargo carrying capacity of greater than 80,000 cbm. As of March 31, 2019, our fleet consists of twenty-three VLGCs, including nineteen fuel-efficient 84,000 cbm ECO-design VLGCs (“ECO VLGCs”), three 82,000 cbm VLGCs, and one time chartered-in VLGC. Two of our ECO VLGCs are fitted with exhaust gas cleaning systems (commonly referred to as “scrubbers”) to reduce sulfur emissions. We have entered into contracts for an additional ten of our VLGCs to be fitted with scrubbers.

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

Our subsidiaries, which are all wholly-owned and all are incorporated in Republic of the Marshall Islands (unless otherwise indicated below), as of March 31, 2019 are listed below.

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

(1)	CBM: Cubic meters, a standard measure for LPG tanker capacity
(2)	Operated pursuant to a bareboat charter agreement. Refer to Notes 9 below for further information

Customers

For the year ended March 31, 2019, the Helios Pool and one other individual charterer accounted for 76% and 14% of our total revenues, respectively. For the year ended March 31, 2018, the Helios Pool and two other individual charterers represented 67%,  13% and 11% of our total revenues, respectively. For the year ended March 31, 2017, the Helios Pool and two other individual charterers accounted for 69%,  13% and 10% of our total revenues, respectively.

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

(d)   Foreign currency translation:  Our functional currency is the U.S. Dollar. Foreign currency transactions are measured and recorded in the functional currency using the exchange rate in effect at the date of the transaction. As of balance sheet date, monetary assets and liabilities that are denominated in a currency other than the functional currency are adjusted to reflect the exchange rate at the balance sheet date and any gains or losses are included in the statement of operations. For the periods presented, we had no foreign currency derivative instruments.

(e)   Cash and cash equivalents:  We consider highly liquid investments such as time deposits and certificates of deposit with an original maturity of three months or less to be cash equivalents.

(f)   Trade receivables, net and accrued revenues:  Trade receivables, net and accrued revenues, reflect receivables from vessel charters, net of an allowance for doubtful accounts. At each balance sheet date, all potentially uncollectible accounts are assessed individually for purposes of determining the appropriate provision for doubtful accounts. Provision for doubtful accounts for the periods presented was zero.

(g)   Due from related parties:  Due from related parties reflect receivables from the Helios Pool and other related parties. Distributions of earnings due from the Helios Pool are classified as current and working capital contributed to the Helios Pool is classified as non-current.

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

(l)   Drydocking and special survey costs:  Drydocking and special survey costs are accounted under the deferral method whereby the actual costs incurred are deferred and are amortized on a straight‑line basis over the period through the date the next survey is scheduled to become due. The classification societies provide guidelines applicable to LPG vessels relating to extended intervals for drydocking. Generally, we are required to drydock each of our vessels every five years until it reaches 15 years of age unless an extension of the drydocking to seven and one-half years is requested and granted by the classification society and the vessel is not older than 20 years of age. Costs deferred are limited to actual costs incurred at the yard and parts used in the drydocking or special survey. Costs deferred include expenditures incurred relating to shipyard costs, hull preparation and painting, inspection of hull structure and mechanical components, steelworks, machinery works, and electrical works. If a survey is performed prior to the scheduled date, the remaining unamortized balances are immediately written off. Unamortized balances of vessels that are sold are written‑off and included in the calculation of the resulting gain or loss in the period of the vessel’s sale. The amortization charge is presented within Depreciation and amortization in the consolidated statement of operations.

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

(n)   Restricted cash:  Restricted cash represents minimum liquidity to be maintained with certain banks under our borrowing arrangements and pledged cash deposits. The restricted cash is classified as non-current in the event that its obligation is not expected to be terminated within the next twelve months as they are long-term in nature.

(o)   Revenues and expenses:  Revenue is recognized when an agreement exists, the vessel is made available to the charterer or services are provided, the charter hire is determinable and collection of the related revenue is reasonably assured.

(p)   Net pool revenues: As from April 1, 2015, we began operation of a pool. Net pool revenues—related party for each vessel in the pool is determined in accordance with the profit-sharing terms specified within the pool agreement. In particular, the pool manager calculates the net pool revenues using gross revenues less voyage expenses of all the pool vessels and less the general and administrative expenses of the pool and distributes the net pool revenues as time charter hire to participants based on:

•pool points (vessel attributes such as cargo carrying capacity, fuel consumption, and speed are taken into consideration); and

•number of days the vessel participated in the pool in the period.

We recognize net pool revenues—related party on a monthly basis, when the vessel has participated in the pool during the period and the amount of net pool revenues for the month can be estimated reliably.

(q)   Time charter revenues:  Time charter revenues are recorded ratably over the term of the charter as service is provided. Time charter revenues received in advance of the provision of charter service are recorded as deferred income and recognized when the charter service is rendered. Deferred income or accrued revenue also may result from straight‑line revenue recognition in respect of charter agreements that provide for varying charter rates. Deferred income and accrued revenue amounts that will be recognized within the next twelve months are presented as current, with amounts to be recognized thereafter presented as non‑current. Revenues earned through the profit-sharing arrangements in the time charters represent contingent rental revenues that are recognized when earned and amounts are reasonably assured based on estimates provided by the charterer.

(r)   Voyage charter revenues:  Under a voyage charter, the revenues are recognized on a pro‑rata basis over the duration of the voyage determined on a load-to-discharge port basis. In the event a vessel is acquired or sold while a voyage is in progress, the revenue recognized is based on an allocation formula agreed between the buyer and the seller. Demurrage income represents payments by the charterer to the vessel owner when loading or discharging time exceeds the stipulated time in the voyage charter and is recognized when earned and collection is reasonably assured. Despatch expense represents payments by us to the charterer when loading or discharging time is less than the stipulated time in the voyage charter and is recognized as incurred. Voyage charter revenue relating to voyages in progress as of the balance sheet date are accrued and presented in Trade receivables and accrued revenue in the accompanying consolidated balance sheet.

(s)   Commissions:    Charter hire commissions to brokers or managers, if any, are deferred and amortized over the related charter period and are included in Voyage expenses.

(t)   Charter hire expenses:  Charter hire expenses in relation to vessels that we may occasionally charter in from third parties are recorded ratably over the term of the charter as service is provided. Charter hire expenses paid in advance of the provision of charter service are recorded as a current asset and recognized when the charter service is rendered. Deferred expenses also may result from straight-line recognition in respect of charter agreements that provide for varying charter rates. Deferred expense amounts that will be recognized within the next twelve months are presented as current, with amounts to be recognized thereafter presented as noncurrent.

(u)   Vessel operating expenses:  Vessel operating expenses are accounted for as incurred on the accrual basis. Vessel operating expenses include crew wages and related costs, the cost of insurance, expenses relating to repairs and maintenance, the cost of spares and consumable stores and other miscellaneous expenses.

(v)   Repairs and maintenance:  All repair and maintenance expenses, including underwater inspection costs are expensed in the period incurred. Such costs are included in Vessel operating expenses.

(w)   Stock-based compensation:   Stock-based payments to employees and directors are determined based on their grant date fair values and are amortized against income over the vesting period. The fair value is considered to be the closing price recorded on the grant date. We account for restricted stock award forfeitures upon occurrence.

(x)   Stock repurchases:  We record the repurchase of our shares of common stock at cost based on the settlement date of the transaction. These shares are classified as treasury stock, which is a reduction to shareholders’ equity. Treasury shares are included in authorized and issued shares, but excluded from outstanding shares.

(y)   Segment reporting:  Each of our vessels serve the same type of customer, have similar operations and maintenance requirements, operate in the same regulatory environment, and are subject to similar economic characteristics. Based on this, we have determined that it operates in one reportable segment, the international transportation of liquid petroleum gas with its fleet of vessels. Furthermore, when we charter a vessel to a charterer, the charterer is free to trade the vessel worldwide and, as a result, the disclosure of geographic information is impracticable.

(z)   Derivative instruments:  All derivatives are stated at their fair value, as either a derivative asset or a liability. The fair value of the interest rate derivatives is based on a discounted cash flow analysis and their fair value changes are recognized in current period earnings. When the derivatives do qualify for hedge accounting, depending upon the nature of the hedge, changes in fair value of the derivatives are either recognized in current period earnings or in other comprehensive income/(loss) (effective portion) until the hedged item is recognized in the consolidated statements of operations. For the periods presented, no derivatives were accounted for as accounting hedges.

(aa)  Fair value of financial instruments:  In accordance with the requirements of accounting guidance relating to Fair Value Measurements, the Company classifies and discloses its assets and liabilities carried at fair value in one of the following three categories:

Level 1:	Quoted market prices in active markets for identical assets or liabilities.
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3:	Unobservable inputs that are not corroborated by market data.

(bb)  Recent accounting pronouncements:

Accounting Pronouncements Adopted During the Year Ended March 31, 2019

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

	March 31, 2019	March 31, 2018	March 31, 2017	March 31, 2016
Cash and cash equivalents	$30,838,684	$103,505,676	$17,018,552	$46,411,962
Restricted cash—non-current	35,633,962	25,862,704	50,874,146	50,812,789
Total cash, cash equivalents, and restricted cash	$66,472,646	$129,368,380	$67,892,698	$97,224,751

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

In May 2014, the FASB amended its accounting guidance for revenue recognition. The fundamental principles of the new guidance are that companies should recognize revenue in a manner that reflects the timing of the transfer of services to customers and consideration that a company expects to receive for the services provided. The amended guidance introduces a five-step process to achieve the fundamental principles and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. It also provides further guidance on applying collectability criterion to assess whether a contract is valid and represents a substantive transaction on the basis of whether a customer has the ability and intention to pay the promised consideration. The amended guidance requires additional disclosures necessary for the financial statement users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB voted to defer the effective date by one year for fiscal years beginning on or after December 15, 2017 and interim periods within that reporting period and permit early adoption of the standard, but not before the beginning of 2017. The amended guidance shall be applied either retrospectively to each period presented or as a cumulative effect adjustment as of the date of adoption. Under the amended guidance, voyage charter revenues are recognized based on load-to-discharge basis as compared to the previously used discharge-to-discharge basis, provided an agreed non-cancellable charter between the Company and the charterer is in existence, the charter rate is fixed and determinable, and collectability is reasonably assured. Additionally, voyage expenses related to voyage charters, including bunkers and port expenses, are deferred until load port and expensed on a load-to-discharge basis under the amended guidance. There are no modifications under the amended guidance for our method of recognizing net pool revenues—related party and time charter revenues. We adopted the amended guidance beginning April 1, 2018. The adoption of the amended guidance did not have any material impact on our consolidated financial statements for the year ended March 31, 2019 or for prior periods, given our revenues were primarily generated by pool and time charter arrangements and there were no voyage charter arrangements in progress as of March 31, 2019 or 2018. The amended guidance may impact the timing with which voyage charter revenues will be recognized in future periods.

Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued accounting guidance to update the requirements of financial accounting and reporting for lessees and lessors. The updated guidance, for lease terms of more than 12 months, will require a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize a straight-line total lease expense. Lessor accounting remains largely unchanged from current U.S. GAAP. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. In July 2018, the FASB issued amended guidance to provide entities with relief from the cost of implementing certain aspects of the new leasing guidance. Entities may elect not to recast comparative periods presented when transitioning to the new leasing guidance and, furthermore, lessors may elect not to separate lease and nonlease components when certain conditions are met. The pronouncement is effective prospectively for public business entities for annual periods beginning after December 15, 2018, and interim periods within that reporting period. Early adoption is permitted for all entities. Effective April 1, 2019, we are adopting the new guidance and applying the modified retrospective approach to the most current period presented. We currently have operating leases for our offices in Stamford, Connecticut, USA; London, United Kingdom; Copenhagen, Denmark; and Athens, Greece. Additionally, we time charter-in one VLGC. Refer to Note 17 for further description of our commitments under leasing arrangements. We also expect that our time charter arrangements will be subject to the requirements of the new lease guidance as we will be regarded as the lessor under these arrangements. Since (i) we do not believe that our office operating leases are material, (ii) our time-charter-in VLGC is under 12 months, and (iii) lessor accounting remains largely unchanged from current U.S. GAAP, we do not believe that the adoption of the amended guidance will have a material impact on our financial statements.

3. Transactions with Related Parties

Dorian (Hellas) S.A.

Dorian (Hellas) S.A. (“DHSA”) formerly provided technical, crew, commercial management, insurance and accounting services to our vessels and had agreements to outsource certain of these services to Eagle Ocean Transport Inc. (“Eagle Ocean Transport”), which is 100% owned by Mr. John C. Hadjipateras, our Chairman, President and Chief Executive Officer.

Dorian LPG (USA) LLC and its subsidiaries entered into an agreement with DHSA, retroactive to July 2014 and superseding an agreement between Dorian LPG (UK) Ltd. and DHSA, for the provision by Dorian LPG (USA) LLC and its subsidiaries of certain chartering and marine operation services to DHSA, for which income was earned and included in “Other income-related parties” totaling $0.2 million, $0.4 million and $0.4 million for the years ended March 31, 2019, 2018 and 2017, respectively. As of March 31, 2019, $1.2 million was due from DHSA and included in “Due from related parties.” As of March 31, 2018, $0.9 million was due from DHSA and included in “Due from related parties.”

Eagle Ocean Transport incurs office-related costs on behalf of us, for which we reimbursed Eagle Ocean Transport less than $0.1 million,  $0.1 million and $0.4 million for the years ended March 31, 2019, 2018, and 2017, respectively. Such expenses are reimbursed based on their actual cost.

Helios LPG Pool LLC (“Helios Pool”)

On April 1, 2015, Dorian and Phoenix began operations of the Helios Pool, which entered into pool participation agreements for the purpose of establishing and operating, as charterer, under variable rate time charters to be entered into with owners or disponent owners of VLGCs, a commercial pool of VLGCs whereby revenues and expenses are shared. We hold a 50% interest in the Helios Pool as a joint venture with Phoenix and all significant rights and obligations are equally shared by both parties. All profits of the Helios Pool are distributed to the pool participants based on pool points assigned to each vessel as variable charter hire and, as a result, there are no profits available to the equity investors as a share of equity. We have determined that the Helios Pool is a variable interest entity as it does not have sufficient equity at risk. We do not consolidate the Helios Pool because we are not the primary beneficiary and do not have a controlling financial interest. In consideration of Accounting Standards Codification (“ASC”) 810-10-50-4e, the significant factors considered and judgments made in determining that the power to direct the activities of the Helios Pool that most significantly impact the entity’s economic performance are shared, in that all significant performance activities which relate to approval of pool policies and strategies related to pool customers and the marketing of the pool for the procurement of customers for the pool vessels, addition of new pool vessels and the pool cost management, require unanimous board consent from a board consisting of two members from each joint venture investor. Further, in accordance with the guidance in ASC 810-10-25-38D, the Company and Phoenix are not related parties as defined in ASC 850 nor are they de facto agents pursuant to ASC 810-10, the power over the significant activities of the Helios Pool is shared, and no party is the primary beneficiary in the Helios Pool, or has a controlling financial interest. As of March 31, 2019, the Helios Pool operated twenty-eight VLGCs, including nineteen vessels from our fleet (including one vessel time chartered-in from an unrelated party),  four Phoenix vessels and five time chartered-in vessels.

As of March 31, 2019, we had net receivables from the Helios Pool of $62.5 million (net of an amount due to Helios Pool of $0.5 million which is reflected under “Due to related Parties”), including $19.8 million of working capital contributed for the operation of our vessels in the pool. As of March 31, 2018, we had receivables from the Helios Pool of $45.4 million (net of an amount due to Helios Pool of $0.3 million which is reflected under “Due to related Parties”), including $19.8 million of working capital contributed for the operation of our vessels in the pool. Our maximum exposure to losses from the pool as of March 31, 2019 is limited to the receivables from the pool. The Helios Pool does not have any third-party debt obligations. The Helios Pool has entered into commercial management agreements with each of Dorian LPG (UK) Ltd. and Phoenix as commercial managers and has appointed both commercial managers as the exclusive commercial managers of pool vessels. Fees for commercial management services provided by Dorian LPG (UK) Ltd. are included in “Other income-related parties” in the consolidated statement of operations and were $2.2 million, $2.2 million and $2.1 million for the years ended March 31, 2019, 2018 and 2017, respectively. Additionally, we received a fixed reimbursement of expenses such as costs for security guards and war risk insurance for vessels operating in high risk areas from the Helios Pool, for which we earned $0.3 million, $0.1 million and $0.9 million for the years ended March 31, 2019, 2018 and 2017 respectively, and are included in “Other revenues, net” in the consolidated statement of operations.

Through our vessel owning subsidiaries, we have chartered vessels to the Helios Pool during the years ended March 31, 2019, 2018 and 2017. The time charter revenue from the Helios Pool is variable depending upon the net results of the pool, operating days and pool points for each vessel. The Helios Pool enters into voyage and time charters with external parties and receives freight and related revenue and, where applicable, incurs voyage costs such as bunkers, port costs and commissions. At the end of each month, the Helios Pool calculates net pool revenues using gross revenues, less voyage expenses of all pool vessels, less fixed time charter hire for any time chartered-in vessels, less the general and administrative expenses of the pool. Net pool revenues, less any amounts required for working capital of the Helios Pool, are distributed, to the extent they have been collected from third-party customers of the Helios Pool, as variable rate time charter hire for the relevant vessel to participants based on pool points (vessel attributes such as cargo carrying capacity, fuel consumption, and speed are taken into consideration) and number of days the vessel participated in the pool in the period. We recognize net pool revenues on a monthly basis, when each relevant vessel has participated in the pool during the period and the amount of net pool revenues for the month can be estimated reliably. Revenue earned from the Helios Pool is presented in Note 12.

Consulting

A  former member of our board of directors, who resigned as a director effective May 1, 2015, provided certain chartering and commercial services to the Company, its subsidiaries, and the Predecessor Companies since the formation of the Predecessor Companies. This individual entered into a consulting agreement in May 2015, which was amended in June 2016, that provided for, among other things, an annual fee for services rendered of $120,000. This agreement was terminated effective April 1, 2018. Related to this consulting agreement, we expensed $0.1 million for each of the years ended March 31, 2018 and 2017, respectively. No such expenses were incurred for the year ended March 31, 2019.

4. Inventories

Our inventories by type were as follows:

	March 31, 2019	March 31, 2018
Lubricants	$1,699,316	$1,600,692
Victualing	287,795	297,014
Bonded stores	124,526	115,201
Total	$2,111,637	$2,012,907

5. Vessels, Net

		Accumulated
	Cost	depreciation	Net book Value
Balance, April 1, 2017	$1,728,769,295	$(125,300,048)	$1,603,469,247
Other additions	218,685	—	218,685
Depreciation	—	(64,576,099)	(64,576,099)
Balance, March 31, 2018	$1,728,987,980	$(189,876,147)	$1,539,111,833
Other additions	4,005,830	—	4,005,830
Depreciation	—	(64,597,349)	(64,597,349)
Balance, March 31, 2019	$1,732,993,810	$(254,473,496)	$1,478,520,314

Additions to vessels, net mainly consisted of the installment payments on the purchase of scrubbers for ten of our VLGCs and other capital improvements to our VLGCs during the year ended March 31, 2019. Our vessels, with a total carrying value of $1,478.5 million and $1,539.1 million as of March 31, 2019 and 2018, respectively, are first‑priority mortgaged as collateral for our long-term debt (refer to Note 9 below). No impairment loss was recorded for the periods presented.

6. Other Fixed Assets, Net

Other fixed assets, net were $0.2 million and $0.2 million as of March 31, 2019 and March 31, 2018, respectively, and represent leasehold improvements, software and furniture and fixtures at cost. Accumulated depreciation on other fixed assets, net was $0.3 million as of March 31, 2019 and $0.6 million as of March 31, 2018.

7. Deferred Charges, Net

The analysis and movement of deferred charges, net is presented in the table below:

	Drydocking	Equity	Total deferred
	costs	offering costs	charges, net
Balance, April 1, 2017	$1,884,174	$—	$1,884,174
Additions	185,050	52,546	237,596
Amortization	(488,309)	—	(488,309)
Other	(6,393)	(52,546)	(58,939)
Balance, March 31, 2018	$1,574,522	$—	$1,574,522
Additions	955,372	—	955,372
Amortization	(529,100)	—	(529,100)
Balance, March 31, 2019	$2,000,794	$—	$2,000,794

8. Accrued Expenses

Accrued expenses comprised of the following:

	March 31, 2019	March 31, 2018
Accrued voyage and vessel operating expenses	$1,684,336	$1,580,468
Accrued professional services	400,984	1,230,069
Accrued loan and swap interest	394,532	804,913
Accrued employee-related costs	867,514	992,427
Accrued board of directors' fees	88,750	88,750
Other	—	6,181
Total	$3,436,116	$4,702,808

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

					Interest Rate at
		Term		Interest Rate Description(1)	March 31, 2019(2)
Tranche 1	Commercial Financing	7	years	London InterBank Offered Rate (“LIBOR”) plus a margin(4)	5.36%
Tranche 2	KEXIM Direct Financing	12	years(3)	LIBOR plus a margin of 2.45%	5.06%
Tranche 3	KEXIM Guaranteed	12	years(3)	LIBOR plus a margin of 1.40%	4.01%
Tranche 4	K-sure Insured	12	years(3)	LIBOR plus a margin of 1.50%	4.11%

(1)

The interest rate of the 2015 Debt Facility on Tranche 1 is determined in accordance with the agreement as three- or six- month LIBOR plus the applicable margin and the interest rate on Tranches 2, 3 and 4 is determined in accordance with the agreement as three- month LIBOR plus the applicable margin for the respective tranches.

(2)	The set LIBOR rate in effect as of March 31, 2019 was 2.61%.

(3)

The KEXIM Direct Financing, KEXIM Guaranteed, and K-Sure tranches have put options to call for the prepayment on the final payment date of the Commercial Financing tranche subject to specific notifications and commitments for refinancing/renewal of the Commercial Financing tranche.

(4)

The Commercial Financing tranche margin over LIBOR is 2.75% and is reduced to 2.50% if 50% or more but less than 75% of the vessels financed in the 2015 Debt Facility are employed under time charters as defined in the agreement and to 2.25% if 75% or more of the vessels financed in the 2015 Debt Facility are employed under time charters as defined in the agreement. As of March 31, 2019, the set margin was 2.75%.

The 2015 Debt Facility is secured by, among other things, (i) first priority Bahamian mortgages on the vessels financed; (ii) first priority assignments of all of the financed vessels’ insurances, earnings, requisition compensation, and management agreements; (iii) first priority security interests in respect of all issued shares or limited liability company interests of the borrowers and vessel-owning guarantors; (iv) first priority charter assignments of all of the financed vessels’ long-term charters; (v) assignments of the interests of any ship manager in the insurances of the financed vessels; (vi) an assignment by the borrower of any bank, deposit or certificate of deposit opened in accordance with the facility; and (vii) a guaranty by the Company guaranteeing the obligations of the borrower and other guarantors under the facility agreement. The 2015 Debt Facility further provides that the facility is to be secured by assignments of the borrower’s rights under any hedging contracts in connection with the facility, but such assignments have not been entered into at this time.

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

The proceeds of the 2017 Bridge Loan were used to repay in full our bank debt provided by Royal Bank of Scotland plc. associated with each of the Captain John NP,  Captain Markos NL and the Captain Nicholas ML (the “RBS Loan Facility”), at 96% of the then outstanding principal amount. The remaining proceeds were used to pay accrued interest, legal, arrangement and advisory fees related to the 2017 Bridge Loan.

The 2017 Bridge Loan was initially secured by, among other things, (i) first priority mortgages on the VLGCs that were financed under the RBS Loan Facility and the Corsair, (ii) first assignments of all freights, earnings and insurances relating to these four VLGCs, and (iii) pledges of membership interests of the borrowers.

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

Debt Obligations

The table below presents our debt obligations:

	March 31, 2019	March 31, 2018
2015 Debt Facility
Commercial Financing	$175,687,613	$187,989,229
KEXIM Direct Financing	125,860,144	141,004,162
KEXIM Guaranteed	130,366,568	145,348,064
K-sure Insured	64,706,170	72,313,416
Total 2015 Debt Facility	$496,620,495	$546,654,871

Japanese Financings
Corsair Japanese Financing	$47,395,833	$50,645,833
Concorde Japanese Financing	51,961,538	55,192,308
Corvette Japanese Financing	52,500,000	55,730,769
CJNP Japanese Financing	20,506,250	—
CMNL Japanese Financing	19,446,131	—
CNML Japanese Financing	21,666,369	—
Total Japanese Financings	$213,476,121	$161,568,910

2017 Bridge Loan	$—	$66,940,405

Total debt obligations	$710,096,616	$775,164,186
Less: deferred financing fees	14,005,830	16,061,034
Debt obligations—net of deferred financing fees	$696,090,786	$759,103,152

Presented as follows:
Current portion of long-term debt	$63,968,414	$65,067,569
Long-term debt—net of current portion and deferred financing fees	632,122,372	694,035,583
Total	$696,090,786	$759,103,152

Deferred Financing Fees

The analysis and movement of deferred financing fees is presented in the table below:

Financing
costs
Balance, April 1, 2017	$20,138,480
Additions	3,255,859
Amortization	(7,506,509)
Gain on early extinguishment of debt	173,204
Balance, March 31, 2018	$16,061,034
Additions	1,080,847
Amortization	(3,136,051)
Balance, March 31, 2019	$14,005,830

Additions represent financing costs associated with the Corsair Japanese Financing, Concorde Japanese Financing, Corvette Japanese Financing, CJNP Japanese Financing, CMNL Japanese Financing, and CNML Japanese Financing (collectively the “Japanese Financings”) and the 2017 Bridge Loan for the years ended March 31, 2019 and 2018, which have been deferred and are amortized over the life of the respective agreements and are included as part of interest expense in the consolidated statements of operations.

Future Cash Payments for Debt

The minimum annual principal payments, in accordance with the loan agreements, required to be made after March 31, 2019 are as follows:

Year ending March 31:
2020	$63,968,414
2021	63,968,412
2022	202,751,181
2023	51,666,798
2024	51,666,798
Thereafter	276,075,013
Total	$710,096,616

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

Refer to Note 11 below for shares granted under the equity incentive plan during the years ended March 31, 2019, 2018, and 2017.

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

During the year ended March 31, 2019, we granted 200,000 shares of restricted stock to certain of our officers and employees. One-fourth of these restricted shares vested immediately on the grant date, one-fourth vested one year after grant date, one-fourth will vest two years after grant date, and one-fourth will vest three years after grant date. The restricted shares were valued at their grant date fair market value and expensed on a straight-line basis over the vesting periods.

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

During the years ended March 31, 2019, 2018, and 2017, we granted 35,295, 31,800 and 31,770 shares of stock, respectively, to our non-executive directors, which were valued and expensed at their grant date fair market value.

During the years ended March 31, 2019, 2018 and 2017, we granted 7,059,  6,360 and 2,938 shares of stock, respectively, to a non-employee consultant, which were valued and expensed at their grant date fair market value.

Our stock-based compensation expense was $5.5 million, $5.1 million and $4.4 million for the years ended March 31, 2019, 2018, and 2017, respectively, and is included within general and administrative expenses in our accompanying consolidated statements of operations. Unrecognized compensation cost as of March 31, 2019 was $2.8 million and the expense will be recognized over a remaining weighted average life of 1.20 years.

A summary of the activity of our restricted shares as of March 31, 2019 and 2018 and changes during the year ended March 31, 2019 and 2018, are as follows:

		Weighted-Average
		Grant-Date
Incentive Share Awards	Numbers of Shares	Fair Value
Unvested as of April 1, 2017	1,114,625	$17.72
Granted	297,960	7.36
Vested	(481,538)	15.42
Forfeited	(12,703)	10.39
Unvested as of March 31, 2018	918,344	$15.67
Granted	242,354	8.10
Vested	(519,685)	14.76
Unvested as of March 31, 2019	641,013	$13.54

12. Revenues

Revenues comprise the following:

	Year ended
	March 31, 2019	March 31, 2018	March 31, 2017
Net pool revenues—related party	$120,015,771	$106,958,576	$115,753,153
Time charter revenues	37,726,214	50,176,166	49,474,510
Voyage charter revenues	—	2,068,491	1,296,952
Other revenues, net	290,500	131,527	922,556
Total revenues	$158,032,485	$159,334,760	$167,447,171

Net pool revenues—related party depend upon the net results of the Helios Pool, and the operating days and pool points for each vessel. Refer to Notes 2 and 3 above for further information.

Other revenues, net represent income from charterers relating to reimbursement of voyage expenses such as costs for security guards and war risk insurance.

13. Voyage Expenses

Voyage expenses comprise the following:

	Year ended
	March 31, 2019	March 31, 2018	March 31, 2017
Bunkers	$756,354	$817,676	$804,371
Port charges and other related expenses	167,230	539,605	886,651
Brokers’ commissions	440,955	631,659	684,302
Security cost	277,487	117,368	390,330
War risk insurances	13,052	12,310	40,704
Other voyage expenses	42,805	95,155	159,620
Total	$1,697,883	$2,213,773	$2,965,978

14. Vessel Operating Expenses

Vessel operating expenses comprise the following:

	Year ended
	March 31, 2019	March 31, 2018	March 31, 2017
Crew wages and related costs	$41,649,202	$42,807,373	$43,724,030
Spares and stores	10,625,997	8,730,107	9,432,845
Insurance	3,452,874	3,758,485	4,668,838
Repairs and maintenance costs	5,594,957	4,028,775	3,867,993
Lubricants	3,206,445	2,677,177	2,742,944
Miscellaneous expenses	2,351,093	2,310,727	1,671,412
Total	$66,880,568	$64,312,644	$66,108,062

15. Interest and Finance Costs

Interest and finance costs is comprised of the following:

	Year ended
	March 31, 2019	March 31, 2018	March 31, 2017
Interest incurred	$36,638,171	$27,422,693	$24,695,674
Amortization of financing costs	3,136,051	7,506,509	3,709,421
Other financing costs	875,009	728,843	566,847
Total	$40,649,231	$35,658,045	$28,971,942

16. Income Taxes

Dorian LPG Ltd. and its vessel-owning subsidiaries are incorporated in the Marshall Islands and under the laws of the Marshall Islands, are not subject to tax on income or capital gains and no Marshall Islands withholding tax will be imposed on dividends paid by the Company to its shareholders. Dorian LPG Ltd. and its vessel-owning subsidiaries are also subject to United States federal income taxation in respect of Shipping Income, unless exempt from United States federal income taxation.

If Dorian LPG Ltd. and its vessel-owning subsidiaries do not qualify for the exemption from tax under Section 883 of the Code, Dorian LPG Ltd. and its subsidiaries will be subject to a 4% tax on its “United States source shipping income,” imposed without the allowance for any deductions. For these purposes, “United States source shipping income” means 50% of the Shipping Income derived by Dorian LPG Ltd. and its vessel-owning subsidiaries that is attributable to transportation that begins or ends, but that does not both begin and end, in the United States.

For our fiscal years ended March 31, 2019, 2018, and 2017, we believe that we qualified, and we expect to qualify, for exemption under Section 883 and as a consequence, our gross United States source shipping income will not be subject to a 4% gross basis tax.

17. Commitments and Contingencies

Commitments under Contracts for Scrubber Purchases

During the year ended March 31, 2019, we entered into contracts to purchase scrubbers to reduce sulfur emissions on ten of our VLGCs. We had the following contractual commitments related to the scrubbers purchases:

March 31, 2019
Less than one year	$9,785,394
One to three years	231,722
Three to five years	897,395
Total	$10,914,511

Commitments under Contracts for BWMS Purchases

During the year ended March 31, 2019, we entered into contracts to purchase ballast water management systems (“BWMS”) on two of our VLGCs. We had the following contractual commitments related to the BWMS purchases:

March 31, 2019
Less than one year	$1,004,800
Total	$1,004,800

Operating Leases

Operating lease rent expense was as follows:

	Year ended
	March 31, 2019	March 31, 2018	March 31, 2017
Operating lease rent expense	$471,425	$426,155	$415,928

We had the following commitments as a lessee under operating leases relating to our United States, Greece, United Kingdom, and Denmark offices:

March 31, 2019
Less than one year	$422,604
One to three years	485,120
Three to five years	12,413
Total	$920,137

Time Charter-in

Charter hire expenses for the VLGC time chartered in were as follows:

	Year ended
	March 31, 2019	March 31, 2018	March 31, 2017
Charter hire expenses	$237,525	$—	$—

We had the following time charter-in commitments relating to one VLGC:

March 31, 2019
Less than one year	$7,535,000
Total	$7,535,000

Fixed Time Charter Commitments

We had the following future minimum fixed time charter hire receipts based on non-cancelable long-term fixed time charter contracts:

March 31, 2019
Less than one year	$29,100,613
One to three years	27,505,752
Total	$56,606,365

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

18. Financial Instruments and Fair Value Disclosures

Our principal financial assets consist of cash and cash equivalents, restricted cash amounts due from related parties, trade accounts receivable and derivative instruments. Our principal financial liabilities consist of long-term debt, accounts payable, amounts due to related parties and accrued liabilities.

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

The principal terms of our interest rate swaps are as follows:

	Transaction	Termination	Fixed	Nominal value	Nominal value
Interest rate swap	Date	Date	interest rate	March 31, 2019	March 31, 2018
2015 Debt Facility - Citibank(1)	September 2015	March 2022	1.933%	200,000,000	200,000,000
2015 Debt Facility - ING(2)	September 2015	March 2022	2.002%	50,000,000	50,000,000
2015 Debt Facility - CBA(3)	October 2015	March 2022	1.428%	48,800,000	60,025,000
2015 Debt Facility - Citibank(4)	October 2015	March 2022	1.380%	73,200,000	90,037,500
2015 Debt Facility - Citibank(5)	June 2016	March 2022	1.213%	51,429,047	59,276,849
2015 Debt Facility - Citibank(6)	June 2016	March 2022	1.161%	21,133,439	24,358,290
				444,562,486	483,697,639

(1)	Non-amortizing with a final settlement of $200 million in March 2022.
(2)	Non-amortizing with a final settlement of $50 million in March 2022.
(3)	Reduces quarterly by $2.8 million with a final settlement of $17.9 million due in March 2022.
(4)	Reduces quarterly by $4.2 million with a final settlement of $26.9 million due in March 2022.
(5)	Reduces quarterly by $2.0 million with a final settlement of $29.9 million due in March 2022.
(6)	Reduces quarterly by $0.8 million with a final settlement of $12.3 million due in March 2022.

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

	March 31, 2019		March 31, 2018
	Other non-current assets	Long-term liabilities	Other non-current assets	Long-term liabilities
Derivatives not designated as hedging instruments	Derivative instruments	Derivative instruments	Derivative instruments	Derivative instruments
Interest rate swap agreements	$6,448,498	$—	$14,264,899	$—

The effect of derivative instruments within the consolidated statement of operations for the periods presented is as follows:

Derivatives not designated as hedging instruments	Location of gain/(loss) recognized	March 31, 2019	March 31, 2018	March 31, 2017
Interest Rate Swap—Change in fair value	Unrealized gain/(loss) on derivatives	$(7,816,401)	$8,421,531	$27,491,333
Interest Rate Swap—Realized gain/(loss)	Realized gain/(loss) on derivatives	3,788,123	(1,328,886)	(13,797,478)
Gain/(loss) on derivatives, net		$(4,028,278)	$7,092,645	$13,693,855

As of March 31, 2019 and March 31, 2018, no fair value measurements for assets or liabilities under Level 1 or Level 3 were recognized in the accompanying consolidated balance sheets with the exception of cash and cash equivalents, restricted cash, and securities. We did not have any assets or liabilities measured at fair value on a non-recurring basis during the years ended March 31, 2019, 2018 and 2017.

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

	March 31, 2019		March 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Corsair Japanese Financing	$47,395,833	$45,901,900	$50,645,833	$50,645,833
Concorde Japanese Financing	51,961,538	50,176,288	55,192,308	55,192,308
Corvette Japanese Financing	52,500,000	50,671,689	55,730,769	55,730,769
CJNP Japanese Financing	20,506,250	20,918,881	—	—
CMNL Japanese Financing	19,446,131	19,862,056	—	—
CNML Japanese Financing	21,666,369	22,137,090	—	—

19. Retirement Plans

U.S. Defined Contribution Plan

Qualifying full-time employees based in the United States participate in our 401(k) retirement plan and may contribute a portion of their annual compensation to the plan on a tax-advantaged basis, in accordance with applicable tax law limits. On behalf of all participants in the plan, we provide a safe harbor contribution subject to certain limitations. Employee contributions and our safe harbor contributions are vested at all times. We recognized and paid compensation expense associated with the safe harbor contributions totaling $0.1 million for each of the years ended March 31, 2019, 2018, and 2017.

Greek Defined Benefit Plan

Our employees based in Greece have a required statutory defined benefit pension plan according to provisions of Greek law 2112/20 covering all eligible employees (the “Greek Plan”). We recognized compensation expense and recorded a corresponding liability associated with our projected benefit obligation to the Greek Plan totaling $0.1 million for each of the years ended March 31, 2019, 2018, and 2017.

U.K. and Danish Retirement Accounts

We contribute to retirement accounts for certain employees based in the United Kingdom and Denmark- based on a percentage of their annual salaries. For each of the years ended March 31, 2019, 2018, and 2017, we recognized compensation expense of $0.1 million related to these contributions.

20.  Earnings/(Loss) Per Share (“EPS”)

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

The calculations of basic and diluted EPS for the periods presented were as follows:

	Year ended
(In U.S. dollars except share data)	March 31, 2019	March 31, 2018	March 31, 2017
Numerator:
Net loss	$(50,945,905)	$(20,400,686)	$(1,441,815)
Denominator:
Basic and diluted weighted average number of common shares outstanding	54,513,118	54,039,886	54,079,139
EPS:
Basic and diluted weighted average number of common shares outstanding	$(0.93)	$(0.38)	$(0.03)

For the years ended March 31, 2019,  2018 and 2017, there were 641,013,  918,334 and 1,114,625 shares of unvested restricted stock, respectively, excluded from the calculation of diluted EPS because the effect of their inclusion would be anti-dilutive.

21. Selected Quarterly Financial Information (unaudited)

The following tables summarize the 2019 and 2018 quarterly results:

	Three months ended	Three months ended	Three months ended	Three months ended
	June 30, 2018	September 30, 2018	December 31, 2018	March 31, 2019
Revenues	$27,644,282	$40,807,542	$55,113,295	$34,467,366
Operating income/(loss)	(13,165,173)	(318,702)	9,313,290	(3,791,451)
Net loss	(20,596,558)	(8,177,120)	(6,218,652)	(15,953,575)
Loss per common share, basic and diluted	$(0.38)	$(0.15)	$(0.11)	$(0.29)

	Three months ended	Three months ended	Three months ended	Three months ended
	June 30, 2017	September 30, 2017	December 31, 2017	March 31, 2018
Revenues	$41,025,472	$34,729,021	$44,545,589	$39,034,678
Operating income/(loss)	(293,446)	(3,534,720)	6,996,104	673,447
Net income/(loss)	(6,689,970)	(11,915,136)	1,670,415	(3,465,995)
Earnings/(loss) per common share, basic and diluted	$(0.12)	$(0.22)	$0.03	$(0.06)