Form 10-Q
period 2019-09-30
DORIAN LPG LTD.
filed 2019-10-31
CIK 1596993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 25, 2019, there were 54,596,027 shares of the registrant’s common stock outstanding.

FORWARD‑LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), including analyses and other information based on forecasts of future results and estimates of amounts not yet determinable and statements relating to our future prospects, developments and business strategies. Such forward-looking statements are intended to be covered by the safe harbor provided for under the sections referenced in the immediately preceding sentence and the PSLRA. Forward-looking statements are generally identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar terms and phrases, including references to assumptions. Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to risks, uncertainties, and other factors, which could cause actual future activities and results of operations to differ materially from future results expressed, projected, or implied by those forward-looking statements in this quarterly report.

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

•

operating hazards in the maritime transportation industry, including accidents, political events, armed conflict, piracy, attacks on vessels or other petroleum-related infrastructures and acts by terrorists, which may cause potential disruption of shipping routes;

•	the adequacy of our insurance coverage in the event of a catastrophic event;

•	compliance with and changes to governmental, tax, environmental and safety laws and regulations;

•	changes in domestic and international political and geopolitical conditions, including the imposition of tariffs or otherwise on LPG or LPG products;

•	fluctuations in currencies and interest rates;

•	compliance with the U.S. Foreign Corrupt Practices Act of 1977, the U.K. Bribery Act 2010, or other applicable regulations relating to bribery;

•	the volatility of the price of shares of our common stock (“common shares”); and

•	other factors detailed in this report, our Annual Report on Form 10-K for the fiscal year ended March 31, 2019, and from time to time in our periodic reports.

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

Dorian LPG Ltd.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dorian LPG Ltd.

Unaudited Condensed Consolidated Balance Sheets

(Expressed in United States Dollars, except for share data)

	As of	As of
	September 30, 2019	March 31, 2019
Assets
Current assets
Cash and cash equivalents	$46,419,951	$30,838,684
Restricted cash	1,215,000	—
Trade receivables, net and accrued revenues	1,254,285	1,384,118
Due from related parties	67,976,602	44,455,643
Inventories	2,321,971	2,111,637
Derivative instruments	720,000	—
Prepaid expenses and other current assets	4,563,079	3,798,987
Total current assets	124,470,888	82,589,069
Fixed assets
Vessels, net	1,453,476,869	1,478,520,314
Other fixed assets, net	270,952	160,283
Total fixed assets	1,453,747,821	1,478,680,597
Other non-current assets
Deferred charges, net	3,687,636	2,000,794
Derivative instruments	1,199,184	6,448,498
Due from related parties—non-current	20,900,000	19,800,000
Restricted cash—non-current	36,033,743	35,633,962
Other non-current assets	2,171,701	217,097
Total assets	$1,642,210,973	$1,625,370,017
Liabilities and shareholders’ equity
Current liabilities
Trade accounts payable	$10,227,170	$7,212,580
Accrued expenses	4,497,239	3,436,116
Due to related parties	37,818	489,644
Deferred income	2,897,204	4,258,683
Current portion of long-term operating leases	384,846	—
Current portion of long-term debt	63,968,414	63,968,414
Total current liabilities	82,012,691	79,365,437
Long-term liabilities
Long-term debt—net of current portion and deferred financing fees	601,577,085	632,122,372
Derivative instruments	2,208,585	—
Other long-term liabilities	2,040,668	1,199,650
Total long-term liabilities	605,826,338	633,322,022
Total liabilities	687,839,029	712,687,459
Commitments and contingencies
Shareholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued nor outstanding	—	—
Common stock, $0.01 par value, 450,000,000 shares authorized, 59,073,485 and 58,882,515 shares issued, 54,643,902 and 55,167,708 shares outstanding (net of treasury stock), as of September 30, 2019 and March 31, 2019, respectively	590,736	588,826
Additional paid-in-capital	865,778,309	863,583,692
Treasury stock, at cost; 4,429,583 and 3,714,807 shares as of September 30, 2019 and March 31, 2019, respectively	(43,778,657)	(36,484,561)
Retained earnings	131,781,556	84,994,601
Total shareholders’ equity	954,371,944	912,682,558
Total liabilities and shareholders’ equity	$1,642,210,973	$1,625,370,017

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dorian LPG Ltd.

Unaudited Condensed Consolidated Statements of Operations

(Expressed in United States Dollars)

	Three months ended		Six months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenues
Net pool revenues—related party	$80,944,577	$32,027,042	$131,036,714	$48,133,443
Time charter revenues	10,271,398	8,640,000	21,253,429	20,107,881
Other revenues, net	408,900	140,500	500,278	210,500
Total revenues	91,624,875	40,807,542	152,790,421	68,451,824
Expenses
Voyage expenses	855,023	435,224	1,194,137	535,397
Charter hire expenses	2,055,000	—	4,110,000	—
Vessel operating expenses	17,393,685	17,375,273	33,513,638	34,060,730
Depreciation and amortization	16,473,418	16,437,653	32,739,839	32,702,709
General and administrative expenses	5,895,406	5,692,137	12,631,241	13,612,423
Professional and legal fees related to the BW Proposal	—	1,770,589	—	2,253,589
Total expenses	42,672,532	41,710,876	84,188,855	83,164,848
Other income—related parties	314,084	584,632	937,367	1,229,149
Operating income/(loss)	49,266,427	(318,702)	69,538,933	(13,483,875)
Other income/(expenses)
Interest and finance costs	(9,303,373)	(10,152,672)	(19,000,655)	(20,526,953)
Interest income	344,919	451,923	706,955	912,896
Unrealized gain/(loss) on derivatives	(667,110)	1,051,460	(6,737,899)	2,759,076
Realized gain on derivatives	709,146	830,991	1,742,141	1,613,556
Other gain/(loss), net	361,887	(40,120)	537,480	(48,378)
Total other income/(expenses), net	(8,554,531)	(7,858,418)	(22,751,978)	(15,289,803)
Net income/(loss)	$40,711,896	$(8,177,120)	$46,786,955	$(28,773,678)

Weighted average shares outstanding:
Basic	54,646,451	54,431,820	54,599,978	54,313,255
Diluted	54,763,634	54,431,820	54,825,183	54,313,255

Earnings/(loss) per common share—basic	$0.75	$(0.15)	$0.86	$(0.53)
Earnings/(loss) per common share—diluted	$0.74	$(0.15)	$0.85	$(0.53)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Dorian LPG Ltd.

Unaudited Condensed Consolidated Statements of Shareholders’ Equity

(Expressed in United States Dollars, except for number of shares)

	Number of			Additional
	common	Common	Treasury	paid-in	Retained
	shares	stock	stock	capital	Earnings	Total
Balance, April 1, 2018	58,640,161	$586,402	$(35,223,428)	$858,109,882	$135,940,506	959,413,362
Net loss for the period	—	—	—	—	(20,596,558)	(20,596,558)
Restricted share award issuances	209,552	2,095	—	(2,095)	—	—
Stock-based compensation	—	—	—	1,632,538	—	1,632,538
Purchase of treasury stock	—	—	(1,133,018)	—	—	(1,133,018)
Balance, June 30, 2018	58,849,713	588,497	(36,356,446)	859,740,325	115,343,948	939,316,324
Net loss for the period	—	—	—	—	(8,177,120)	(8,177,120)
Restricted share award issuances	9,582	98	—	(98)	—	—
Stock-based compensation	—	—	—	1,324,861	—	1,324,861
Balance, September 30, 2018	58,859,295	$588,595	$(36,356,446)	$861,065,088	$107,166,828	$932,464,065

	Number of			Additional
	common	Common	Treasury	paid-in	Retained
	shares	stock	stock	capital	Earnings	Total
Balance, April 1, 2019	58,882,515	$588,826	$(36,484,561)	$863,583,692	$84,994,601	$912,682,558
Net income for the period	—	—	—	—	6,075,059	6,075,059
Restricted share award issuances	7,750	78	—	(78)	—	—
Stock-based compensation	—	—	—	1,305,827	—	1,305,827
Purchase of treasury stock	—	—	(983,582)	—	—	(983,582)
Balance, June 30, 2019	58,890,265	$588,904	$(37,468,143)	$864,889,441	$91,069,660	$919,079,862
Net income for the period	—	—	—	—	40,711,896	40,711,896
Restricted share award issuances	183,220	1,832	—	(1,832)	—	—
Stock-based compensation	—	—	—	890,700	—	890,700
Purchase of treasury stock	—	—	(6,310,514)	—	—	(6,310,514)
Balance, September 30, 2019	59,073,485	$590,736	$(43,778,657)	$865,778,309	$131,781,556	$954,371,944

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Dorian LPG Ltd.

Unaudited Condensed Consolidated Statements of Cash Flows

(Expressed in United States Dollars)

	Six months ended
	September 30, 2019	September 30, 2018
Cash flows from operating activities:
Net income/(loss)	$46,786,955	$(28,773,678)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	32,739,839	32,702,709
Amortization of financing costs	1,479,466	1,597,214
Unrealized (gain)/loss on derivatives	6,737,899	(2,759,076)
Stock-based compensation expense	2,196,527	2,957,399
Unrealized foreign currency (gain)/loss, net	150,136	160,216
Other non-cash items, net	(619,937)	46,576
Changes in operating assets and liabilities
Trade receivables, net and accrued revenue	129,833	327,959
Prepaid expenses and other current assets	(289,615)	(270,499)
Due from related parties	(24,620,959)	(16,595,210)
Inventories	(210,334)	(133,928)
Other non-current assets	(765,940)	(3,979)
Trade accounts payable	334,806	1,025,472
Accrued expenses and other liabilities	(1,663,353)	1,085,801
Due to related parties	(451,826)	(334,353)
Payments for drydocking costs	(1,129,168)	(281,366)
Net cash provided by/(used in) operating activities	60,804,329	(9,248,743)
Cash flows from investing activities:
Vessel-related capital expenditures	(4,144,490)	(1,144,400)
Payments to acquire other fixed assets	(132,505)	(15,183)
Net cash used in investing activities	(4,276,995)	(1,159,583)
Cash flows from financing activities:
Proceeds from long-term debt borrowings	—	65,137,500
Repayment of long-term debt borrowings	(31,984,207)	(98,220,882)
Purchase of treasury stock	(7,237,403)	(1,238,642)
Financing costs paid	(22,503)	(628,144)
Net cash used in financing activities	(39,244,113)	(34,950,168)
Effects of exchange rates on cash and cash equivalents	(87,173)	(129,709)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	17,196,048	(45,488,203)
Cash, cash equivalents, and restricted cash at the beginning of the period	66,472,646	129,368,380
Cash, cash equivalents, and restricted cash at the end of the period	$83,668,694	$83,880,177

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Dorian LPG Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

(Expressed in United States Dollars)

1.  Basis of Presentation and General Information

Dorian LPG Ltd. (“Dorian”) was incorporated on July 1, 2013 under the laws of the Republic of the Marshall Islands, is headquartered in the United States and is engaged in the transportation of liquefied petroleum gas (“LPG”) worldwide. Specifically, Dorian and its subsidiaries (together “we”, “us”, “our”, or the “Company”) are focused on owning and operating very large gas carriers (“VLGCs”), each with a cargo carrying capacity of greater than 80,000 cbm, in the LPG shipping industry. As of September 30, 2019, our fleet consists of twenty-three VLGCs, including nineteen fuel-efficient 84,000 cbm ECO-design VLGCs (“ECO-VLGCs”), three 82,000 cbm VLGCs and one time chartered-in ECO-VLGC. Three of our technically-managed ECO-VLGCs are equipped with exhaust gas cleaning systems (commonly referred to as “scrubbers”) to reduce sulfur emissions as of September 30, 2019. We previously entered into contracts for an additional ten of our VLGCs to be equipped with scrubbers, for which we have nine remaining to be installed as of September 30, 2019.

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

Our subsidiaries as of September 30, 2019, which are all wholly-owned and are incorporated in the Republic of the Marshall Islands (unless otherwise noted), are listed below.

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
Dorian LPG FFAS LLC

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

Accounting Pronouncements Adopted During the Six Months Ended September 30, 2019

In February 2016, the FASB issued accounting guidance to update the requirements of financial accounting and reporting for lessees and lessors. The updated guidance, for lease terms of more than 12 months, requires a dual approach for lessee accounting under which a lessee accounts for leases as finance leases or operating leases. Both finance leases and operating leases under the updated guidance result in the lessee recognizing a right-of-use asset and a corresponding lease liability. For finance leases, the lessee recognizes interest expense and amortization of the right-of-use asset, and for operating leases, the lessee recognizes a straight-line total lease expense. Lessor accounting remains largely unchanged from previous guidance under U.S. GAAP. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. In July 2018, the FASB issued amended guidance to provide entities with relief from the cost of implementing certain aspects of the new leasing guidance. Entities may elect not to recast comparative periods presented when transitioning to the new leasing guidance and, furthermore, lessors may elect not to separate lease and nonlease components when certain conditions are met. We adopted the amended guidance effective April 1, 2019 and applied the modified retrospective approach. Comparative information has not been restated and continues to be reported under the accounting guidance in effect for those periods. The adoption did not have a material effect on our unaudited condensed consolidated statements of operations or cash flows. We recognized operating lease right-of-use assets and operating lease liabilities related to our office leases described below on our unaudited condensed consolidated balance sheet of approximately $1.2 million as of September 30, 2019. Refer to Note 12 for a description of our operating lease expenses for the three and six months ended September 30, 2019 and 2018 and commitments related to our leases as of September 30, 2019. We renewed an operating lease for our London office greater than 12 months during the six months ended September 30, 2019. In relation to our time chartered-in VLGC described below, the adoption of the new guidance had no impact on our financial statements since the length of the time charter is not more than 12 months.

Time charter-out contracts

Our time charter revenues are generated from our vessels being hired by a third-party charterer for a specified period. The charterer has the full discretion over the ports subject to compliance with the applicable charter party agreement and relevant laws. In a time charter contract, we are responsible for all the costs incurred for running the vessel such as crew costs, vessel insurance, repairs and maintenance, and lubricants. The charterer bears the voyage related costs such as bunker expenses, port charges and canal tolls during the hire period. The performance obligations in a time charter contract are satisfied over the term of the contract beginning when the vessel is delivered to the charterer until it is redelivered back to us. The charterer generally pays the charter hire monthly in advance. We determined that our time charter contracts are considered operating leases and therefore fall under the scope of the amended guidance because (i) the vessel is an identifiable asset, (ii) we do not have substantive substitution rights, and (iii) the charterer has the right to control the use of the vessel during the term of the contract and derives the economic benefits from such use. Under the amended guidance, we elected the practical expedients available to lessors to not separate the lease and non-lease components included in the time charter revenue because the pattern of revenue recognition for the lease and non-lease components is the same as it is earned by the passage of time. The adoption of the amended guidance did not impact our accounting for time charter out contracts.

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

Office leases

We currently have operating leases for our offices in Stamford, Connecticut, USA; London, United Kingdom; Copenhagen, Denmark; and Athens, Greece, which we determined to be operating leases and record the lease expense as part of general and administrative expenses in our unaudited condensed consolidated statements of operations. We carried forward our historical assessments of (1) whether contracts are or contain leases, (2) lease classifications, and (3) initial direct costs. For leases with terms greater than 12 months, we record the related right-of-use asset and lease liability as the present value of fixed lease payments over the lease term. For leases that do not provide a readily determinable discount rate, we use our incremental borrowing rate to discount lease payments to present value. The discount rate used ranged from 4.56% to 5.53%. The weighted average discount rate used to calculate the lease liability was 5.32%. The weighted average remaining lease term on our office leases as of September 30, 2019 is 35.8 months.

Our operating lease right-of-use asset and lease liabilities as of September 30, 2019 are as follows:

Description	Location on Balance Sheet	September 30, 2019
Assets:
Non-current
Office Leases	Other non-current assets	$1,188,664

Liabilities:
Current
Office Leases	Current portion of long-term operating leases	$384,846

Long-term
Office Leases	Other long-term liabilities	$807,487

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

Dorian LPG (USA) LLC and its subsidiaries entered into an agreement with DHSA, retroactive to July 2014 and superseding an agreement between Dorian LPG (UK) Ltd. and DHSA, for the provision by Dorian LPG (USA) LLC and its subsidiaries of certain chartering and marine operation services to DHSA, for which income was earned and included in “Other income-related parties” totaling less than $0.1 million for both the three months ended September 30, 2019 and 2018, and $0.1 million for both the six months ended September 30, 2019 and 2018.

As of September 30, 2019, $1.3 million was due from DHSA and included in “Due from related parties” in the unaudited interim condensed consolidated balance sheets included herein. As of March 31, 2019, $1.2 million was due from DHSA and included in “Due from related parties” in the audited consolidated balance sheets.

Eagle Ocean Transport incurs office-related costs on behalf of us, for which we reimbursed Eagle Ocean Transport less than $0.1 million for both the three months ended September 30, 2019 and 2018, and less than $0.1 million for both the six months ended September 30, 2019 and 2018, respectively. Such expenses are reimbursed based on their actual cost.

Helios LPG Pool LLC

On April 1, 2015, Dorian and Phoenix began operations of the Helios Pool, which entered into pool participation agreements for the purpose of establishing and operating, as charterer, under variable rate time charters to be entered into with owners or disponent owners of VLGCs, a commercial pool of VLGCs whereby revenues and expenses are shared. We hold a 50% interest in the Helios Pool as a joint venture with Phoenix and all significant rights and obligations are equally shared by both parties. All profits of the Helios Pool are distributed to the pool participants based on pool points assigned to each vessel as variable charter hire and, as a result, there are no profits available to the equity investors as a share of equity. We have determined that the Helios Pool is a variable interest entity as it does not have sufficient equity at risk. We do not consolidate the Helios Pool because we are not the primary beneficiary and do not have a controlling financial interest. In consideration of Accounting Standards Codification (“ASC”) 810-10-50-4e, the significant factors considered and judgments made in determining that the power to direct the activities of the Helios Pool that most significantly impact the entity’s economic performance are shared, in that all significant performance activities which relate to approval of pool policies and strategies related to pool customers and the marketing of the pool for the procurement of customers for the pool vessels, addition of new pool vessels and the pool cost management, require unanimous board consent from a board consisting of two members from each joint venture investor. Further, in accordance with the guidance in ASC 810-10-25-38D, the Company and Phoenix are not related parties as defined in ASC 850 nor are they de facto agents pursuant to ASC 810-10, the power over the significant activities of the Helios Pool is shared, and no party is the primary beneficiary in the Helios Pool, or has a controlling financial interest. As of September 30, 2019, the Helios Pool operated twenty-eight VLGCs, including nineteen vessels from our fleet (including one vessel time chartered-in from an unrelated party), four Phoenix vessels, and five other vessels.

As of September 30, 2019, we had receivables from the Helios Pool of $87.5 million, including $20.9 million of working capital contributed for the operation of our vessels in the pool. As of March 31, 2019, we had receivables from the Helios Pool of $62.5 million (net of an amount due to Helios Pool of $0.5 million which is reflected under “Due to related Parties”), including $19.8 million of working capital contributed for the operation of our vessels in the pool. Our maximum exposure to losses from the pool as of September 30, 2019 is limited to the receivables from the pool. The Helios Pool does not have any third-party debt obligations. The Helios Pool has entered into commercial management agreements with each of Dorian LPG (UK) Ltd. and Phoenix as commercial managers and has appointed both commercial managers as the exclusive commercial managers of pool vessels. Fees for commercial management services provided by Dorian LPG (UK) Ltd. are included in “Other income-related parties” in the unaudited interim condensed consolidated statement of operations included herein and were $0.3 million and $0.6 million for the three months ended September 30, 2019 and 2018, respectively, and $0.8 million and $1.1 million for the six months ended September 30, 2019 and 2018, respectively. Additionally, we receive a fixed reimbursement of expenses such as costs for security guards and war risk insurance for vessels operating in high risk areas from the Helios Pool, for which we earned $0.4 million and $0.1 million for the three months ended September 30, 2019, and 2018, respectively, and $0.5 million and $0.2 million for the six months ended September 30, 2019 and 2018, respectively, and are included in “Other revenues, net” in the unaudited interim condensed consolidated statements of operations included herein.

Through our vessel owning subsidiaries, we have chartered vessels to the Helios Pool during the six months ended September 30, 2019 and 2018. The time charter revenue from the Helios Pool is variable depending upon the net results of the pool, operating days and pool points for each vessel. The Helios Pool enters into voyage and time charters with external parties and receives freight and related revenue and, where applicable, incurs voyage costs such as bunkers, port costs and commissions. At the end of each month, the Helios Pool calculates net pool revenues using gross revenues, less voyage expenses of all pool vessels, less fixed time charter hire for any chartered-in vessels, less the general and administrative expenses of the pool. Net pool revenues, less any amounts required for working capital of the Helios Pool, are distributed, to the extent they have been collected from third-party customers of the Helios Pool, as variable rate time charter hire for the relevant vessel to participants based on pool points (vessel attributes such as cargo carrying capacity, fuel consumption, and speed are taken into consideration) and number of days the vessel participated in the pool in the period. We recognize net pool revenues on a monthly basis, when each relevant vessel has participated in the pool during the period and the amount of net pool revenues for the month can be estimated reliably. Revenue earned from the Helios Pool is presented in Note 9.

4.  Deferred Charges, Net

The analysis and movement of deferred charges is presented in the table below:

Drydocking
costs
Balance, April 1, 2019	$2,000,794
Additions	1,998,422
Amortization	(311,580)
Balance, September 30, 2019	$3,687,636

5.  Vessels, Net

		Accumulated
	Cost	depreciation	Net book Value
Balance, April 1, 2019	$1,732,993,810	$(254,473,496)	$1,478,520,314
Other additions	7,362,978	—	7,362,978
Depreciation	—	(32,406,423)	(32,406,423)
Balance, September 30, 2019	$1,740,356,788	$(286,879,919)	$1,453,476,869

Additions to vessels, net mainly consisted of installments on the purchase of scrubbers for ten of our VLGCs during the six months ended September 30, 2019. Our vessels, with a total carrying value of $1,453.5 million and $1,478.5 million as of September 30, 2019 and March 31, 2019, respectively, are first‑priority mortgaged as collateral for our long-term debt (refer to Note 6 below). No impairment loss was recorded for the periods presented.

6.  Long-term Debt

2015 Debt Facility

Refer to Note 9 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2019 for information on our $758 million debt financing facility that we entered into in March 2015 with a group of banks and financial institutions (the “2015 Debt Facility”).

Amendment to the 2015 Debt Facility

On July 23, 2019, we entered into an agreement to amend the 2015 Debt Facility (the “Debt Facility Amendment”), whose key provisions include:

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

Debt Obligations

The table below presents our debt obligations:

	September 30, 2019	March 31, 2019
2015 Debt Facility
Commercial Financing	$169,536,806	$175,687,613
KEXIM Direct Financing	118,288,136	125,860,144
KEXIM Guaranteed	122,875,819	130,366,568
K-sure Insured	60,902,547	64,706,170
Total 2015 Debt Facility	$471,603,308	$496,620,495

Japanese Financings
Corsair Japanese Financing	$45,770,833	$47,395,833
Concorde Japanese Financing	50,346,154	51,961,538
Corvette Japanese Financing	50,884,615	52,500,000
CJNP Japanese Financing	19,782,500	20,506,250
CMNL Japanese Financing	18,761,310	19,446,131
CNML Japanese Financing	20,963,690	21,666,369
Total Japanese Financings	$206,509,102	$213,476,121

Total debt obligations	$678,112,410	$710,096,616
Less: deferred financing fees	12,566,911	14,005,830
Debt obligations—net of deferred financing fees	$665,545,499	$696,090,786

Presented as follows:
Current portion of long-term debt	$63,968,414	$63,968,414
Long-term debt—net of current portion and deferred financing fees	601,577,085	632,122,372
Total	$665,545,499	$696,090,786

Deferred Financing Fees

The analysis and movement of deferred financing fees is presented in the table below:

Financing
costs
Balance, April 1, 2019	$14,005,830
Additions	40,547
Amortization	(1,479,466)
Balance, September 30, 2019	$12,566,911

7.  Stock Repurchase Program

On August 5, 2019, our Board of Directors authorized the repurchase of up to $50 million of shares of our common stock through the period ended December 31, 2020 (the “Common Share Repurchase Program”). As of September 30, 2019, we repurchased a total of 586,387 shares of our common stock for approximately $6.2 million under this program, resulting in $43.8 million of available authorization remaining. Purchases may be made at our discretion in the form of open market repurchase programs, privately negotiated transactions, accelerated share repurchase programs or a combination of these methods. The actual timing and amount of our repurchases will depend on Company and market conditions. We are not obligated to make any common share repurchases under this program.

8.  Stock-Based Compensation Plans

Our stock-based compensation expense is included within general and administrative expenses in the unaudited interim condensed consolidated statements of operations and was $0.9 million and $1.3 million for the three months ended September 30, 2019 and 2018, respectively, and $2.2 million and $3.0 million for the six months ended September 30, 2019 and 2018, respectively. Unrecognized compensation cost was $2.5 million as of September 30, 2019 and will be recognized over a remaining weighted average life of 2.01 years. For more information on our equity incentive plan, refer to Note 11 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2019.

In June and September 2019, we granted 7,750 and 6,470 shares of stock, respectively, to our non-executive directors, which were valued and expensed at their grant date fair market value.

In July 2019, we granted 1,550 shares of stock to a non-employee consultant, which were valued and expensed at their grant date fair market value.

In August 2019, we granted an aggregate of 175,200 shares of restricted stock and 22,500 restricted stock units to certain of our officers and employees. One-fourth of the shares of restricted stock vested on the grant date and one-fourth will vest equally on the first,  second and third anniversaries of the grant date. One-third of restricted stock units will vest equally on the first,  second, and third anniversaries of the grant date. The shares of restricted stock and restricted stock units were valued at their grant date fair market value and are expensed on a straight-line basis over the respective vesting periods.

A summary of the activity of restricted shares and units awarded under our equity incentive plan as of September 30, 2019 and changes during the six months ended September 30, 2019, is as follows:

		Weighted-Average
		Grant-Date
Incentive Share/Unit Awards	Number of Shares/Units	Fair Value
Unvested as of April 1, 2019	641,013	$13.54
Granted	213,470	8.31
Vested	(452,229)	15.23
Unvested as of September 30, 2019	402,254	$8.87

9.  Revenues

Revenues comprise the following:

	Three months ended		Six months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net pool revenues—related party	$80,944,577	$32,027,042	$131,036,714	$48,133,443
Time charter revenues	10,271,398	8,640,000	21,253,429	20,107,881
Other revenues, net	408,900	140,500	500,278	210,500
Total revenues	$91,624,875	$40,807,542	$152,790,421	$68,451,824

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

Additionally, we  have taken positions in freight forward agreements (“FFAs”) as economic hedges to reduce the risk related to vessels trading in the spot market and to take advantage of fluctuations in market prices. Customary requirements for trading FFAs include the maintenance of initial and variation margins based on expected volatility, open position and mark-to-market of the contracts. FFAs are recorded as assets/liabilities until they are settled. Changes in fair value prior to settlement are recorded in unrealized gain/(loss) on derivatives. Upon settlement, if the contracted charter rate is less than the average of the rates for the specified route and time period, as reported by an identified index, the seller of the FFA is required to pay the buyer the settlement sum, being an amount equal to the difference between the contracted rate and the settlement rate, multiplied by the number of days in the specified period covered by the FFA. Conversely, if the contracted rate is greater than the settlement rate, the buyer is required to pay the seller the settlement sum. Settlement of FFAs are recorded in realized gain/(loss) on derivatives. FFAs are considered Level 2 items in accordance with the fair value hierarchy.

The following table summarizes the location on the balance sheet of the financial assets and liabilities that are carried at fair value on a recurring basis, which comprise our financial derivatives, all of which are considered Level 2 items in accordance with the fair value hierarchy:

	September 30, 2019		March 31, 2019
	Current assets	Current liabilities	Current assets	Current liabilities
Derivatives not designated as hedging instruments	Derivative instruments	Derivative instruments	Derivative instruments	Derivative instruments
Forward freight agreements	720,000	—	—	—

	September 30, 2019		March 31, 2019
	Other non-current assets	Long-term liabilities	Other non-current assets	Long-term liabilities
Derivatives not designated as hedging instruments	Derivative instruments	Derivative instruments	Derivative instruments	Derivative instruments
Interest rate swap agreements	$974,184	$2,208,585	$6,448,498	$—
Forward freight agreements	225,000	—	—	—
Total	$1,199,184	$2,208,585	$6,448,498	$—

The effect of derivative instruments within the unaudited interim condensed consolidated statements of operations included herein for the periods presented is as follows:

		Three months ended
Derivatives not designated as hedging instruments	Location of gain/(loss) recognized	September 30, 2019	September 30, 2018
Forward freight agreements—change in fair value	Unrealized gain/(loss) on derivatives	$945,000	$—
Interest rate swap—change in fair value	Unrealized gain/(loss) on derivatives	(1,612,110)	1,051,460
Interest rate swap—realized gain/(loss)	Realized gain on derivatives	709,146	830,991
Gain/(loss) on derivatives, net		$42,036	$1,882,451

		Six months ended
Derivatives not designated as hedging instruments	Location of gain/(loss) recognized	September 30, 2019	September 30, 2018
Forward freight agreements—change in fair value	Unrealized gain/(loss) on derivatives	$945,000	$—
Interest rate swap—change in fair value	Unrealized gain/(loss) on derivatives	(7,682,899)	2,759,076
Interest rate swap—realized gain/(loss)	Realized gain on derivatives	1,742,141	1,613,556
Gain/(loss) on derivatives, net		$(4,995,758)	$4,372,632

As of September 30, 2019 and March 31, 2019, no fair value measurements for assets or liabilities under Level 1 or Level 3 were recognized in the accompanying consolidated balance sheets with the exception of cash and cash equivalents, restricted cash, and securities. We did not have any other assets or liabilities measured at fair value on a non-recurring basis during the three and six months ended September 30, 2019 and 2018.

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

	September 30, 2019		March 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Corsair Japanese Financing	$45,770,833	$48,310,731	$47,395,833	$45,901,900
Concorde Japanese Financing	50,346,154	53,385,688	51,961,538	50,176,288
Corvette Japanese Financing	50,884,615	53,988,368	52,500,000	50,671,689
CJNP Japanese Financing	19,782,500	21,231,215	20,506,250	20,918,881
CMNL Japanese Financing	18,761,310	20,352,955	19,446,131	19,862,056
CNML Japanese Financing	20,963,690	22,778,604	21,666,369	22,137,090

11.  Earnings/(Loss) Per Share (“EPS”)

Basic EPS represents net income/(loss) attributable to common shareholders divided by the weighted average number of our common shares outstanding during the measurement period. Our restricted stock shares include rights to receive dividends that are subject to the risk of forfeiture if service requirements are not satisfied, and as a result, these shares are not considered participating securities and are excluded from the basic weighted-average shares outstanding calculation. Diluted EPS represent net income/(loss) attributable to common shareholders divided by the weighted average number of our common shares outstanding during the measurement period while also giving effect to all potentially dilutive common shares that were outstanding during the period.

The calculations of basic and diluted EPS for the periods presented are as follows:

	Three months ended		Six months ended
(In U.S. dollars except share data)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Numerator:
Net income/(loss)	$40,711,896	$(8,177,120)	$46,786,955	$(28,773,678)
Denominator:
Basic weighted average number of common shares outstanding	54,646,451	54,431,820	54,599,978	54,313,255
Effect of dilutive restricted stock and restricted stock units	117,183	—	225,205	—
Diluted weighted average number of common shares outstanding	54,763,634	54,431,820	54,825,183	54,313,255
EPS:
Basic	$0.75	$(0.15)	$0.86	$(0.53)
Diluted	$0.74	$(0.15)	$0.85	$(0.53)

For the three and six months ended September 30, 2018,  there were 725,685  shares of unvested restricted stock, which were excluded from the calculation of diluted EPS because the effect of their inclusion would be anti-dilutive. There were no anti-dilutive shares of unvested restricted stock excluded from the calculation of diluted EPS for the three and six months ended September 30, 2019.

12.  Commitments and Contingencies

Commitments under Contracts for Scrubbers Purchases

We had contractual commitments to purchase scrubbers to reduce sulfur emissions as of:

September 30, 2019
Less than one year	$8,810,894
Total	$8,810,894

These amounts only reflect firm commitments for scrubber purchases as of September 30, 2019 and exclude costs related to their installation. The timing of these payments is subject to change as installation times are finalized.

Commitments under Contracts for BWMS Purchases

As of September 30, 2019, we had the following contractual commitments to purchase ballast water management systems (“BWMS”) on one of our VLGCs:

September 30, 2019
Less than one year	$367,712
Total	$367,712

Operating Leases

Operating lease rent expense was as follows:

	Three months ended		Six months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Operating lease rent expense	$127,664	$106,117	$250,016	$233,599

We had the following commitments as a lessee under operating leases relating to our United States, Greece, United Kingdom, and Denmark offices:

September 30, 2019
Less than one year	$502,064
One to three years	507,450
Total	$1,009,514

Time Charter-in

Charter hire expenses for the VLGC time chartered in were as follows:

	Three months ended		Six months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Charter hire expenses	$2,055,000	$—	$4,110,000	$—

We had the following time charter-in commitments relating to one VLGC currently in our fleet and one VLGC that will be delivered to us in the first calendar quarter of 2020:

September 30, 2019
Less than one year	$8,325,000
One to three years	3,500,000
Total	$11,825,000

Fixed Time Charter Contracts

We had the following future minimum fixed time charter hire receipts based on non-cancelable long-term fixed time charter contracts:

September 30, 2019
Less than one year	$30,685,613
One to three years	36,640,752
Three to five years	815,000
Total	$68,141,365

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

13. Professional and Legal Fees Related to the BW Proposal

BW made an unsolicited proposal to acquire all of our outstanding common shares and, along with its affiliates, commenced a proxy contest to replace three members of our Board of Directors with nominees proposed by BW. BW’s unsolicited proposal and proxy contest were subsequently withdrawn on October 8, 2018. During the three and six months ended September 30, 2018, significant costs for professional and legal services incurred in connection with BW’s unsolicited acquisition proposal and proxy contest totaled $1.8 million and $2.3 million, respectively.  No such costs were incurred during the six months ended September 30, 2019.

14. Subsequent Events

Repurchase of Our Common Shares

During October 2019, we repurchased 47,875 of our common shares for $0.5 million pursuant to our Common Share Repurchase Program, which we held as treasury shares.

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

Overview

We are a Marshall Islands corporation headquartered in the United States and primarily focused on owning and operating VLGCs, each with a cargo‑carrying capacity of greater than 80,000 cbm, in the LPG shipping industry. Our fleet currently consists of twenty-two VLGC carriers, including nineteen fuel-efficient 84,000 cbm ECO-VLGCs, three 82,000 cbm VLGCs, and one time chartered-in VLGC.  Four of our ECO-VLGCs are currently equipped with scrubbers to reduce sulfur emissions and we have contractual commitments related to scrubbers on an additional eight of our VLGCs as of October 25, 2019.

Our nineteen ECO-VLGCs, which incorporate fuel efficiency, emission-reducing technologies, and certain custom features, were acquired by us for an aggregate purchase price of $1.4 billion and delivered to us between July 2014 and February 2016, seventeen of which were delivered during calendar year 2015 or later.

On April 1, 2015, Dorian and Phoenix began operations of the Helios Pool, which entered into pool participation agreements for the purpose of establishing and operating, as charterer, under a variable rate time charter to be entered into with owners or disponent owners of VLGCs, a commercial pool of VLGCs whereby revenues and expenses are shared. The vessels entered into the Helios Pool may operate either in the spot market, pursuant to contracts of affreightment, or COAs, or on time charters of two years' duration or less. As of October 25, 2019,  twenty of our twenty-three VLGCs were employed in the Helios Pool, including our time chartered-in VLGC.

Our customers, either directly or through the Helios Pool, include or have included global energy companies such as Exxon Mobil Corp., China International United Petroleum & Chemicals Co., Ltd., Royal Dutch Shell plc, Equinor ASA, Total S.A., and Sunoco LP, commodity traders such as Geogas Trading S.A., Glencore plc, Itochu Corporation and the Vitol Group and importers such as E1 Corp., Indian Oil Corporation, SK Gas Co. Ltd. Astomos Energy Corporation, and Oriental Energy Company Ltd.  or subsidiaries of the foregoing.

We continue to pursue a balanced chartering strategy by employing our vessels on a mix of multi-year time charters, some of which may include a profit-sharing component, shorter-term time charters, spot market voyages and COAs. Currently, three of our VLGCs are on fixed-rate time charters outside of the Helios Pool. See “Our Fleet” below for more information and the definition of Pool-TCO.

Recent Developments

During October 2019, we repurchased 47,875 of our common shares for $0.5 million pursuant to our Common Share Repurchase Program, which we held as treasury shares.

Selected Financial Data

The following table presents our selected financial data and other information for the three and six months ended September 30, 2019 and 2018, and as of September 30, 2019 and March 31, 2019, and should be read in conjunction with our unaudited interim condensed consolidated financial statements and other financial information included in this quarterly report.

(in U.S. dollars, except fleet data)	Three months ended		Six months ended
Statement of Operations Data	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenues	$91,624,875	$40,807,542	$152,790,421	$68,451,824
Expenses
Voyage expenses	855,023	435,224	1,194,137	535,397
Charter hire expenses	2,055,000	—	4,110,000	—
Vessel operating expenses	17,393,685	17,375,273	33,513,638	34,060,730
Depreciation and amortization	16,473,418	16,437,653	32,739,839	32,702,709
General and administrative expenses	5,895,406	5,692,137	12,631,241	13,612,423
Professional and legal fees related to the BW Proposal	—	1,770,589	—	2,253,589
Total expenses	42,672,532	41,710,876	84,188,855	83,164,848
Other income—related parties	314,084	584,632	937,367	1,229,149
Operating income/(loss)	49,266,427	(318,702)	69,538,933	(13,483,875)
Other income/(expenses)
Interest and finance costs	(9,303,373)	(10,152,672)	(19,000,655)	(20,526,953)
Interest income	344,919	451,923	706,955	912,896
Unrealized gain/(loss) on derivatives	(667,110)	1,051,460	(6,737,899)	2,759,076
Realized gain on derivatives	709,146	830,991	1,742,141	1,613,556
Other gain/(loss), net	361,887	(40,120)	537,480	(48,378)
Total other income/(expenses), net	(8,554,531)	(7,858,418)	(22,751,978)	(15,289,803)
Net income/(loss)	$40,711,896	$(8,177,120)	$46,786,955	$(28,773,678)
Earnings/(loss) per common share—basic	$0.75	$(0.15)	$0.86	$(0.53)
Earnings/(loss) per common share—diluted	$0.74	$(0.15)	$0.85	$(0.53)
Other Financial Data
Adjusted EBITDA(1)	$67,337,351	$17,855,615	$105,719,734	$23,040,751
Fleet Data
Calendar days(2)	2,024	2,024	4,026	4,026
Time chartered-in days(3)	92	—	153	—
Available days(4)	2,051	2,010	4,134	4,001
Operating days(5)(8)	1,906	1,925	3,956	3,589
Fleet utilization(6)(8)	92.9%	95.8%	95.7%	89.7%
Average Daily Results
Time charter equivalent rate(7)(8)	$47,623	$20,973	$38,321	$18,923
Daily vessel operating expenses(9)	$8,594	$8,585	$8,324	$8,460

(in U.S. dollars)	As of	As of
Balance Sheet Data	September 30, 2019	March 31, 2019
Cash and cash equivalents	$46,419,951	$30,838,684
Restricted cash—current	1,215,000	—
Restricted cash—non-current	36,033,743	35,633,962
Total assets	1,642,210,973	1,625,370,017
Current portion of long-term debt	63,968,414	63,968,414
Long-term debt—net of current portion and deferred financing fees(10)	601,577,085	632,122,372
Total liabilities	687,839,029	712,687,459
Total shareholders’ equity	$954,371,944	$912,682,558

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

The following table sets forth a reconciliation of net income/(loss) to Adjusted EBITDA (unaudited) for the periods presented:

	Three months ended		Six months ended
(in U.S. dollars)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net income/(loss)	$40,711,896	$(8,177,120)	$46,786,955	$(28,773,678)
Interest and finance costs	9,303,373	10,152,672	19,000,655	20,526,953
Unrealized (gain)/loss on derivatives	667,110	(1,051,460)	6,737,899	(2,759,076)
Realized gain on derivatives	(709,146)	(830,991)	(1,742,141)	(1,613,556)
Stock-based compensation expense	890,700	1,324,861	2,196,527	2,957,399
Depreciation and amortization	16,473,418	16,437,653	32,739,839	32,702,709
Adjusted EBITDA	$67,337,351	$17,855,615	$105,719,734	$23,040,751

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

The following table sets forth a reconciliation of revenues to TCE rate (unaudited) for the periods presented:

(in U.S. dollars, except operating days)	Three months ended		Six months ended
Numerator:	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenues	$91,624,875	$40,807,542	$152,790,421	$68,451,824
Voyage expenses	(855,023)	(435,224)	(1,194,137)	(535,397)
Time charter equivalent	$90,769,852	$40,372,318	$151,596,284	$67,916,427

Denominator:
Operating days	1,906	1,925	3,956	3,589
TCE rate:
Time charter equivalent rate	$47,623	$20,973	$38,321	$18,923

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

	Three months ended		Six months ended
Company Methodology:	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Operating Days	1,906	1,925	3,956	3,589
Fleet Utilization	92.9%	95.8%	95.7%	89.7%
Time charter equivalent rate	$47,623	$20,973	$38,321	$18,923

Alternate Methodology:
Operating Days	2,051	2,010	4,134	4,000
Fleet Utilization	100.0%	100.0%	100.0%	100.0%
Time charter equivalent rate	$44,256	$20,086	$36,671	$16,979

We believe that the Company Methodology using the underlying vessel employment provides more meaningful insight into market conditions and the performance of our vessels.

(9)	Daily vessel operating expenses are calculated by dividing vessel operating expenses by calendar days for the relevant time period.

(10)	Long-term debt is net of deferred financing fees of $12.6 million and $14.0 million as of September 30, 2019 and March 31, 2019, respectively.

Our Fleet

The following table sets forth certain information regarding our fleet as of October 25, 2019.

	Capacity			ECO		Charter
	(Cbm)	Shipyard	Year Built	Vessel(1)	Employment	Expiration(2)
Dorian VLGCs
Captain Markos NL(3)	82,000	Hyundai	2006	—	Time Charter(6)	Q4 2019
Captain John NP(3)	82,000	Hyundai	2007	—	Pool-TCO(7)	Q1 2020
Captain Nicholas ML(3)	82,000	Hyundai	2008	—	Pool(8)	—
Comet(4)	84,000	Hyundai	2014	X	Pool-TCO(7)	Q4 2019
Corsair(3)(4)(5)	84,000	Hyundai	2014	X	Pool-TCO(7)	Q4 2019
Corvette(3)(4)	84,000	Hyundai	2015	X	Pool(8)	—
Cougar	84,000	Hyundai	2015	X	Pool(8)	—
Concorde(3)(4)	84,000	Hyundai	2015	X	Time Charter(9)	Q1 2022
Cobra	84,000	Hyundai	2015	X	Pool(8)	—
Continental	84,000	Hyundai	2015	X	Time Charter(10)	Q4 2020
Constitution	84,000	Hyundai	2015	X	Pool(8)	—
Commodore	84,000	Hyundai	2015	X	Pool(8)	—
Cresques	84,000	Daewoo	2015	X	Pool(8)	—
Constellation	84,000	Hyundai	2015	X	Pool(8)	—
Cheyenne	84,000	Hyundai	2015	X	Pool(8)	—
Clermont	84,000	Hyundai	2015	X	Pool(8)	—
Cratis	84,000	Daewoo	2015	X	Pool(8)	—
Chaparral	84,000	Hyundai	2015	X	Pool-TCO(7)	Q4 2019
Copernicus	84,000	Daewoo	2015	X	Pool(8)	—
Commander	84,000	Hyundai	2015	X	Pool(8)	—
Challenger	84,000	Hyundai	2015	X	Pool-TCO(7)	Q4 2020
Caravelle	84,000	Hyundai	2016	X	Pool(8)	—
Total	1,842,000

Time chartered-in VLGC
Laurel Prime(11)	83,305	Mitsubishi	2018	X	Pool(8)	—

(1)	Represents vessels with very low revolutions per minute, long‑stroke, electronically controlled engines, larger propellers, advanced hull design, and low friction paint.

(2)	Represents calendar year quarters.

(3)	Operated pursuant to a bareboat chartering agreement. See Note 6 to our unaudited condensed consolidated financial statements included herein.

(4)	VLGC equipped with scrubber.

(5)	Will begin a time charter with an oil major during the three months ended December 31, 2019.

(6)	Currently on time charter with an oil major that began in December 2014.

(7)

“Pool-TCO” indicates that the vessel is operated in the Helios Pool on a time charter out to a third party and we receive as charter hire a portion of the net revenues of the pool calculated according to a formula based on the vessel’s pro rata performance in the pool

(8)

“Pool” indicates that the vessel operates in the Helios Pool on a voyage charter with a third party and we receive as charter hire a portion of the net revenues of the pool calculated according to a formula based on the vessel’s pro rata performance in the pool.

(9)	Currently on time charter with a major oil company that began in March 2019.

(10)	Currently on time charter with a major oil company that began in November 2015.

(11)	Currently time chartered-in with an expiration during the first calendar quarter of 2020.

Results of Operations – For the three months ended September 30, 2019 as compared to the three months ended September 30, 2018

Revenues

The following table compares our Revenues for the three months ended September 30:

			Increase /	Percent
	2019	2018	(Decrease)	Change
Net pool revenues—related party	$80,944,577	$32,027,042	$48,917,535	152.7%
Time charter revenues	10,271,398	8,640,000	1,631,398	18.9%
Other revenues, net	408,900	140,500	268,400	191.0%
Total	$91,624,875	$40,807,542	$50,817,333	124.5%

Revenues, which represent net pool revenues—related party, time charters and other revenues earned by our vessels, were $91.6 million for the three months ended September 30, 2019, an increase of $50.8 million, or 124.5%, from $40.8 million for the three months ended September 30, 2018. The increase is primarily attributable to an increase in average TCE rates, partially offset by fleet utilization. Average TCE rates increased from $20,973 for the three months ended September 30, 2018 to $47,623 for the three months ended September 30, 2019, primarily as a result of higher spot market rates during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 along with a reduction in bunker prices. The Baltic Exchange Liquid Petroleum Gas Index, an index published daily by the Baltic Exchange for the spot market rate for the benchmark Ras Tanura-Chiba route (expressed as U.S. dollars per metric ton), averaged $65.991 during the three months ended September 30, 2019 compared to an average of $40.245 for the three months ended September 30, 2018. The average price of heavy fuel oil (expressed as U.S. dollars per metric tonnes) from Singapore and Fujairah decreased from $467 during the three months ended September 30, 2018 to $417 during the three months ended September 30, 2019. Our fleet utilization decreased from 95.8% during the three months ended September 30, 2018 to 92.9% during the three months ended September 30, 2019.

Charter Hire Expenses

Charter hire expenses for the vessel that we charter in from a third party were $2.1 million for the three months ended September 30, 2019. No such costs were incurred during the three months ended September 30, 2018.

Vessel Operating Expenses

Vessel operating expenses were $17.4 million during the three months ended September 30, 2019, or $8,594 per vessel per calendar day, which is calculated by dividing vessel operating expenses by calendar days for the relevant time-period for the vessels that were in our fleet. This was relatively flat when compared to the three months ended September 30, 2018 as vessel operating expenses per vessel per calendar day increased by $9 from $8,585 for the three months ended September 30, 2018 to $8,594 for the three months ended September 30, 2019.

General and Administrative Expenses

General and administrative expenses were $5.9 million for the three months ended September 30, 2019, an increase of $0.2 million, or 3.6%, from $5.7 million for the three months ended September 30, 2018.  This increase was due to a shift in the timing of approvals in cash bonuses to certain employees during the current period compared to the prior year period and resulted in an increase of $0.9 million in cash bonuses. This increase was partially offset by reductions of $0.4 million in stock-based compensation and $0.3 million in other general and administrative expenses.

Professional and Legal Fees Related to the BW Proposal

In 2018, BW made an unsolicited proposal to acquire all of our outstanding common shares and, along with its affiliates, commenced a proxy contest to replace three members of our Board of Directors with nominees proposed by BW. BW’s unsolicited proposal and proxy contest were subsequently withdrawn on October 8, 2018. Professional

(including investment banking fees) and legal fees related to the BW Proposal were $1.8 million for the three months ended September 30, 2018. No such costs were incurred during the three months ended September 30, 2019.

Interest and Finance Costs

Interest and finance costs amounted to $9.3 million for the three months ended September 30, 2019,  a decrease of $0.9 million, or 8.4%, from $10.2 million for the three months ended September 30, 2018. The decrease of $0.9 million during this period was due to a decrease of $0.8 million in interest incurred on our long-term debt, primarily resulting from a decrease in average indebtedness, and a reduction of $0.1 million in amortization of deferred financing fees. Average indebtedness, excluding deferred financing fees, decreased from $756.1 million for the three months ended September 30, 2018 to $692.0 million for the three months ended September 30, 2019. As of September 30, 2019, the outstanding balance of our long-term debt, net of deferred financing fees of $12.6 million, was $665.5 million.

Unrealized Gain/(Loss) on Derivatives

Unrealized loss on derivatives was approximately $0.7 million for the three months ended September 30, 2019, compared to an unrealized gain of $1.1 million for the three months ended September 30, 2018. The $1.8 million difference is attributable to a decrease of $2.7 million in the fair value of our interest rate swaps caused by changes in forward LIBOR yield curves and reductions in notional amounts, and is partially offset by $0.9 million of unrealized gains on our FFA positions.

Results of Operations – For the six months ended September 30, 2019 as compared to the six months ended September 30, 2018

Revenues

The following table compares our Revenues for the six months ended September 30:

			Increase /	Percent
	2019	2018	(Decrease)	Change
Net pool revenues—related party	$131,036,714	$48,133,443	$82,903,271	172.2%
Time charter revenues	21,253,429	20,107,881	1,145,548	5.7%
Other revenues, net	500,278	210,500	289,778	137.7%
Total	$152,790,421	$68,451,824	$84,338,597	123.2%

Revenues, which represent net pool revenues—related party, time charters and other revenues earned by our vessels, were $152.8 million for the six months ended September 30, 2019,  an increase of $84.3 million, or 123.2%, from $68.5 million for the six months ended September 30, 2018. The increase is primarily attributable to an increase in average TCE rates and fleet utilization. Average TCE rates increased from $18,923 for the six months ended September 30, 2018 to $38,321 for the six months ended September 30, 2019, primarily as a result of higher spot market rates during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 along with a reduction in bunker prices. The Baltic Exchange Liquid Petroleum Gas Index, an index published daily by the Baltic Exchange for the spot market rate for the benchmark Ras Tanura-Chiba route (expressed as U.S. dollars per metric ton), averaged $64.222 during the six months ended September 30, 2019 compared to an average of $33.484 for the six months ended September 30, 2018. The average price of heavy fuel oil (expressed as U.S. dollars per metric tonnes) from Singapore and Fujairah decreased from $450 during the six months ended September 30, 2018 to $416 during the six months ended September 30, 2019. Our fleet utilization increased from 89.7% during the six months ended September 30, 2018 to 95.7% during the six months ended September 30, 2019.

Charter Hire Expenses

Charter hire expenses for the vessel that we charter in from a third party were $4.1 million for the six months ended September 30, 2019. No such costs were incurred during the six months ended September 30, 2018.

Vessel Operating Expenses

Vessel operating expenses were $33.5 million during the six months ended September 30, 2019, or $8,324 per vessel per calendar day, which is calculated by dividing vessel operating expenses by calendar days for the relevant time-period for the vessels that were in our fleet. This was a decrease of $0.6 million, or 1.6%, from $34.1 million for the six months ended September 30, 2018. Vessel operating expenses per vessel per calendar day decreased by $136 from $8,460 for the six months ended September 30, 2018 to $8,324 for the six months ended September 30, 2019. The decrease in vessel operating expenses for the six months ended September 30, 2019, when compared with the six months ended September 30, 2018, was primarily the result of a $0.9 million, or $229 per vessel per calendar day, decrease in repairs and maintenance costs,  and is partially offset by an increase in lubricants of $0.4 million, or $89 per vessel per calendar day.

General and Administrative Expenses

General and administrative expenses were $12.6 million for the six months ended September 30, 2019, a decrease of $1.0 million, or 7.2%, from $13.6 million for the six months ended September 30, 2018.  The decrease was due to reductions of $0.8 million in stock-based compensation and $0.2 million in other general and administrative expenses.

Professional and Legal Fees Related to the BW Proposal

In 2018, BW made an unsolicited proposal to acquire all of our outstanding common shares and, along with its affiliates, commenced a proxy contest to replace three members of our Board of Directors with nominees proposed by BW. BW’s unsolicited proposal and proxy contest were subsequently withdrawn on October 8, 2018. Professional (including investment banking fees) and legal fees related to the BW Proposal were $2.3 million for the six months ended September 30, 2018. No such costs were incurred during the six months ended September 30, 2019.

Interest and Finance Costs

Interest and finance costs amounted to $19.0 million for the six months ended September 30, 2019,  a decrease of $1.5 million, or 7.4%, from $20.5 million for the six months ended September 30, 2018. The decrease of $1.5 million during this period was due to a decrease of $1.4 million in interest incurred on our long-term debt, primarily resulting from a decrease in average indebtedness, and a reduction of $0.1 million in amortization of deferred financing fees. Average indebtedness, excluding deferred financing fees, decreased from $762.4 million for the six months ended September 30, 2018 to $699.9 million for the six months ended September 30, 2019. As of September 30, 2019, the outstanding balance of our long-term debt, net of deferred financing fees of $12.6 million, was $665.5 million.

Unrealized Gain/(Loss) on Derivatives

Unrealized loss on derivatives was approximately $6.7 million for the six months ended September 30, 2019, compared to an unrealized gain of $2.8 million for the six months ended September 30, 2018. The $9.5 million difference is attributable to a decrease of  $10.4 million in the fair value of our interest rate swaps caused by changes in forward LIBOR yield curves and reductions in notional amounts, and is partially offset by $0.9 million of unrealized gains on our FFA positions.

Liquidity and Capital Resources

Our business is capital intensive, and our future success depends on our ability to maintain a high‑quality fleet. As of September 30, 2019, we had cash and cash equivalents of $46.4 million, current restricted cash of $1.2 million and non-current restricted cash of $36.0 million.

Our primary source of capital during the six months ended September 30, 2019  was $60.8 million in cash generated from operations. As of September 30, 2019, the outstanding balance of our long-term debt, net of deferred financing fees of $12.6 million, was $665.5 million including $64.0 million of principal on our long-term debt scheduled to be repaid within the next twelve months.

On July 23, 2019, we entered into an agreement to amend the 2015 Debt Facility as further described in Note 6 to our unaudited interim condensed consolidated financial statements.

On August 5, 2019, our Board of Directors authorized the repurchase of up to $50 million of our common shares through the period ended December 31, 2020. As of October 25, 2019, we repurchased a total of 634,262 of our common shares for approximately $6.7 million under this program, and have available $43.3 million to repurchase additional common shares under this program. Purchases may be made at our discretion in the form of open market repurchase programs, privately negotiated transactions, accelerated share repurchase programs or a combination of these methods. The actual timing and amount of our repurchases will depend on Company and market conditions. We are not obligated to make any common share repurchases under this program.

Operating expenses, including expenses to maintain the quality of our vessels in order to comply with international shipping standards and environmental laws and regulations, the funding of working capital requirements, long-term debt repayments, financing costs, contractual commitments to purchase scrubbers on certain of our VLGCs, and drydocking and scrubber installation on certain of our VLGCs represent our short‑term, medium‑term and long‑term liquidity needs as of September 30, 2019. We anticipate satisfying our liquidity needs for at least the next twelve months with cash on hand and cash from operations. We may also seek additional liquidity through alternative sources of debt financings and/or through equity financings by way of private or public offerings. However, if these sources are insufficient to satisfy our short-term liquidity needs, or to satisfy our future medium-term or long-term liquidity needs, we may need to seek alternative sources of financing and/or modifications of our existing credit facility and financing arrangements. There is no assurance that we will be able to obtain any such financing or modifications to our existing credit facility and financing arrangements on terms acceptable to us, or at all.

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

Cash Flows

The following table summarizes our cash and cash equivalents provided by/(used in) operating, financing and investing activities for the six months ended September 30:

	2019	2018
Net cash provided by/(used in) operating activities	$60,804,329	$(9,248,743)
Net cash used in investing activities	(4,276,995)	(1,159,583)
Net cash used in financing activities	(39,244,113)	(34,950,168)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	$17,196,048	$(45,488,203)

Operating Cash Flows.  Net cash provided by operating activities for the six months ended September 30, 2019 was $60.8 million, compared with net cash used in operating activities of $9.2 million for the six months ended September 30, 2018. The increase in cash generated from operations of $70.0 million is primarily related to an increase in operating income, and is partially offset by changes in working capital, mainly from amounts due from the Helios Pool as distributions from the Helios Pool are impacted by the timing of the completion of voyages, spot market rates and bunker prices.

Net cash flow from operating activities depends upon our overall profitability, market rates for vessels employed on voyage charters, charter rates agreed to for time charters, the timing and amount of payments for drydocking expenditures and unscheduled repairs and maintenance, fluctuations in working capital balances and bunker costs.

Investing Cash Flows.  Net cash used in investing activities was $4.3 million for the six months ended September 30, 2019 compared with net cash used in investing activities of $1.2 million for the six months ended September 30, 2018. For the six months ended September 30, 2019 and 2018, net cash used in investing activities was primarily comprised of our vessel-related capital expenditures of $4.1 million and $1.1 million, respectively.

Financing Cash Flows.  Net cash used in financing activities was $39.2 million for the six months ended September 30, 2019, compared with $35.0 million for the six months ended September 30, 2018. For the six months ended September 30, 2019, net cash used in financing activities primarily consisted of repayments of long-term debt of $32.0 million and payments for treasury stock repurchases of $7.2 million. For the six months ended September 30, 2018, net cash used in financing activities consisted of repayments of long-term debt of $98.2 million, payments for treasury stock repurchases of $1.2 million, and payment of debt financing costs of $0.6 million, and is partially offset by long-term debt borrowings of $65.1 million related to the CJNP Japanese Financing, CMNL Japanese Financing, and CNML Japanese Financing.

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

As our vessels age and our fleet expands, our drydocking expenses will increase. We estimate the current cash outlay for a VLGC special survey to be approximately $1.0 million per vessel (excluding any capital improvements, such as scrubbers and ballast water management systems, to the vessel that may be made during such drydockings) and the cost of an intermediate survey to be between $100,000 and $200,000 per vessel. Ongoing costs for compliance with environmental regulations are primarily included as part of our drydocking and classification society survey costs. Additionally, ballast water management systems are expected to be installed on four of our VLGCs between December 2021 and July 2023 for approximately $0.8 million per vessel. We have entered into contracts to purchase ballast water management systems on one of our VLGCs. Further, in October 2016, the International Maritime Organization (the “IMO”) set January 1, 2020 as the implementation date for vessels to comply with its low sulfur fuel oil requirement, which cuts sulfur levels from 3.5% to 0.5%. We may comply with this regulation by (i) consuming compliant fuels on board (0.5% sulfur), which is likely to be more readily available globally by 2020, but likely at a higher cost; (ii) continuing to consume high-sulfur fuel oil by installing scrubbers for cleaning of the exhaust gases to levels at or below compliance with regulations (0.5% sulfur); or (iii) by retrofitting vessels to be powered by liquefied natural gas or LPG, which may be a viable option subject to the relative pricing of compliant low-sulfur fuel (0.5% sulfur) and LPG. Such costs of compliance with the IMO’s low sulfur fuel oil requirement may be significant. Currently, four of our VLGCs are equipped with scrubbers and we have contractual commitments related to scrubbers on an additional eight of our VLGCs. We had contractual commitments for scrubber purchases of $8.8 million as of September 30, 2019.  These amounts only reflect firm commitments for scrubber purchases as of September 30, 2019 and exclude costs related to their installation.  We are not aware of any other future regulatory changes or environmental laws that we expect to have a material impact on our current or future results of operations that we have not already considered. Please see “Item 1A. Risk Factors—Risks Relating to Our Company—We are subject to regulation and liability, including environmental laws, which could require significant expenditures and adversely affect our financial conditions and results of operations” and “Item 1A. Risk Factors—Risks Relating to Our Company—We may incur increasing costs for the drydocking, maintenance or replacement of our vessels as they age, and, as our vessels age, the risks associated with older vessels could adversely affect our ability to obtain profitable charters” in our Annual Report on Form 10-K for the year ended March 31, 2019.

Debt Agreements

For information relating to our secured term loan facilities, refer to Notes 9 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2019 and Note 6 to our unaudited interim condensed consolidated financial statements for the three and six months ended September 30, 2019 included herein.

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

As of September 30, 2019, independent appraisals of our VLGC fleet had indicators of impairment on fourteen of our VLGCs in accordance with ASC 360 Property, Plant, and Equipment. We determined estimated net operating cash flows for our VLGCs by applying various assumptions regarding future time charter equivalent revenues net of commissions, operating expenses, scheduled drydockings, expected offhire and scrap values. These assumptions were based on historical data as well as future expectations. We estimated spot market rates by obtaining the trailing 10-year historical average spot market rates, as published by maritime industry researchers. Estimated outflows for operating expenses and drydocking expenses were based on historical and budgeted costs and were adjusted for assumed inflation. Utilization was based on our historical levels achieved in the spot market and estimates of a residual value consistent with scrap rates used in management's evaluation of scrap value. Such estimates and assumptions regarding expected net operating cash flows require considerable judgment and were based upon historical experience, financial forecasts and industry trends and conditions. Therefore, based on this analysis, we concluded that no impairment charge was necessary because we believe the vessel carrying values are recoverable. No impairment charges were recognized for the three and six months ended September 30, 2019.

In addition, we performed a sensitivity analysis as of September 30, 2019 to determine the effect on recoverability of changes in TCE rates. The sensitivity analysis suggests that we would not incur an impairment charge on any of our VLGCs if daily TCE rates based on the 10-year historical average spot market rates were reduced by 30%. An impairment charge of approximately $16.4 million on thirteen of our VLGCs would be triggered by a reduction of 40% in the 10-year historical average spot market rates. The amount, if any, and timing of any impairment charges we may recognize in the future will depend upon the then current and expected future charter rates and vessel values, which may differ materially from those used in our estimates as of September 30, 2019.

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

Interest Rate Risk

The LPG shipping industry is capital intensive, requiring significant amounts of investment. Much of this investment is provided in the form of long-term debt. Our 2015 Debt Facility agreement contains interest rates that fluctuate with LIBOR. We have entered into interest rate swap agreements to hedge a majority of our exposure to fluctuations of interest rate risk associated with our 2015 Debt Facility. We have hedged $250 million of non-amortizing principal and $175.0 million of amortizing principal of the 2015 Debt Facility as of September 30, 2019 and thus increasing interest rates could adversely impact our future earnings due to additional interest expense on our unhedged debt. For the 12 months following September 30, 2019, a hypothetical increase or decrease of 20 basis points in the underlying LIBOR rates would result in an increase or decrease of our interest expense on all of our non-hedged interest-bearing debt by approximately $0.1 million assuming all other variables are held constant.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2019. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those internal control systems determined to be effective can provide only a level of reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three and six months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common shares. For risk factors that may cause actual results to differ materially from those anticipated, please refer to “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2019 and the following update thereto.

Our operations outside the United States expose us to global risks, such as political conflict and terrorism, which may interfere with the operation of our vessels and could have a material adverse impact on our operating results, revenues and costs.

We are an international company and primarily conduct our operations outside the United States. Changing economic, political and governmental conditions in the countries where we are engaged in business or where our vessels are registered affect us. In the past, political conflicts have resulted in attacks on vessels or other petroleum-related infrastructures, mining of waterways and other efforts to disrupt shipping. Continuing conflicts, instability and other recent developments in the Middle East and elsewhere, including recent attacks involving vessels and vessel seizures in the Strait of Hormuz and off the coast of Gibraltar, the recent attack on an Iranian tanker near the Saudi Arabian port city of Jeddah and the presence of U.S. or other armed forces in Afghanistan, may lead to additional acts of terrorism or armed conflict around the world, and our vessels may face higher risks of being attacked or detained, or shipping routes transited by our vessels, such as the Strait of Hormuz, may be otherwise disrupted. In addition, future hostilities or other political instability in regions where our vessels trade could affect our trade patterns and adversely affect our operations and performance. Further hostilities in or closure of major waterways in the Middle East or Black Sea region could adversely affect the availability of and demand for crude oil and petroleum products, as well as LPG, and negatively affect our investment and our customers' investment decisions over an extended period of time. In addition, sanctions against oil exporting countries such as Iran, Russia, Sudan and Syria may also impact the availability of crude oil, petroleum products and LPG would increase the availability of applicable vessels thereby impacting negatively charter rates.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The table below sets forth information regarding our purchases of our common stock during the quarterly period ended September 30, 2019:

			Total
			Number of
			Shares
			Purchased as
			Part of	Maximum Dollar
	Total		Publicly	Value of Shares
	Number	Average	Announced	that May Yet Be
	of Shares	Price Paid	Plans or	Purchased Under the
Period	Purchased	Per Share	Programs	Plan or Programs
July 1 to 31, 2019	—	$—	—	$—
August 1 to 31, 2019	389,152	10.27	372,619	46,140,598
September 1 to 30, 2019	213,768	10.83	213,768	43,825,162
Total	602,920	$10.27	586,387	$43,825,162

On August 5, 2019, our Board of Directors authorized a program to repurchase up to $50 million of our common shares on or before December 31, 2020.  Purchases of our common shares during the quarterly period ended September 30, 2019 represent share repurchases under this program along with common shares reacquired in satisfaction of tax withholding obligations upon vesting of employee restricted equity awards.

ITEM 6. EXHIBITS

See accompanying Exhibit Index for a list of exhibits filed or furnished with this report.

EXHIBIT INDEX

Exhibit Number	Description
10.1

Amendment No. 3 dated July 23, 2019 to the facility agreement originally dated March 23, 2015, as amended, by and among Dorian LPG Finance LLC, as borrower, the Company, as facility guarantor, certain wholly-owned subsidiaries of the Company as upstream guarantors, ABN Amro Capital USA LLC, Citibank N.A., London Branch, ING Bank N.V., London Branch, and DVB Bank SE, as bookrunners, and the lenders party to the agreement,  filed with the Commission on August 7, 2019.

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

Dorian LPG Ltd.
(Registrant)

Date: October 30, 2019	/s/ John C. Hadjipateras
John C. Hadjipateras
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 30, 2019	/s/ Theodore B. Young
Theodore B. Young
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)