Form 10-Q
period 2019-12-31
DORIAN LPG LTD.
filed 2020-02-05
CIK 1596993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

As of February 1, 2020, there were 53,837,172 shares of the registrant’s common stock outstanding.

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

These risks include the risks that are identified in the “Risk Factors” section of this quarterly report and of our Annual Report on Form 10-K for the fiscal year ended March 31, 2019, and also include, among others, risks associated with the following:

•	our future operating or financial results;

•	our acquisitions, business strategy, including our chartering strategy, and expected capital spending or operating expenses;

•	shipping trends, including changes in charter rates applicable to scrubber equipped and non-scrubber equipped vessels, scrapping rates and vessel and other asset values;

•	factors affecting supply of and demand for liquefied petroleum gas, or LPG, shipping;

•	changes in trading patterns that impact tonnage requirements;

•

compliance with new and existing changes in rules and regulations applicable to the LPG shipping industry, including, without limitation, legislation adopted by international organizations such as the International Maritime Organization and the European Union or by individual countries and the impact and costs of our compliance with such rules and regulations;

•	the cost and timing of purchasing and installing exhaust gas cleaning systems (commonly referred to as “scrubbers”) to reduce sulfur emissions on certain of our vessels;

•	the cost, availability, and reliability of bunker fuel used by our scrubber equipped and non-scrubber equipped vessels;

•	charterers’ increasing emphasis on environmental and safety concerns;

•	general economic conditions and specific economic conditions in the oil and natural gas industry and the countries and regions where LPG is produced and consumed;

•	potential turmoil in the global financial markets;

•	the supply of and demand for LPG, which is affected by the production levels and price of oil, refined petroleum products and natural gas, including production from U.S. shale fields;

•	completion of infrastructure projects to support marine transportation of LPG, including export terminals and pipelines;

•	changes to the supply and demand for LPG vessels as a result of, among other things, the expansion of the Panama Canal;

•	oversupply of or limited demand for LPG vessels comparable to ours or higher specification vessels;

•	competition in the LPG shipping industry;

•	our ability to profitably employ our vessels, including vessels participating in the Helios Pool (defined below);

•	our ability to realize the expected benefits from our time chartered-in vessels, including those in the Helios Pool;

•	our continued ability to enter into profitable long-term time charters;

•	future purchase prices of newbuildings and secondhand vessels and timely deliveries of such vessels (if any);

•	our ability to compete successfully for future chartering opportunities and newbuilding opportunities (if any);

•	the failure of our or the Helios Pool’s significant customers to perform their obligations to us or to the Helios Pool;

•	the performance of the Helios Pool;

•	the loss or reduction in business from our or the Helios Pool’s significant customers;

•

our financial condition and liquidity, including our ability to obtain financing in the future to fund capital expenditures, acquisitions and other general corporate purposes, the terms of such financing and our ability to comply with covenants set forth in our existing and future financing arrangements;

•	our ability to repay or refinance our existing debt and settling of interest rate swaps (if any);

•	our costs, including crew wages, insurance, provisions, repairs and maintenance, general and administrative expenses, dry-docking, and bunker prices, as applicable;

•	our dependence on key personnel;

•	the availability of skilled workers and the related labor costs;

•	the effects of new products and new technology in our industry;

•	the impact of information technology system failures, network disruptions and breaches in data security;

•

operating hazards in the maritime transportation industry, including accidents, political events, public health threats, armed conflict, piracy, attacks on vessels or other petroleum-related infrastructures and acts by terrorists, which may cause potential disruption of shipping routes;

•	the adequacy of our insurance coverage in the event of a catastrophic event;

•	compliance with and changes to governmental, tax, environmental and safety laws and regulations;

•	changes in domestic and international political and geopolitical conditions, including trade conflicts and the imposition of tariffs or otherwise on LPG or LPG products;

•	fluctuations in currencies and interest rates;

•	compliance with the U.S. Foreign Corrupt Practices Act of 1977, the U.K. Bribery Act 2010, or other applicable regulations relating to bribery;

•	the volatility of the price of shares of our common stock (“common shares”); and

•	other factors detailed in this report, our Annual Report on Form 10-K for the fiscal year ended March 31, 2019, and from time to time in our periodic reports.

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

Dorian LPG Ltd.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dorian LPG Ltd.

Unaudited Condensed Consolidated Balance Sheets

(Expressed in United States Dollars, except for share data)

	As of	As of
	December 31, 2019	March 31, 2019
Assets
Current assets
Cash and cash equivalents	$64,691,247	$30,838,684
Restricted cash—current	1,620,000	—
Trade receivables, net and accrued revenues	842,495	1,384,118
Due from related parties	69,135,975	44,455,643
Inventories	2,222,543	2,111,637
Derivative instruments	1,590,000	—
Prepaid expenses and other current assets	3,721,270	3,798,987
Total current assets	143,823,530	82,589,069
Fixed assets
Vessels, net	1,447,166,072	1,478,520,314
Other fixed assets, net	214,131	160,283
Total fixed assets	1,447,380,203	1,478,680,597
Other non-current assets
Deferred charges, net	6,235,920	2,000,794
Derivative instruments	1,033,323	6,448,498
Due from related parties—non-current	22,000,000	19,800,000
Restricted cash—non-current	35,630,353	35,633,962
Other non-current assets	1,729,701	217,097
Total assets	$1,657,833,030	$1,625,370,017
Liabilities and shareholders’ equity
Current liabilities
Trade accounts payable	$13,761,191	$7,212,580
Accrued expenses	5,838,090	3,436,116
Due to related parties	11,162	489,644
Deferred income	2,076,493	4,258,683
Current portion of long-term operating leases	393,523	—
Current portion of long-term debt	63,968,414	63,968,414
Total current liabilities	86,048,873	79,365,437
Long-term liabilities
Long-term debt—net of current portion and deferred financing fees	586,305,003	632,122,372
Derivative instruments	1,466,329	—
Other long-term liabilities	1,988,049	1,199,650
Total long-term liabilities	589,759,381	633,322,022
Total liabilities	675,808,254	712,687,459
Commitments and contingencies
Shareholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued nor outstanding	—	—
Common stock, $0.01 par value, 450,000,000 shares authorized, 59,078,230 and 58,882,515 shares issued, 53,987,172 and 55,167,708 shares outstanding (net of treasury stock), as of December 31, 2019 and March 31, 2019, respectively	590,783	588,826
Additional paid-in-capital	866,429,768	863,583,692
Treasury stock, at cost; 5,091,058 and 3,714,807 shares as of December 31, 2019 and March 31, 2019, respectively	(52,406,243)	(36,484,561)
Retained earnings	167,410,468	84,994,601
Total shareholders’ equity	982,024,776	912,682,558
Total liabilities and shareholders’ equity	$1,657,833,030	$1,625,370,017

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dorian LPG Ltd.

Unaudited Condensed Consolidated Statements of Operations

(Expressed in United States Dollars)

	Three months ended		Nine months ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Revenues
Net pool revenues—related party	$77,470,478	$46,683,295	$208,507,192	$94,816,738
Time charter revenues	7,859,035	8,370,000	29,112,464	28,477,881
Other revenues, net	108,293	60,000	608,571	270,500
Total revenues	85,437,806	55,113,295	238,228,227	123,565,119
Expenses
Voyage expenses	1,178,702	287,221	2,372,839	822,618
Charter hire expenses	2,071,206	—	6,181,206	—
Vessel operating expenses	19,131,124	16,773,634	52,644,762	50,834,364
Depreciation and amortization	16,710,403	16,430,363	49,450,242	49,133,072
General and administrative expenses	5,037,783	5,156,573	17,669,024	18,768,996
Professional and legal fees related to the BW Proposal	—	7,766,847	—	10,020,436
Total expenses	44,129,218	46,414,638	128,318,073	129,579,486
Other income—related parties	450,169	614,633	1,387,536	1,843,782
Operating income/(loss)	41,758,757	9,313,290	111,297,690	(4,170,585)
Other income/(expenses)
Interest and finance costs	(8,778,905)	(10,000,018)	(27,779,560)	(30,526,971)
Interest income	394,876	413,546	1,101,831	1,326,442
Unrealized gain/(loss) on derivatives	1,446,395	(6,669,266)	(5,291,504)	(3,910,190)
Realized gain on derivatives	449,276	881,276	2,191,417	2,494,832
Other gain/(loss), net	358,513	(157,480)	895,993	(205,858)
Total other income/(expenses), net	(6,129,845)	(15,531,942)	(28,881,823)	(30,821,745)
Net income/(loss)	$35,628,912	$(6,218,652)	$82,415,867	$(34,992,330)

Weighted average shares outstanding:
Basic	53,944,991	54,441,203	54,380,855	54,356,060
Diluted	54,176,748	54,441,203	54,615,843	54,356,060

Earnings/(loss) per common share—basic	$0.66	$(0.11)	$1.52	$(0.64)
Earnings/(loss) per common share—diluted	$0.66	$(0.11)	$1.51	$(0.64)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Dorian LPG Ltd.

Unaudited Condensed Consolidated Statements of Shareholders’ Equity

(Expressed in United States Dollars, except for number of shares)

	Number of			Additional
	common	Common	Treasury	paid-in	Retained
	shares	stock	stock	capital	Earnings	Total
Balance, April 1, 2018	58,640,161	$586,402	$(35,223,428)	$858,109,882	$135,940,506	959,413,362
Net loss for the period	—	—	—	—	(20,596,558)	(20,596,558)
Restricted share award issuances	209,552	2,095	—	(2,095)	—	—
Stock-based compensation	—	—	—	1,632,538	—	1,632,538
Purchase of treasury stock	—	—	(1,133,018)	—	—	(1,133,018)
Balance, June 30, 2018	58,849,713	588,497	(36,356,446)	859,740,325	115,343,948	939,316,324
Net loss for the period	—	—	—	—	(8,177,120)	(8,177,120)
Restricted share award issuances	9,582	98	—	(98)	—	—
Stock-based compensation	—	—	—	1,324,861	—	1,324,861
Balance, September 30, 2018	58,859,295	$588,595	$(36,356,446)	$861,065,088	$107,166,828	$932,464,065
Net loss for the period	—	—	—	—	(6,218,652)	(6,218,652)
Restricted share award issuances	10,416	104	—	(104)	—	—
Stock-based compensation	—	—	—	1,230,325	—	1,230,325
Balance, December 31, 2018	58,869,711	$588,699	$(36,356,446)	$862,295,309	$100,948,176	$927,475,738

	Number of			Additional
	common	Common	Treasury	paid-in	Retained
	shares	stock	stock	capital	Earnings	Total
Balance, April 1, 2019	58,882,515	$588,826	$(36,484,561)	$863,583,692	$84,994,601	$912,682,558
Net income for the period	—	—	—	—	6,075,059	6,075,059
Restricted share award issuances	7,750	78	—	(78)	—	—
Stock-based compensation	—	—	—	1,305,827	—	1,305,827
Purchase of treasury stock	—	—	(983,582)	—	—	(983,582)
Balance, June 30, 2019	58,890,265	$588,904	$(37,468,143)	$864,889,441	$91,069,660	$919,079,862
Net income for the period	—	—	—	—	40,711,896	40,711,896
Restricted share award issuances	183,220	1,832	—	(1,832)	—	—
Stock-based compensation	—	—	—	890,700	—	890,700
Purchase of treasury stock	—	—	(6,310,514)	—	—	(6,310,514)
Balance, September 30, 2019	59,073,485	$590,736	$(43,778,657)	$865,778,309	$131,781,556	$954,371,944
Net income for the period	—	—	—	—	35,628,912	35,628,912
Restricted share award issuances	4,745	47	—	(47)	—	—
Stock-based compensation	—	—	—	651,506	—	651,506
Purchase of treasury stock	—	—	(8,627,586)	—	—	(8,627,586)
Balance, December 31, 2019	59,078,230	$590,783	$(52,406,243)	$866,429,768	$167,410,468	$982,024,776

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Dorian LPG Ltd.

Unaudited Condensed Consolidated Statements of Cash Flows

(Expressed in United States Dollars)

	Nine months ended
	December 31, 2019	December 31, 2018
Cash flows from operating activities:
Net income/(loss)	$82,415,867	$(34,992,330)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	49,450,242	49,133,072
Amortization of financing costs	2,199,487	2,383,918
Unrealized (gain)/loss on derivatives	5,291,504	3,910,190
Stock-based compensation expense	2,848,033	4,187,724
Unrealized foreign currency (gain)/loss, net	68,225	285,938
Other non-cash items, net	(1,010,948)	121,397
Changes in operating assets and liabilities
Trade receivables, net and accrued revenue	541,623	327,959
Prepaid expenses and other current assets	(479,382)	(704,832)
Due from related parties	(26,880,332)	(31,046,174)
Inventories	(110,906)	(133,650)
Other non-current assets	(405,342)	(2,560)
Trade accounts payable	1,325,869	(1,015,506)
Accrued expenses and other liabilities	(1,265,635)	4,061,128
Due to related parties	(478,482)	(334,353)
Payments for drydocking costs	(3,133,783)	(579,711)
Net cash provided by/(used in) operating activities	110,376,040	(4,397,790)
Cash flows from investing activities:
Vessel-related capital expenditures	(12,370,273)	(2,703,247)
Purchases of investment securities	—	(499,690)
Proceeds from sale of investment securities	1,503,302	—
Payments to acquire other fixed assets	(140,323)	(1,062)
Net cash used in investing activities	(11,007,294)	(3,203,999)
Cash flows from financing activities:
Proceeds from long-term debt borrowings	—	65,137,500
Repayment of long-term debt borrowings	(47,976,310)	(114,212,965)
Purchase of treasury stock	(15,813,246)	(1,238,642)
Financing costs paid	(40,547)	(628,144)
Net cash used in financing activities	(63,830,103)	(50,942,251)
Effects of exchange rates on cash and cash equivalents	(69,689)	(241,508)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	35,468,954	(58,785,548)
Cash, cash equivalents, and restricted cash at the beginning of the period	66,472,646	129,368,380
Cash, cash equivalents, and restricted cash at the end of the period	$101,941,600	$70,582,832

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Dorian LPG Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

(Expressed in United States Dollars)

1.  Basis of Presentation and General Information

Dorian LPG Ltd. (“Dorian”) was incorporated on July 1, 2013 under the laws of the Republic of the Marshall Islands, is headquartered in the United States and is engaged in the transportation of liquefied petroleum gas (“LPG”) worldwide. Specifically, Dorian and its subsidiaries (together “we”, “us”, “our”, or the “Company”) are focused on owning and operating very large gas carriers (“VLGCs”), each with a cargo carrying capacity of greater than 80,000 cbm, in the LPG shipping industry. As of December 31, 2019, our fleet consists of twenty-three VLGCs, including nineteen fuel-efficient 84,000 cbm ECO-design VLGCs (“ECO-VLGCs”), three 82,000 cbm VLGCs and one time chartered-in ECO-VLGC. As of December 31, 2019, six of our ECO-VLGCs are equipped with exhaust gas cleaning systems (commonly referred to as “scrubbers”) to reduce sulfur emissions. The installation of scrubbers on four of these VLGCs was completed during the nine months ended December 31, 2019. The installation of scrubbers on an additional two of our VLGCs was in progress as of December 31, 2019, one of which was completed in January 2020 with the other expected to be completed in February 2020. An additional four of our VLGCs are under contract to be equipped with scrubbers as of December 31, 2019, for which we expect installation to be completed during the first half of calendar year 2020.

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

Our subsidiaries as of December 31, 2019, which are all wholly-owned and are incorporated in the Republic of the Marshall Islands (unless otherwise noted), are listed below.

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

Accounting Pronouncements Adopted During the Nine Months Ended December 31, 2019

In February 2016, the FASB issued accounting guidance to update the requirements of financial accounting and reporting for lessees and lessors. The updated guidance, for lease terms of more than 12 months, requires a dual approach for lessee accounting under which a lessee accounts for leases as finance leases or operating leases. Both finance leases and operating leases under the updated guidance result in the lessee recognizing a right-of-use asset and a corresponding lease liability. For finance leases, the lessee recognizes interest expense and amortization of the right-of-use asset, and for operating leases, the lessee recognizes a straight-line total lease expense. Lessor accounting remains largely unchanged from previous guidance under U.S. GAAP. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. In July 2018, the FASB issued amended guidance to provide entities with relief from the cost of implementing certain aspects of the new leasing guidance. Entities may elect not to recast comparative periods presented when transitioning to the new leasing guidance and, furthermore, lessors may elect not to separate lease and nonlease components when certain conditions are met. We adopted the amended guidance effective April 1, 2019 and applied the modified retrospective approach. Comparative information has not been restated and continues to be reported under the accounting guidance in effect for those periods. The adoption did not have a material effect on our unaudited condensed consolidated statements of operations or cash flows. We recognized operating lease right-of-use assets and operating lease liabilities related to our office leases described below on our unaudited condensed consolidated balance sheet of approximately $1.2 million as of April 1, 2019. Refer to Note 12 for a description of our operating lease expenses for the three and nine months ended December 31, 2019 and 2018 and commitments related to our leases as of December 31, 2019. We renewed an operating lease for our London office greater than 12 months during the nine months ended December 31, 2019. In relation to our time chartered-in VLGC described below, the adoption of the new guidance had no impact on our financial statements since the length of the time charter is not more than 12 months.

Time charter-out contracts

Our time charter revenues are generated from our vessels being hired by a third-party charterer for a specified period in exchange for consideration which is based  on a monthly hire rate. The charterer has the full discretion over the ports subject to compliance with the applicable charter party agreement and relevant laws. In a time charter contract, we are responsible for all the costs incurred for running the vessel such as crew costs, vessel insurance, repairs and maintenance, and lubricants. The charterer bears the voyage related costs such as bunker expenses, port charges and canal tolls during the hire period. The performance obligations in a time charter contract are satisfied on a straight-line basis over the term of the contract beginning when the vessel is delivered to the charterer until it is redelivered back to us. The charterer generally pays the charter hire monthly in advance. We determined that our time charter contracts are considered operating leases and therefore fall under the scope of the amended guidance because (i) the vessel is an identifiable asset, (ii) we do not have substantive substitution rights, and (iii) the charterer has the right to control the use of the vessel during the term of the contract and derives the economic benefits from such use. Under the amended guidance, we elected the practical expedients available to lessors to not separate the lease and non-lease components included in the time charter revenue because (i) the pattern of revenue recognition for the lease and non-lease components is the same as it is earned by the passage of time and (ii) the lease component, if accounted for separately, would be classified as an operating lease. The adoption of the amended guidance did not impact our accounting for time charter out contracts.

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

Office leases

We currently have operating leases for our offices in Stamford, Connecticut, USA; London, United Kingdom; Copenhagen, Denmark; and Athens, Greece, which we determined to be operating leases and record the lease expense as part of general and administrative expenses in our unaudited condensed consolidated statements of operations. We carried forward our historical assessments of (1) whether contracts are or contain leases, (2) lease classifications, and (3) initial direct costs. For leases with terms greater than 12 months, we record the related right-of-use asset and lease liability as the present value of fixed lease payments over the lease term. For leases that do not provide a readily determinable discount rate, we use our incremental borrowing rate to discount lease payments to present value. The discount rate used ranged from 4.56% to 5.53%. The weighted average discount rate used to calculate the lease liability was 5.32%. The weighted average remaining lease term on our office leases as of December 31, 2019 is 33.1 months.

Our operating lease right-of-use asset and lease liabilities as of December 31, 2019 are as follows:

Description	Location on Balance Sheet	December 31, 2019
Assets:
Non-current
Office Leases	Other non-current assets	$1,107,262

Liabilities:
Current
Office Leases	Current portion of long-term operating leases	$393,523

Long-term
Office Leases	Other long-term liabilities	$717,150

Maturities of operating lease liabilities as of December 31, 2019 are as follows:

Remainder FY 2020	$109,820
FY 2021	441,252
FY 2022	451,124
FY 2023	182,101
Total lease payments	1,184,297
Less: imputed interest	(73,624)
Carrying value of lease liabilities	$1,110,673

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

Dorian LPG (USA) LLC and its subsidiaries entered into an agreement with DHSA, retroactive to July 2014 and superseding an agreement between Dorian LPG (UK) Ltd. and DHSA, for the provision by Dorian LPG (USA) LLC and its subsidiaries of certain chartering and marine operation services to DHSA, for which income was earned and included in “Other income-related parties” totaling less than $0.1 million for both the three months ended December 31, 2019 and 2018, $0.1 million for the nine months ended December 31, 2019 and  $0.2 for the nine months ended December 31, 2018.

As of December 31, 2019,  $1.3 million was due from DHSA and included in “Due from related parties” in the unaudited interim condensed consolidated balance sheets included herein. As of March 31, 2019, $1.2 million was due from DHSA and included in “Due from related parties” in the audited consolidated balance sheets.

Eagle Ocean Transport incurs miscellaneous costs on behalf of us, for which we reimbursed Eagle Ocean Transport less than $0.1 million for both the three months ended December 31, 2019 and 2018, and less than $0.1 million for both the nine months ended December 31, 2019  and 2018, respectively. Such expenses are reimbursed based on their actual cost.

Helios LPG Pool LLC

On April 1, 2015, Dorian and Phoenix began operations of the Helios Pool, which entered into pool participation agreements for the purpose of establishing and operating, as charterer, under variable rate time charters to be entered into with owners or disponent owners of VLGCs, a commercial pool of VLGCs whereby revenues and expenses are shared. We hold a 50% interest in the Helios Pool as a joint venture with Phoenix and all significant rights and obligations are equally shared by both parties. All profits of the Helios Pool are distributed to the pool participants based on pool points assigned to each vessel as variable charter hire and, as a result, there are no profits available to the equity investors as a share of equity. We have determined that the Helios Pool is a variable interest entity as it does not have sufficient equity at risk. We do not consolidate the Helios Pool because we are not the primary beneficiary and do not have a controlling financial interest. In consideration of Accounting Standards Codification (“ASC”) 810-10-50-4e, the significant factors considered and judgments made in determining that the power to direct the activities of the Helios Pool that most significantly impact the entity’s economic performance are shared, in that all significant performance activities which relate to approval of pool policies and strategies related to pool customers and the marketing of the pool for the procurement of customers for the pool vessels, addition of new pool vessels and the pool cost management, require unanimous board consent from a board consisting of two members from each joint venture investor. Further, in accordance with the guidance in ASC 810-10-25-38D, the Company and Phoenix are not related parties as defined in ASC 850 nor are they de facto agents pursuant to ASC 810-10, the power over the significant activities of the Helios Pool is shared, and no party is the primary beneficiary in the Helios Pool, or has a controlling financial interest. As of December 31, 2019, the Helios Pool operated thirty VLGCs, including twenty vessels from our fleet (including one vessel time chartered-in from an unrelated party), four Phoenix vessels, and six other vessels.

As of December 31, 2019, we had receivables from the Helios Pool of $89.8 million, including $22.0 million of working capital contributed for the operation of our vessels in the pool. As of March 31, 2019, we had receivables from the Helios Pool of $62.5 million (net of an amount due to Helios Pool of $0.5 million which is reflected under “Due to related Parties”), including $19.8 million of working capital contributed for the operation of our vessels in the pool. Our maximum exposure to losses from the pool as of December 31, 2019 is limited to the receivables from the pool. The Helios Pool does not have any third-party debt obligations. The Helios Pool has entered into commercial management agreements with each of Dorian LPG (UK) Ltd. and Phoenix as commercial managers and has appointed both commercial managers as the exclusive commercial managers of pool vessels. Fees for commercial management services provided by Dorian LPG (UK) Ltd. are included in “Other income-related parties” in the unaudited interim condensed consolidated statement of operations included herein and were $0.4 million and $0.6 million for the three months ended December 31, 2019 and 2018, respectively, and $1.2 million and $1.7 million for the nine months ended December 31, 2019 and 2018, respectively. Additionally, we receive a fixed reimbursement of expenses such as costs for security guards and war risk insurance for vessels operating in high risk areas from the Helios Pool, for which we earned $0.4 million and $0.1 million for the three months ended December 31, 2019, and 2018, respectively, and $0.9 million and $0.3 million for the nine months ended December 31, 2019 and 2018, respectively, and are included in “Other revenues, net” in the unaudited interim condensed consolidated statements of operations included herein.

Through our vessel owning subsidiaries, we have chartered vessels to the Helios Pool during the nine months ended December 31, 2019 and 2018. The time charter revenue from the Helios Pool is variable depending upon the net results of the pool, operating days and pool points for each vessel. The Helios Pool enters into voyage and time charters with external parties and receives freight and related revenue and, where applicable, incurs voyage costs such as bunkers, port costs and commissions. At the end of each month, the Helios Pool calculates net pool revenues using gross revenues, less voyage expenses of all pool vessels, less fixed time charter hire for any chartered-in vessels, less the general and administrative expenses of the pool. Net pool revenues, less any amounts required for working capital of the Helios Pool, are distributed, to the extent they have been collected from third-party customers of the Helios Pool, as variable rate time charter hire for the relevant vessel to participants based on pool points (vessel attributes such as cargo carrying capacity, fuel consumption, and speed are taken into consideration) and number of days the vessel participated in the pool in the period. We recognize net pool revenues on a monthly basis, when each relevant vessel has participated in the pool during the period and the amount of net pool revenues for the month can be estimated reliably. Revenue earned from the Helios Pool is presented in Note 9.

4.  Deferred Charges, Net

The analysis and movement of deferred charges is presented in the table below:

Drydocking
costs
Balance, April 1, 2019	$2,000,794
Additions	4,784,637
Amortization	(549,511)
Balance, December 31, 2019	$6,235,920

5.  Vessels, Net

		Accumulated
	Cost	depreciation	Net book Value
Balance, April 1, 2019	$1,732,993,810	$(254,473,496)	$1,478,520,314
Other additions	17,460,014	—	17,460,014
Depreciation	—	(48,814,256)	(48,814,256)
Balance, December 31, 2019	$1,750,453,824	$(303,287,752)	$1,447,166,072

Additions to vessels, net mainly consisted of installments on the purchase of scrubbers for ten of our VLGCs during the nine months ended December 31, 2019. Our vessels, with a total carrying value of $1,447.2 million and $1,478.5 million as of December 31, 2019 and March 31, 2019, respectively, are first‑priority mortgaged as collateral for our long-term debt (refer to Note 6 below). No impairment loss was recorded for the periods presented.

6.  Long-term Debt

2015 Debt Facility

Refer to Note 9 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2019 for information on our $758 million debt financing facility that we entered into in March 2015 with a group of banks and financial institutions (the “2015 Debt Facility”).

Amendment to the 2015 Debt Facility

On July 23, 2019, we entered into an agreement to amend the 2015 Debt Facility (the “Debt Facility Amendment”), whose key provisions include:

1)	a modification to the definition of consolidated EBITDA to exclude expenses incurred in connection with the BW LPG acquisition attempt (see Exhibit 10.1);

2)	the following financial covenant modification:

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

Debt Obligations

The table below presents our debt obligations:

	December 31, 2019	March 31, 2019
2015 Debt Facility
Commercial Financing	$166,461,402	$175,687,613
KEXIM Direct Financing	114,502,131	125,860,144
KEXIM Guaranteed	119,130,446	130,366,568
K-sure Insured	59,000,735	64,706,170
Total 2015 Debt Facility	$459,094,714	$496,620,495

Japanese Financings
Corsair Japanese Financing	$44,958,333	$47,395,833
Concorde Japanese Financing	49,538,462	51,961,538
Corvette Japanese Financing	50,076,923	52,500,000
CJNP Japanese Financing	19,420,625	20,506,250
CMNL Japanese Financing	18,418,899	19,446,131
CNML Japanese Financing	20,612,351	21,666,369
Total Japanese Financings	$203,025,593	$213,476,121

Total debt obligations	$662,120,307	$710,096,616
Less: deferred financing fees	11,846,890	14,005,830
Debt obligations—net of deferred financing fees	$650,273,417	$696,090,786

Presented as follows:
Current portion of long-term debt	$63,968,414	$63,968,414
Long-term debt—net of current portion and deferred financing fees	586,305,003	632,122,372
Total	$650,273,417	$696,090,786

Deferred Financing Fees

The analysis and movement of deferred financing fees is presented in the table below:

Financing
costs
Balance, April 1, 2019	$14,005,830
Additions	40,547
Amortization	(2,199,487)
Balance, December 31, 2019	$11,846,890

7.  Stock Repurchase Program

On August 5, 2019, our Board of Directors authorized the repurchase of up to $50 million of shares of our common stock through the period ended December 31, 2020 (the “Common Share Repurchase Program”). As of December 31, 2019, we repurchased a total of 1.2 million shares of our common stock for approximately $14.8 million under this program, resulting in $35.2 million of available authorization remaining. Purchases may be made at our discretion in the form of open market repurchase programs, privately negotiated transactions, accelerated share repurchase programs or a combination of these methods. The actual timing and amount of our repurchases will depend on Company and market conditions. We are not obligated to make any common share repurchases under this program.

8.  Stock-Based Compensation Plans

Our stock-based compensation expense is included within general and administrative expenses in the unaudited interim condensed consolidated statements of operations and was $0.7 million and $1.2 million for the three months ended December 31, 2019 and 2018, respectively, and $2.8 million and $4.2 million for the nine months ended December 31, 2019 and 2018, respectively. Unrecognized compensation cost was $2.0 million as of December 31, 2019 and will be recognized over a remaining weighted average life of 1.91 years. For more information on our equity incentive plan, refer to Note 11 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2019.

In June, September, and December 2019, we granted 7,750, 6,470, and 4,745 shares of stock, respectively, to our non-executive directors, which were valued and expensed at their grant date fair market value.

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

A summary of the activity of restricted shares and units awarded under our equity incentive plan as of December 31, 2019 and changes during the nine months ended December 31, 2019, is as follows:

		Weighted-Average
		Grant-Date
Incentive Share/Unit Awards	Number of Shares/Units	Fair Value
Unvested as of April 1, 2019	641,013	$13.54
Granted	218,215	8.47
Vested	(457,524)	15.23
Unvested as of December 31, 2019	401,704	$8.87

9.  Revenues

Revenues comprise the following:

	Three months ended		Nine months ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Net pool revenues—related party	$77,470,478	$46,683,295	$208,507,192	$94,816,738
Time charter revenues	7,859,035	8,370,000	29,112,464	28,477,881
Other revenues, net	108,293	60,000	608,571	270,500
Total revenues	$85,437,806	$55,113,295	$238,228,227	$123,565,119

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

The following table summarizes the location on the balance sheet of the financial assets and liabilities that are carried at fair value on a recurring basis, which comprise our financial derivatives, all of which are considered Level 2 items in accordance with the fair value hierarchy:

	December 31, 2019		March 31, 2019
	Current assets	Current liabilities	Current assets	Current liabilities
Derivatives not designated as hedging instruments	Derivative instruments	Derivative instruments	Derivative instruments	Derivative instruments
Forward freight agreements	1,590,000	—	—	—

	December 31, 2019		March 31, 2019
	Other non-current assets	Long-term liabilities	Other non-current assets	Long-term liabilities
Derivatives not designated as hedging instruments	Derivative instruments	Derivative instruments	Derivative instruments	Derivative instruments
Interest rate swap agreements	$1,033,323	$1,466,329	$6,448,498	$—

The effect of derivative instruments within the unaudited interim condensed consolidated statements of operations included herein for the periods presented is as follows:

		Three months ended
Derivatives not designated as hedging instruments	Location of gain/(loss) recognized	December 31, 2019	December 31, 2018
Forward freight agreements—change in fair value	Unrealized gain/(loss) on derivatives	$645,000	$—
Interest rate swap—change in fair value	Unrealized gain/(loss) on derivatives	801,395	(6,669,266)
Interest rate swap—realized gain/(loss)	Realized gain on derivatives	449,276	881,276
Gain/(loss) on derivatives, net		$1,895,671	$(5,787,990)

		Nine months ended
Derivatives not designated as hedging instruments	Location of gain/(loss) recognized	December 31, 2019	December 31, 2018
Forward freight agreements—change in fair value	Unrealized gain/(loss) on derivatives	$1,590,000	$—
Interest rate swap—change in fair value	Unrealized gain/(loss) on derivatives	(6,881,504)	(3,910,190)
Interest rate swap—realized gain/(loss)	Realized gain on derivatives	2,191,417	2,494,832
Gain/(loss) on derivatives, net		$(3,100,087)	$(1,415,358)

As of December 31, 2019 and March 31, 2019, no fair value measurements for assets or liabilities under Level 1 or Level 3 were recognized in the accompanying consolidated balance sheets with the exception of cash and cash equivalents, restricted cash, and securities. We did not have any other assets or liabilities measured at fair value on a non-recurring basis during the three and nine months ended December 31, 2019 and 2018.

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

	December 31, 2019		March 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Corsair Japanese Financing	$44,958,333	$47,063,504	$47,395,833	$45,901,900
Concorde Japanese Financing	49,538,462	52,040,924	51,961,538	50,176,288
Corvette Japanese Financing	50,076,923	52,630,327	52,500,000	50,671,689
CJNP Japanese Financing	19,420,625	20,712,784	20,506,250	20,918,881
CMNL Japanese Financing	18,418,899	19,843,518	19,446,131	19,862,056
CNML Japanese Financing	20,612,351	22,236,801	21,666,369	22,137,090

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

The calculations of basic and diluted EPS for the periods presented are as follows:

	Three months ended		Nine months ended
(In U.S. dollars except share data)	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Numerator:
Net income/(loss)	$35,628,912	$(6,218,652)	$82,415,867	$(34,992,330)
Denominator:
Basic weighted average number of common shares outstanding	53,944,991	54,441,203	54,380,855	54,356,060
Effect of dilutive restricted stock and restricted stock units	231,757	—	234,988	—
Diluted weighted average number of common shares outstanding	54,176,748	54,441,203	54,615,843	54,356,060
EPS:
Basic	$0.66	$(0.11)	$1.52	$(0.64)
Diluted	$0.66	$(0.11)	$1.51	$(0.64)

For the three and nine months ended December 31, 2018,  there were 725,685  shares of unvested restricted stock, which were excluded from the calculation of diluted EPS because the effect of their inclusion would be anti-dilutive. There were no anti-dilutive shares of unvested restricted stock excluded from the calculation of diluted EPS for the three and nine months ended December 31, 2019.

12.  Commitments and Contingencies

Commitments under Contracts for Scrubbers Purchases

We had contractual commitments to purchase scrubbers to reduce sulfur emissions as of:

December 31, 2019
Less than one year	$4,218,540
Total	$4,218,540

These amounts only reflect firm commitments for scrubber purchases as of December 31, 2019 and exclude costs related to their installation. The timing of these payments is subject to change as installation times are finalized.

Operating Leases

Operating lease rent expense was as follows:

	Three months ended		Nine months ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Operating lease rent expense	$141,395	$120,010	$391,411	$353,609

We had the following commitments as a lessee under operating leases relating to our United States, Greece, United Kingdom, and Denmark offices:

December 31, 2019
Less than one year	$531,200
One to three years	395,592
Total	$926,792

Time Charter-in

Charter hire expenses for the third-party time chartered-in VLGC were as follows:

	Three months ended		Nine months ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Charter hire expenses	$2,071,206	$—	$6,181,206	$—

We had the following time charter-in commitments relating to VLGCs either currently in our fleet or contracted to be delivered to our fleet:

December 31, 2019
Less than one year	$8,370,000
One to three years	1,400,000
Total	$9,770,000

Fixed Time Charter Contracts

We had the following future minimum fixed time charter hire receipts based on non-cancelable long-term fixed time charter contracts:

December 31, 2019
Less than one year	$16,675,858
One to three years	31,125,000
Total	$47,800,858

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

13. Professional and Legal Fees Related to the BW Proposal

In 2018, BW LPG Limited and its affiliates (“BW”) made an unsolicited proposal to acquire all of our outstanding common shares and, along with its affiliates, commenced a proxy contest to replace three members of our Board of Directors with nominees proposed by BW (the “BW Proposal”), which was subsequently withdrawn on October 8, 2018. During the three and nine months ended December 31, 2018, significant costs for professional and legal services incurred in connection with the BW Proposal totaled $7.8 million and $10.0 million, respectively.  No such costs were incurred during the nine months ended December 31, 2019.

14. Subsequent Events

Repurchase of Our Common Shares

During January 2020, we repurchased 0.2 million of our common shares for $2.3 million pursuant to our Common Share Repurchase Program, which we held as treasury shares. As of January 31, 2020, we repurchased a total of 1.4 million shares of our common stock for approximately $17.1 million under this program, resulting in $32.9 million of available authorization remaining.

On February 3, 2020, our Board of Directors authorized an increase to our Common Share Repurchase Program to repurchase up to an additional $50 million of shares of our common stock, resulting in an aggregate of $82.9 million of available authorization remaining under the program. Purchases may be made at our discretion in the form of open market repurchase programs, privately negotiated transactions, accelerated share repurchase programs or a combination of these methods. The actual timing and amount of our repurchases will depend on Company and market conditions. We are not obligated to make any common share repurchases under this program.

Chartered-in VLGC

On February 1, 2020, we time chartered-in the 2020-built, hybrid scrubber-fitted Future Diamond to our fleet with an expiration during the first calendar quarter of 2023.

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

Overview

We are a Marshall Islands corporation headquartered in the United States and primarily focused on owning and operating VLGCs, each with a cargo‑carrying capacity of greater than 80,000 cbm, in the LPG shipping industry. Our fleet currently consists of twenty-four VLGC carriers, including nineteen fuel-efficient 84,000 cbm ECO-VLGCs, three 82,000 cbm VLGCs, and two time chartered-in VLGCs.  Seven of our ECO-VLGCs are currently equipped with scrubbers to reduce sulfur emissions and we have commitments related to scrubbers on an additional five of our VLGCs as of February 1, 2020.

Dorian’s nineteen ECO-VLGCs, which incorporate fuel efficiency, emission-reducing technologies, and certain custom features, were acquired by us for an aggregate purchase price of $1.4 billion and delivered to us between July 2014 and February 2016, seventeen of which were delivered during calendar year 2015 or later.

On April 1, 2015, Dorian and Phoenix began operations of the Helios Pool, which entered into pool participation agreements for the purpose of establishing and operating, as charterer, under a variable rate time charter to be entered into with owners or disponent owners of VLGCs, a commercial pool of VLGCs whereby revenues and expenses are shared. The vessels entered into the Helios Pool may operate either in the spot market, pursuant to contracts of affreightment, or COAs, or on time charters of two years' duration or less. As of February 1, 2020, twenty-two of our twenty-four VLGCs were employed in the Helios Pool, including our two time chartered-in VLGCs.

Our customers, either directly or through the Helios Pool, include or have included global energy companies such as Exxon Mobil Corp., Chevron Corp., China International United Petroleum & Chemicals Co., Ltd., Royal Dutch Shell plc, Equinor ASA, Total S.A., and Sunoco LP, commodity traders such as Geogas Trading S.A., Glencore plc, Itochu Corporation, Bayegan Group and the Vitol Group and importers such as E1 Corp., Indian Oil Corporation, SK Gas Co. Ltd. Astomos Energy Corporation, and Oriental Energy Company Ltd.  or subsidiaries of the foregoing.

We continue to pursue a balanced chartering strategy by employing our vessels on a mix of multi-year time charters, some of which may include a profit-sharing component, shorter-term time charters, spot market voyages and COAs. Currently, three of our VLGCs are on fixed-rate time charters outside of the Helios Pool. See “Our Fleet” below for more information and the definition of Pool-TCO.

Recent Developments

During January 2020, we repurchased 0.2 million of our common shares for $2.3 million pursuant to our Common Share Repurchase Program, which we held as treasury shares. As of January 31, 2020, we repurchased a total of 1.4 million shares of our common stock for approximately $17.1 million under this program, resulting in $32.9 million of available authorization remaining.

On February 3, 2020, our Board of Directors authorized an increase to our Common Share Repurchase Program to repurchase up to an additional $50 million of shares of our common stock, resulting in an aggregate of $82.9 million of available authorization remaining under the program.

On February 1, 2020, we time chartered-in the 2020-built, hybrid scrubber-fitted Future Diamond to our fleet with an expiration during the first calendar quarter of 2023.

Selected Financial Data

The following table presents our selected financial data and other information for the three and nine months ended December 31, 2019 and 2018, and as of December 31, 2019 and March 31, 2019, and should be read in conjunction with our unaudited interim condensed consolidated financial statements and other financial information included in this quarterly report.

(in U.S. dollars, except fleet data)	Three months ended		Nine months ended
Statement of Operations Data	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Revenues	$85,437,806	$55,113,295	$238,228,227	$123,565,119
Expenses
Voyage expenses	1,178,702	287,221	2,372,839	822,618
Charter hire expenses	2,071,206	—	6,181,206	—
Vessel operating expenses	19,131,124	16,773,634	52,644,762	50,834,364
Depreciation and amortization	16,710,403	16,430,363	49,450,242	49,133,072
General and administrative expenses	5,037,783	5,156,573	17,669,024	18,768,996
Professional and legal fees related to the BW Proposal	—	7,766,847	—	10,020,436
Total expenses	44,129,218	46,414,638	128,318,073	129,579,486
Other income—related parties	450,169	614,633	1,387,536	1,843,782
Operating income/(loss)	41,758,757	9,313,290	111,297,690	(4,170,585)
Other income/(expenses)
Interest and finance costs	(8,778,905)	(10,000,018)	(27,779,560)	(30,526,971)
Interest income	394,876	413,546	1,101,831	1,326,442
Unrealized gain/(loss) on derivatives	1,446,395	(6,669,266)	(5,291,504)	(3,910,190)
Realized gain on derivatives	449,276	881,276	2,191,417	2,494,832
Other gain/(loss), net	358,513	(157,480)	895,993	(205,858)
Total other income/(expenses), net	(6,129,845)	(15,531,942)	(28,881,823)	(30,821,745)
Net income/(loss)	$35,628,912	$(6,218,652)	$82,415,867	$(34,992,330)
Earnings/(loss) per common share—basic	$0.66	$(0.11)	$1.52	$(0.64)
Earnings/(loss) per common share—diluted	$0.66	$(0.11)	$1.51	$(0.64)
Other Financial Data
Adjusted EBITDA(1)	$59,874,055	$27,230,044	$165,593,789	$50,270,795
Fleet Data
Calendar days(2)	2,024	2,024	6,050	6,050
Time chartered-in days(3)	92	—	275	—
Available days(4)	1,972	2,024	6,106	6,025
Operating days(5)(8)	1,941	1,821	5,897	5,410
Fleet utilization(6)(8)	98.4%	90.0%	96.6%	89.8%
Average Daily Results
Time charter equivalent rate(7)(8)	$43,410	$30,108	$39,996	$22,688
Daily vessel operating expenses(9)	$9,452	$8,287	$8,702	$8,402

(in U.S. dollars)	As of	As of
Balance Sheet Data	December 31, 2019	March 31, 2019
Cash and cash equivalents	$64,691,247	$30,838,684
Restricted cash—current	1,620,000	—
Restricted cash—non-current	35,630,353	35,633,962
Total assets	1,657,833,030	1,625,370,017
Current portion of long-term debt	63,968,414	63,968,414
Long-term debt—net of current portion and deferred financing fees(10)	586,305,003	632,122,372
Total liabilities	675,808,254	712,687,459
Total shareholders’ equity	$982,024,776	$912,682,558

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

The following table sets forth a reconciliation of net income/(loss) to Adjusted EBITDA (unaudited) for the periods presented:

	Three months ended		Nine months ended
(in U.S. dollars)	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Net income/(loss)	$35,628,912	$(6,218,652)	$82,415,867	$(34,992,330)
Interest and finance costs	8,778,905	10,000,018	27,779,560	30,526,971
Unrealized (gain)/loss on derivatives	(1,446,395)	6,669,266	5,291,504	3,910,190
Realized gain on derivatives	(449,276)	(881,276)	(2,191,417)	(2,494,832)
Stock-based compensation expense	651,506	1,230,325	2,848,033	4,187,724
Depreciation and amortization	16,710,403	16,430,363	49,450,242	49,133,072
Adjusted EBITDA	$59,874,055	$27,230,044	$165,593,789	$50,270,795

(2)

We define calendar days as the total number of days in a period during which each vessel in our fleet was owned or operated pursuant to a bareboat charter. Calendar days are an indicator of the size of the fleet over a period and affect both the amount of revenues and the amount of expenses that are recorded during that period.

(3)	We define time chartered-in days as the aggregate number of days in a period during which we time chartered-in vessels from third parties.

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

The following table sets forth a reconciliation of revenues to TCE rate (unaudited) for the periods presented:

(in U.S. dollars, except operating days)	Three months ended		Nine months ended
Numerator:	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Revenues	$85,437,806	$55,113,295	$238,228,227	$123,565,119
Voyage expenses	(1,178,702)	(287,221)	(2,372,839)	(822,618)
Time charter equivalent	$84,259,104	$54,826,074	$235,855,388	$122,742,501

Denominator:
Operating days	1,941	1,821	5,897	5,410
TCE rate:
Time charter equivalent rate	$43,410	$30,108	$39,996	$22,688

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

	Three months ended		Nine months ended
Company Methodology:	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Operating Days	1,941	1,821	5,897	5,410
Fleet Utilization	98.4%	90.0%	96.6%	89.8%
Time charter equivalent rate	$43,410	$30,108	$39,996	$22,688

Alternate Methodology:
Operating Days	1,972	2,023	6,106	6,023
Fleet Utilization	100.0%	100.0%	100.0%	100.0%
Time charter equivalent rate	$42,728	$27,101	$38,627	$20,379

We believe that the Company Methodology using the underlying vessel employment provides more meaningful insight into market conditions and the performance of our vessels.

(9)	Daily vessel operating expenses are calculated by dividing vessel operating expenses by calendar days for the relevant time period.

(10)	Long-term debt is net of deferred financing fees of $11.8 million and $14.0 million as of December 31, 2019 and March 31, 2019, respectively.

Our Fleet

The following table sets forth certain information regarding our fleet as of February 1, 2020.

	Capacity			ECO		Charter
	(Cbm)	Shipyard	Year Built	Vessel(1)	Employment	Expiration(2)
Dorian VLGCs
Captain Markos NL(3)	82,000	Hyundai	2006	—	Pool(6)	—
Captain John NP(3)	82,000	Hyundai	2007	—	Pool-TCO(7)	Q1 2020
Captain Nicholas ML(3)	82,000	Hyundai	2008	—	Pool-TCO(7)	Q4 2020
Comet(4)	84,000	Hyundai	2014	X	Pool(6)	—
Corsair(3)(4)	84,000	Hyundai	2014	X	Time Charter(8)	Q4 2022
Corvette(3)(4)	84,000	Hyundai	2015	X	Pool(6)	—
Cougar	84,000	Hyundai	2015	X	Pool(6)	—
Concorde(3)(4)	84,000	Hyundai	2015	X	Time Charter(9)	Q1 2022
Cobra	84,000	Hyundai	2015	X	Pool(6)	—
Continental(5)	84,000	Hyundai	2015	X	Pool(6)	—
Constitution	84,000	Hyundai	2015	X	Pool(6)	—
Commodore	84,000	Hyundai	2015	X	Pool-TCO(7)	Q4 2020
Cresques(4)	84,000	Daewoo	2015	X	Pool(6)	—
Constellation(4)	84,000	Hyundai	2015	X	Pool(6)	—
Cheyenne	84,000	Hyundai	2015	X	Pool(6)	—
Clermont	84,000	Hyundai	2015	X	Pool(6)	—
Cratis	84,000	Daewoo	2015	X	Pool(6)	—
Chaparral	84,000	Hyundai	2015	X	Pool-TCO(7)	Q1 2020
Copernicus(4)	84,000	Daewoo	2015	X	Pool(6)	—
Commander	84,000	Hyundai	2015	X	Pool(6)	—
Challenger	84,000	Hyundai	2015	X	Pool-TCO(7)	Q4 2020
Caravelle	84,000	Hyundai	2016	X	Pool(6)	—
Total	1,842,000

Time chartered-in VLGC
Laurel Prime(10)	83,305	Mitsubishi	2018	X	Pool(6)	—
Future Diamond(4)(11)	80,876	Hyundai	2020	X	Pool(6)	—

(1)	Represents vessels with very low revolutions per minute, long‑stroke, electronically controlled engines, larger propellers, advanced hull design, and low friction paint.

(2)	Represents calendar year quarters.

(3)	Operated pursuant to a bareboat chartering agreement. See Note 6 to our unaudited condensed consolidated financial statements included herein.

(4)	VLGC equipped with scrubber.

(5)	Currently operating in the Helios Pool after being time-chartered back into our fleet from an existing time charter with a major oil company.

(6)

“Pool” indicates that the vessel operates in the Helios Pool on a voyage charter with a third party and we receive a portion of the pool profits calculated according to a formula based on the vessel’s pro rata performance in the pool.

(7)

“Pool-TCO” indicates that the vessel is operated in the Helios Pool on a time charter out to a third party and we receive a portion of the pool profits calculated according to a formula based on the vessel’s pro rata performance in the pool.

(8)	Currently on a time charter with an oil major that began in November 2019.

(9)	Currently on a time charter with a major oil company that began in March 2019.

(10)	Currently time chartered-in with an expiration during the first calendar quarter of 2020.

(11)	Currently time chartered-in with an expiration during the first calendar quarter of 2023.

Results of Operations – For the three months ended December 31, 2019 as compared to the three months ended December 31, 2018

Revenues

The following table compares our Revenues for the three months ended December 31:

			Increase /	Percent
	2019	2018	(Decrease)	Change
Net pool revenues—related party	$77,470,478	$46,683,295	$30,787,183	65.9%
Time charter revenues	7,859,035	8,370,000	(510,965)	(6.1)%
Other revenues, net	108,293	60,000	48,293	80.5%
Total	$85,437,806	$55,113,295	$30,324,511	55.0%

Revenues, which represent net pool revenues—related party, time charters and other revenues earned by our vessels, were $85.4 million for the three months ended December 31, 2019, an increase of $30.3 million, or 55.0%, from $55.1 million for the three months ended December 31, 2018. The increase is primarily attributable to an increase in average TCE rates and fleet utilization. Average TCE rates increased from $30,108 for the three months ended December 31, 2018 to $43,410 for the three months ended December 31, 2019, primarily as a result of higher spot market rates during the three months ended December 31, 2019 as compared to the three months ended December 31, 2018, partially offset by an increase in bunker prices when comparing these periods. The Baltic Exchange Liquid Petroleum Gas Index, an index published daily by the Baltic Exchange for the spot market rate for the benchmark Ras Tanura-Chiba route (expressed as U.S. dollars per metric ton), averaged $73.300 during the three months ended December 31, 2019 compared to an average of $42.389 for the three months ended December 31, 2018. The average price of heavy fuel oil (expressed as U.S. dollars per metric tonnes) from Singapore and Fujairah increased from $466 during the three months ended December 31, 2018 to $473 during the three months ended December 31, 2019. Our fleet utilization increased from 90.0% during the three months ended December 31, 2018 to 98.4% during the three months ended December 31, 2019.

Charter Hire Expenses

Charter hire expenses for the vessel chartered in from  a third party  were $2.1 million for the three months ended December 31, 2019. No such costs were incurred during the three months ended December 31, 2018.

Vessel Operating Expenses

Vessel operating expenses were $19.1 million during the three months ended December 31, 2019, or $9,452 per vessel per calendar day, which is calculated by dividing vessel operating expenses by calendar days for the relevant time-period for the technically-managed vessels that were in our fleet. Vessel operating expenses per vessel per calendar day increased by $1,165 from $8,287 for the three months ended December 31, 2018 to $9,452 for the three months ended December 31, 2019. The increase in vessel operating expenses for the three months ended December 31, 2019, when compared with the three months ended December 31, 2018, was primarily the result of a $2.1 million, or $1,030 per vessel per calendar day, increase in operating expenses related to the drydocking of vessels including repairs and maintenance, spares and stores, coolant costs, and other drydocking related operating expenses.

General and Administrative Expenses

General and administrative expenses were $5.0 million for the three months ended December 31, 2019, a decrease of $0.2 million, or 2.3%, from $5.2 million for the three months ended December 31, 2018.  This decrease was due to a reduction of $0.6 million in stock-based compensation, partially offset by an increase of $0.4 million in other general and administrative expenses.

Professional and Legal Fees Related to the BW Proposal

In 2018, BW made an unsolicited proposal to acquire all of our outstanding common shares and, along with its affiliates, commenced a proxy contest to replace three members of our Board of Directors with nominees proposed by BW. BW’s unsolicited proposal and proxy contest were subsequently withdrawn on October 8, 2018. Professional (including investment banking fees) and legal fees related to the BW Proposal were $7.8 million for the three months ended December 31, 2018. No such costs were incurred during the three months ended December 31, 2019.

Interest and Finance Costs

Interest and finance costs amounted to $8.8 million for the three months ended December 31, 2019,  a decrease of $1.2 million, or 12.2%, from $10.0 million for the three months ended December 31, 2018. The decrease of $1.2 million during this period was due to a decrease of $1.1 million in interest incurred on our long-term debt, primarily resulting from a decrease in average indebtedness, and a reduction of $0.1 million in amortization of deferred financing fees. Average indebtedness, excluding deferred financing fees, decreased from $739.9 million for the three months ended December 31, 2018 to $676.0 million for the three months ended December 31, 2019. As of December 31, 2019, the outstanding balance of our long-term debt, net of deferred financing fees of $11.8 million, was $650.3 million.

Unrealized Gain/(Loss) on Derivatives

Unrealized gain on derivatives was approximately $1.4 million for the three months ended December 31, 2019, compared to an unrealized loss of $6.7 million for the three months ended December 31, 2018. The $8.1 million difference is attributable to (1) an increase of $7.5 million in the fair value of our interest rate swaps caused by changes in forward LIBOR yield curves and (2) $0.6 million of unrealized gains on our FFA positions.

Results of Operations – For the nine months ended December 31, 2019 as compared to the nine months ended December 31, 2018

Revenues

The following table compares our Revenues for the nine months ended December 31:

			Increase /	Percent
	2019	2018	(Decrease)	Change
Net pool revenues—related party	$208,507,192	$94,816,738	$113,690,454	119.9%
Time charter revenues	29,112,464	28,477,881	634,583	2.2%
Other revenues, net	608,571	270,500	338,071	125.0%
Total	$238,228,227	$123,565,119	$114,663,108	92.8%

Revenues, which represent net pool revenues—related party, time charters and other revenues earned by our vessels, were $238.2 million for the nine months ended December 31, 2019,  an increase of $114.6 million, or 92.8%, from $123.6 million for the nine months ended December 31, 2018. The increase is primarily attributable to an increase in average TCE rates and fleet utilization. Average TCE rates increased from $22,688 for the nine months ended December 31, 2018 to $39,996 for the nine months ended December 31, 2019, primarily as a result of higher spot market rates during the three months ended December 31, 2019 as compared to the three months ended December 31, 2018 along with a reduction in bunker prices. The Baltic Exchange Liquid Petroleum Gas Index, an index published daily by the Baltic Exchange for the spot market rate for the benchmark Ras Tanura-Chiba route (expressed as U.S. dollars per metric ton), averaged $67.183 during the nine months ended December 31, 2019 compared to an average of $36.404 for the nine months ended December 31, 2018. The average price of heavy fuel oil (expressed as U.S. dollars per metric tonnes) from Singapore and Fujairah decreased from $455 during the nine months ended December 31, 2018 to $431 during the nine months ended December 31, 2019. Our fleet utilization increased from 89.8% during the nine months ended December 31, 2018 to 96.6% during the nine months ended December 31, 2019.

Charter Hire Expenses

Charter hire expenses for the vessel chartered in from a third party were $6.2 million for the nine months ended December 31, 2019. No such costs were incurred during the nine months ended December 31, 2018.

Vessel Operating Expenses

Vessel operating expenses were $52.6 million during the nine months ended December 31, 2019, or $8,702 per vessel per calendar day, which is calculated by dividing vessel operating expenses by calendar days for the relevant time-period for the technically-managed vessels that were in our fleet. This was an increase of $1.8 million, or 3.6%, from $50.8 million for the nine months ended December 31, 2018. Vessel operating expenses per vessel per calendar day increased by $300 from $8,402 for the nine months ended December 31, 2018 to $8,702 for the nine months ended December 31, 2019. The increase in vessel operating expenses for the nine months ended December 31, 2019, when compared with the nine months ended December 31, 2018, was primarily the result of a $1.6 million, or $260 per vessel per calendar day, increase in operating expenses related to the drydocking of vessels including repairs and maintenance, spares and stores, coolant costs,  and other drydocking related operating expenses.

General and Administrative Expenses

General and administrative expenses were $17.7 million for the nine months ended December 31, 2019, a decrease of $1.1 million, or 5.9%, from $18.8 million for the nine months ended December 31, 2018.  This decrease was due to a  reduction of $1.3 million in stock-based compensation, partially offset by an increase of $0.2 million in other general and administrative expenses.

Professional and Legal Fees Related to the BW Proposal

In 2018, BW made an unsolicited proposal to acquire all of our outstanding common shares and, along with its affiliates, commenced a proxy contest to replace three members of our Board of Directors with nominees proposed by BW. BW’s unsolicited proposal and proxy contest were subsequently withdrawn on October 8, 2018. Professional (including investment banking fees) and legal fees related to the BW Proposal were $10.0 million for the nine months ended December 31, 2018. No such costs were incurred during the nine months ended December 31, 2019.

Interest and Finance Costs

Interest and finance costs amounted to $27.8 million for the nine months ended December 31, 2019,  a decrease of $2.7 million, or 9.0%, from $30.5 million for the nine months ended December 31, 2018. The decrease of $2.7 million during this period was due to a decrease of $2.5 million in interest incurred on our long-term debt, primarily resulting from a decrease in average indebtedness, and a reduction of $0.2 million in amortization of deferred financing fees. Average indebtedness, excluding deferred financing fees, decreased from $754.9 million for the nine months ended December 31, 2018 to $691.9 million for the nine months ended December 31, 2019. As of December 31, 2019, the outstanding balance of our long-term debt, net of deferred financing fees of $11.8 million, was $650.3 million.

Unrealized Gain/(Loss) on Derivatives

Unrealized loss on derivatives was approximately $5.3 million for the nine months ended December 31, 2019, compared to an unrealized loss of $3.9 million for the nine months ended December 31, 2018. The $1.4 million difference is attributable to a decrease of  $3.0 million in the fair value of our interest rate swaps caused by changes in forward LIBOR yield curves and reductions in notional amounts, partially offset by $1.6 million of unrealized gains on our FFA positions.

Liquidity and Capital Resources

Our business is capital intensive, and our future success depends on our ability to maintain a high‑quality fleet. As of December 31, 2019, we had cash and cash equivalents of $64.7 million, current restricted cash of $1.6 million and non-current restricted cash of $35.6 million.

Our primary source of capital during the nine months ended December 31, 2019  was $110.4 million in cash generated from operations. As of December 31, 2019, the outstanding balance of our long-term debt, net of deferred financing fees of $11.8 million, was $650.3 million including $64.0 million of principal on our long-term debt scheduled to be repaid within the next twelve months.

On July 23, 2019, we entered into an agreement to amend the 2015 Debt Facility as further described in Note 6 to our unaudited interim condensed consolidated financial statements.

On August 5, 2019, our Board of Directors authorized the repurchase of up to $50 million of our common shares through the period ended December 31, 2020. As of February 1, 2020, we repurchased a total of 1.4 million of our common shares for approximately $17.1 million under this program, and have available $32.9 million to repurchase additional common shares under this program. Purchases may be made at our discretion in the form of open market repurchase programs, privately negotiated transactions, accelerated share repurchase programs or a combination of these methods. The actual timing and amount of our repurchases will depend on Company and market conditions. We are not obligated to make any common share repurchases under this program.

On February 3, 2020, our Board of Directors authorized an increase to our Common Share Repurchase Program to repurchase up to an additional $50 million of shares of our common stock, resulting in an aggregate of $82.9 million of available authorization remaining under the program.

Operating expenses, including expenses to maintain the quality of our vessels in order to comply with international shipping standards and environmental laws and regulations, the funding of working capital requirements, long-term debt repayments, financing costs, contractual commitments to purchase scrubbers on certain of our VLGCs, and drydocking and scrubber installation on certain of our VLGCs represent our short‑term, medium‑term and long‑term liquidity needs as of December 31, 2019. We anticipate satisfying our liquidity needs for at least the next twelve months with cash on hand and cash from operations. We may also seek additional liquidity through alternative sources of debt financings and/or through equity financings by way of private or public offerings. However, if these sources are insufficient to satisfy our short-term liquidity needs, or to satisfy our future medium-term or long-term liquidity needs, we may need to seek alternative sources of financing and/or modifications of our existing credit facility and financing arrangements. There is no assurance that we will be able to obtain any such financing or modifications to our existing credit facility and financing arrangements on terms acceptable to us, or at all.

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

Cash Flows

The following table summarizes our cash and cash equivalents provided by/(used in) operating, financing and investing activities for the nine months ended December 31:

	2019	2018
Net cash provided by/(used in) operating activities	$110,376,040	$(4,397,790)
Net cash used in investing activities	(11,007,294)	(3,203,999)
Net cash used in financing activities	(63,830,103)	(50,942,251)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	$35,468,954	$(58,785,548)

Operating Cash Flows.  Net cash provided by operating activities for the nine months ended December 31, 2019 was $110.4 million, compared with net cash used in operating activities of $4.4 million for the nine months ended

December 31, 2018. The increase in cash generated from operations of $114.8 million is primarily related to an increase in operating income, and is partially offset by changes in working capital, mainly from amounts due from the Helios Pool as distributions from the Helios Pool are impacted by the timing of the completion of voyages, spot market rates and bunker prices.

Net cash flow from operating activities depends upon our overall profitability, market rates for vessels employed on voyage charters, charter rates agreed to for time charters, the timing and amount of payments for drydocking expenditures and unscheduled repairs and maintenance, fluctuations in working capital balances and bunker costs.

Investing Cash Flows.  Net cash used in investing activities was $11.0 million for the nine months ended December 31, 2019 compared with net cash used in investing activities of $3.2 million for the nine months ended December 31, 2018. For the nine months ended December 31, 2019, net cash used in investing activities was primarily comprised of our vessel-related capital expenditures of $12.4 million, partially offset by $1.5 million of proceeds from the sale of investment securities.  For the nine months ended December 31, 2018, net cash used in investing activities was primarily comprised of our vessel-related capital expenditures of $2.7 million  and $0.5 million in purchases of investment securities.

Financing Cash Flows.  Net cash used in financing activities was $63.8 million for the nine months ended December 31, 2019, compared with $50.9 million for the nine months ended December 31, 2018. For the nine months ended December 31, 2019, net cash used in financing activities primarily consisted of repayments of long-term debt of $48.0 million and payments for treasury stock repurchases of $15.8 million. For the nine months ended December 31, 2018, net cash used in financing activities consisted of repayments of long-term debt of $114.2 million, payments for treasury stock repurchases of $1.2 million, and payment of debt financing costs of $0.6 million, partially offset by long-term debt borrowings of $65.1 million related to the CJNP Japanese Financing, CMNL Japanese Financing, and CNML Japanese Financing.

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

As our vessels age and our fleet expands, our drydocking expenses will increase. We estimate the current cash outlay for a VLGC special survey to be approximately $1.0 million per vessel (excluding any capital improvements, such as scrubbers and ballast water management systems, to the vessel that may be made during such drydockings) and the cost of an intermediate survey to be between $100,000 and $200,000 per vessel. Ongoing costs for compliance with environmental regulations are primarily included as part of our drydocking and classification society survey costs. Additionally, ballast water management systems are expected to be installed on four of our VLGCs between December 2021 and July 2023 for approximately $0.8 million per vessel. Further, in October 2016, the International Maritime Organization (the “IMO”) set January 1, 2020 as the implementation date for vessels to comply with its low sulfur fuel oil requirement, which cuts sulfur levels from 3.5% to 0.5%. We may comply with this regulation by (i) consuming compliant fuels on board (0.5% sulfur), which are readily available globally since our last quarterly filing, but at a significantly higher cost; (ii) continuing to consume high-sulfur fuel oil by installing scrubbers for cleaning of the exhaust gases to levels at or below compliance with regulations (0.5% sulfur); or (iii) by retrofitting vessels to be powered by liquefied natural gas or LPG, which may be a viable option subject to the relative pricing of compliant low-sulfur fuel (0.5% sulfur) and LPG. Such costs of compliance with the IMO’s low sulfur fuel oil requirement are significant and could have an adverse effect on our operations and financial results. Currently,  seven of our VLGCs are equipped with scrubbers and we have commitments related to scrubbers on an additional five of our VLGCs. We had contractual commitments for scrubber purchases of $4.2 million as of December 31, 2019.  These amounts only reflect firm commitments for scrubber purchases as of December 31, 2019 and exclude costs related to their installation. We are not aware of any other proposed regulatory changes or environmental laws that we expect to have a material impact on our current or future results of operations that we have not already considered. Please see “Item 1A. Risk Factors—Risks Relating to Our Company—We are subject to regulation and liability, including environmental laws, which could require significant expenditures and adversely affect our financial conditions and results of operations” and “Item 1A. Risk Factors—Risks Relating to Our Company—We may incur increasing costs for the drydocking, maintenance or replacement of our vessels as they age, and, as our vessels age, the risks associated with older vessels could adversely affect our ability to obtain profitable charters” in our Annual Report on Form 10-K for the year ended March 31, 2019.

Debt Agreements

For information relating to our secured term loan facilities, refer to Notes 9 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2019 and Note 6 to our unaudited interim condensed consolidated financial statements for the three and nine months ended December 31, 2019 included herein.

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

As of December 31, 2019, independent appraisals of our VLGC fleet had indicators of impairment on ten of our VLGCs in accordance with ASC 360 Property, Plant, and Equipment. We determined estimated net operating cash flows for our VLGCs by applying various assumptions regarding future time charter equivalent revenues net of commissions, operating expenses, scheduled drydockings, expected offhire and scrap values. These assumptions were based on historical data as well as future expectations. We estimated spot market rates by obtaining the trailing 10-year historical average spot market rates, as published by maritime industry researchers. Estimated outflows for operating expenses and drydocking expenses were based on historical and budgeted costs and were adjusted for assumed inflation. Utilization was based on our historical levels achieved in the spot market and estimates of a residual value consistent with scrap rates used in management's evaluation of scrap value. Such estimates and assumptions regarding expected net operating cash flows require considerable judgment and were based upon historical experience, financial forecasts and industry trends and conditions. Therefore, based on this analysis, we concluded that no impairment charge was necessary because we believe the vessel carrying values are recoverable. No impairment charges were recognized for the three and nine months ended December 31, 2019.

In addition, we performed a sensitivity analysis as of December 31, 2019 to determine the effect on recoverability of changes in TCE rates. The sensitivity analysis suggests that we would not incur an impairment charge on any of our VLGCs if daily TCE rates based on the 10-year historical average spot market rates were reduced by 30%. An impairment charge of approximately $12.4 million on seven of our VLGCs would be triggered by a reduction of 40% in the 10-year historical average spot market rates. The amount, if any, and timing of any impairment charges we may recognize in the future will depend upon the then current and expected future charter rates and vessel values, which may differ materially from those used in our estimates as of December 31, 2019.

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

Interest Rate Risk

The LPG shipping industry is capital intensive, requiring significant amounts of investment. Much of this investment is provided in the form of long-term debt. Our 2015 Debt Facility agreement contains interest rates that fluctuate with LIBOR. We have entered into interest rate swap agreements to hedge a majority of our exposure to fluctuations of interest rate risk associated with our 2015 Debt Facility. We have hedged $250 million of non-amortizing principal and $165.2 million of amortizing principal of the 2015 Debt Facility as of December 31, 2019 and thus increasing interest rates could adversely impact our future earnings due to additional interest expense on our unhedged debt. For the 12 months following December 31, 2019, a hypothetical increase or decrease of 20 basis points in the underlying LIBOR rates would result in an increase or decrease of our interest expense on all of our non-hedged interest-bearing debt by approximately $0.1 million assuming all other variables are held constant.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2019. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those internal control systems determined to be effective can provide only a level of reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three and nine months ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our operations outside the United States expose us to global risks, such as political conflict, terrorism and public health threats, which may interfere with the operation of our vessels and could have a material adverse impact on our operating results, revenues and costs.

We are an international company and primarily conduct our operations outside the United States. Changing economic, political and governmental conditions in the countries where we are engaged in business or where our vessels are registered affect us. In the past, political conflicts have resulted in attacks on vessels or other petroleum-related infrastructures, mining of waterways and other efforts to disrupt shipping. Continuing conflicts, instability and other recent developments in the Middle East and elsewhere, including recent attacks involving vessels and vessel seizures in the Strait of Hormuz and off the coast of Gibraltar, the recent attack on an Iranian tanker near the Saudi Arabian port city of Jeddah and the presence of U.S. or other armed forces in Afghanistan, may lead to additional acts of terrorism or armed conflict around the world, and our vessels may face higher risks of being attacked or detained, or shipping routes transited by our vessels, such as the Strait of Hormuz, may be otherwise disrupted. In addition, future hostilities or other political instability in regions where our vessels trade could affect our trade patterns and adversely affect our operations and performance. Further hostilities in or closure of major waterways in the Middle East, Black Sea, or South China Sea region could adversely affect the availability of and demand for crude oil and petroleum products, as well as LPG, and negatively affect our investment and our customers' investment decisions over an extended period of time. In addition, sanctions against oil exporting countries such as Iran, Russia, Sudan and Syria may also impact the availability of crude oil, petroleum products and LPG would increase the availability of applicable vessels thereby impacting negatively charter rates.

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

In addition, public health threats, such as the coronavirus, influenza and other highly communicable diseases or viruses, outbreaks of which have from time to time occurred in various parts of the world in which we operate, including China, could adversely impact our operations, and the operations of our customers.

Any of these occurrences and related consequences could have a material adverse impact on our operating results, revenues and costs.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The table below sets forth information regarding our purchases of our common stock during the quarterly period ended December 31, 2019:

			Total
			Number of
			Shares
			Purchased as
			Part of	Maximum Dollar
	Total		Publicly	Value of Shares
	Number	Average	Announced	that May Yet Be
	of Shares	Price Paid	Plans or	Purchased Under the
Period	Purchased	Per Share	Programs	Plan or Programs
October 1 to 31, 2019	47,875	$10.45	47,875	$43,324,653
November 1 to 30, 2019	502,800	12.89	502,600	36,847,794
December 1 to 31, 2019	110,800	14.87	110,800	35,200,165
Total	661,475	$13.04	661,275	$35,200,165

On August 5, 2019, our Board of Directors authorized a program to repurchase up to $50 million of our common shares on or before December 31, 2020.  Purchases of our common shares during the quarterly period ended December 31, 2019 represent share repurchases under this program along with common shares reacquired in satisfaction of tax withholding obligations upon vesting of employee restricted equity awards.

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

Dorian LPG Ltd.
(Registrant)

Date: February 4, 2020	/s/ John C. Hadjipateras
John C. Hadjipateras
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 4, 2020	/s/ Theodore B. Young
Theodore B. Young
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)