Form 10-K
period 2020-03-31
DORIAN LPG LTD.
filed 2020-06-12
CIK 1596993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2020

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

Large accelerated filer ◻	Accelerated filer ☒	Non-accelerated filer ◻	
Smaller reporting company ◻	Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻



Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ◻No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates, based upon the closing price of common stock as reported on the New York Stock Exchange as of September 30, 2019, was approximately $414,273,991. For this purpose, all outstanding shares of common stock have been considered held by non-affiliates, other than the shares beneficially owned by directors, officers and shareholders of 10% or more of the registrant’s outstanding common shares, without conceding that any of the excluded parties are "affiliates" of the registrant for purposes of the federal securities laws. As of June 9, 2020, there were 50,827,952 shares of the registrant’s common stock outstanding.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), including analyses and other information based on forecasts of future results and estimates of amounts not yet determinable and statements relating to our future prospects, developments and business strategies. Such forward-looking statements are intended to be covered by the safe harbor provided for under the sections referenced in the immediately preceding sentence and the PSLRA. Forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “likely,” “may,” “might,” “pending,” “plan,” “possible,” “potential,” “predict,” “project,” “seeks,” “should,” “targets,” “will,” “would,” and similar expressions, terms and phrases, including references to assumptions.

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

•	the timing, cost and prospects of purchasing, installing and operating exhaust gas cleaning systems (commonly referred to as “scrubbers”) to reduce sulfur emissions on certain of our vessels;

•	charterers’ increasing emphasis on environmental and safety concerns;

•	general economic conditions and specific economic conditions in the oil and natural gas industry and the countries and regions where LPG is produced and consumed;

•	potential turmoil in the global financial markets;

•	the supply of and demand for LPG, which is affected by the production levels and price of oil, refined petroleum products and natural gas, including production from United States shale fields;

•	changes in demand resulting from changes in the Organization of the Petroleum Exporting Countries’ (OPEC’s) petroleum production levels and worldwide oil consumption and storage

•	completion of infrastructure projects to support marine transportation of LPG, including export terminals and pipelines;

•	changes to the supply and demand for LPG vessels as a result of, among other things, the expansion of the Panama Canal;

•	oversupply of or limited demand for LPG vessels comparable to ours or higher specification vessels;

•	competition in the LPG shipping industry;

•	our ability to profitably employ our vessels, including vessels participating in the Helios Pool (defined below);

•	our ability to realize the expected benefits from our time chartered-in vessels, including those in the Helios Pool;

•	our continued ability to enter into profitable long-term time charters;

•	future purchase prices of newbuildings and secondhand vessels and timely deliveries of such vessels (if any);

•	our ability to compete successfully for future chartering opportunities and newbuilding opportunities (if any);

•	the failure of our or the Helios Pool’s significant customers to perform their obligations to us or to the Helios Pool;

•	the performance of the Helios Pool;

•	the loss or reduction in business from our or the Helios Pool’s significant customers;

•

the availability of financing and refinancing, as well as our financial condition and liquidity, including our ability to obtain such financing or refinancing in the future to fund capital expenditures, acquisitions and other general corporate purposes, the terms of such financing and our ability to comply with the restrictions and other covenants set forth in our existing and future debt agreements and financing arrangements;

•	our ability to repay or refinance our existing debt and settling of interest rate swaps (if any);

•	our costs, including crew wages, insurance, provisions, repairs and maintenance, general and administrative expenses. dry-docking, and bunker prices, as applicable;

•	our dependence on key personnel;

•	the availability of skilled workers and the related labor costs;

•	developments regarding the technologies relating to oil exploration and the effects of new products and new technology in our industry;

•

operating hazards in the maritime transportation industry, including accidents, political events, international hostilities and instability, armed conflict, piracy, attacks on vessels or other petroleum-related infrastructures and acts by terrorists, which may cause potential disruption of shipping routes;

•	the impact of public health threats, pandemics and outbreaks of other highly communicable diseases;

•

the length and severity of the recent coronavirus outbreak (COVID-19), including its impact on the demand for commercial seaborne transportation for LPG and the condition of financial markets and the potential knock-on impacts to our global operations, including with respect to our disports in China and the Far East;

•	the adequacy of our insurance coverage in the event of a catastrophic event;

•	compliance with and changes to governmental, tax, environmental and safety laws and regulations;

•	changes in domestic and international political and geopolitical conditions, including trade conflicts and the imposition of tariffs or otherwise on LPG or LPG products;

•	fluctuations in currencies and interest rates;

•	the impact of the discontinuance of LIBOR after 2021 on any of the Company’s debt that references LIBOR in the interest rate;

•	compliance with the United States Foreign Corrupt Practices Act of 1977, the United Kingdom Bribery Act 2010, or other applicable regulations relating to bribery;

•	changes in laws, treaties or regulations;

•	the volatility of the price of shares of our common stock (“ common shares”);

•	our incorporation under the laws of the Republic of the Marshall Islands and the different rights to relief that may be available compared to other countries, including the United States; and

•	other factors detailed in this report and from time to time in our periodic reports.

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

Overview

Dorian was incorporated on July 1, 2013 under the laws of the Republic of the Marshall Islands, is headquartered in the United States and is engaged in the transportation of LPG.  Specifically, Dorian and its subsidiaries are focused on owning and operating VLGCs in the LPG shipping industry. Our founding executives have managed vessels in the LPG shipping market since 2002. Our fleet currently consists of twenty-four VLGCs, including our nineteen new fuel-efficient 84,000 cbm ECO-design VLGCs, or our ECO VLGCs, three 82,000 cbm VLGCs, and two time chartered-in VLGCs.  The twenty-two VLGCs in our fleet, excluding the  two time chartered-in vessels, have an aggregate carrying capacity of approximately 1.8 million cbm and an average age of 6.0 years as of June 9, 2020.  Nine of our technically-managed ECO VLGCs are fitted with exhaust gas cleaning systems (commonly referred to as “scrubbers”) to reduce sulfur emissions and another one of our ECO VLGCs is currently in the process of being scrubber-fitted. We have commitments related to scrubbers on an additional two of our VLGCs.  We provide in-house commercial and technical management services for all of our vessels, including our vessels deployed in the Helios Pool, which may also receive commercial management services from Phoenix (defined below). Excluding our time chartered-in vessels,  we provide in-house technical management services for all of our vessels, including our vessels deployed in the Helios Pool.

On April 1, 2015, we and Phoenix Tankers Pte. Ltd., or Phoenix, a wholly-owned subsidiary of Mitsui OSK Lines Ltd., an unaffiliated third party, began operation of Helios LPG Pool LLC, or the Helios Pool, a joint venture owned 50% by us and 50% by Phoenix. We believe that the operation of certain of our VLGCs in this pool allows us to achieve better market coverage and utilization. Vessels entered into the Helios Pool are commercially managed jointly by Dorian LPG (UK) Ltd., our wholly-owned subsidiary, and Phoenix. The members of the Helios Pool share in the net pool revenues generated by the entire group of vessels participating in the pool, weighted according to certain technical vessel characteristics, and net pool revenues are distributed as variable rate time charter hire to each participant. The vessels entered into the Helios Pool may operate either in the spot market, pursuant to contracts of affreightment, or COAs, or on time charters of two years' duration or less. We and Phoenix have agreed that the Helios Pool will have a right of first refusal to operate each VLGC in our respective fleets not employed on a time charter of more than two years duration. As of June 9, 2020, the Helios Pool operated thirty-five VLGCs, including twenty-two vessels from our fleet,  three Phoenix vessels, five vessels from other participants, and five time chartered-in vessels, including the two time chartered-in vessels.

Our Fleet

The following table sets forth certain information regarding our fleet as of June 9, 2020:

	Capacity			ECO	Scrubber		Charter
	(Cbm)	Shipyard	Year Built	Vessel(1)	Equipped	Employment	Expiration(2)
Dorian VLGCs
Captain Markos NL(3)	82,000	Hyundai	2006	—	—	Pool(4)	—
Captain John NP(3)	82,000	Hyundai	2007	—	—	Pool(4)	—
Captain Nicholas ML(3)	82,000	Hyundai	2008	—	—	Pool-TCO(5)	Q4 2020
Comet	84,000	Hyundai	2014	X	X	Pool(4)	—
Corsair(3)	84,000	Hyundai	2014	X	X	Time Charter(6)	Q4 2022
Corvette(3)	84,000	Hyundai	2015	X	X	Pool(4)	—
Cougar	84,000	Hyundai	2015	X	—	Pool(4)	—
Concorde(3)	84,000	Hyundai	2015	X	X	Time Charter(7)	Q1 2022
Cobra	84,000	Hyundai	2015	X	—	Pool(4)	—
Continental(8)	84,000	Hyundai	2015	X	—	Pool(4)	—
Constitution(9)	84,000	Hyundai	2015	X	—	Pool(4)	—
Commodore	84,000	Hyundai	2015	X	—	Pool-TCO(5)	Q4 2020
Cresques(3)	84,000	Daewoo	2015	X	X	Pool(4)	—
Constellation	84,000	Hyundai	2015	X	X	Pool(4)	—
Cheyenne	84,000	Hyundai	2015	X	X	Pool(4)	—
Clermont	84,000	Hyundai	2015	X	—	Pool(4)	—
Cratis	84,000	Daewoo	2015	X	X	Pool(4)	—
Chaparral	84,000	Hyundai	2015	X	—	Pool(4)	—
Copernicus	84,000	Daewoo	2015	X	X	Pool(4)	—
Commander	84,000	Hyundai	2015	X	—	Pool(4)	—
Challenger	84,000	Hyundai	2015	X	—	Pool-TCO(5)	Q4 2020
Caravelle	84,000	Hyundai	2016	X	—	Pool(4)	—
Total	1,842,000

Time chartered-in VLGCs
Future Diamond(10)	80,876	Hyundai	2020	X	X	Pool(4)	—
Astomos Earth(11)	83,426	Mitsubishi	2012	—	—	Pool(4)	—

(1)	Represents vessels with very low revolutions per minute, long‑stroke, electronically controlled engines, larger propellers, advanced hull design, and low friction paint.

(2)	Represents calendar year quarters.

(3)	Operated pursuant to a bareboat chartering agreement. See Notes 9 and 23 and to our consolidated financial statements included herein.

(4)

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

(6)	Currently on a time charter with an oil major that began in November 2019.

(7)	Currently on time charter with a major oil company that began in March 2019.

(8)	Currently operating in the Helios Pool after being time-chartered back into our fleet from an existing time charter with a major oil company.

(9)	Currently in the process of being scrubber-equipped.

(10)	Currently time chartered-in to our fleet with an expiration during the first calendar quarter of 2023.

(11)	Currently time chartered-in with an expiration during the second calendar quarter of 2021.

The LPG Shipping Industry

International seaborne LPG transportation services are generally provided by two types of operators: LPG distributors and traders and independent shipowners. Traditionally the main trading route in our industry has been the transport of LPG from the Arabian Gulf to Asia. With the emergence of the United States as a major LPG export hub, the United States Gulf to Asia and United States to Europe have become important trade routes. Vessels are generally operated under time charters, bareboat charters, spot charters, or COAs. LPG distributors and traders use their fleets not only to transport their own LPG, but also to transport LPG for third-party charterers in direct competition with independent owners and operators in the tanker charter market. We operate in markets that are highly competitive and based primarily on supply and demand of available vessels. Generally, we compete for charters based upon charter rate, customer relationships, operating expertise, professional reputation and vessel specifications (size, age and condition). We also believe that our in-house technical and commercial management allows us to provide superior customer service and reliability that enhances our relationships with our charterers. Our industry is subject to strict environmental regulation, including the treatment of ballast water and greenhouse gas emissions regulations, and we believe our modern, ECO-class fleet and our high level of crew training and vessel maintenance make us a preferred provider of VLGC tonnage.

Our Customers

Our customers, either directly or through the Helios Pool, include or have included global energy companies such as Exxon Mobil Corp., Chevron Corp., China International United Petroleum & Chemicals Co., Ltd., Royal Dutch Shell plc, Equinor ASA, Total S.A., and Sunoco LP, commodity traders such as Geogas Trading S.A., Itochu Corporation, Bayegan Group and the Vitol Group and importers such as E1 Corp., Indian Oil Corporation, SK Gas Co. Ltd. Astomos Energy Corporation, and Oriental Energy Company Ltd. or subsidiaries of the foregoing. See “Item 7. Management Discussion and Analysis—Overview” for a discussion of our customers that accounted for more than 10% of our total revenues and “Item 1A. Risk Factors—We expect to be dependent on a limited number of customers for a material part of our revenues, and failure of such customers to meet their obligations could cause us to suffer losses or negatively impact our results of operations and cash flows.” For the years ended March 31, 2020,  2019 and 2018 approximately 89.4%, 75.9% and 67.1% of our revenues, respectively, were generated through the Helios Pool as net pool revenues—related party. See “Item 1A. Risk Factors—We and the Helios Pool operate exclusively in the LPG shipping industry. Due to our lack of diversification and the lack of diversification of the Helios Pool, adverse developments in the LPG shipping industry may adversely affect our business, financial condition and operating results.”

We intend to continue to pursue a balanced chartering strategy by employing our vessels on a mix of multi-year time charters, some of which may include a profit-sharing component, shorter-term time charters, spot market voyages and COAs. Two of our vessels are currently on fixed time charters outside of the Helios Pool with an average remaining term of 2.0 years as of June 9, 2020, and three of our VLGCs are on Pool-TCO within the Helios Pool. See “Our Fleet” above for more information.

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

Competition

LPG carrier capacity is primarily a function of the size of the existing world fleet, the number of newbuildings being delivered and the scrapping of older vessels. According to industry sources, as of June 8, 2020, there were 1,485 LPG capable carriers with an aggregate capacity of approximately 36.4 million cbm. As of such date, a further 90 LPG capable carriers with an aggregate carrying capacity of roughly 4.0 million cbm were on order for delivery by the end of 2022, equivalent to 10.9% of the existing fleet in capacity terms. In contrast to oil tankers and drybulk carriers, according to industry sources, the number of shipyards with LPG carrier experience is more limited. In the VLGC sector in which we operate, as of June 8, 2020, there were 296 vessels with an aggregate carrying capacity of 24.3 million cbm in the world fleet with 33 vessels on order for delivery by the end of 2022.

Our largest competitors for VLGC shipping services include BW LPG Ltd., or BWLPG, Avance Gas Holding Ltd., or Avance, Petredec, and Astomos Energy Corporation. According to industry sources, there were approximately 55 owners in the worldwide VLGC fleet as of June 8, 2020, with the top ten owners possessing 55.0% of the total fleet on a vessel count basis. Competition for the transportation of LPG depends on the price, location, size, age, condition and acceptability of the vessel to the charterer. We believe we own and operate the youngest and second largest fleet in the VLGC size segment, which, in our view, enhances our position relative to that of our competitors. Our 22 VLGCs (excluding the two time chartered-in vessels) have an average age of 6.0 years compared to the global VLGC fleet’s average age of 9.7 years. But see “Item 1A. Risk Factors—We face substantial competition in trying to expand relationships with existing customers and obtain new customers.”

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

Employees

As of March 31, 2020, we employed 74 persons in our offices in the United States, Greece, Denmark and the United Kingdom. In addition to our shore-based employees, we had approximately 511 seafaring staff serving on our commercially-managed vessels. Seafarers are sourced from seafarer recruitment and placement service agencies and are employed with short-term employment contracts.

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

We have also obtained loss of hire insurance to protect us against loss of income in the event one of our vessels cannot be employed due to damage that is covered under the terms of our hull and machinery insurance (marine and war risks). Under our loss of hire policies, our insurer will pay us an agreed daily rate in respect of each VLGC in excess of 14 days for marine risks and 7 days for war risks for the time that the vessel is out of service as a result of damage, for a maximum of 180 days.

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

Our current protection and indemnity insurance coverage for pollution is $1.0 billion per vessel per incident. The thirteen P&I clubs that comprise the International Group of Protection and Indemnity Clubs, or the International Group, insure approximately 90% of the world's commercial tonnage and have entered into a pooling agreement to reinsure each association's liabilities. Each P&I club has capped its exposure in this pooling agreement so that the maximum claim covered by the pool and its reinsurance would be approximately $8.4 billion per accident or occurrence. We are a member of three P&I clubs: The Standard Club Ireland DAC, The United Kingdom Mutual Steamship Assurance Association (Europe) Limited and The London Steam‑Ship Owners' Mutual Insurance Association Limited. As a member of these P&I clubs, we are subject to a call for additional premiums based on the clubs' claims record, as well as the claims record of all other members of the P&I clubs comprising the International Group. However, our P&I clubs have reinsured the risk of additional premium calls to limit our additional exposure. This reinsurance is subject to a cap, and there is the risk that the full amount of the additional call would not be covered by this reinsurance.

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

International Maritime Organization

The International Maritime Organization, the United Nations agency for maritime safety and the prevention of pollution by vessels (the “IMO”), has adopted the International Convention for the Prevention of Pollution from Ships, 1973, as modified by the Protocol of 1978 relating thereto, collectively referred to as MARPOL 73/78 and herein as “MARPOL,” the International Convention for the Safety of Life at Sea of 1974 (“SOLAS Convention”), and the International Convention on Load Lines of 1966 (the “LL Convention”). MARPOL establishes environmental standards relating to oil leakage or spilling, garbage management, sewage, air emissions, handling and disposal of noxious liquids and the handling of harmful substances in packaged forms. MARPOL is applicable to LPG carriers as well as other vessels, and is broken into six Annexes, each of which regulates a different source of pollution. Annex I relates to oil leakage or spilling; Annexes II and III relate to harmful substances carried in bulk in liquid or in packaged form, respectively; Annexes IV and V relate to sewage and garbage management, respectively; and Annex VI, lastly, relates to air emissions. Annex VI was separately adopted by the IMO in September of 1997; new emissions standards, titled IMO-2020, took effect on January 1, 2020.

Vessels that transport gas, including LPG carriers, are also subject to regulation under the International Code for the Construction and Equipment of Ships Carrying Liquefied Gases in Bulk, or the “IGC Code,” published by the IMO. The IGC Code provides a standard for the safe carriage of LPG and certain other liquid gases by prescribing the design and construction standards of vessels involved in such carriage. The completely revised and updated IGC Code entered into force in 2016, and the amendments were developed following a comprehensive five-year review and are intended to take into account the latest advances in science and technology. Compliance with the IGC Code must be evidenced by a Certificate of Fitness for the Carriage of Liquefied Gases in Bulk. Non-compliance with the IGC Code or other applicable IMO regulations may subject a shipowner or a bareboat charterer to increased liability, may lead to decreases in available insurance coverage for affected vessels and may result in the denial of access to, or detention in, some ports. We believe that each of our vessels is in compliance with the IGC Code.

Air Emissions

In September of 1997, the IMO adopted Annex VI to MARPOL to address air pollution from vessels. Effective May 2005, Annex VI sets limits on sulfur oxide and nitrogen oxide emissions from all commercial vessel exhausts and prohibits “deliberate emissions” of ozone depleting substances (such as halons and chlorofluorocarbons), emissions of volatile compounds from cargo tanks and the shipboard incineration of specific substances. Annex VI also includes a global cap on the sulfur content of fuel oil and allows for special areas to be established with more stringent controls on sulfur emissions, as explained below. Emissions of “volatile organic compounds” from certain vessels, and the shipboard incineration (from incinerators installed after January 1, 2000) of certain substances (such as polychlorinated biphenyls, or “PCBs”) are also prohibited. We believe that all our vessels are currently compliant in all material respects with these regulations.

The Marine Environment Protection Committee, or “MEPC,” adopted amendments to Annex VI regarding emissions of sulfur oxide, nitrogen oxide, particulate matter and ozone depleting substances, which entered into force on July 1, 2010. The amended Annex VI seeks to further reduce air pollution by, among other things, implementing a progressive reduction of the amount of sulfur contained in any fuel oil used on board ships. On October 27, 2016, at its 70th session, the MEPC agreed to implement a global 0.5% m/m sulfur oxide emissions limit (reduced from 3.50%) starting from January 1, 2020 (the “IMO 2020 Cap”). This limitation can be met by using low-sulfur compliant fuel oil, alternative fuels or certain exhaust gas cleaning systems. Once the cap becomes effective, ships will be required to obtain bunker delivery notes and International Air Pollution Prevention (“IAPP”) Certificates from their flag states that specify sulfur content. Additionally, at MEPC 73, amendments to Annex VI to prohibit the carriage of bunkers above 0.5% sulfur on ships were adopted and will take effect March 1, 2020. These regulations subject ocean-going vessels to stringent emissions controls, and may cause us to incur substantial costs.

Sulfur content standards are even stricter within certain “Emission Control Areas,” or (“ECAs”). As of January 1, 2015, ships operating within an ECA were not permitted to use fuel with sulfur content in excess of 0.1% m/m. Amended Annex VI establishes procedures for designating new ECAs. Currently, the IMO has designated four ECAs, including specified portions of the Baltic Sea area, North Sea area, North American area and United States Caribbean area. Ocean-going vessels in these areas will be subject to stringent emission controls and may cause us to incur additional costs. Other areas in China are subject to local regulations that impose stricter emission controls. If other ECAs are approved by the IMO, or other new or more stringent requirements relating to emissions from marine diesel engines or port operations by vessels are adopted by the U.S. Environmental Protection Agency (“EPA”) or the states where we operate, compliance with these regulations could entail significant capital expenditures or otherwise increase the costs of our operations.

Amended Annex VI also establishes new tiers of stringent nitrogen oxide emissions standards for marine diesel engines, depending on their date of installation. At the MEPC meeting held from March to April 2014, amendments to Annex VI were adopted which address the date on which Tier III Nitrogen Oxide (NOx) standards in ECAs will go into effect. Under the amendments, Tier III NOx standards apply to ships that operate in the North American and U.S. Caribbean Sea ECAs designed for the control of NOx produced by vessels with a marine diesel engine installed and constructed on or after January 1, 2016. Tier III requirements could apply to areas that will be designated for Tier III NOx in the future. At MEPC 70 and MEPC 71, the MEPC approved the North Sea and Baltic Sea as ECAs for nitrogen oxide for ships built on or after January 1, 2021. The EPA promulgated equivalent (and in some senses stricter) emissions standards in 2010. As a result of these designations or similar future designations, we may be required to incur additional operating or other costs.

As determined at the MEPC 70, the new Regulation 22A of MARPOL Annex VI became effective as of March 1, 2018 and requires ships above 5,000 gross tonnage to collect and report annual data on fuel oil consumption to an IMO database, with the first year of data collection having commenced on January 1, 2019. The IMO intends to use such data as the first step in its roadmap (through 2023) for developing its strategy to reduce greenhouse gas emissions from ships, as discussed further below.

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

The ISM Code requires that vessel operators obtain a safety management certificate for each vessel they operate. This certificate evidences compliance by a vessel’s management with the ISM Code requirements for a safety management system. No vessel can obtain a safety management certificate unless its manager has been awarded a document of compliance, issued by each flag state, under the ISM Code. We have obtained applicable documents of compliance for our offices and safety management certificates for all of our vessels for which the certificates are required by the IMO. The documents of compliance and safety management certificates are renewed as required.

Regulation II-1/3-10 of the SOLAS Convention governs ship construction and stipulates that ships over 150 meters in length must have adequate strength, integrity and stability to minimize risk of loss or pollution. Goal-based standards amendments in SOLAS regulation II-1/3-10 entered into force in 2012.

Amendments to the SOLAS Convention Chapter VII apply to vessels transporting dangerous goods and require those vessels be in compliance with the International Maritime Dangerous Goods Code (“IMDG Code”). Effective January 1, 2018, the IMDG Code includes (1) updates to the provisions for radioactive material, reflecting the latest provisions from the International Atomic Energy Agency, (2) new marking, packing and classification requirements for dangerous goods and (3) new mandatory training requirements. Amendments which took effect on January 1, 2020 also reflect the latest material from the UN Recommendations on the Transport of Dangerous Goods, including (1) new provisions regarding IMO type 9 tank, (2) new abbreviations for segregation groups, and (3) special provisions for carriage of lithium batteries and of vehicles powered by flammable liquid or gas.

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

Furthermore, recent action by the IMO’s Maritime Safety Committee and United States agencies indicates that cybersecurity regulations for the maritime industry are likely to be further developed in the near future in an attempt to combat cybersecurity threats. For example, cyber-risk management systems must be incorporated by ship-owners and managers by 2021. This might cause companies to create additional procedures for monitoring cybersecurity, which could require additional expenses and/or capital expenditures. The impact of such regulations is hard to predict at this time.

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

On December 4, 2013, the IMO Assembly passed a resolution revising the application dates of the BWM Convention so that the dates are triggered by the entry into force date and not the dates originally in the BWM Convention. This, in effect, makes all vessels delivered before the entry into force date “existing vessels” and allows for the installation of ballast water management systems on such vessels at the first International Oil Pollution Prevention (“IOPP”) renewal survey following entry into force of the convention. The MEPC adopted updated guidelines for approval of ballast water management systems (G8) at MEPC 70. At MEPC 71, the schedule regarding the BWM Convention’s implementation dates was also discussed and amendments were introduced to extend the date existing vessels are subject to certain ballast water standards. Those changes were adopted at MEPC 72. Ships over 400 gross tons generally must comply with a “D-1 standard,” requiring the exchange of ballast water only in open seas and away from coastal waters. The “D-2 standard” specifies the maximum amount of viable organisms allowed to be discharged, and compliance dates vary depending on the IOPP renewal dates. Depending on the date of the IOPP renewal survey, existing vessels must comply with the D-2 standard on or after September 8, 2019. For most ships, compliance with the D-2 standard will involve installing on-board systems to treat ballast water and eliminate unwanted organisms. Ballast water management systems, which include systems that make use of chemical, biocides, organisms or biological mechanisms, or which alter the chemical or physical characteristics of the ballast water, must be approved in accordance with IMO Guidelines (Regulation D-3). As of October 13, 2019, MEPC 72’s amendments to the BWM Convention took effect, making the Code for Approval of Ballast Water Management Systems, which governs assessment of ballast water management systems, mandatory rather than permissive, and formalized an implementation schedule for the D-2 standard. Under these amendments, all ships must meet the D-2 standard by September 8, 2024. Costs of compliance with these regulations may be substantial.

Once mid-ocean ballast exchange or ballast water treatment requirements become mandatory under the BWM Convention, the cost of compliance could increase for ocean carriers and may have a material effect on our operations. However, many countries already regulate the discharge of ballast water carried by vessels from country to country to prevent the introduction of invasive and harmful species via such discharges. The U.S., for example, requires vessels entering its waters from another country to conduct mid-ocean ballast exchange, or undertake some alternate measure, and to comply with certain reporting requirements.

The IMO adopted the International Convention on Civil Liability for Oil Pollution Damage of 1969, as amended by different Protocols in 1976, 1984 and 1992, and amended in 2000 (“the CLC”). Under the CLC and depending on whether the country in which the damage results is a party to the 1992 Protocol to the CLC, a vessel’s registered owner may be strictly liable for pollution damage caused in the territorial waters of a contracting state by discharge of persistent oil, subject to certain exceptions. The 1992 Protocol changed certain limits on liability expressed using the International Monetary Fund currency unit, the Special Drawing Rights. The limits on liability have since been amended so that the compensation limits on liability were raised. The right to limit liability is forfeited under the CLC where the spill is caused by the shipowner’s actual fault and under the 1992 Protocol where the spill is caused by the shipowner’s intentional or reckless act or omission where the shipowner knew pollution damage would probably result. The CLC requires ships over 2,000 tons covered by it to maintain insurance covering the liability of the owner in a sum equivalent to an owner’s liability for a single incident. We have protection and indemnity insurance for environmental incidents. P&I Clubs in the International Group issue the required Bunkers Convention “Blue Cards” to enable signatory states to issue certificates. All of our vessels are in possession of a CLC State issued certificate attesting that the required insurance coverage is in force.

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

Hazardous Substances

In 1996, the International Convention on Liability and Compensation for Damages in Connection with the Carriage of Hazardous and Noxious Substances by Sea, or HNS, was adopted and subsequently amended by the 2010 Protocol, or the 2010 HNS Convention. Our LPG vessels may also become subject to the HNS Convention if it is entered into force. The Convention creates a regime of liability and compensation for damage from hazardous and noxious substances, including liquefied gases. The 2010 HNS Convention sets up a two-tier system of compensation composed of compulsory insurance taken out by shipowners and an HNS Fund which comes into play when the insurance is insufficient to satisfy a claim or does not cover the incident. Under the 2010 HNS Convention, if damage is caused by bulk HNS, claims for compensation will first be sought from the shipowner up to a maximum of 100 million Special Drawing Rights (“SDR”). If the damage is caused by packaged HNS or by both bulk and packaged HNS, the maximum liability is 115 million SDR. Once the limit is reached, compensation will be paid from the HNS Fund up to a maximum of 250 million SDR. The 2010 HNS Convention has not been ratified by a sufficient number of countries to enter into force, and we cannot estimate the costs that may be needed to comply with any such requirements that may be adopted with any certainty at this time.

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

Under OPA, vessel owners and operators are “responsible parties” and are jointly, severally and strictly liable (unless the spill results solely from the act or omission of a third party, an act of God or an act of war) for all containment and clean-up costs and other damages arising from discharges or threatened discharges of oil from their vessels, including bunkers (fuel). OPA defines these other damages broadly to include:

(i)	injury to, destruction or loss of, or loss of use of, natural resources and related assessment costs;

(ii)	injury to, or economic losses resulting from, the destruction of real and personal property;

(iii)	loss of subsistence use of natural resources that are injured, destroyed or lost;

(iv)	net loss of taxes, royalties, rents, fees or net profit revenues resulting from injury, destruction or loss of real or personal property, or natural resources;

(v)	lost profits or impairment of earning capacity due to injury, destruction or loss of real or personal property or natural resources; and

(vi)

net cost of increased or additional public services necessitated by removal activities following a discharge of oil, such as protection from fire, safety or health hazards, and loss of subsistence use of natural resources.

OPA contains statutory caps on liability and damages; such caps do not apply to direct cleanup costs. Effective November 12, 2019, the USCG adjusted the limits of OPA liability for a tank vessel, other than a single-hull tank vessel, over 3,000 gross tons liability to the greater of $2,300 per gross ton or $19,943,400 (subject to periodic adjustment for inflation). These limits of liability do not apply if an incident was proximately caused by the violation of an applicable U.S. federal safety, construction or operating regulation by a responsible party (or its agent, employee or a person acting pursuant to a contractual relationship) or a responsible party's gross negligence or willful misconduct. The limitation on liability similarly does not apply if the responsible party fails or refuses to (i) report the incident as required by law where the responsible party knows or has reason to know of the incident; (ii) reasonably cooperate and assist as requested in connection with oil removal activities; or (iii) without sufficient cause, comply with an order issued under the Federal Water Pollution Act (Section 311 (c), (e)) or the Intervention on the High Seas Act.

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

Other United States Environmental Initiatives

The U.S. Clean Air Act of 1970 (including its amendments of 1977 and 1990) (“CAA”) requires the EPA to promulgate standards applicable to emissions of volatile organic compounds and other air contaminants. Our vessels are subject to vapor control and recovery requirements for certain cargoes when loading, unloading, ballasting, cleaning and conducting other operations in regulated port areas. The CAA also requires states to draft State Implementation Plans, or “SIPs”,  designed to attain national health-based air quality standards in each state. Although state-specific, SIPs may include regulations concerning emissions resulting from vessel loading and unloading operations by requiring the installation of vapor control equipment. Our vessels operating in such regulated port areas with restricted cargoes are equipped with vapor recovery systems that satisfy these existing requirements.

The U.S. Clean Water Act (“CWA”) prohibits the discharge of oil, hazardous substances and ballast water in U.S. navigable waters unless authorized by a duly-issued permit or exemption, and imposes strict liability in the form of penalties for any unauthorized discharges. The CWA also imposes substantial liability for the costs of removal, remediation and damages and complements the remedies available under OPA and CERCLA. In 2015, the EPA expanded the definition of “waters of the United States” (“WOTUS”), thereby expanding federal authority under the CWA. Following litigation on the revised WOTUS rule, in December 2018, the EPA and Department of the Army proposed a revised, limited definition of “waters of the United States.” The proposed rule was published in the Federal Register on February 14, 2019 and was subject to public comment. On October 22, 2019, the agencies published a final rule repealing the 2015 Rule defining “waters of the United States” and recodified the regulatory text that existed prior to the 2015 Rule. The final rule became effective on December 23, 2019. On January 23, 2020, the EPA published the “Navigable Waters Protection Rule,” which replaces the rule published on October 22, 2019, and redefines “waters of the United States.” The effect of this rule is currently unknown.

The EPA and the USCG have also enacted rules relating to ballast water discharge, compliance with which requires the installation of equipment on our vessels to treat ballast water before it is discharged or the implementation of other port facility disposal arrangements or procedures at potentially substantial costs, and/or otherwise restrict our vessels from entering U.S. Waters. The EPA will regulate these ballast water discharges and other discharges incidental to the normal operation of certain vessels within United States waters pursuant to the Vessel Incidental Discharge Act (“VIDA”), which was signed into law on December 4, 2018 and replaced the 2013 Vessel General Permit (“VGP”) program (which authorizes discharges incidental to operations of commercial vessels and contains numeric ballast water discharge limits for most vessels to reduce the risk of invasive species in U.S. waters, stringent requirements for exhaust gas scrubbers, and requirements for the use of environmentally acceptable lubricants) and current Coast Guard ballast water management regulations adopted under the U.S. National Invasive Species Act (“NISA”), such as mid-ocean ballast exchange programs and installation of approved USCG technology for all vessels equipped with ballast water tanks bound for U.S. ports or entering U.S. waters. VIDA establishes a new framework for the regulation of vessel incidental discharges under Clean Water Act (CWA), requires the EPA to develop performance standards for those discharges within two years of enactment, and requires the U.S. Coast Guard to develop implementation, compliance and enforcement regulations within two years of EPA’s promulgation of standards. Under VIDA, all provisions of the 2013 VGP and USCG regulations regarding ballast water treatment remain in force and effect until the EPA and U.S. Coast Guard regulations are finalized. Non-military, non-recreational vessels greater than 79 feet in length must continue to comply with the requirements of the VGP, including submission of a Notice of Intent (“NOI”) or retention of a PARI form and submission of annual reports. We have submitted NOIs for our vessels where required. Compliance with the EPA, U.S. Coast Guard and state regulations could require the installation of ballast water treatment equipment on our vessels or the implementation of other port facility disposal procedures at potentially substantial cost, or may otherwise restrict our vessels from entering U.S. waters.

European Union Regulations

In October 2009, the European Union amended a directive to impose criminal sanctions for illicit ship-source discharges of polluting substances, including minor discharges, if committed with intent, recklessly or with serious negligence and the discharges individually or in the aggregate result in deterioration of the quality of water. Aiding and abetting the discharge of a polluting substance may also lead to criminal penalties. The directive applies to all types of vessels, irrespective of their flag, but certain exceptions apply to warships or where human safety or that of the ship is in danger. Criminal liability for pollution may result in substantial penalties or fines and increased civil liability claims. Regulation (EU) 2015/757 of the European Parliament and of the Council of 29 April 2015 (amending EU Directive 2009/16/EC) governs the monitoring, reporting and verification of carbon dioxide emissions from maritime transport, and, subject to some exclusions, requires companies with ships over 5,000 gross tonnage to monitor and report carbon dioxide emissions annually, which may cause us to incur additional expenses.

The European Union has adopted several regulations and directives requiring, among other things, more frequent inspections of high-risk ships, as determined by type, age, and flag as well as the number of times the ship has been detained. The European Union also adopted and extended a ban on substandard ships and enacted a minimum ban period and a definitive ban for repeated offenses. The regulation also provided the European Union with greater authority and control over classification societies, by imposing more requirements on classification societies and providing for fines or penalty payments for organizations that failed to comply. Furthermore, the EU has implemented regulations requiring vessels to use reduced sulfur content fuel for their main and auxiliary engines. The EU Directive 2005/33/EC (amending Directive 1999/32/EC) introduced requirements parallel to those in Annex VI relating to the sulfur content of marine fuels. In addition, the EU imposed a 0.1% maximum sulfur requirement for fuel used by ships at berth in the Baltic, the North Sea and the English Channel (the so called “SOx-Emission Control Area”). As of January 2020, EU member states must also ensure that ships in all EU waters, except the SOx-Emission Control Area, use fuels with a 0.5% maximum sulfur content. EU ports.

International Labour Organization

The International Labour Organization (the “ILO”) is a specialized agency of the UN that has adopted the Maritime Labor Convention 2006 (“MLC 2006”). A Maritime Labor Certificate and a Declaration of Maritime Labor Compliance is required to ensure compliance with the MLC 2006 for all ships that are 500 gross tonnage or over and are either engaged in international voyages or flying the flag of a Member and operating from a port, or between ports, in another country. We believe that all our vessels are in substantial compliance with and are certified to meet MLC 2006.

Greenhouse Gas Regulation

Currently, the emissions of greenhouse gases from international shipping are not subject to the Kyoto Protocol to the United Nations Framework Convention on Climate Change, which entered into force in 2005 and pursuant to which adopting countries have been required to implement national programs to reduce greenhouse gas emissions with targets extended through 2020. International negotiations are continuing with respect to a successor to the Kyoto Protocol, and restrictions on shipping emissions may be included in any new treaty. In December 2009, more than 27 nations, including the U.S. and China, signed the Copenhagen Accord, which includes a non-binding commitment to reduce greenhouse gas emissions. The 2015 United Nations Climate Change Conference in Paris resulted in the Paris Agreement, which entered into force on November 4, 2016 and does not directly limit greenhouse gas emissions from ships. The U.S. initially entered into the agreement, but on June 1, 2017, the U.S. President announced that the United States intends to withdraw from the Paris Agreement, which provides for a four-year exit process, meaning that the earliest possible effective withdrawal date cannot be before November 4, 2020. The timing and effect of such action has yet to be determined.

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

The EU made a unilateral commitment to reduce overall greenhouse gas emissions from its member states from 20% of 1990 levels by 2020. The EU also committed to reduce its emissions by 20% under the Kyoto Protocol’s second period from 2013 to 2020. Starting in January 2018, large ships over 5,000 gross tonnage calling at EU ports are required to collect and publish data on carbon dioxide emissions and other information.

In the United States, the EPA issued a finding that greenhouse gases endanger the public health and safety, adopted regulations to limit greenhouse gas emissions from certain mobile sources and proposed regulations to limit greenhouse gas emissions from large stationary sources. However, in March 2017, the U.S. President signed an executive order to review and possibly eliminate the EPA’s plan to cut greenhouse gas emissions, and in August 2019, the Administration announced plans to weaken regulations for methane emissions. The EPA or individual U.S. states could enact environmental regulations that would affect our operations.

Any passage of climate control legislation or other regulatory initiatives by the IMO, the EU, the U.S. or other countries where we operate, or any treaty adopted at the international level to succeed the Kyoto Protocol or Paris Agreement, that restricts emissions of greenhouse gases could require us to make significant financial expenditures which we cannot predict with certainty at this time. Even in the absence of climate control legislation, our business may be indirectly affected to the extent that climate change may result in sea level changes or certain weather events.

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

Similarly, Chapter XI-2 of the SOLAS Convention imposes detailed security obligations on vessels and port authorities and mandates compliance with the International Ship and Port Facility Security Code (“the ISPS Code”). The ISPS Code is designed to enhance the security of ports and ships against terrorism. To trade internationally, a vessel must attain an International Ship Security Certificate (“ISSC”) from a recognized security organization approved by the vessel’s flag state. Ships operating without a valid certificate may be detained, expelled from, or refused entry at port until they obtain an ISSC. The various requirements, some of which are found in the SOLAS Convention,  include, for example, on-board installation of automatic identification systems to provide a means for the automatic transmission of safety-related information from among similarly equipped ships and shore stations, including information on a ship’s identity, position, course, speed and navigational status; on-board installation of ship security alert systems, which do not sound on the vessel but only alert the authorities on shore; the development of vessel security plans; ship identification number to be permanently marked on a vessel’s hull; a continuous synopsis record kept onboard showing a vessel's history including the name of the ship, the state whose flag the ship is entitled to fly, the date on which the ship was registered with that state, the ship's identification number, the port at which the ship is registered and the name of the registered owner(s) and their registered address; and compliance with flag state security certification requirements.

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

The cost of vessel security measures has also been affected by the escalation in the frequency of acts of piracy against ships, notably off the coast of Somalia, including the Gulf of Aden and Arabian Sea area. Substantial loss of revenue and other costs may be incurred as a result of detention of a vessel or additional security measures, and the risk of uninsured losses could significantly affect our business. Costs are incurred in taking additional security measures in accordance with Best Management Practices to Deter Piracy, notably those contained in the BMP5 industry standard.

Taxation

The following is a discussion of the material Marshall Islands and United States federal income tax considerations relevant to a United States Holder and a Non-United States Holder, each as defined below, with respect to the common shares. This discussion does not purport to deal with the tax consequences of owning our common shares to all categories of investors, some of which, such as financial institutions, regulated investment companies, real estate investment trusts, tax exempt organizations, insurance companies, persons holding our common stock as part of a hedging, integrated, conversion or constructive sale transaction or a straddle, traders in securities that have elected the mark to market method of accounting for their securities, persons liable for alternative minimum tax, persons subject to the “base erosion and anti-avoidance” tax, persons who are investors in partnerships or other pass through entities for United States federal income tax purposes or hold our common shares through an applicable partnership interest, dealers in securities or currencies, United States Holders whose functional currency is not the United States dollar, investor that are required to recognize income for U.S. federal income tax purposes no later than when such income is included on an “applicable financial statement” and investors that own, actually or under applicable constructive ownership rules, 10% or more of our shares of common stock, may be subject to special rules. This discussion deals only with holders who purchase and hold the common shares as a capital asset. You are encouraged to consult your own tax advisors concerning the overall tax consequences arising in your own particular situation under United States federal, state, local or non-United States law of the ownership of common shares.

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

We believe that we satisfy the Publicly‑Traded Test, a factual determination made on an annual basis, with respect to our taxable year ended March 31, 2020, and we expect to continue to do so for our subsequent taxable years, and we intend to take this position for United States federal income tax reporting purposes. We do not currently anticipate circumstances under which we would be able to satisfy the 50% Ownership Test.

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

We believe that we satisfy the Publicly‑Traded Test and will not be subject to the 5% Override Rule for taxable year ended March 31, 2020 and we also expect to continue to do so for our subsequent taxable years. However, there are factual circumstances beyond our control that could cause us to lose the benefit of the Section 883 exemption. For example, we may no longer qualify for Section 883 exemption for a particular taxable year if 5% Shareholders were to own, in the aggregate, 50% or more of our outstanding common shares on more than half the days of the taxable year, unless we could establish that within the group of 5% Shareholders, qualified shareholders own sufficient number of our shares to preclude the non-qualified shareholders in such group from owning 50% or more of our common shares for more than half the number of days during the taxable year. Under the Treasury Regulations, we would have to satisfy certain substantiation requirements regarding the identity of our shareholders. These requirements are onerous and there is no assurance that we would be able to satisfy them. Given the factual nature of the issues involved, we can give no assurances in regards of our or our subsidiaries' qualification for the Section 883 exemption.

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

Special rules may apply to any "extraordinary dividend"—generally, a dividend in an amount which is equal to or in excess of 10% of a shareholder's adjusted tax basis or dividends received within a one-year period that, in the aggregate, equal or exceed 20% of a shareholder's adjusted tax basis (or fair market value upon the shareholder's election) in a common share—paid by us. If we pay an "extraordinary dividend" on our common shares that is treated as "qualified dividend income," then any loss derived by certain non-corporate United States Holders from the sale or exchange of such common shares will be treated as long-term capital loss to the extent of such dividend.

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

We believe that income we earn from the voyage charters, and also from time charters, for the reasons discussed below, will be treated as active income for PFIC purposes and as a result, we intend to take the position that we satisfy the 75% income test for our taxable year ended March 31, 2020.

As of the date of this Annual Report, we have taken delivery of all of the vessels under our newbuilding contracts. Accordingly, based on our current and anticipated operations, we do not believe that we will be treated as a PFIC for our taxable year ended March 31, 2020, or subsequent taxable years, and we intend to take such position for our United States federal income tax reporting purposes. Our belief is based principally on the position that the gross income we derive from our voyage or time chartering activities should constitute services income, rather than rental income. Accordingly, such income should not constitute passive income, and the assets that we own and operate in connection with the production of such income, in particular, the vessels, should not constitute passive assets for purposes of determining whether we are a PFIC. There is substantial legal authority supporting this position consisting of case law and IRS pronouncements concerning the characterization of income derived from time charters as services income for other tax purposes. However, there is also authority which characterizes time charter income as rental income rather than services income for other tax purposes. Accordingly, no assurance can be given that the IRS or a court of law will accept this position, and there is a risk that the IRS or a court of law could determine that we are a PFIC. In addition, although we intend to conduct our affairs in a manner to avoid being classified as a PFIC with respect to any taxable year, we cannot assure you that the nature of our operations will not change in the future.

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

The downturn in spot market charter rates such as experienced between 2016 and 2019, and any future downturn in rates may have, a negative effect on our revenues, results of operations and cash flows; similarly, seasonal fluctuations have had in the past and may have in the future a negative effect on our revenues, results of operations and cash flows.

As of the date of this annual report, twenty-two vessels from our fleet, including the two time chartered-in vessels, operate in the Helios Pool, which employs vessels on short-term time charters, COAs, or in the spot market, the latter of which exposes us to fluctuations in spot market charter rates. We also employ two of our VLGCs on fixed time charters outside of the Helios Pool. As these fixed time charters expire, we may employ these vessels in the spot market.

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

During periods of downturn, spot charter rates have fallen to such levels that the related yields from these rates total less than the operating costs of vessels for certain periods of time.  The Baltic Exchange Liquid Petroleum Gas Index, an index published daily by the Baltic Exchange for the spot market rate for the benchmark Ras Tanura Chiba route (expressed as U.S. dollars per metric ton), averaged $67.050 for the year ended March 31, 2020 were strong compared to an average of $54.794 for the 10-year period ended March 31, 2020.  If spot charter rates decline in the future, then we may not be able to profitably operate our vessels trading in the spot market or participating in the Helios Pool; meet our obligations, including payments on indebtedness; or pay dividends.

Further, although our two fixed time charters outside of the Helios Pool generally provide reliable revenues, they also limit the portion of our fleet available for spot market voyages during an upswing in the market, when spot market voyages might be more profitable. Conversely, when the current charters for the two vessels in our fleet on fixed time charters outside of the Helios Pool expire (or if such charters are terminated early), we may not be able to re-charter these vessels at similar or higher rates, or at all. As a result, we may have to accept lower rates or experience off hire time for our vessels, which would adversely impact our revenues, results of operations and financial condition.

We and/or our pool managers may not be able to successfully secure employment for our vessels or vessels in the Helios Pool, which could adversely affect our financial condition and results of operations.

As of June 9, 2020,  twenty-two of our vessels, including the two time chartered-in vessels, are operating within the Helios Pool, which employs vessels on short-term time charters, COAs, or in the spot market, and two of our vessels are on fixed time charters outside of the Helios Pool that expire between the first calendar quarter of 2022 and the fourth calendar quarter of 2022. We cannot assure you that we will be successful in finding employment for our vessels in the spot market, on time charters or otherwise, or that any employment will be at profitable rates. Moreover, as vessels entered into the Helios Pool are commercially managed by our wholly-owned subsidiary and Phoenix, we also cannot assure you that we or they will be successful in finding employment for the vessels in the Helios Pool or that any employment will be profitable. Any inability to locate suitable employment for our vessels or the vessels in the Helios Pool could affect our general financial condition, results of operation and cash flow as well as the availability of financing.

We face substantial competition in trying to expand relationships with existing customers and obtain new customers.

The process of obtaining new charter agreements is highly competitive and generally involves an intensive screening and competitive bidding process, which, in certain cases, extends for several months. Contracts in the time charter market are awarded based upon a variety of factors, including:

•	the size, age, and condition of a vessel;

•	the operator's industry relationships, experience and reputation for customer service, quality operations and safety;

•	the quality, experience and technical capability of the crew;

•	the experience of the crew with the operator and type of vessel;

•	the operator's relationships with shipyards and the ability to get suitable berths;

•	the operator's construction management experience, including the ability to obtain on‑time delivery of new vessels according to customer specifications; and

•	the operator's willingness to accept operational risks pursuant to the charter, such as allowing termination of the charter for force majeure events.

Contracts in the spot market are awarded based upon a variety of factors as well, and include:

•	the location of the vessel; and

•	competitiveness of the bid in terms of overall price.

Our vessels, and the vessels operating in the Helios Pool, operate in a highly competitive market and we expect substantial competition for providing transportation services from a number of companies (both LPG vessel owners and operators). We anticipate that an increasing number of maritime transport companies, including many with strong reputations and extensive resources and experience, has entered or will enter the LPG shipping market. Our existing and potential competitors may have significantly greater financial resources than us. In addition, competitors with greater resources may have larger fleets, or could operate larger fleets through consolidations, acquisitions, newbuildings or pooling of their vessels with other companies, and, therefore, may be able to offer a more competitive service than us or the Helios Pool, including better charter rates. We expect competition from a number of experienced companies providing contracts for gas transportation services to potential LPG customers, including state-sponsored entities and major energy companies affiliated with the projects requiring shipping services. As a result, we (including the Helios Pool) may be unable to expand our relationships with existing customers or to obtain new customers on a profitable basis, if at all, which would have a material adverse effect on our business, financial condition and operating results.

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

For the year ended March 31, 2020, the Helios Pool accounted for 89% of our total revenues. No other individual charterer accounted for more than 10%. Within the Helios Pool, two charterers  represented 12%  and 11% of net pool revenues—related party, respectively, for the year ended March 31, 2020.  We expect that a material portion of our revenues will continue to be derived from a limited number of customers. The ability of each of our customers to perform their obligations under a contract with us will depend on a number of factors that are beyond our control. Should the aforementioned customers fail to honor their obligations under agreements with us or the Helios Pool, we could sustain material losses that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Increased toll charges at the Panama Canal may have an adverse effect on our results of operations.

In June 2016, the expansion of the Panama Canal, or the Canal, was completed. The new locks allow the Canal to accommodate significantly larger vessels, including VLGCs, which we operate. Since the completion of the Canal, transit from the United States Gulf to Asia, an important trade route for our customers, has been shortened by approximately 15 days compared to transiting via the Cape of Good Hope. According to industry sources, over 90% of the US-to-Asia LPG voyages had switched to the Canal by November 2016. In response, Panamanian authorities increased tolls for VLGCs crossing the Canal by approximately 29% in October 2017. Additionally, the Panamanian authorities increased the toll by 15% in April 2020.  If Panamanian authorities increase rates further for our VLGCs to cross the Canal and it is not reflected in charter rates, it may have an adverse effect on our results of operations and cash flows.

Our indebtedness and financial obligations may adversely affect our operational flexibility and financial condition.

As of March 31, 2020, we had outstanding indebtedness of $646.1 million, of which $604.9 million is hedged or fixed.  Amounts owed under our current credit facility and financing arrangements, and any future credit facilities or financing arrangements, will require us to dedicate a part of our cash flow from operations to paying interest and principal payments, as applicable. These payments will limit funds available for working capital, capital expenditures, acquisitions, dividends, stock repurchases and other purposes and may also limit our ability to undertake further equity or debt financing in the future. Our indebtedness and obligations under our financing arrangements also increase our vulnerability to general adverse economic and industry conditions, limits our flexibility in planning for and reacting to changes in the industry, and places us at a disadvantage to other, less leveraged, competitors.

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

Our existing and future debt and financing agreements contain and are expected to contain restrictive covenants that may limit our liquidity and corporate activities, which could have an adverse effect on our financial condition and results of operations.

Our debt agreement and financing arrangements contain, and any future debt agreements or financing arrangements are expected to contain, customary covenants and event of default clauses, including cross‑default provisions that may be triggered by a default under one of our other contracts or agreements and restrictive covenants and performance requirements, which may affect operational and financial flexibility. Such restrictions could affect, and in many respects limit or prohibit, among other things, our ability to pay dividends, incur additional indebtedness, create liens, sell assets, or engage in mergers or acquisitions. These restrictions could limit our ability to plan for or react to market conditions or meet extraordinary capital needs or otherwise restrict corporate activities. There can be no assurance that such restrictions will not adversely affect our ability to finance our future operations or capital needs.

Our agreements relating to the $758 million debt facility that we entered into in March 2015 with a group of banks and financial institutions, which are secured by, among other things, fifteen of our VLGCs, require us to maintain specified financial ratios and satisfy financial covenants. In June 2015, May 2017, and July 2019, we entered into agreements to amend the $758 million debt facility. Collectively, we refer to the $758 million debt facility and these amendments as the 2015 Facility.  In April 2020, we refinanced the commercial tranche of the 2015 Facility pursuant to an Amended and Restated Facility Agreement. As used henceforth, the "2015 AR Facility shall refer to the 2015 Facility, as amended and restated by the Amended and Restated Facility Agreement.  As of March 31, 2020, we were in compliance with the financial and other covenants contained in the 2015 AR Facility. As of June 9, 2020, approximately $420.9 remains outstanding under the 2015 AR Facility.

The 2015 AR Facility conditions payments of dividends by us to our shareholders and by our subsidiaries to us on the absence of an event of default and such payments not creating an event of default.

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

Our existing debt agreement, which is secured by, among other things, liens on the vessels in our fleet contains various financial covenants, including requirements relating to our financial condition, financial performance and liquidity. For example, we are required to maintain a minimum ratio of the market value of the vessels securing a loan to the principal amount outstanding under such loan. The market value of LPG carriers is sensitive to, among other things, changes in the LPG carrier charter markets, with vessel values deteriorating when LPG carrier charter rates are anticipated to fall and improving when charter rates are anticipated to rise. LPG vessel values remain subject to significant fluctuations. A decline in the fair market values of our vessels could result in us not being in compliance with certain of these loan covenants. Furthermore, if the value of our vessels deteriorates and our estimated future cash flows decrease, we may have to record an impairment adjustment in our financial statements or we may be unable to enter into future financing arrangements acceptable to us or at all, which would adversely affect our financial results and further hinder our ability to raise capital.

If we are unable to comply with any of the restrictions and covenants in our debt agreement, or in current or future debt financing agreements, and we are unable to obtain a waiver or amendment from our lenders or counterparties for such noncompliance, a default could occur under the terms of those agreements. Our ability to comply with these restrictions and covenants, including meeting financial ratios and tests, is dependent on our future performance and may be affected by events beyond our control. If a default occurs under these agreements, lenders could terminate their commitments to lend or in some circumstances accelerate the outstanding loans and declare all amounts borrowed due and payable. Our vessels serve as security under our debt agreement. If our lenders were to foreclose with respect to their liens on our vessels in the event of a default, such foreclosure could impair our ability to continue our operations. In addition, our current debt agreement contains, and future debt agreements are expected to contain, cross-default provisions, meaning that if we are in default under certain of our current or future debt obligations, amounts outstanding under our current or other future debt agreements may also be in default, accelerated and become due and payable. If any of these events occur, we cannot guarantee that our assets will be sufficient to repay in full all of our outstanding indebtedness, and we may be unable to find alternative financing. Even if we could obtain alternative financing, that financing might not be on terms that are favorable or acceptable to us. In addition, if we find it necessary to sell our vessels at a time when vessel prices are low, we will recognize losses and a reduction in our earnings, which could affect our ability to raise additional capital necessary for us to comply with our debt agreement.

We are exposed to volatility in the London Interbank Offered Rate and we have and we intend to selectively enter into derivative contracts, which can result in higher than market interest rates and charges against our income.

The amounts outstanding under our existing credit facility have been advanced at a floating rate based on the London Interbank Offered Rate, or LIBOR, and changes in LIBOR could affect the amount of interest payable on our debt, and, in turn, could have an adverse effect on our earnings and cash flow. In recent years, LIBOR has been at relatively low levels, but it may rise in the future. Our financial condition could be materially adversely affected if LIBOR rises, although only $67.5 million of our debt with a floating rate based on LIBOR of $669.8 million, or 10.1%, is unhedged as of June 9, 2020.

Due in part to uncertainty relating to the LIBOR calculation process in recent years, it is likely that LIBOR will be phased out in the future. As a result, lenders have insisted on provisions that entitle the lenders, in their discretion, to replace published LIBOR as the base for the interest calculation with their cost-of-funds rate. If we are required to agree to such a provision in future financing agreements, our lending costs could increase significantly, which would have an adverse effect on our profitability, earnings and cash flow.

In addition, the banks currently reporting information used to set LIBOR will likely stop such reporting after 2021, when their commitment to reporting information ends. The Alternative Reference Rate Committee, a committee convened by the U.S. Federal Reserve that includes major market participants, has proposed an alternative rate to replace U.S. Dollar LIBOR: the Secured Overnight Financing Rate, or "SOFR." The impact of such a transition from LIBOR to SOFR would be significant for us because of our substantial indebtedness. Pursuant to our 2015 AR Facility, any alternative basis of interest is to be negotiated and agreed between the applicable lenders under the 2015 AR Facility and us.

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

From time to time, we may take hedging or speculative positions in derivative instruments, including freight forward agreements, or FFAs. Upon settlement, if an FFA contracted charter rate is less than the average of the rates, as reported by an identified index, for the specified route and period, the seller of the FFA is required to pay the buyer an amount equal to the difference between the contracted rate and the settlement rate, multiplied by the number of days in the specified period. Conversely, if the contracted rate is greater than the settlement rate, the buyer is required to pay the seller the settlement sum. If we do not correctly anticipate charter rate movements over the specified route and time period when we take positions in FFAs or other derivative instruments, we could suffer losses in the settling or termination of the FFA. This could adversely affect our results of operations and cash flows.

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

Certain acquisition and investment opportunities may not result in the consummation of a transaction and the incurrence of certain advisory costs. Any acquisition could involve the payment by us of a substantial amount of cash, the incurrence of a substantial amount of debt or the issuance of a substantial amount of equity. In addition, we may not be able to obtain acceptable terms for the required financing for any such acquisition or investment that arises.

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

We may be unable to attract and retain key management personnel and other employees in the shipping industry without incurring substantial expense,  which may negatively affect the effectiveness of our management and our results of operations.

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

In addition, although all of our vessels were built within the past fourteen years, we estimate that our vessels have a useful life of 25 years. In general, the costs of maintaining a vessel in good operating condition increase with the age of the vessel. Older vessels are typically less fuel-efficient than more recently constructed vessels due to improvements in engine technology. Cargo insurance rates increase with the age of a vessel, making older vessels less desirable to charterers.

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

According to information contained in public filings, Kensico Capital Management; Wellington Management Group LLP; and John C. Hadjipateras, our Chief Executive Officer, President and Chairman of the Board of Directors, as of June 9, 2020, own, or may be deemed to beneficially own, 15.8%,  12.5%, and 11.9%, respectively, of our total shares outstanding. Kensico Capital Management and John C. Hadjipateras are represented on our Board of Directors. As a result of substantial ownership interest along with their or their affiliates’ participation on the Board of Directors, Kensico Capital Management and John C. Hadjipateras (our “Principal Shareholders”) currently have the ability to influence certain actions requiring shareholders' approval, including increasing or decreasing the authorized share capital, the election of directors, declaration of dividends, the appointment of management, and other policy decisions. While any future transaction with our Principal Shareholders or other significant shareholders could benefit us, their interests could at times conflict with the interests of our other shareholders. Conflicts of interest may also arise between us and our Principal Shareholders or their affiliates, which may result in the conclusion of transactions on terms not determined by market forces. Any such conflicts of interest could adversely affect our business, financial condition and results of operations, and the trading price of our common shares. Moreover, the concentration of ownership may delay, deter or prevent acts that would be favored by our other shareholders or deprive shareholders of an opportunity to receive a premium for their shares as part of a sale of our business. Similarly, this concentration of share ownership may adversely affect the trading price of our shares because investors may perceive disadvantages in owning shares in a company with concentrated ownership.

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

Whether we will be treated as a PFIC for our taxable year 2020 and subsequent taxable years will depend upon the nature and extent of our operations. In this regard, we intend to treat the gross income we derive from our voyage and time chartering activities as services income, rather than rental income. Accordingly, such income should not constitute passive income, and the assets that we own and operate in connection with the production of such income, in particular, our vessels, should not constitute passive assets for purposes of determining whether we are a PFIC. There is substantial legal authority supporting this position consisting of case law and the United States Internal Revenue Service, or the IRS, pronouncements concerning the characterization of income derived from time charters as services income for other tax purposes. However, there is also authority which characterizes time charter income as rental income rather than services income for other tax purposes. Accordingly, no assurance can be given that the IRS or a court of law will accept this position, and there is a risk that the IRS or a court of law could determine that we are a PFIC. In addition, although we intend to conduct our affairs in a manner to avoid being classified as a PFIC with respect to any taxable year, we cannot assure you that the nature of our operations will not change in the future.

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

We believe that we qualify, and we expect to qualify, for exemption under Section 883 for our taxable year ended March 31, 2020 and our subsequent taxable years and we intend to take this position for United States federal income tax return reporting purposes. However, there are factual circumstances beyond our control that could cause us to lose the benefit of this tax exemption and thereby become subject to United States federal income tax on our United States source shipping income. For example, we would no longer qualify for exemption under Section 883 of the Code for a particular taxable year if certain "non‑qualified" shareholders with a 5% or greater interest in our common shares owned, in the aggregate, 50% or more of our outstanding common shares for more than half the days during the taxable year. Due to the factual nature of the issues involved, there can be no assurances on that we or any of our subsidiaries will qualify for exemption under Section 883 of the Code.

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

The factors that influence demand for our vessels include:

•	global or regional economic, political or geopolitical conditions, including armed conflicts, terrorist activities, embargoes, strikes, tariffs and “trade wars,” particularly in LPG consuming regions;

•	changes in global or general industrial activity specifically in the plastics and chemical industries;

•	changes in the cost of oil and natural gas from which LPG is derived;

•

changes in the consumption of LPG or natural gas due to availability of new, alternative energy sources or changes in the price of LPG or natural gas relative to other energy sources or other factors making consumption of LPG or natural gas less attractive;

•	supply of and demand for LPG products;

•	the development and location of production facilities for LPG products;

•	regional imbalances in production and demand of LPG products;

•	changes in the production levels of crude oil and natural gas (including in particular production by OPEC, the United States and other key producers) and inventories;

•	the distance LPG and LPG products are to be moved by sea;

•	worldwide production of natural gas;

•	availability of competing LPG vessels;

•

availability of alternative transportation means, including pipelines for LPG, which are currently few in number, linking production areas and industrial and residential areas consuming LPG, or the conversion of existing non‑petroleum gas pipelines to petroleum gas pipelines in those markets;

•	changes in the price of crude oil and changes to the West Texas Intermediate and Brent Crude Oil pricing benchmarks, and changes in trade patterns;

•	development and exploitation of alternative fuels and non-conventional hydrocarbon production;

•	governmental regulations, including environmental or restrictions on offshore transportation of natural gas;

•	local and international political, economic and weather conditions;

•	economic slowdowns caused by public health events such as the recent COVID-19 outbreak;

•	domestic and foreign tax policies;

•	accidents, severe weather, natural disasters and other similar incidents relating to the natural gas industry; and

•	sanctions (in particular sanctions on Iran and Venezuela, among others).

The factors that influence the supply of vessel capacity include:

•	the number of newbuilding deliveries (including the equivalent of 13% of the capacity of the existing LPG capable carrier fleet expected to be delivered by the end of calendar 2020);

•	the scrapping rate of older vessels;

•	LPG vessel prices, including financing costs and the price of steel, other raw materials and vessel equipment;

•	the availability of shipyards to build LPG vessels when demand is high;

•	changes in environmental and other regulations that may limit the useful lives of vessels;

•	technological advances in LPG vessel design and capacity; and

•	the number of vessels that are out of service.

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

The IMO 2020 regulations have and may continue to cause us to incur substantial costs and to procure low-sulfur fuel oil directly on the wholesale market for storage at sea and onward consumption on our vessels.

Effective January 1, 2020, the IMO implemented a new regulation for a 0.50% global sulfur cap on emissions from vessels (the “IMO 2020 Regulations”). Under this new global cap, vessels must use marine fuels with a sulfur content of no more than 0.50% against the former regulations specifying a maximum of 3.50% sulfur in an effort to reduce the emission of sulfur oxide into the atmosphere.

We have and may continue to incur costs to comply with these revised standards. Additional or new conventions, laws and regulations may be adopted that could require, among others, the installation of expensive emission control systems and could adversely affect our business, results of operations, cash flows and financial condition.

Currently, nine of our technically-managed vessels are equipped with scrubbers with another in the process of being scrubber-fitted and, as of January 1, 2020, we have transitioned to burning IMO compliant fuels. We have commitments related to scrubbers on an additional two of our VLGCs. We continue to evaluate different options in complying with IMO and other rules and regulations. Since the implementation of the IMO 2020 Regulations five months ago, scrubber-equipped vessels have been permitted to consume high-sulfur fuels instead of low-sulfur fuels. The effect of the implementation of the IMO 2020 Regulations with respect to the availability of high-sulfur fuel around the world is still uncertain; and we cannot guarantee that high-sulfur fuel will not become harder or more expensive to source as a result of such implementation.

The recent collapse of the oil prices in the world markets has reduced the fuel spreads of low-sulfur fuel, which is more expensive than the standard marine fuel containing 3.5% sulfur content. If the cost differential between low-sulfur fuel and high-sulfur fuel is significantly lower than anticipated, or if high-sulfur fuel is not available at ports on certain trading routes, we may not be as competitive in operating our scrubber-fitted vessels or be forced to operate them with compliant fuel. Scarcity in the supply of high-sulfur fuel, or a lower-than anticipated difference in the costs between the two types of fuel, may cause us to fail to recognize anticipated benefits from installing scrubbers.

Fuel is a significant expense in our shipping operations when vessels are under voyage charter and is an important factor in negotiating charter rates. Our operations and the performance of our vessels, and as a result our results of operations, face a host of challenges. These include concerns over higher costs, international compliance, and the availability of both high and low-sulfur fuels at key international bunkering hubs such as Singapore, Houston, Fujairah, or Rotterdam. In addition, we are taking seriously concerns which have recently arisen in Europe that certain blends of low-sulfur fuels can emit greater amounts of harmful black carbon than the high-sulfur fuels they are meant to replace. Costs of compliance with these and other related regulatory changes may be significant and may have a material adverse effect on our future performance, results of operations, cash flows and financial position. As a result, an increase in the price of fuel beyond our expectations may adversely affect our profitability at the time of charter negotiation.

While we carry cargo insurance to protect us against certain risks of loss of or damage to the procured commodities, we may not be adequately insured to cover any losses from such operational risks, which could have a material adverse effect on us. Any significant uninsured or under-insured loss or liability could have a material adverse effect on our business, results of operations, cash flows and financial condition and our available cash.

Increasing scrutiny and changing expectations from investors, lenders and other market participants with respect to our Environmental, Social and Governance (“ESG”) policies may impose additional costs on us or expose us to additional risks .

Companies across all industries are facing increasing scrutiny relating to their ESG policies. Investor advocacy groups, certain institutional investors, investment funds, lenders and other market participants are increasingly focused on ESG practices and in recent years have placed increasing importance on the implications and social cost of their investments. The increased focus and activism related to ESG and similar matters may hinder access to capital, as investors and lenders may decide to reallocate capital or to not commit capital as a result of their assessment of a company’s ESG practices. Companies which do not adapt to or comply with investor, lender or other industry shareholder expectations and standards, which are evolving, or which are perceived to have not responded appropriately to the growing concern for ESG issues, regardless of whether there is a legal requirement to do so, may suffer from reputational damage and the business, financial condition, and/or stock price of such a company could be materially and adversely affected.

We may face increasing pressures from investors, lenders and other market participants, who are increasingly focused on climate change, to prioritize sustainable energy practices, reduce our carbon footprint and promote sustainability. As a result, we may be required to implement more stringent ESG procedures or standards so that our existing and future investors and lenders remain invested in us and make further investments in us, especially given the highly focused and specific trade of LPG transportation in which we are engaged. If we do not meet these standards, our business and/or our ability to access capital could be harmed. In connection with the 2015 AR Facility, the margin applicable to the New Facilities may be adjusted by up to ten (10) basis points (upwards or downwards) per annum for changes in the average efficiency ratio (which weighs carbon emissions for a voyage against the design deadweight of a vessel and the distance travelled on such voyage) for the vessels in our fleet that are owned or technically managed pursuant to a bareboat charter. (Please see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments— Refinancing of the Commercial Tranche of the 2015 Facility).

Additionally, certain investors and lenders may exclude fossil fuel transport companies, such as us, from their investing portfolios altogether due to environmental, social and governance factors. These limitations in both the debt and equity capital markets may affect our ability to grow as our plans for growth may include accessing the equity and debt capital markets. If those markets are unavailable, or if we are unable to access alternative means of financing on acceptable terms, or at all, we may be unable to implement our business strategy, which would have a material adverse effect on our financial condition and results of operations and impair our ability to service our indebtedness. Further, it is likely that we will incur additional costs and require additional resources to monitor, report and comply with wide ranging ESG requirements. The occurrence of any of the foregoing could have a material adverse effect on our business and financial condition.

General economic, political and regulatory conditions could materially adversely affect our business, financial position and results of operations, as well as our future prospects.

The global economy remains subject to downside risks, including substantial sovereign debt burdens in countries throughout the world, the United Kingdom’s exit from the EU, or “Brexit” (as described more fully below), continuing turmoil and hostilities in the Middle East, Afghanistan and other geographic areas and the refugee crisis in Europe and the Middle East. There has historically been a strong link between the development of the world economy and demand for LPG shipping. Accordingly, an extended negative outlook for the world economy could reduce the overall demand for our services. More specifically, LPG is used as a feedstock in cyclical businesses, such as the manufacturing of plastics and in the petrochemical industry, that were adversely affected by the economic downturn and, accordingly, continued weakness and any further reduction in demand in those industries could adversely affect the LPG shipping industry. In particular, an adverse change in economic conditions affecting China, India, Japan or Southeast Asia generally could have a negative effect on the demand for LPG products, thereby adversely affecting our business, financial position and results of operations, as well as our future prospects. Additionally, Brexit, or similar events in other jurisdictions, could impact global markets, including foreign exchange and securities markets; any resulting changes in currency exchange rates, tariffs, treaties and other regulatory matters could in turn adversely impact our business and operations.

The global economy faces a number of challenges, including the effects of volatile oil prices, trade tensions between the United States and China and between the United States and the European Union continuing turmoil and hostilities in the Middle East, the Korean Peninsula, North Africa, Venezuela, and other geographic areas and countries, continuing threat of terrorist attacks around the world, continuing instability and conflicts and other recent occurrences in the Middle East and in other geographic areas and countries, continuing economic weakness in the European Union, or the E.U., and stabilizing growth in China, as well as rapidly growing public health concerns stemming from the recent COVID-19 outbreak. Due to the recent outbreak of COVID-19, since late February, the financial markets in the U.S. have undergone a steep and abrupt downturn and continue to be very  volatile. If U.S and world economic conditions continue to weaken, the demand for energy, including oil and gas may be negatively affected.

Our ability to secure funding is dependent on well-functioning capital markets and on an appetite to provide funding to the shipping industry. If global economic conditions continue to worsen, or if capital markets related financing is rendered less accessible or made unavailable to the shipping industry or if lenders for any reason decide not to provide debt financing to us, we may, among other things not be able to secure additional financing to the extent required, on acceptable terms or at all. If additional financing is not available when needed, or is available only on unfavorable terms, we may be unable to meet our obligations as they come due, or we may be unable to enhance our existing business, complete additional vessel acquisitions or otherwise take advantage of business opportunities as they arise.

Credit markets in the United States and Europe have in the past experienced significant contraction, de-leveraging and reduced liquidity, and there is a risk that the U.S. federal government and state governments and European authorities continue to implement a broad variety of governmental action and/or new regulation of the financial markets. Global financial markets and economic conditions have been, and continue to be, disrupted and volatile. We face risks attendant to changes in economic environments, changes in interest rates, and instability in the banking and securities markets around the world, among other factors. Major market disruptions may adversely affect our business or impair our ability to borrow amounts under our credit facilities or any future financial arrangements. In the absence of available financing, we also may be unable to take advantage of business opportunities or respond to competitive pressures.

We face risks attendant to changes in economic environments, changes in interest rates, and instability in the banking and securities markets around the world, among other factors. We cannot predict how long the current market conditions will last. However, these recent and developing economic and governmental factors, may have negative effects on charter rates and vessel values, which could in turn have a material adverse effect on our results of operations and financial condition and may cause the price of our ordinary shares to decline.

In Europe, large sovereign debts and fiscal deficits, low growth prospects and high unemployment rates in a number of countries have contributed to the rise of Eurosceptic parties, which would like their countries to leave the Euro. The exit of the United Kingdom, or the U.K., from the European Union, or the EU, as described more fully below and potential new trade policies in the United States further increase the risk of additional trade protectionism.

In China, a transformation of the Chinese economy is underway, as China moves from a production-driven economy towards a service or consumer-driven economy. The Chinese economic transition implies that we do not expect the Chinese economy to return to double digit GDP growth rates in the near term. The quarterly year-over-year growth rate of China's GDP decreased to 6.1% for the year ended December 31, 2019 as compared to 6.6% for the year ended December 31, 2018 and continues to remain below pre-2008 levels. Furthermore, there is a rising threat of a Chinese financial crisis resulting from massive personal and corporate indebtedness and “trade wars.” The International Monetary Fund has warned that continuing trade tensions, including significant tariff increases, between the United States and China, are expected to result in a cumulative reduction in global GDP. Additionally, following the emergence of COVID-19, industrial activity in China came to a quick halt in early 2020. The outbreak of COVID-19 is a very negative development for the Chinese economy and has led to an economic contraction. We cannot assure you that the Chinese economy will not continue to contract in the future.

While the recent developments in Europe and China have been without significant immediate impact on our charter rates, an extended period of deterioration in the world economy could reduce the overall demand for our services. Such changes could adversely affect our future performance, results of operations, cash flows and financial position.

Further, governments may turn, and have turned, to trade barriers to protect their domestic industries against foreign imports, thereby depressing shipping demand. In March 2018, President Trump announced tariffs on imported steel and aluminum into the United States that could have a negative impact on international trade generally, and in January 2019, the United States announced expanded sanctions against Venezuela, which may have an effect on its oil output and in turn affect global oil supply. There have also been continuing trade tensions, including significant tariff increases between the United States and China. Over 2018 in response to U.S. tariffs on Chinese goods, China imposed its own tariffs on U.S. goods, including on U.S. LPG. However, these trade measures have been somewhat mitigated by the recent trade deal (first phase trade agreement) between the United States and China, which requires China to purchase over USD 50 billion of energy products which, according to new sources of information, includes LPG. Additionally, since March 2, 2020, China has started accepting applications for tariff exemptions on certain U.S. goods, including U.S. LPG. However the exemptions are currently scheduled to last for one year and we cannot guarantee that such exemptions, to the extent granted, will continue to be granted, or that any escalation in trade tensions between the United States and China will not result in the reintroduction of Chinese tariffs, including with respect to U.S. LPG. Protectionist developments, or the perception that they may occur, may have a material adverse effect on global economic conditions, and may significantly reduce global trade. Moreover, increasing trade protectionism may cause an increase in (a) the cost of goods exported from regions globally, (b) the length of time required to transport goods and (c) the risks associated with exporting goods. Such increases may significantly affect the quantity of goods to be shipped, shipping time schedules, voyage costs and other associated costs, which could have an adverse impact on our charterers’ business, operating results and financial condition and could thereby affect their ability to make timely charter hire payments to us and to renew and increase the number of their time charters with us. This could have a material adverse effect on our business, results of operations and financial condition.

Prospective investors should consider the potential impact, uncertainty and risk associated with the development in the wider global economy. Further economic downturn in any of these countries could have a material effect on our future performance, results of operations, cash flows and financial position.

The U.K.’s withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.

In June 2016, a majority of voters in the U.K. elected to withdraw from the EU in a national referendum (informally known as “Brexit”), a process that the government of the U.K. formally initiated in March 2017. Since then, the U.K. and the EU have been negotiating the terms of a withdrawal agreement, which was approved in October 2019 and ratified in January 2020. The U.K. formally exited the EU on January 31, 2020, although a transition period remains in place until December 2020, during which the U.K. will be subject to the rules and regulations of the EU while continuing to negotiate the parties’ relationship going forward, including trade deals. There is currently no agreement in place regarding the aftermath of the withdrawal, creating significant uncertainty about the future relationship between the U.K. and the EU, including with respect to the laws and regulations that will apply as the U.K. determines which EU-derived laws to replace or replicate following the withdrawal. Brexit has also given rise to calls for the governments of other EU member states to consider withdrawal. These developments and uncertainties, or the perception that any of them may occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity and restrict our access to capital, which could have a material adverse effect on our business and on our consolidated financial position, results of operations and our ability to pay distributions. Additionally, Brexit or similar events in other jurisdictions, could impact global markets, including foreign exchange and securities markets; any resulting changes in currency exchange rates, tariffs, treaties and other regulatory matters could in turn adversely impact our business and operations.

Brexit contributes to considerable uncertainty concerning the current and future economic environment. Brexit could adversely affect European or worldwide political, regulatory, economic or market conditions and could contribute to instability in global political institutions, regulatory agencies and financial markets.

The state of global financial markets and general economic conditions, as well as the perceived impact of emissions by our vessels on the climate may adversely impact our ability to obtain financing or refinance our credit facility on acceptable terms, which may hinder or prevent us from operating or expanding our business.

Global financial markets and economic conditions have been, and continue to be, volatile. Beginning in February 2020, due in part to fears associated with the spread of COVID-19 (as more fully described below), global financial markets and starting in late February, financial markets in the U.S. experienced even greater relative volatility and a steep and abrupt downturn, which volatility and downturn may continue as COVID-19 continues to spread. Credit markets and the debt and equity capital markets have been distressed and the uncertainty surrounding the future of the global credit markets has resulted in reduced access to credit worldwide, particularly for the shipping industry. These issues, along with significant write-offs in the financial services sector, the re-pricing of credit risk and the current weak economic conditions, have made, and will likely continue to make, it difficult to obtain additional financing. The current state of global financial markets and current economic conditions might adversely impact our ability to issue additional equity at prices that will not be dilutive to our existing shareholders or preclude us from issuing equity at all. Economic conditions may also adversely affect the market price of our common shares. Governments are approving large stimulus packages to mitigate the effects of the sudden decline in economic conditions caused by the effects of COVID-19; however, we cannot predict the extent to which these measures will be sufficient to restore or sustain the business and financial condition of companies, in particular those in the shipping industry.

Also, as a result of concerns about the stability of financial markets generally, and the solvency of counterparties specifically, the availability and cost of obtaining money from the public and private equity and debt markets has become more difficult. Many lenders have increased interest rates, enacted tighter lending standards, refused to refinance existing debt at all or on terms similar to current debt, and reduced, and in some cases ceased, to provide funding to borrowers and other market participants, including equity and debt investors, and some have been unwilling to invest on attractive terms or even at all. Due to these factors, we cannot be certain that financing will be available if needed and to the extent required, or that we will be able to refinance our existing and future credit facilities, on acceptable terms or at all. If financing or refinancing is not available when needed, or is available only on unfavorable terms, we may be unable to meet our obligations as they come due or we may be unable to enhance our existing business, complete additional vessel acquisitions or otherwise take advantage of business opportunities as they arise.

In 2019, a number of leading lenders to the shipping industry and other industry participants announced a global framework by which financial institutions can assess the climate alignment of their ship finance portfolios, called the Poseidon Principles, and additional lenders have subsequently announced their intention to adhere to such principles. If the ships in our fleet are deemed not to satisfy the emissions and other sustainability standards contemplated by the Poseidon Principles, the availability and cost of bank financing for such vessels may be adversely affected.

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

While we do not bear the cost of fuel, or bunkers, under time charters, including for our vessels employed on time charters through the Helios Pool, fuel is a significant expense in our shipping operations when vessels are off-hire or deployed under spot charters. Changes in the price of fuel may adversely affect our profitability. The price and supply of fuel is unpredictable and fluctuates based on events outside our control, including geopolitical developments, supply and demand for oil and gas, actions by the Organization of Petroleum Exporting Countries and other oil and gas producers, war and unrest in oil producing countries and regions, regional production patterns and environmental concerns. Further, fuel may become much more expensive in the future, including as a result of the IMO 2020 Cap, which may reduce profitability.

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

The IMO has imposed updated guidelines for ballast water management systems specifying the maximum amount of viable organisms allowed to be discharged from a vessel’s ballast water. Depending on the date of the IOPP renewal survey, existing vessels constructed before September 8, 2017 must comply with the updated D-2 standard on or after September 8, 2019. For most vessels, compliance with the D-2 standard will involve installing on-board systems to treat ballast water and eliminate unwanted organisms. Ships constructed on or after September 8, 2017 are to comply with the D-2 standards on or after September 8, 2017. Currently, eighteen of our VLGCs are in compliance with the updated guidelines. Ballast water management systems, or BWMS, are expected to be installed on the remaining four VLGCs during their next drydock between November 2021 and July 2024 for approximately $0.8 million per vessel. Costs of compliance may be substantial and adversely affect our revenues and profitability.

Furthermore, United States regulations are currently changing. Although the 2013 Vessel General Permit (“VGP”) program and U.S. National Invasive Species Act (“NISA”) are currently in effect to regulate ballast discharge, exchange and installation, the Vessel Incidental Discharge Act (“VIDA”), which was signed into law on December 4, 2018, requires that the EPA develop national standards of performance for approximately 30 discharges, similar to those found in the VGP within two years. By approximately 2022, the U.S. Coast Guard must develop corresponding implementation, compliance and enforcement regulations regarding ballast water. The new regulations could require the installation of new equipment, which may cause us to incur substantial costs.

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

If our vessels call on ports located in countries or territories that are subject to sanctions or embargoes imposed by the United States or other authorities, it could lead to monetary fines or penalties and/or adversely affect our reputation and the market for our common shares.

Since January 1, 2010, none of our vessels have called on ports located in countries or territories subject to country-wide or territory-wide sanctions and/or embargoes imposed by the U.S. government or other authorities or countries identified by the U.S. government or other authorities as state sponsors of terrorism, (“Sanctioned Jurisdictions”). Although we do not expect that our vessels will call on ports located in Sanctioned Jurisdictions and we endeavor to take precautions reasonably designed to mitigate such activities, including relevant trade exclusion clauses in our charter contracts forbidding the use of our vessels in trade that would be in violation economic sanctions, it is possible that on charterers’ instructions, and without our consent, our vessels may call on ports located in such countries or territories in the future. If such activities result in a sanctions violation, we could be subject to monetary fines, penalties, or other sanctions, and our reputation and the market for our common stock could be adversely affected.

Sanctions and embargo laws and regulations vary in their application, as they do not all apply to the same covered persons or proscribe the same activities, and such sanctions and embargo laws and regulations may be amended or strengthened over time. Current or future counterparties of ours may be affiliated with persons or entities that are or may be in the future the subject of sanctions imposed by the U.S. administration, the EU, and/or other international bodies. If we determine that such sanctions require us to terminate existing or future contracts to which we or our subsidiaries are party or if we are found to be in violation of such applicable sanctions, our results of operations may be adversely affected, we could face monetary fines, penalties, or other sanctions, and we may suffer reputational harm.

Additionally, although we believe that we have been in compliance with all applicable sanctions and embargo laws and regulations, and intend to maintain such compliance, there can be no assurance that we will be in compliance in the future, particularly as the scope of certain laws may be unclear and may be subject to changing interpretations. Any such violation could result in fines, penalties or other sanctions that could severely impact our ability to access U.S. capital markets and conduct our business, and could result in some investors deciding, or being required, to divest their interest, or not to invest, in us. In addition, certain institutional investors may have investment policies or restrictions that prevent them from holding securities of companies that have contracts with countries identified by the U.S. government as state sponsors of terrorism. The determination by these investors not to invest in, or to divest from, our common units may adversely affect the price at which our common units trade. Moreover, our charterers may violate applicable sanctions and embargo laws and regulations as a result of actions that do not involve us or our vessels, and those violations could in turn negatively affect our reputation. Investor perception of the value of our common units may be adversely affected by the consequences of war, the effects of terrorism, civil unrest and governmental actions in these and surrounding countries or territories. In addition, charterers and other parties that we have previously entered into contracts with regarding our vessels may be affiliated with persons or entities that are now or may in the future be the subject of sanctions or embargo laws imposed by the U.S. and other applicable governmental bodies. If we determine that such sanctions require us to terminate existing contracts or if we are found to be in violation of such sanctions or embargo laws, we may suffer reputational harm and our results of operations may be adversely affected.

Our vessels are subject to periodic inspections by a classification society.

The hull and machinery of every commercial vessel must be classed by a classification society authorized by its country of registry. The classification society certifies that a vessel is safe and seaworthy in accordance with the applicable rules and regulations of the country of registry of the vessel and SOLAS. Our technically-managed VLGCs are currently classed with either Lloyd's Register, ABS or Det Norske Veritas.

A vessel must undergo annual surveys, intermediate surveys and special surveys. In lieu of a special survey, a vessel's machinery may be on a continuous survey cycle, under which the machinery would be surveyed periodically over a five-year period. Our vessels are on special survey cycles for hull inspection and continuous survey cycles for machinery inspection. Every vessel is also required to be drydocked every two to three years for inspection of the underwater parts of such vessel. However, for vessels not exceeding 15 years that have means to facilitate underwater inspection in lieu of drydocking, the drydocking can be skipped and be conducted concurrently with the special survey. Certain cargo vessels that meet the system requirements set by classification societies may qualify for extended dry docking, which extends the 5-year period to 7.5 years, by replacing certain dry-dockings with in-water surveys.

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

Acts of piracy have historically affected ocean-going vessels. At present, most piracy and armed robbery incidents are recurrent in the Gulf of Aden region off the coast of Somalia, South China Sea, Sulu Sea and Celebes Sea and in particular the Gulf of Guinea region off Nigeria, which experienced increased incidents of piracy in 2019. Sea piracy incidents continue to occur. If these piracy attacks occur in regions in which our vessels are deployed and are characterized by insurers as "war risk" zones or Joint War Committee "war and strikes" listed areas, premiums payable for such coverage, for which we are responsible with respect to vessels employed on spot charters, but not vessels employed on bareboat or time charters, could increase significantly and such insurance coverage may be more difficult to obtain. In addition, costs to employ onboard security guards could increase in such circumstances. We may not be adequately insured to cover losses from these incidents, which could have a material adverse effect on us. In addition, detention hijacking as a result of an act of piracy against our vessels, or an increase in cost, or unavailability of insurance for our vessels, could have a material adverse impact on our business, financial condition and results of operations.

Our operations outside the United States expose us to global risks, such as political conflict, terrorism and public health threats, which may interfere with the operation of our vessels and could have a material adverse impact on our operating results, revenues and costs.

We are an international company and primarily conduct our operations outside the United States. Changing economic, political and governmental conditions in the countries where we are engaged in business or where our vessels are registered affect us. In the past, political conflicts have resulted in attacks on vessels or other petroleum-related infrastructures, mining of waterways and other efforts to disrupt shipping. Continuing conflicts, instability and other recent developments in the Middle East and elsewhere, including increased tensions between the United States and Iran which in January 2020 escalated into a U.S. airstrike in Baghdad that killed a high-ranking Iranian general. and prior attacks involving vessels and vessel seizures in the Strait of Hormuz and off the coast of Gibraltar, the prior attack on an Iranian tanker near the Saudi Arabian port city of Jeddah and the presence of U.S. or other armed forces in Afghanistan, may lead to additional acts of terrorism or armed conflict around the world, and our vessels may face higher risks of being attacked or detained, or shipping routes transited by our vessels, such as the Strait of Hormuz, may be otherwise disrupted. In addition, future hostilities or other political instability in regions where our vessels trade could affect our trade patterns and adversely affect our operations and performance. Further hostilities in or closure of major waterways in the Middle East, Black Sea, or South China Sea region could adversely affect the availability of and demand for crude oil and petroleum products, as well as LPG, and negatively affect our investment and our customers' investment decisions over an extended period of time. In addition, sanctions against oil exporting countries such as Iran, Russia, Sudan and Syria may also impact the availability of crude oil, petroleum products and LPG would increase the availability of applicable vessels thereby impacting negatively charter rates.

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

In addition, public health threats, such as the coronavirus, influenza and other highly communicable diseases or viruses, outbreaks of which have from time to time occurred in various parts of the world in which we operate could adversely impact our operations, and the operations of our customers.

Any of these occurrences and related consequences could have a material adverse impact on our operating results, revenues and costs.

The novel coronavirus (COVID-19) pandemic is dynamic and expanding and has negatively affected the shipping and energy industries. The continuation of this outbreak likely would have, and the emergence of other epidemic or pandemic crises could have, material adverse effects on our business, results of operations, or financial condition.

The novel coronavirus pandemic is dynamic and expanding, and its ultimate scope, duration and effects are uncertain. This pandemic has had and is expected to continue to have direct and indirect adverse effects on our industry and customers, which in turn may impact our business, results of operations and financial condition, as could any future epidemic or pandemic health crisis. Effects of the current COVID-19 pandemic include, or may include, among others:

•

deterioration of worldwide, regional or national economic conditions and activity, which is expected to result in a global recession, the duration and severity of which is uncertain, and which could further reduce or prolong the recent significant declines in energy prices, or adversely affect global demand for LPG, demand for our services, and charter and spot rates;

•	disruptions to our operations as a result of the potential health impact on our employees and crew, and on the workforces of our customers and business partners;

•

disruptions to our business from, or additional costs related to, new regulations, directives or practices implemented in response to the pandemic, such as travel restrictions (including for any of our onshore personnel or any of our crew members to timely embark or disembark from our vessels), increased inspection regimes, hygiene measures (such as quarantining and physical distancing) or increased implementation of remote working arrangements;

•

potential shortages or a lack of access to required spare parts for our vessels, or potential delays in any repairs to, or scheduled or unscheduled maintenance or modifications or dry docking of, our vessels, as a result of a lack of berths available by shipyards from a shortage in labor or due to other business disruptions, as evidenced by the approximately 60-day delay in drydock experienced by one of our vessels in China;

•	delays in vessel inspections and related certifications by class societies, customers or government agencies;

•	potential reduced cash flows and financial condition, including potential liquidity constraints;

•

reduced access to capital, including the ability to refinance any existing obligations, as a result of any credit tightening generally or due to continued declines in global financial markets, including to the prices of publicly-traded securities of us, our peers and of listed companies generally;

•	a reduced ability to opportunistically sell any of our LPG vessels on the second-hand market, either as a result of a lack of buyers or a general decline in the value of second-hand vessels;

•	a decline in the market value of our vessels, which may cause us to (a) incur impairment charges or (b) breach certain covenants under our financing agreements;

•

disruptions, delays or cancellations (i) in the construction of new LPG projects by our customers, which could limit or adversely affect the demand for our vessels or our ability to pursue future growth opportunities and (ii)

in connection with among others, vessel special surveys, installation of ballast water systems and scrubber installations, which could increase our off-hire time and decrease revenues; and

•

potential deterioration in the financial condition and prospects of our customers or joint venture partners, which could adversely impact their ability or willingness to fulfill their obligations to us, or attempts by customers or third parties to renegotiate existing agreements or invoke force majeure contractual clauses as a result of delays or other disruptions, in each such event in accordance with the terms and conditions of the respective contract.

Given the dynamic nature of the circumstances surrounding the COVID-19 pandemic and the worldwide nature of our business and operations, the duration of any business disruption and the related financial impact to us cannot be reasonably estimated at this time, but any prolonged slowdown in the global economy would be likely to continue to negatively impact worldwide demand for seaborne transportation of commodities, as well as for LPG, and could materially affect our business, results of operations and financial condition.

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

Although we have initiated a stock repurchase program, we cannot assure you that we will continue to repurchase shares or that we will repurchase shares at favorable prices.

On August 5, 2019, our Board of Directors authorized the repurchase of up to $50 million of shares of our common stock through the period ended December 31, 2020 (the “Common Share Repurchase Program”). On February 3, 2020, our Board of Directors authorized an increase to our Common Share Repurchase Program to repurchase up to an additional $50 million of shares of our common stock. The amount and timing of share repurchases are subject to capital availability and our determination that share repurchases are in the best interest of our shareholders. As of the date of this annual report we have repurchased $49.3 million shares of our common stock under the Common Share Repurchase Program at an average price of $11.24 per share.

Our ability to repurchase shares will depend upon, among other factors, our cash balances and potential future capital requirements for strategic investments, our results of operations, our financial condition, and other factors beyond our control that we may deem relevant. A reduction in repurchases, or the completion of our stock repurchase program, could have a negative impact on our stock price. Additionally, price volatility of our common stock over a given period may cause the average price at which we repurchase our common stock to exceed the stock’s market price at a given point in time. Conversely, repurchases of our common shares could also increase the volatility of the trading price of our common shares and will diminish our cash reserves. As such, we can provide no assurance that we will repurchase shares at favorable prices, if at all. See Note 11 to our consolidated financial statements included herein for a discussion of our Common Share Repurchase Program

Our board of directors may not declare dividends.

We have not paid any dividends since our inception in July 2013. In general, the terms of our credit facility do not permit us to pay dividends if there is, or the payment of the dividend would result in, an event of default or a breach of a loan covenant.

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

As of the date of this report and based on information contained in documents publicly filed by our Principal Shareholders, our Principal Shareholders own an aggregate of 14.0 million common shares, or approximately 27.6% of our outstanding common shares, and one other major shareholder owns approximately 12.5% of our outstanding common shares. Sales or the possibility of sales of substantial amounts of our common shares by any of our Principal Shareholders or other major shareholders could adversely affect the market price of our common shares.

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

As of March 31, 2020, we were no longer an “emerging growth company” and, as a result, are required to comply with increased disclosure and governance requirements.

As more than five fiscal years have passed since the May 2014 listing of common stock on the NYSE, we ceased to be an “emerging growth company” as defined in the JOBS Act as of March 31, 2020. As such, we are subject to certain requirements that apply to other public companies but did not previously apply to us. These requirements include:

•

the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting;

•	the requirement to provide detailed compensation discussion and analysis in proxy statements and reports filed under the Exchange Act; and

•

the “say on pay” provisions (requiring a non-binding stockholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding stockholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Act and some of the disclosure requirements of the Dodd-Frank Act relating to compensation of our chief executive officer.

Therefore, this Annual Report is subject to Section 404(b) of the Sarbanes-Oxley Act, which requires that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. Compliance with Section 404 is expensive for our shareholders and time consuming for management and could result in the detection of internal control deficiencies of which we are currently unaware. The loss of “emerging growth company” status and compliance with the additional requirements substantially increases our legal and financial compliance costs and make some activities more time consuming and costly.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

VLGCs are our principal physical properties and are more fully described in "Our Fleet" in "Item 1. Business." We do not own any real estate. We lease office space at 27 Signal Road, Stamford, Connecticut, 06902, USA; River House, 143-145 Farringdon Road, London, EC1R 3AB, UK; August Bournonvilles Passage 1, 1055 Copenhagen,  Denmark; and 24 Poseidonos Avenue, 17674, Kallithea, Greece.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common shares have traded on the New York Stock Exchange, or NYSE, since May 9, 2014, under the symbol "LPG." As of June 9, 2020, we had 156 registered holders of our common shares, including Cede & Co., the nominee for the Depository Trust Company. This number excludes shareholders whose stock is held in nominee or street name by brokers.

Stock Repurchase Program

On August 5, 2019, our Board of Directors authorized the Common Share Repurchase Program (as defined above).  On February 3, 2020, our Board of Directors authorized an increase to our Common Share Repurchase Program to repurchase up to an additional $50 million of shares of our common stock.  See Note 11 to our consolidated financial statements included herein for a discussion of our Common Share Repurchase Program.

Equity Compensation Plans

Information about the securities authorized for issuance under our equity compensation plan is set forth under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Compensation Plan Information.”

Taxation

Please see “Item 1. Business—Taxation” for a discussion of certain tax considerations related to holders of our common shares.

Issuer Purchases of Equity Securities

The table below sets forth information regarding our purchases of our common stock during the quarterly period ended March 31, 2020:

			Total
			Number of
			Shares
			Purchased as
			Part of	Maximum Dollar
	Total		Publicly	Value of Shares
	Number	Average	Announced	that May Yet Be
	of Shares	Price Paid	Plans or	Purchased Under the
Period	Purchased	Per Share	Programs	Plan or Programs
January 1 to 31, 2020	150,000	$15.33	150,000	$32,901,415
February 1 to 29, 2020	1,536,854	12.21	1,536,854	64,139,968
March 1 to 31, 2020	1,477,426	9.28	1,457,316	50,652,742
Total	3,164,280	$10.99	3,144,170	$50,652,742

Purchases of our common shares during the quarterly period ended March 31, 2020 represent share repurchases under our Common Share Repurchase Program along with common shares reacquired in satisfaction of tax withholding obligations upon vesting of employee restricted equity awards.

Stock Performance Graph

The performance graph below shows the cumulative total return to shareholders of our common stock relative to the cumulative total returns of the Russell 2000 Index and the Dorian Peer Group Index (defined below). The graph tracks the performance of a $100 investment in our common stock and in each of the indices (with the reinvestment of dividends) from March 31, 2015 to March 31, 2020. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

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

Comparative Cumulative Total Return Assumes Initial Investment of $100 Calculated from March 31, 2015
$140
$120
$100
$80
$60
$40
$20
-
3/31/2015
3/31/2016
3/31/2017
3/31/2018
3/31/2019
3/31/2020
LPG
Peer Index
RTY Index

	3/31/15	3/31/16	3/31/17	3/31/18	3/31/19	3/31/20
Dorian LPG Ltd. ("LPG")	100.00	71.61	80.87	57.31	45.98	63.73
Russell 2000 Index ("RTY Index")	100.00	89.88	112.51	127.39	129.55	95.02
Peer Index	100.00	83.46	68.91	59.71	47.51	37.73
NOK to USD exchange conversion rate	8.0605	8.2698	8.5945	7.8416	8.6273	10.4017

This performance graph shall not be deemed “soliciting material” or to be “filed” with the Commission for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA.

The following table presents selected historical financial and other data of Dorian LPG Ltd. and its subsidiaries for the periods indicated. The selected historical financial data of Dorian LPG Ltd. as of March 31, 2020 and 2019, and for the years ended March 31, 2020,  2019, and 2018 has been derived from our audited consolidated financial statements and notes thereto, all included in “Item 8. Financial Statements and Supplementary Data” of this annual report. The selected historical financial data of Dorian LPG Ltd. and its subsidiaries as of March 31, 2018, 2017 and 2016 and for the years ended March 31, 2017 and 2016 have been derived from our audited consolidated financial statements and notes thereto not appearing in this Form 10-K. The following table should be read together with and are qualified in its entirety by reference to such financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP, and with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(in U.S. dollars, except fleet data)	Year ended	Year ended	Year ended	Year ended	Year ended
Statement of Operations Data	March 31, 2020	March 31, 2019	March 31, 2018	March 31, 2017	March 31, 2016
Revenues	$333,429,998	$158,032,485	$159,334,760	$167,447,171	$289,207,829
Expenses
Voyage expenses	3,242,923	1,697,883	2,213,773	2,965,978	12,064,682
Charter hire expenses	9,861,898	237,525	—	—	—
Vessel operating expenses	71,478,369	66,880,568	64,312,644	66,108,062	47,119,990
Depreciation and amortization	66,262,530	65,201,151	65,329,951	65,057,487	42,591,942
General and administrative expenses	23,355,768	24,434,246	26,186,332	21,732,864	29,836,029
Professional and legal fees related to the BW Proposal	—	10,022,747	—	—	—
Loss on disposal of assets	—	—	—	—	1,125,395
Total expenses	174,201,488	168,474,120	158,042,700	155,864,391	132,738,038
Other income—related parties	1,840,321	2,479,599	2,549,325	2,410,542	1,945,396
Operating income/(loss)	161,068,831	(7,962,036)	3,841,385	13,993,322	158,415,187
Other income/(expenses)
Interest and finance costs	(36,105,541)	(40,649,231)	(35,658,045)	(28,971,942)	(12,757,013)
Interest income	1,458,725	1,755,259	440,059	137,556	148,360
Unrealized gain/(loss) on derivatives	(18,206,769)	(7,816,401)	8,421,531	27,491,333	(8,917,503)
Realized gain/(loss) on derivatives	2,800,374	3,788,123	(1,328,886)	(13,797,478)	(6,858,126)
Gain on early extinguishment of debt	—	—	4,117,364	—	—
Other gain/(loss), net	825,638	(61,619)	(234,094)	(294,606)	(342,523)
Total other income/(expenses), net	(49,227,573)	(42,983,869)	(24,242,071)	(15,435,137)	(28,726,805)
Net income/(loss)	$111,841,258	$(50,945,905)	$(20,400,686)	$(1,441,815)	$129,688,382
Earnings/(loss) per common share—basic	$2.08	$(0.93)	$(0.38)	$(0.03)	$2.29
Earnings/(loss) per common share—diluted	$2.07	$(0.93)	$(0.38)	$(0.03)	$2.29
Other Financial Data
Adjusted EBITDA(1)	$232,843,410	$64,408,989	$74,515,790	$83,279,670	$204,865,215
Fleet Data
Calendar days(2)	8,052	8,030	8,030	8,030	5,491
Time chartered-in days(3)	426	10	—	—	—
Available days(4)	8,088	7,997	8,028	7,976	5,406
Operating days(5)(8)	7,715	7,189	7,153	7,464	5,031
Fleet utilization(6)(8)	95.4%	89.9%	89.1%	93.6%	93.1%
Average Daily Results
Time charter equivalent rate(7)(8)	$42,798	$21,746	$21,966	$22,037	$55,087
Daily vessel operating expenses(9)	$8,877	$8,329	$8,009	$8,233	$8,581

(in U.S. dollars)	As of	As of	As of	As of	As of
Balance Sheet Data	March 31, 2020	March 31, 2019	March 31, 2018	March 31, 2017	March 31, 2016
Cash and cash equivalents	$48,389,688	$30,838,684	$103,505,676	$17,018,552	$46,411,962
Restricted cash—current	3,370,178	—	—	—	—
Restricted cash—non-current	35,629,261	35,633,962	25,862,704	50,874,146	50,812,789
Total assets	1,671,959,843	1,625,370,017	1,736,110,156	1,746,234,880	1,842,178,176
Current portion of long-term debt	53,056,125	63,968,414	65,067,569	65,978,785	66,265,643
Long-term debt—net of current portion and deferred financing fees(10)	581,919,094	632,122,372	694,035,583	683,985,463	746,354,613
Total liabilities	694,907,645	712,687,459	776,696,794	770,233,162	856,578,939
Total shareholders’ equity	$977,052,198	$912,682,558	$959,413,362	$976,001,718	$985,599,237

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

The following table sets forth a reconciliation of net income/(loss) to Adjusted EBITDA (unaudited) for the periods presented:

(in U.S. dollars)	March 31, 2020	March 31, 2019	March 31, 2018	March 31, 2017	March 31, 2016
Net income/(loss)	$111,841,258	$(50,945,905)	$(20,400,686)	$(1,441,815)	$129,688,382
Interest and finance costs	36,105,541	40,649,231	35,658,045	28,971,942	12,757,013
Unrealized (gain)/loss on derivatives	18,206,769	7,816,401	(8,421,531)	(27,491,333)	8,917,503
Realized (gain)/loss) on derivatives	(2,800,374)	(3,788,123)	1,328,886	13,797,478	6,858,126
Gain on early extinguishment of debt	—	—	(4,117,364)	—	—
Stock-based compensation expense	3,227,686	5,476,234	5,138,489	4,385,911	4,052,249
Depreciation and amortization	66,262,530	65,201,151	65,329,951	65,057,487	42,591,942
Adjusted EBITDA	$232,843,410	$64,408,989	$74,515,790	$83,279,670	$204,865,215

(2)

We define calendar days as the total number of days in a period during which each vessel in our fleet was owned or operated pursuant to a bareboat charter. Calendar days are an indicator of the size of the fleet over a period and affect the amount of expenses that are recorded during that period.

(3)

We define time chartered-in days as the aggregate number of days in a period during which we time chartered-in vessels from third parties. Time chartered-in days are an indicator of the size of the fleet over a period and affect both the amount of revenues and the amount of charter hire expenses that are recorded during that period.

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

The following table sets forth a reconciliation of revenues to TCE rate (unaudited) for the periods presented:

(in U.S. dollars, except operating days)
Numerator:	March 31, 2020	March 31, 2019	March 31, 2018	March 31, 2017	March 31, 2016
Revenues	$333,429,998	$158,032,485	$159,334,760	$167,447,171	$289,207,829
Voyage expenses	(3,242,923)	(1,697,883)	(2,213,773)	(2,965,978)	(12,064,682)
Time charter equivalent	$330,187,075	$156,334,602	$157,120,987	$164,481,193	$277,143,147

Pool adjustment*	(1,851,722)	—	(1,857,575)	—	—
Time charter equivalent excluding pool adjustment*	$328,335,353	$156,334,602	$155,263,412	$164,481,193	$277,143,147

Denominator:
Operating days	7,715	7,189	7,153	7,464	5,031
TCE rate:
Time charter equivalent rate	$42,798	$21,746	$21,966	$22,037	$55,087
TCE rate excluding pool adjustment*	$42,558	$21,746	$21,706	$22,037	$55,087

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

	Year ended	Year ended	Year ended	Year ended	Year ended
Company Methodology:	March 31, 2020	March 31, 2019	March 31, 2018	March 31, 2017	March 31, 2016
Operating Days	7,715	7,189	7,153	7,464	5,031
Fleet Utilization	95.4%	89.9%	89.1%	93.6%	93.1
Time charter equivalent rate	$42,798	$21,746	$21,966	$22,037	$55,087

Alternate Methodology:
Operating Days	8,088	7,991	8,028	7,975	5,291
Fleet Utilization	100.0%	99.9%	100.0%	100.0%	97.9%
Time charter equivalent rate	$40,824	$19,564	$19,572	$20,625	$52,380

We believe that Our Methodology using the underlying vessel employment provides more meaningful insight into market conditions and the performance of our vessels.

(9)	Daily vessel operating expenses are calculated by dividing vessel operating expenses by calendar days for the relevant time period.

(10)	Long-term debt is net of deferred financing fees of $11.2 million, $14.0 million, $16.1 million, $20.1 million, and $23.7 million as of March 31, 2020, 2019, 2018, 2017, and 2016, respectively.

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

Overview

We are a Marshall Islands corporation, headquartered in the United States, focused on owning and operating VLGCs. Our fleet currently consists of twenty-four VLGCs, including nineteen new fuel-efficient 84,000 cbm ECO VLGCs, three 82,000 cbm VLGCs, and two time chartered-in VLGCs.

Our nineteen ECO VLGCs, which incorporate fuel efficiency and emission-reducing technologies and certain custom features, were acquired by us for an aggregate purchase price of $1.4 billion and delivered to us between July 2014 and February 2016, seventeen of which were delivered during calendar year 2015 or later.

On April 1, 2015, Dorian and Phoenix began operations of the Helios Pool, which entered into pool participation agreements for the purpose of establishing and operating, as charterer, under a variable rate time charter to be entered into with owners or disponent owners of VLGCs, a commercial pool of VLGCs whereby revenues and expenses are shared. The vessels entered into the Helios Pool may operate either in the spot market, pursuant to COAs or on time charters of two years' duration or less.  As of June 9, 2020,  twenty-two of our twenty-four VLGCs, including the two time chartered-in vessels, were deployed in the Helios Pool.

Our customers, either directly or through the Helios Pool, include or have included global energy companies such as Exxon Mobil Corp., Chevron Corp., China International United Petroleum & Chemicals Co., Ltd., Royal Dutch Shell plc, Equinor ASA, Total S.A., and Sunoco LP, commodity traders such as Geogas Trading S.A., Itochu Corporation, Bayegan Group and the Vitol Group and importers such as E1 Corp., Indian Oil Corporation, SK Gas Co. Ltd. Astomos Energy Corporation, and Oriental Energy Company Ltd. or subsidiaries of the foregoing. For the year ended March 31, 2020, the Helios Pool accounted for 89% of our total revenues. No other individual charterer accounted for more than 10%. Within the Helios Pool, two charterers represented 12% and 11%, respectively of net pool revenues—related party, respectively. For the year ended March 31, 2019, the Helios Pool and one other individual charterer represented 76%, and 14%, respectively, of our total revenues and within the Helios Pool, two charterers each represented 10% of net pool revenues—related party. For the year ended March 31, 2018, the Helios Pool and two other individual charterers accounted for 67%, 13%, and 11%, respectively, of our total revenues and within the Helios Pool, one charterer represented 28% of net pool revenues—related party. See “Item 1A. Risk Factors—We operate exclusively in the LPG shipping industry. Due to our lack of diversification and the lack of diversification of the Helios Pool, adverse developments in the LPG shipping industry may adversely affect our business, financial condition and operating results” and “Item 1A. Risk Factors—We expect to be dependent on a limited number of customers for a material part of our revenues, and failure of such customers to meet their obligations could cause us to suffer losses or negatively impact our results of operations and cash flows.”

We continue to pursue a balanced chartering strategy by employing our vessels on a mix of multi-year time charters, some of which may include a profit-sharing component, shorter-term time charters, spot market voyages and COAs. Two of our vessels are currently on fixed time charters outside of the Helios Pool. See “Item 1. Business—Our Fleet” above for more information.

On August 5, 2019, our Board of Directors authorized our Common Share Repurchase Program to repurchase up to $50 million of shares of our common stock through the period ended December 31, 2020 and on February 3, 2020, increased this authorization to repurchase up to an additional $50 million of shares of our common stock. We repurchased a total of 4,391,832 shares of our common stock for approximately $49.3 million under this program through March 31, 2020.

Recent Developments

COVID-19 Outbreak

The outbreak of COVID-19, which originated in China in December 2019 and subsequently spread to most developed nations of the world, has resulted in the implementation of numerous actions taken by governments and governmental agencies in an attempt to mitigate the spread of the virus. These measures have resulted in a significant reduction in global economic activity and extreme volatility in the global financial markets. The reduction of economic activity has significantly reduced the global demand for oil, refined petroleum products and LPG. The Company expects that the impact of the COVID-19 virus and the uncertainty in the supply and demand for fossil fuels, including LPG, will continue to cause volatility in the commodity markets. Although to date there has not been any significant effect in our operating activities due to COVID-19, other than an approximately 60-day delay associated with the drydocking of one of our vessels in China, the extent to which COVID-19 will impact our results of operation and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including among others, new information which may emerge concerning the severity of the virus and the actions to contain or treat its impact. An estimate of the impact cannot therefore be made at this time.

Prepayment of the 2015 Facility and Cresques Japanese Financing

On April 21, 2020, we prepaid $28.5 million of the then outstanding principal of the 2015 Facility related to the 2015-built VLGC Cresques using cash on hand prior to the closing of the Cresques Japanese Financing (defined below). On April 23, 2020, we refinanced the Cresques pursuant to a memorandum of agreement and a bareboat charter agreement (the “Cresques Japanese Financing”) and received $52.5 million in cash as part of the transaction. Refer to Notes 9 and 23 to our consolidated financial statements included herein for further details.

Refinancing of the Commercial Tranche of the 2015 Facility

In April 2020, we amended the 2015 Facility, to among other things, refinance the commercial tranche from the 2015 Facility Agreement (the “Original Commercial Tranche”) through the entry into an Amended and Restated Facility Agreement. On completion of the transaction, we borrowed $155.8 million, of which $152.9 million went to repay the outstanding loan under the Original Commercial Tranche and $2.9 million of additional cash will be used for general corporate purposes. Key features of the 2015 AR Facility (as defined above) , which will bear interest at the rate of LIBOR plus the applicable margin, include:

•	Extension of the maturity of the refinanced commercial tranche from March 2022 until March 2025;

•	Reduction of annual principal amortization from $12.3 million to $600,000 on the refinanced commercial tranche;

•	Addition of a $25 million revolving credit facility, subject to customary availability conditions;

•

Reduction in the LIBOR margin on the refinanced commercial tranche to 250 basis points from 275 basis points, subject to 10 basis points upward or downward adjustment based on our loan to value ratio for vessels secured under the Amended and Restated 2015 Facility; and

•

Additional LIBOR increase or reduction of up to 10 basis points for changes in the our average efficiency ratio (which weighs carbon emissions for a voyage against the design deadweight of a vessel and the distance traveled on such voyage) for the vessels in our fleet that are owned or technically managed pursuant to a bareboat charter.

The 2015 AR Facility subjects us to substantially similar covenants and restrictions as those imposed pursuant to the 2015 Facility. If we receive approvals by certain applicable lenders under the 2015 AR Facility, we may enjoy improvements in certain covenants. For example, the financial covenants and security value ratio currently in place under the 2015 Facility will remain until we obtain the approval of those lenders constituting the “Required Lenders” under the 2015 AR Facility, to make the following changes:

•	Elimination of the interest coverage ratio;

•	Reduction of the minimum liquidity covenant from $40 million to at least $27.5 million; and

•	Increase of the security value ratio from 135% to 145%.

Vessel Deployment—Spot Voyages, Time Charters, COAs, and Pooling Arrangements

We seek to employ our vessels in a manner that maximizes fleet utilization and earnings upside through our chartering strategy in line with our goal of maximizing shareholder value and returning capital to shareholders when appropriate, taking into account fluctuations in freight rates in the market and our own views on the direction of those rates in the future. As of June 9, 2020, twenty-two of our twenty-four VLGCs, including the two time chartered-in vessels, were employed in the Helios Pool, which includes time charters with a term of less than two years.

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

On April 1, 2015, Dorian and Phoenix began operation of the Helios Pool, which is a pool of VLGC vessels. We believe that the operation of certain of our VLGCs in this pool allows us to achieve better market coverage and utilization. Vessels entered into the Helios Pool are commercially managed jointly by Dorian LPG (UK) Ltd., our wholly-owned subsidiary, and Phoenix. The members of the Helios Pool share in the net pool revenues generated by the entire group of vessels in the pool, weighted according to certain technical vessel characteristics, and net pool revenues (see Note 2 to our consolidated financial statements included herein) are distributed as variable rate time charter hire to each participant. The vessels entered into the Helios Pool may operate either in the spot market, COAs, or on time charters of two years' duration or less. As of June 9, 2020, the Helios Pool operated thirty-five VLGCs, including twenty-two vessels from our fleet, three Phoenix vessels, five from other participants, and five time chartered-in vessels.

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

We generate revenue by providing seaborne transportation services to customers pursuant to three types of contractual relationships:

Pooling Arrangements. As from April 1, 2015, we began operation of the Helios Pool. Net pool revenues—related party for each vessel is determined in accordance with the profit-sharing terms specified within the pool agreement for the Helios Pool. In particular, the pool manager aggregates the revenues and voyage expenses of all of the pool participants and Helios Pool general and administrative expenses and distributes the net earnings to participants based on:

•	pool points (vessel attributes such as cargo carrying capacity, fuel consumption, and speed are taken into consideration); and

•	number of days the vessel was on-hire in the Helios Pool in the period.

For the years ended March 31, 2020,  2019, and 2018, approximately 89.4%, 75.9% and 67.1% of our revenue, respectively, was generated through the Helios Pool as net pool revenues—related party.

Voyage Charters.  A voyage charter, or spot charter, is a contract for transportation of a specified cargo between two or more designated ports. This type of charter is priced on a current or "spot" market rate, typically on a price per ton of product carried. Under voyage charters, we are responsible for all of the voyage expenses in addition to providing the crewing and other vessel operating services. Revenues for voyage charters are more volatile as they are typically tied to prevailing market rates at the time of the voyage. Our gross revenue under voyage charters are generally higher than under comparable time charters so as to compensate us for bearing all voyage expenses. As a result, our revenue and voyage expenses may vary significantly depending on our mix of time charters and voyage charters. For the year ended March 31, 2018, approximately 1.3% of our revenue was generated pursuant to voyage charters from our VLGCs not in the Helios Pool. None of our revenue was generated pursuant to voyage charters from our VLGCs not in the Helios Pool for the years ended March 31, 2020 and 2019.

Time Charters.  A time charter is a contract under which a vessel is chartered for a defined period of time at a fixed daily or monthly rate. Under time charters, we are responsible for providing crewing and other vessel operating services, the cost of which is intended to be covered by the fixed rate, while the customer is responsible for substantially all of the voyage expenses, including bunker fuel consumption, port expenses and canal tolls. LPG is typically transported under a time charter arrangement, with terms ranging up to seven years. In addition, we may also have profit-sharing arrangements with some of our customers that provide for additional payments above a floor monthly rate (usually up to an agreed ceiling) based on the actual, average daily rate quoted by the Baltic Exchange for VLGCs on the benchmark Ras Tanura‑Chiba route over an agreed time period converted to a TCE monthly rate. For the years ended March 31, 2020, 2019, and 2018, approximately 10.2%, 23.9% and 31.5%, respectively, of our revenue was generated pursuant to time charters from our VLGCs not in the Helios Pool.

Other Revenues, net.  Other revenues, net represent income from charterers, including the Helios Pool, relating to reimbursement of expenses such as costs for security guards and war risk insurance for voyages operating in high risk areas. For the years ended March 31, 2020,  2019, and 2018, approximately 0.4%, 0.2% and 0.1%, respectively, of our revenue was generated pursuant to other revenues, net.

Of these revenue streams, revenue generated from voyage charter agreements is further described in our revenue recognition policy as described in Note 2 to our consolidated financial statements. Revenue generated from pools and time charters is accounted for as revenue earned under recently adopted accounting guidance to update the requirements of financial accounting and reporting for lessees and lessors as described in Note 2 to our consolidated financial statements.

Calendar Days.  We define calendar days as the total number of days in a period during which vessels that were both commercially and technically managed were in our fleet. Calendar days are an indicator of the size of the fleet over a period and affect the amount of expenses that are recorded during that period.

Time Chartered-in Days.  We define time chartered-in days as the aggregate number of days in a period during which we time chartered-in vessels. Time chartered-in days are an indicator of the size of the fleet over a period and affect both the amount of revenues and the amount of charter hire expenses that are recorded during that period.

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

Fleet Utilization.  We calculate fleet utilization by dividing the number of operating days during a period by the number of available days during that period. An increase in non‑scheduled off‑hire days, including waiting time, would reduce our operating days, and therefore, our fleet utilization. We use fleet utilization to measure our ability to efficiently find suitable employment for our vessels.

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

Charter Hire Expenses.   We time charter hire certain vessels from third-party owners or operators for a contracted period and rate in order to charter the vessels to our customers. Charter hire expenses include vessel operating lease expense incurred to charter-in these vessels.

Vessel Operating Expenses.  Vessel operating expenses are expenses that are not unique to a specific voyage. Vessel operating expenses are paid by us under each of our charter types. Vessel operating expenses include crew wages and related costs, the costs for lubricants, insurance, expenses relating to repairs and maintenance, the cost of spares and consumable stores, tonnage taxes and other miscellaneous expenses. Our vessel operating expenses will increase with the expansion of our fleet and are subject to change because of higher crew costs, higher insurance premiums, unexpected repair expenses and general inflation. Furthermore, we expect maintenance costs will increase as our vessels age and during periods of drydock.

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

As of March 31, 2020, independent appraisals of the commercially and technically-managed VLGCs in our fleet had indicators of impairment on ten of our VLGCs in accordance with ASC 360 Property, Plant, and Equipment. We determined estimated net operating cash flows for these VLGCs by applying various assumptions regarding future time charter equivalent revenues net of commissions, operating expenses, scheduled drydockings, expected offhire and scrap values. These assumptions were based on historical data as well as future expectations. We estimated spot market rates by obtaining the trailing 10-year historical average spot market rates, as published by maritime industry researchers. Estimated outflows for operating expenses and drydocking expenses were based on historical and budgeted costs and were adjusted for assumed inflation. Utilization was based on our historical levels achieved in the spot market and estimates of a residual value consistent with scrap rates used in management's evaluation of scrap value. Such estimates and assumptions regarding expected net operating cash flows require considerable judgment and were based upon historical experience, financial forecasts and industry trends and conditions. Therefore, based on this analysis, we concluded that no impairment charge was necessary because we believe the vessel carrying values are recoverable. No impairment charges were recognized for the year ended March 31, 2020.

In addition, we performed a sensitivity analysis as of March 31, 2020 to determine the effect on recoverability of changes in TCE rates. The sensitivity analysis suggests that we would not incur an impairment charge on any of the commercially and technically-managed VLGCs in our fleet if daily TCE rates based on the 10-year historical average spot market rates were reduced by 30%. An impairment charge of approximately $11.3 million on six of our VLGCs would be triggered by a reduction of 40% in the 10-year historical average spot market rates.

As of March 31, 2019, independent appraisals of the commercially and technically-managed VLGCs in our fleet had indicators of impairment on twenty-one of our VLGCs in accordance with ASC 360 Property, Plant, and Equipment.  Based on the methodology described above on assessing our long-lived assets for impairment, we concluded that no impairment charges were required for the year ended March 31, 2019.

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

As of March 31, 2018, independent appraisals of the commercially and technically-managed VLGCs in our fleet had indicators of impairment in accordance with ASC 360 Property, Plant, and Equipment. Based on the methodology described above on assessing our long-lived assets for impairment, we concluded that no impairment charges were required for the year ended March 31, 2018.

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

The amount, if any, and timing of any impairment charges we may recognize in the future will depend upon the then current and expected future charter rates and vessel values, which may differ materially from those used in our estimates as of March 31, 2020, 2019 and 2018.

The table set forth below indicates the carrying value of each commercially and technically-managed vessel in our fleet as of March 31, 2020 and 2019 at which times none of the vessels listed in the table below was being held for sale:

			Date of
	Capacity	Year	Acquisition/	Purchase Price/	Carrying value at	Carrying value at
Vessels	(Cbm)	Built	Delivery	Original Cost	March 31, 2020(1)	March 31, 2019(2)
Captain Nicholas ML(3)(4)	82,000	2008	7/29/2013	$68,156,079	$48,770,251	$52,616,033
Captain John NP(4)	82,000	2007	7/29/2013	64,955,636	45,026,465	48,956,358
Captain Markos NL(3)(4)	82,000	2006	7/29/2013	61,421,882	42,358,963	46,134,600
Comet	84,000	2014	7/25/2014	75,276,432	64,847,787	62,970,641
Corsair(3)(4)	84,000	2014	9/26/2014	80,906,292	69,834,204	68,008,719
Corvette(4)	84,000	2015	1/2/2015	84,262,500	68,382,786	71,284,086
Cougar(4)	84,000	2015	6/15/2015	80,427,640	66,434,929	69,351,372
Concorde(4)	84,000	2015	6/24/2015	81,168,031	67,128,028	70,068,424
Cobra(4)	84,000	2015	6/26/2015	80,467,667	66,659,127	69,551,652
Continental(4)	84,000	2015	7/23/2015	80,487,197	67,292,456	70,029,640
Constitution(3)(4)	84,000	2015	8/20/2015	80,517,226	68,123,418	70,019,705
Commodore(4)	84,000	2015	8/28/2015	80,468,889	67,090,925	70,010,625
Cresques(3)(4)	84,000	2015	9/1/2015	82,960,176	73,401,625	72,395,327
Constellation(4)	84,000	2015	9/30/2015	78,649,026	69,800,803	69,050,978
Clermont(3)(4)	84,000	2015	10/13/2015	80,530,199	68,522,988	70,442,436
Cheyenne(3)(4)	84,000	2015	10/22/2015	80,503,271	71,649,915	70,490,868
Cratis(3)(4)	84,000	2015	10/30/2015	83,186,333	73,912,967	73,076,664
Commander(4)	84,000	2015	11/5/2015	78,056,729	66,415,810	68,827,114
Chaparral(4)	84,000	2015	11/20/2015	80,516,187	67,824,584	70,747,136
Copernicus(3)(4)	84,000	2015	11/25/2015	83,333,085	74,348,050	73,448,543
Challenger(3)(4)	84,000	2015	12/11/2015	80,576,863	68,044,591	70,969,909
Caravelle(4)	84,000	2016	2/25/2016	81,119,450	69,124,886	72,070,278
	1,842,000			$1,727,946,790	$1,444,995,559	$1,480,521,108

(1)

Our vessels are stated at carrying values (refer to our accounting policy in Note 2 to our consolidated financial statements included herein) including deferred drydocking costs and, as of March 31, 2020, the carrying value of ten of our vessels exceeded their estimated market value. On an aggregate fleet basis, the estimated market value of our vessels was higher than their carrying value as of March 31, 2020 by $5.6 million. No impairment was recorded during the year ended March 31, 2020 as we believe that the carrying value of our vessels is fully recoverable.

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

(3)

VLGCs for which we believe, as of March 31, 2020, that the estimated fair value is lower than the VLGCs’ carrying value. We believe that the aggregate carrying value of these vessels exceeds their aggregate estimated fair value by $13.1 million as of March 31, 2020. However, as described above, the estimated net operating cash flows for each of these VLGCs were higher than their respective carrying amounts and consequently, no impairment loss was recognized.

(4)

VLGCs for which we believe, as of March 31, 2019, that the estimated fair value is lower than the VLGCs’ carrying value. We believe that the aggregate carrying value of these vessels exceeds their aggregate estimated fair value by $104.1 million as of March 31, 2019. However, as described above, the estimated net operating cash flows for each of these VLGCs were higher than their respective carrying amounts and consequently, no impairment loss was recognized.

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

The fair value of our interest swap agreements at the end of each period is most significantly affected by the interest rate implied by the LIBOR interest yield curve, including its relative steepness. Interest rates have experienced significant volatility in recent years in both the short and long term. While the fair value of our interest rate swap agreements is typically more sensitive to changes in short‑term rates, significant changes in the long‑term benchmark interest rates also materially impact our interest.

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

Results of Operations

For the year ended March 31, 2020 as compared to the year ended March 31, 2019

Revenues

The following table compares revenues for the years ended March 31:

			Increase /	Percent
	2020	2019	(Decrease)	Change
Net pool revenues—related party	$298,079,123	$120,015,771	$178,063,352	148.4%
Time charter revenues	34,111,230	37,726,214	(3,614,984)	(9.6)%
Other revenues, net	1,239,645	290,500	949,145	326.7%
Total	$333,429,998	$158,032,485	$175,397,513	111.0%

Revenues, which represent net pool revenues—related party, time charters and other revenues earned by our vessels, were $333.4 million for the year ended March 31, 2020, an increase of $175.4 million, or 111.0%, from $158.0 million for the year ended March 31, 2019. The increase is primarily attributable to an increase in average TCE rates and fleet utilization. TCE rates of $42,798 for the year ended March 31, 2020 increased from $21,746 for the year ended March 31, 2019. During the year ended March 31, 2020, the board of the Helios Pool approved a reallocation of pool profits in accordance with the pool participation agreements. This reallocation resulted in a $240 increase in our fleet’s overall TCE rates for the year ended March 31, 2020 due mainly to favorable speed and consumption performance of our VLGCs operating in the Helios Pool compared to other VLGCs operating in the Helios Pool. Excluding this reallocation, TCE rates increased by $20,812 when comparing the year ended March 31, 2020 to the year ended March 31, 2019, primarily as a result of higher spot market rates during the year ended March 31, 2020 as compared to the year ended March 31, 2019. The Baltic Exchange Liquid Petroleum Gas Index, an index published daily by the Baltic Exchange for the spot market rate for the benchmark Ras Tanura-Chiba route (expressed as U.S. dollars per metric ton), averaged $67.050 for the year ended March 31, 2020 compared to an average of $34.702 for the year ended March 31, 2019. Our fleet utilization increased from 89.9% during the year ended March 31, 2019 to 95.4% during the year ended March 31, 2020.

Charter Hire Expenses

Charter hire expenses for vessels time chartered-in from third parties were $9.9 million for the year ended March 31, 2020 compared to $0.2 million for the year ended March 31, 2019. This increase was caused by increases in the number of vessels time chartered-in and their respective time chartered-in days. During the year ended March 31, 2020, we time chartered-in one vessel for the entire year and one vessel for a partial year, while we time chartered-in one vessel for less than one month during the year ended March 31, 2019.

Vessel Operating Expenses

Vessel operating expenses were $71.5 million during the year ended March 31, 2020, or $8,877 per vessel per calendar day, which is calculated by dividing vessel operating expenses by calendar days for the relevant time period for the vessels that were in our fleet. This was an increase of $4.6 million, or 6.9%, from $66.9 million, or $8,329 per vessel per calendar day, for the year ended March 31, 2019. The increase in vessel operating expenses was primarily the result of a $3.2 million, or $391 per vessel per calendar day, increase in operating expenses related to the drydocking of vessels including repairs and maintenance, spares and stores, coolant costs, and other drydocking related operating expenses. Additionally, we experienced an increase of crew wages and related costs of $1.0 million, or $114 per vessel per calendar day.

General and Administrative Expenses

General and administrative expenses were $23.4 million for the year ended March 31, 2020, a decrease of $1.0 million, or 4.4%, from $24.4 million for the year ended March 31, 2019. This decrease was due to a reduction of $2.2 million in stock-based compensation, partially offset by an increase of $0.8 million in professional and legal fees unrelated to the BW Proposal (defined below) and a $0.6 million increase in salaries, wages and benefits.

Professional and Legal Fees Related to the BW Proposal

BW LPG Limited (“BW”) made an unsolicited proposal to acquire all of our outstanding common stock and, along with its affiliates, commenced a proxy contest to replace three members of our board of directors with nominees proposed by BW (the “BW Proposal”). BW’s unsolicited proposal and proxy contest were subsequently withdrawn on October 8, 2018. Professional and legal fees related to the BW Proposal were $10.0 million for the year ended March 31, 2019. No such costs were incurred for the year ended March 31, 2020.

Interest and Finance Costs

Interest and finance costs amounted to $36.1 million for the year ended March 31, 2020, a decrease of $4.5 million from $40.6 million for the year ended March 31, 2019. The decrease of $4.5 million during the year ended March 31, 2020 was due a decrease of $4.3 million in interest incurred on our long-term debt, primarily resulting from a decrease in average indebtedness and reduced LIBOR rates, and a reduction of $0.2 million in amortization of deferred financing fees.  Average indebtedness, excluding deferred financing fees, decreased from $747.2 million for the year ended March 31, 2019 to $683.9 million for the year ended March 31, 2020. As of March 31, 2020, the outstanding balance of our long-term debt, excluding deferred financing fees, was $646.1 million.

Unrealized Loss on Derivatives

Unrealized loss on derivatives amounted to approximately $18.2 million for the year ended March 31, 2020 compared to $7.8 million for the year ended March 31, 2019. The $10.4 million difference is attributable to a decrease of $15.6 million in the fair value of our interest rate swaps caused by changes in forward LIBOR yield curves and reductions in notional amounts and an unfavorable change of $2.6 million on our FFA positions.

For the year ended March 31, 2019 as compared to the year ended March 31, 2018

For a discussion of the year ended March 31, 2019 compared to the year ended March 31, 2018, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended March 31, 2019.

Liquidity and Capital Resources

Our business is capital intensive, and our future success depends on our ability to maintain a high‑quality fleet. As of March 31, 2020, we had cash and cash equivalents of $48.4 million, current restricted cash of $3.4 million, non-current restricted cash of $35.6 million, and short-term investments of $15.0 million.

Our primary sources of capital during the year ended March 31, 2020 were $169.0 million in cash generated from operations.

On July 23, 2019, we entered into an agreement to amend the 2015 Facility as further described in Note 9 to our consolidated financial statements.

On August 5, 2019, our Board of Directors authorized the Common Share Repurchase Program to repurchase up to $50 million of our common shares through the period ended December 31, 2020. On February 3, 2020, our Board of Directors authorized an increase to our Common Share Repurchase Program to repurchase up to an additional $50 million of shares of our common stock. As of June 9, 2020, we repurchased a total of 4.4 million of our common shares for approximately $49.3 million and have available $50.7 million to repurchase additional common shares under the Common Share Repurchase Program. Purchases may be made at our discretion in the form of open market repurchase programs, privately negotiated transactions, accelerated share repurchase programs or a combination of these methods. The actual timing and amount of our repurchases will depend on Company and market conditions. We are not obligated to make any common share repurchases under the Common Share Repurchase Program.

As of March 31, 2020, the outstanding balance of our long-term debt, net of deferred financing fees of $11.2 million, was $635 million including $53.1 million of principal on our long-term debt scheduled to be repaid during the year ending March 31, 2021.

On April 21, 2020, we prepaid $28.5 million, which represented the portion of the then outstanding principal of the 2015 Facility related to the 2015-built VLGC Cresques, using cash on hand prior to the closing of the Cresques Japanese Financing. Refer to Note 23 to our consolidated financial statements included herein for further details on the prepayment of the 2015 Facility.

On April 23, 2020, we refinanced a 2015-built VLGC, the Cresques, pursuant to the Cresques Japanese Financing. The refinancing proceeds of $52.5 million increased our unrestricted cash by approximately $24.0 million after we prepaid $28.5 million of the 2015 Facility on April 21, 2020 using cash on hand prior to the closing of the Cresques Japanese Financing. Refer to Note 23 to our consolidated financial statements included herein for further details on the refinancing of the Cresques.

On April 29, 2020, we amended and restated the 2015 Facility, to among other things, refinance the Original Commercial Tranche through the entry into certain new facilities (the “New Facilities”), including (i) a new senior secured term loan facility in an aggregate principal amount of approximately to $155.8 million, which was used to prepay in full the outstanding principal amount under Original Commercial Tranche and for general corporate purposes and (ii) a new senior secured revolving credit facility in an aggregate principal amount of up to $25.0 million, which we intend to use for general corporate purposes. Refer to Note 23 to our consolidated financial statements included herein for further details on the refinancing of the Original Commercial Tranche of the 2015 Facility.

Operating expenses, including expenses to maintain the quality of our vessels in order to comply with international shipping standards and environmental laws and regulations, the funding of working capital requirements, long-term debt repayments, and financing costs represent our short‑term, medium‑term and long‑term liquidity needs as of March 31, 2020.  We anticipate satisfying our liquidity needs for at least the next twelve months with cash on hand and cash from operations. We may also seek additional liquidity through alternative sources of debt financings and/or through equity financings by way of private or public offerings. However, if these sources are insufficient to satisfy our short-term liquidity needs, or to satisfy our future medium-term or long-term liquidity needs, we may need to seek alternative sources of financing and/or modifications of our existing credit facility and financing arrangements. There is no assurance that we will be able to obtain any such financing or modifications to our existing credit facility and financing arrangements on terms acceptable to us, or at all.

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

Cash Flows

The following table summarizes our cash and cash equivalents provided by/(used in) operating, financing and investing activities for the periods presented:

	March 31, 2020	March 31, 2019	March 31, 2018
Net cash provided by operating activities	$169,036,407	$8,883,433	$57,249,103
Net cash used in investing activities	(33,144,834)	(4,520,304)	(437,037)
Net cash provided by/(used in) financing activities	(114,651,756)	(67,005,777)	4,671,658
Net increase/(decrease) in cash, cash equivalents, and restricted cash	$20,916,481	$(62,895,734)	$61,475,682

Operating Cash Flows. Net cash provided by operating activities for the year ended March 31, 2020 was $169.0 million compared with $8.9 million for the year ended March 31, 2019. The increase is primarily related to a sharp increase in our operating income for the year ended March 31, 2020 from increased TCE rates as described above in “Results of operations—For the year ended March 31, 2020 as compared to the year ended March 31, 2019— Revenues”.

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

Investing Cash Flows. Net cash used in investing activities was $33.1 million for the year ended March 31, 2020, compared with net cash used in investing activities of $4.5 million for the year ended March 31, 2019. For the year ended March 31, 2020, net cash used in investing activities was comprised of our capital expenditures of $19.9 million and $14.9 million in purchases of short-term investments, partially offset by $1.8 million in proceeds from the sale of investment securities.

Net cash used in investing activities was $4.5 million for the year ended March 31, 2019, compared with net cash used in investing activities of $0.4 million for the year ended March 31, 2018. For the year ended March 31, 2019, net cash used in investing activities was comprised of our capital expenditures of $4.0 million and $0.5 million in purchases of short-term investments. For the year ended March 31, 2018, net cash used in investing activities comprised primarily of our capital expenditures.

Financing Cash Flows. Net cash used in financing activities was $114.7 million for the year ended March 31, 2020, compared with net cash provided by financing activities of $67.0 million for the year ended March 31, 2019. For the year ended March 31, 2020, net cash used in financing activities consisted of repayments of long-term debt of $64.0 million and treasury stock repurchases of $50.6 million.

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

As our vessels age and our fleet expands, our drydocking expenses will increase. We estimate the current cash outlay for a VLGC special survey to be approximately $1.0 million per vessel (excluding any capital improvements, such as scrubbers and ballast water management systems, to the vessel that may be made during such drydockings) and the cost of an intermediate survey to be between $100,000 and $200,000 per vessel. Ongoing costs for compliance with environmental regulations are primarily included as part of our drydocking and classification society survey costs. Additionally, ballast water management systems are expected to be installed on four of our VLGCs between November 2021 and July 2024 for approximately $0.8 million per vessel. Further, in October 2016, the International Maritime Organization (the “IMO”) set January 1, 2020 as the implementation date for vessels to comply with its low sulfur fuel oil requirement, which cuts sulfur levels from 3.5% to 0.5%. We may comply with this regulation by (i) consuming compliant fuels on board (0.5% sulfur), which are readily available globally since our last quarterly filing, but at a significantly higher cost; (ii) continuing to consume high-sulfur fuel oil by installing scrubbers for cleaning of the exhaust gases to levels at or below compliance with regulations (0.5% sulfur); or (iii) by retrofitting vessels to be powered by liquefied natural gas or LPG, which may be a viable option subject to the relative pricing of compliant low-sulfur fuel (0.5% sulfur) and LPG. Such costs of compliance with the IMO’s low sulfur fuel oil requirement are significant and could have an adverse effect on our operations and financial results. Currently, nine of our technically-managed VLGCs are equipped with scrubbers while another is in the process of being scrubber-equipped. We have commitments related to scrubbers on an additional two of our VLGCs. We had contractual commitments for scrubber purchases of $4.1 million as of March 31, 2020. These amounts only reflect firm commitments for the purchase of scrubber parts and materials as of March 31, 2020. We are not aware of any other proposed regulatory changes or environmental laws that we expect to have a material impact on our current or future results of operations that we have not already considered. Please see "Item 1A. Risk Factors—Risks Relating to Our Company—We may incur increasing costs for the drydocking, maintenance or replacement of our vessels as they age, and, as our vessels age, the risks associated with older vessels could adversely affect our ability to obtain profitable charters.”

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2020:

		Payments due by period
		Less than			More than
	Total	1 Year	1 to 3 Years	3 to 5 Years	5 Years
Long‑term debt obligations(1)	$646,128,204	$53,056,125	$114,202,744	$266,282,371	$212,586,964
Interest payments(2)	131,436,539	26,675,916	46,044,535	35,764,094	22,951,994
Remaining payments on time charter-in agreements	36,729,500	18,363,500	18,366,000	—	—
Remaining payments on scrubber purchases	4,112,466	4,112,466	—	—	—
Remaining payments on BWMS purchases	937,400	937,400	—	—	—
Remaining payments on office leases(3)	702,347	423,901	278,446	—	—
Total	$820,046,456	$103,569,308	$178,891,725	$302,046,465	$235,538,958

(1)

Subsequent to March 31, 2020, we prepaid the 2015 Facility’s then outstanding principal amount related to the Cresques using cash on hand prior to the closing of the Cresques Japanese Financing. Additionally, we refinanced the Original Commercial Tranche of the 2015 Facility. For further details on the Cresques Japanese Financing and the refinancing of the Original Commercial Tranche of the 2015 Facility, refer to Note 23 to our consolidated financial statements included herein.

(2)

Our interest commitment on our 2015 Facility is calculated based on an assumed LIBOR rate of 1.45% (the three‑month LIBOR rate as of March 31, 2020), plus the applicable margin for the respective period as per the loan agreements and the estimated net settlement of the related interest rate swaps.

(3)

Our United Kingdom, Denmark, and Greece office lease payments were translated into U.S. dollars using foreign currency equivalent rates of British Pound Sterling 1.23, Danish Krone 0.15, and Euro 1.10, respectively, as of March 31, 2020.

Off-Balance Sheet Arrangements

We currently do not have any off‑balance sheet arrangements.

Description of Our Debt Obligations

See Note 9 to our consolidated financial statements included herein for a description of our debt obligations.

JOBS Act: Emerging Growth Company Status

As of the year ended March 31, 2020, we ceased to be an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012. As a result, beginning with this Annual Report on Form 10-K for the year ended March 31, 2020, we are subject to Section 404(b) of the Sarbanes-Oxley Act, which requires that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting, included herein.

Recent Accounting Pronouncements

Refer to Note 2 of our consolidated financial statements included herein.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to various market risks, including changes in interest rates, foreign currency fluctuations, and inflation.

Interest Rate Risk

The LPG shipping industry is capital intensive, requiring significant amounts of investment. Much of this investment is provided in the form of long-term debt. Our debt agreement contains interest rates that fluctuate with LIBOR. We have entered into interest rate swap agreements to hedge a majority of our exposure to fluctuations of interest rate risk associated with our 2015 Facility. We have hedged $250.0 million of non-amortizing principal and $155.4 million of amortizing principal of the 2015 Facility as of March 31, 2020 and thus increasing interest rates could adversely impact our future earnings. For the 12 months following March 31, 2020, a hypothetical increase or decrease of 20 basis points in the underlying LIBOR rates would result in an increase or decrease of our interest expense on our unhedged interest-bearing debt by approximately $0.1 million assuming all other variables are held constant. See Notes 9 and 19 to our audited consolidated financial statements included herein for a description of our debt obligations and interest rate swaps, respectively.

Foreign Currency Exchange Rate Risk

Our primary economic environment is the international LPG shipping market. This market utilizes the U.S. dollar as its functional currency. Consequently, our revenues are in U.S. dollars and the majority of our operating expenses are in U.S. dollars. However, we incur some of our expenses in other currencies, particularly Euro, Singapore Dollar, Danish Krone, Japanese Yen, British Pound Sterling, and Norwegian Krone. The amount and frequency of some of these expenses, such as vessel repairs, supplies and stores, may fluctuate from period to period. Depreciation in the value of the U.S. dollar relative to other currencies will increase the cost of us paying such expenses. For the year ended March 31, 2020, 21% of our expenses (excluding depreciation and amortization, interest and finance costs and gain/loss on derivatives), were in currencies other than the U.S. dollar, and as a result we expect the foreign exchange risk associated with these operating expenses to be immaterial. We do not have foreign exchange exposure in respect of our credit facility and interest rate swap agreements, as these are denominated in U.S. dollars.

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

Forward Freight Agreements

From time to time, we may take hedging or speculative positions in derivative instruments, including FFAs. The usage of such derivatives can lead to fluctuations in our reported results from operations on a period-to-period basis. Generally, freight derivatives may be used to hedge our exposure to the spot market for a specified route and period of time. Upon settlement, if the contracted charter rate is less than the average of the rates reported on an identified index for the specified route and time period, the seller of the FFA is required to pay the buyer the settlement sum, being an amount equal to the difference between the contracted rate and the settlement rate, multiplied by the number of days of the specified period. Conversely, if the contracted rate is greater than the settlement rate, the buyer is required to pay the seller the settlement sum. If we take positions in FFAs or other derivative instruments we could suffer losses in the settling or termination of these agreements. This could adversely affect our results of operations and cash flows. During the year ended March 31, 2020,  we entered into a FFAs as an economic hedge to reduce the risk on vessels trading in the spot market and to take advantage of short-term fluctuations in market prices. We do not classify these freight derivatives as cash flow hedges for accounting purposes and therefore gains or losses are recognized in earnings. As of March 31, 2020, we had FFA derivative instruments classified under current liabilities of $2.6 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial information required by this Item is set forth on pages F-1 to F-33 and is filed as part of this annual report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our management concluded that our disclosure controls and procedures were effective as of March 31, 2020. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits to the Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Our management conducted an evaluation of our effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway

Commission (“COSO”). Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of the inherent limitations of internal controls over financial reporting, misstatements may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on the evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2020.

The effectiveness of our internal control over financial reporting as of March 31, 2020 has been audited by Deloitte Certified Public Accountants S.A., an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

Our management with the participation of our principal executive officer and principal financial officer or persons performing similar functions has determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) occurred during the fourth fiscal quarter of our fiscal year ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Class I Directors — Terms expiring at the Company’s 2020 Annual Meeting of Shareholders

Thomas J. Coleman, 53, has served as a director of the Board since September 2013 and is currently our Lead Independent Director, Chairman of the Company’s compensation committee (the “Compensation Committee”) and a member of the Company’s nominating and corporate governance committee (the “Nominating and Corporate Governance Committee”). Mr. Coleman has served as co-Founder and co-President of Kensico Capital Management Corporation (“Kensico”) since 2000. Mr. Coleman is also the co-principal of each of Kensico’s affiliates. Prior to working with Kensico and its affiliates, Mr. Coleman was employed by Halo Capital Partners (“Halo”). Prior to his employment at Halo, Mr. Coleman founded and served as Chief Executive Officer and a director of PTI Holding Inc. from 1990 until 1995. From October 2012 until January 2014, Mr. Coleman served as a director of WebMD. From February 2011 until its sale in January 2012, Mr. Coleman served as a director of Tekelec, a publicly traded global provider of core network solutions. We believe that Mr. Coleman’s knowledge of corporate finance provides him the qualifications and skills to serve as a member of our Board of Directors.

Christina Tan, 67, has served as a director of the Company since May 1, 2015 and is currently a member of the Audit and Nominating and Corporate Governance Committees. Ms. Tan has been the Chief Executive Officer of the MT Maritime Management Group (“MTM Group”) since the beginning of 2020. Ms. Tan has been an officer with the MTM Group for over 30 years, performing in a variety of capacities, including finance and chartering, and was also a board member of Northern Shipping Funds from 2008 to 2015, at which point she remained as a member of the Limited Partnership Advisory Committee (LPAC). For eight years prior to joining MTM Group, Ms. Tan was Vice President of Finance & Trading for Socoil Corporation, a major Malaysian palm oil refiner and trading company. Ms. Tan earned a BA in Economics and Mathematics from Western State College of Colorado. We believe that Ms. Tan’s long-standing experience in the shipping industry and in maritime investments provide her the qualifications and skills to serve as a member of our Board of Directors.

Class II Directors — Terms expiring at the Company’s 2021 Annual Meeting of Shareholders

Øivind Lorentzen, 70, has served as a director of the Company since July 2013 and is currently the Chairman of the Audit Committee. Mr. Lorentzen is currently Managing Director of Northern Navigation, LLC. Mr. Lorentzen has been Non-Executive Vice Chairman of SEACOR Holdings Inc. since early 2015, prior to which he was its Chief Executive Officer. From 1990 until September 2010, Mr. Lorentzen was President of Northern Navigation America, Inc., an investment management and ship-owning agency company concentrating in specialized marine transportation and ship finance. From 1979 to 1990, Mr. Lorentzen was Managing Director of Lorentzen Empreendimentos S.A., an industrial and shipping group in Brazil, and he served on its board of directors until December 2005. From 2001 to 2008, Mr. Lorentzen was Chairman of NFC Shipping Funds, a leading private equity fund in the maritime industry. Mr. Lorentzen is a director of Blue Danube, Inc., a privately owned inland marine service provider, and a director of the Global Maritime Forum, an international not-for-profit organization dedicated to promoting the potential of the global maritime industry. Mr. Lorentzen earned his undergraduate degree at Harvard College and his MBA from Harvard Business School. Mr. Lorentzen’s expertise in the maritime and shipping industries provides him the important qualifications and skills to serve as a member of our Board of Directors.

John C. Lycouris, 70, serves as Chief Executive Officer of Dorian LPG (USA) LLC and is a director of the Dorian LPG Ltd. since its inception in July 2013. Previously, Mr. Lycouris was a Director and VP/Treasurer of Eagle Ocean, Inc. beginning in 1993 and of Eagle Ocean Transport, Inc. beginning in 2004, where he attended to pre- and post-delivery financings of newbuilding and second-hand vessels in the tanker, LPG, and dry bulk sectors, including execution of a multitude of sale and purchase contracts. Mr. Lycouris’ responsibilities also included operational and technical matters as well as investment strategy for a number of portfolios of foreign principals represented by the Companies. Before joining Eagle Ocean, Inc., Mr. Lycouris served as Director of Peninsular Maritime Ltd. a ship brokerage firm in London, UK, which he joined in 1974, and managed the Finance and Accounts departments. Mr. Lycouris holds a BS in Business Administration from Ithaca College and an MBA in Finance from Cornell University. Mr. Lycouris’ successful leadership and executive experience, along with his deep knowledge of the commercial, technical and operational aspects of shipping in general and LPG shipping in particular, provide him the qualifications and skills to serve as a member of our Board of Directors.

Ted Kalborg, 69, has served as a director of the Company since December 12, 2014 and is currently a member of the Audit Committee and Compensation Committee. Mr. Kalborg is the founder of the Tufton Group, a fund management group he founded in 1985 that specializes in the shipping and energy sectors. The group manages hedge funds and private equity funds. Mr. Kalborg’s primary focus has been corporate reorganizations. Mr. Kalborg holds a BA from Stockholm School of Economics and received an MBA from Harvard Business School. Mr. Kalborg’s diversified experience in the oil drilling, shipping, and investment industries, his specialty in maritime and transportation fund management, and his extensive background serving as director of several other companies equip him with the qualifications and skills to act as a member of our Board of Directors.

Class III Directors — Terms expiring at the Company’s 2022 Annual Meeting of Shareholders

John C. Hadjipateras, 69, has served as Chairman of the Board and as our President and Chief Executive Officer and as President of Dorian LPG (USA) LLC since our inception in July 2013. Mr. Hadjipateras has been actively involved in the management of shipping companies since 1972. From 1972 to 1992, Mr. Hadjipateras was the Managing Director of Peninsular Maritime Ltd. in London and subsequently served as President of Eagle Ocean, which provides chartering, sale and purchase, protection and indemnity insurance and shipping finance services. Mr. Hadjipateras has served as a member of the boards of the Greek Shipping Co-operation Committee and of the Council of INTERTANKO, and has been a member of the Baltic Exchange since 1972 and of the American Bureau of Shipping since 2011. Mr. Hadjipateras also served on the Board of Advisors of the Faculty of Languages and Linguistics of Georgetown University and is a trustee of Kidscape, a leading U.K. charity organization. Mr. Hadjipateras was a director of SEACOR Holdings Inc., a global provider of marine transportation equipment and logistics services, from 2000 to 2013. We believe that Mr. Hadjipateras’ expertise in the maritime and shipping industries provides him the qualifications and skills to serve as a member of our Board of Directors.

Malcolm McAvity, 69, has served as a director of the Company since January 2015 and is currently the Chairman of our Nominating and Corporate Governance Committee and a member of our Compensation Committee. Mr. McAvity formerly served as Vice Chairman of Phibro LLC, one of the world’s leading international commodities trading firms, from 1986 through 2012. Mr. McAvity has held various positions trading crude oil and other commodities. Mr. McAvity earned a BA from Stanford University and an MBA from Harvard University. We believe that Mr. McAvity’s experience in commodities trading provides him the qualifications and skills to serve as a member of our Board of Directors.

Information about Executive Officers Who Are Not Directors

Theodore B. Young, 52, has served as our Chief Financial Officer, Treasurer and Principal Financial and Accounting Officer since July 2013, as Chief Financial Officer and Treasurer of Dorian LPG (USA) LLC since July 2013, and as head of corporate development for Eagle Ocean from 2011 to 2013. From 2004 to 2011, Mr. Young was a Senior Managing Director and member of the Investment Committee at Irving Place Capital (“IPC”), where he worked on investments in the industrial, transportation and business services sectors. Prior to joining IPC, Mr. Young was a principal at Harvest Partners, a New York-based middle market buyout firm, from 1997 to 2004. There, Mr. Young was active in industrial transactions and played a key role in the firm’s multinational investment strategy. Prior to his career in private equity, Mr. Young was an investment banker with Merrill Lynch & Co., Inc. and SBC Warburg Dillon Read and its predecessors in New York, Zurich, and London. Mr. Young holds an AB from Dartmouth College and an MBA from the Wharton School of the University of Pennsylvania with a major in accounting.

Tim T. Hansen,  51, has served as our Chief Commercial Officer since 2018. He joined the Company in 2014 as Chartering Manager and in 2015 became the Managing Director for the Helios LPG Pool London Office. Mr. Hansen began his career at sea in 1985 with AP Moeller Maersk (“Maersk”) rising through the ranks in tankers, container and dry cargo vessels, ending his seagoing career as captain of various sized LPG carriers. Mr. Hansen was also a Lieutenant in the Royal Danish Navy from 1992 through 1993, where he served as Skipper on Vessel Traffic Services (“VTS”) vessels, performed various coast guard services, and worked as a VTS Operator at Green Belt Traffic Service. Mr. Hansen returned to Maersk in 1993, where he eventually came ashore in 1999 with responsibilities in several sectors including supercargo, operations, and chartering in the dry cargo segment, Maersk Line and was Senior Charter in Broestroem. In 2002, Mr. Hansen began to focus on the LPG sector and from 2004 until Maersk's exit from the LPG sector in 2013 was Senior Charterer responsible for the daily employment of handy, mid-size and VLGC vessels

Alexander C. Hadjipateras, 40, has served as our Executive Vice President of Business Development since July 2013 and is the son of John C. Hadjipateras, the Chairman of the Board of Directors and President and Chief Executive Officer of the Company. Mr. Alexander C. Hadjipateras’ main areas of focus are business development, vessel sale and purchase, and assisting in the management of the Company’s operations in Athens, Greece. Since joining Eagle Ocean in 2006, Mr. Alexander C. Hadjipateras been involved in its newbuilding program at Sumitomo Shipyard in Japan and Hyundai Heavy Industries in South Korea and has also participated in its Aframax spot chartering. Prior to joining Eagle Ocean, Mr. Alexander C. Hadjipateras worked as a Business Development Manager at Avenue A/ Razorfish, a leading digital consultancy and advertising agency based in San Francisco. Mr. Alexander C. Hadjipateras has served as a director of the Helios Pool since 2018, a director on the Members Committee of the UK P&I Club since 2016, and a director on the Greek Shipping Corporation Committee (GSCC) since 2018. Mr. Alexander C. Hadjipateras graduated from Georgetown University with a BA in history in 2001.

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

Anti-Bribery and Corruption Policy

We have an Anti-Bribery and Corruption Policy which memorializes our commitment to adhere faithfully to both the letter and spirit of all applicable anti-bribery legislation in the conduct of our business activities worldwide

Code of Conduct and Ethics

We have adopted a Code of Ethics applicable to officers, directors and employees (the “Code of Ethics”), which fulfills applicable guidelines issued by the Commission.

Our Code of Ethics and our Anti-Bribery and Corruption Policy can be found on our website at http://www.dorianlpg.com/investor-center/corporate-governance/. We will also provide a hard copy of our Code of Ethics and Anti-Bribery and Corruption Policy free of charge upon written request to Dorian LPG Ltd. c/o Dorian LPG (USA) LLC, 27 Signal Road, Stamford, Connecticut 06902. Any waiver that is granted, and the basis for granting the waiver, will be publicly communicated as appropriate, including through posting on our website, as soon as practicable. We have granted no waivers to the Anti-Bribery and Corruption Policy since its inception. We granted no waivers under our Code of Ethics during the fiscal year ended March 31, 2020 . We intend to post any amendments to and any waivers of our Code of Ethics on our website within four business days.

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

To the Company’s knowledge, based solely on a review of copies of such reports furnished to the Company, and written representations that no reports were required, during the fiscal year ended March 31, 2020, all Section 16(a) filing requirements applicable to the Company’s officers, directors, and greater than ten percent beneficial owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION.

Introduction

Since our April 2014 listing of common stock listing on the NYSE, we have filed our proxies under the scaled reporting rules applicable to emerging growth companies. Beginning on March 31, 2020, we are no longer an emerging growth company. Part III of this Form 10-K now includes, and our proxy statement relating to the 2020 meeting of shareholders will include, additional details as follows:

•	The Compensation Discussion and Analysis below;
•	An additional year of reporting history, and reporting on compensation for two additional named executive officers in our Summary Compensation Table; and
•

Additional compensation disclosure tables for “Grants of Plan-Based Awards” and “Options Exercised and Stock Vested,” which are included in the “Executive Compensation” section of this annual report on Form 10-K.

In addition, this year’s proxy statement will include:

•	An advisory vote on executive compensation; and
•	An advisory vote on the frequency on which we will hold our “say on pay” vote.

Compensation Discussion and Analysis

General

This Compensation Discussion and Analysis (“CD&A”) provides information regarding the compensation program for our executive officers in the fiscal year ended March 31, 2020 (“Fiscal Year 2020”). It describes our compensation philosophy; the objectives of the executive compensation program in Fiscal Year 2020; the elements of the compensation program; and how each element fits into our overall compensation philosophy. Certain information with respect to the compensation program for our executive officers in the fiscal year ended March 31, 2019 (“Fiscal Year 2019”) and in the fiscal year ended March 31, 2021 (“Fiscal Year 2021”) has also been included where the Compensation Committee deemed that such information may be helpful to give context to the disclosure herein.

Our named executive officers  (or “NEOs”), consisting of our principal executive officer (“PEO”), principal financial officer (“PFO”), and our three most highly compensated executive officers other than our PEO and PFO for Fiscal Year 2020 are:

•	John C. Hadjipateras, President, Chief Executive Officer, and Chairman of the Board of Directors;
•	Theodore B. Young, Chief Financial Officer;
•	John C. Lycouris, Chief Executive Officer of Dorian LPG (USA) LLC and Director on our Board of Directors;
•	Tim T. Hansen, Chief Commercial Officer;
•	Alexander C. Hadjipateras, Executive Vice President of Business Development.

Highlights for Fiscal Year 2020

•

Total revenues increased $175.4 million, or 111.0%, to $333.4 million for Fiscal Year 2020 primarily attributable to an increase in average Daily Time Charter Equivalent (“TCE”) rates and fleet utilization.

•	Daily Time Charter Equivalent(1) rate for our fleet of $42,798 for Fiscal Year 2020, a 96.8% increase from the $21,746 TCE rate from Fiscal Year 2019.
•	Net income of $111.8 million, or $2.07 earnings per diluted share (“EPS”) for Fiscal Year 2020 compared to a net loss of $(50.9) million, or $(0.93) EPS for Fiscal Year 2019.
•	Adjusted EBITDA(1) of $232.8 million for Fiscal Year 2020 compared to $64.4 million for Fiscal Year 2019.
•	Repurchased over $49.3 million of our common stock, or approximately 4.4 million shares, at an average price of $11.24 per share.
(1)

Time Charter Equivalent and adjusted EBITDA are non-GAAP measures. Refer to the reconciliation of revenues to TCE and net income to adjusted EBITDA included in Item 6. Selected Financial Data of this annual report.

Compensation Philosophy and Objectives

Our compensation philosophy is designed to establish and maintain an executive compensation program that attracts, retains, and rewards talented executives who possess the skills necessary to help the Company achieve its strategic objectives. We believe that the compensation program should (i) align the interests of executives with those of stockholders in achieving and sustaining increases in stockholder value over the short and long-term, (ii) encourage and reward achievement of our annual and longer-term performance objectives, (iii) promote the long-term success of the Company through an appropriate balance of current and long-term compensation opportunities, (iv) differentiate pay based on individual and Company performance, (v) provide competitive compensation relative to the market and (vi) balance incentives for risk management.

As a result, we endeavor to pay competitive total compensation that is guided by market rates and tailored to account for the specific needs and responsibilities of the particular position as well as the unique qualifications of the individual executive. Historically, in light of the cyclical nature of the shipping industry and the volatile and unpredictable markets in which we operate, we have not established specific performance targets for incentive compensation to our NEOs. We apply judgment and reasonable discretion in making compensation decisions to avoid relying on a formulaic program, taking into account both what has been accomplished and how it has been accomplished in light of the existing commercial environment.

Our goal is to maintain an executive compensation program that is competitive, based on the principles of pay-for-performance, and that follows best practices in executive compensation and corporate governance. To this end, the Compensation Committee routinely evaluates its practices and programs with respect to executive compensation to identify opportunities for improvement.

Key factors affecting the compensation decisions for the NEOs included, key financial and statistical measurements, the design and implementation by the NEOs of (i) a finance strategy for us, including obtaining or renegotiating financing on favorable terms in a difficult market environment, and (ii) strategic objectives for us, such as the design and implementation of a new commercial strategy, including health and safety initiatives and retrofitting of our vessels with scrubbers; as well as the achievement of our operational goals or goals in a particular area of responsibility for the respective NEOs, such as operations or chartering. In addition, we do not provide for excise tax gross-ups, supplemental executive retirement plans and for the Fiscal Year 2020, as a general matter, we did not provide perquisites for our executive officers. While the Compensation Committee may deem it appropriate to provide perquisites for its executive officers in the future, it has no current intention to do so.

Roles in Setting Executive Compensation

Role of the Compensation Committee

For Fiscal Year 2020, the Compensation Committee consisted of three members of the Board, each of whom qualified as “independent” under the NYSE listing standards and applicable independence standards under Rule 10A-3 of the Securities Exchange Act of 1934 (the “Exchange Act”). In view of the importance that independence plays in executive compensation, the Compensation Committee and the other independent directors regularly meet in executive session, without any members of management present.

The primary role of the Compensation Committee is to establish the Company’s compensation philosophy and strategy and to ensure that the Company’s executives are compensated in a manner consistent with the articulated philosophy and strategy. The Compensation Committee takes many factors into account when making compensation decisions with respect to the NEOs and other senior executives, including:

•	Our overall performance;
•	Individual performance, tenure, experience, and long-term potential;
•	Internal pay equity among the senior leadership team; and
•	External, publicly available market data on competitive compensation levels and practices.

Role of the CEO in Setting CEO and Other Executives’ Compensation

All decisions relating to the compensation of Mr. J. Hadjipateras, our Chairman of the Board of Directors and Chief Executive Officer (our “CEO”), are made by the Compensation Committee without him or other members of management present. In making determinations regarding compensation for Dorian’s other NEOs and other selected senior executives, the Compensation Committee considers the recommendations of our CEO (for all executives other than himself).

Our CEO makes recommendations to the Compensation Committee with respect to salary, short-term incentive (bonus), and long-term incentive awards for all executive officers other than himself. He develops those recommendations based on competitive market information, our compensation strategy, his assessment of individual performance, the scope of responsibilities, experience level, time in position, and long-term potential of the particular executive. Our CEO’s recommendations are subject to review, modification, and ultimately approval of the Compensation Committee or, when sufficiently material, the full Board. All Fiscal Year 2020 compensation decisions (including base salaries, annual and long-term compensation) were made by the Compensation Committee.

Role of Outside Advisors

The Compensation Committee has the authority to engage independent advisors to assist in carrying out its duties. In April 2020, the Compensation Committee engaged Steven Hall & Partners (“Steven Hall”) as its independent compensation consultant to advise on executive and director compensation arrangements and related governance matters. Additionally, Steven Hall has assisted management in the preparation of this CD&A.

Compensation Consultant Conflict of Interest Assessment: As required by rules adopted by the SEC under the Dodd-Frank Act, the Compensation Committee assessed the relevant factors, including those set forth in Rule 10C-1(b)(4)(i) through (vi) under the Exchange Act, a and determined that the work of Steven Hall did not raise any conflict of interest in Fiscal Year 2020.

Fiscal Year 2020 Peer Group

The Compensation Committee examines the executive compensation of a group of peer companies to stay current with market pay practices and trends, and to understand the competitiveness of our total compensation and its various elements. In general, we strive for total compensation to be competitive with a group of companies that the Compensation Committee believes to be an appropriate compensation reference group (the “Peer Group”). The Compensation Committee reviews the Peer Group at least annually to affirm that it is comprised of companies that are similar to us in terms of industry focus and scope of operations, size (based on revenues and market capitalization), and the competitive marketplace for talent. While the Compensation Committee believes the data derived from any peer group is helpful, it also recognizes that benchmarking is not necessarily definitive in every case.

Most of our direct business competitors are foreign companies that are not required to disclose compensation information for their executive officers on an individual basis and detailed compensation data is, therefore, limited or unavailable. The Peer Group is limited to those companies for which executive compensation data is publicly available, which necessarily eliminates many of the Company’s competitors that are privately held and/or incorporated in jurisdictions that do not require public disclosure of executive compensation. Thus, while the Compensation Committee uses the Peer Group information for informational and analytical purposes, it does not target a specific percentile or make compensation decisions based solely on such information. The Company reviews the Peer Group information in the context of other publicly-available survey data, and alongside annual assessments of corporate and individual performance to make recommendations and decisions on the compensation applicable to the Company’s NEOs.

The Peer Group for Fiscal Year 2020 consisted of the following 12 publicly-traded oil and gas shipping and transportation companies:

DHT Holdings Inc	Genesis Energy, L.P.	SEACOR Marine LLC
Eagle Bulk Shipping	Kirby Corporation	Tidewater, Inc.
Euronav	Matson, Inc.	Diamond S Shipping Inc.
Genco Shipping & Trading Ltd.	SEACOR Holdings	International Seaways, Inc.

Elements of the Fiscal Year 2020 Executive Officer Compensation Program

The Compensation Committee reviews each element of compensation annually to ensure alignment with its compensation philosophy and objectives, as well as to assess its executive compensation program and levels relative to the competitive marketplace. The executive compensation program consists of the following:

•	Base salary;
•	Annual bonus;
•	Long-term incentive compensation;
•	Retirement benefits generally available to all employees; and
•	Welfare and similar benefits (e.g., medical, dental, disability and life insurance).

Base Salary

We use salary to compensate our NEOs for services rendered during the year and to recognize the experience, skills, knowledge and responsibilities required of each NEO.

The Compensation Committee reviews the base salaries of the NEOs and compares them to the salaries of senior management among the Peer Group companies. Using this information in conjunction with review of other elements of compensation, the Compensation Committee aims to determine whether the NEO salaries are at levels sufficient to attract, motivate and retain these NEOs in leading the Company and driving stockholder value.

Annual adjustments in base salary, if any, consider individual performance, prior experience, position duties and responsibilities, internal equity and external market practices. The Compensation Committee generally relies on the CEO’s evaluation of each NEO’s performance (other than his own) in deciding whether to recommend and/or approve merit increases for any NEOs in a given year. In those instances where the duties and responsibilities of a NEO change, the CEO may recommend any adjustments believed to be warranted, and the Compensation Committee will consider all of the factors enumerated above in determining whether to approve any such changes.

For Fiscal Year 2019, the Compensation Committee reviewed the total compensation and salaries of Messrs. J. Hadjipateras, Lycouris and Young, who were our NEOs for Fiscal Year 2019, as well as Mr. A. Hadjipateras, who was not an NEO for Fiscal Year 2019, but whose total compensation and salary was reviewed due to his familial relation with Mr. J. Hadjipateras, our Chief Executive Officer), taking into consideration market conditions, the recommendations of our Chief Executive Officer (for all executives other than himself), and the desire to retain our experienced, skilled, and knowledgeable NEOs who are essential to leading the Company and driving stockholder value, in keeping with our compensation philosophy. Following its review and using the factors described above, our Compensation Committee determined that the annual salary levels for each of Messrs. J. Hadjipateras, Lycouris, Young and A. Hadjipateras would remain at Fiscal Year 2019 levels in Fiscal Year 2020. Mr. Hansen’s salary was increased 5% in Fiscal Year 2020. The following table summarizes Fiscal Year 2020 base salaries for our NEOs.

Name	Fiscal Year 2020 Salary
John C. Hadjipateras	$550,000
John C. Lycouris	$450,000
Theodore B. Young	$400,000
Tim T. Hansen(1)	$396,611
Alexander C. Hadjipateras	$250,000

(1)

Converted from Danish Kroner to U.S. Dollars at a rate of 1 DKK = 0.1511 USD. Mr. Hansen was not an NEO for the Fiscal Year 2019; as such, the Compensation Committee did not review and approve his total compensation and salary for such period. Beginning on March 31, 2020, the Company ceased to be an emerging growth company and Mr. Hansen was determined to be an NEO for Fiscal Year 2020.

Named Executive Officer Base Salary Increases for Fiscal Year 2021

On May 14, 2020, the Compensation Committee approved the following annual base salary increases for the following NEOs, effective April 1, 2020: for John C. Hadjipateras, a base salary increase from $550,000 to $650,000; for John C. Lycouris, a base salary increase from $450,000 to $550,000; for Theodore B. Young, a base salary increase from $400,000 to $500,000; for Tim T. Hansen, a base salary increase from DKK 2,625,000 to DKK 3,250,000; and for Alexander C. Hadjipateras, a base salary increase from $250,000 to $325,000.

Annual Bonus

Our NEOs are eligible for cash incentives based on annual performance. We use these annual incentive opportunities to reward and drive initiatives as well as short-term achievements and milestones towards meeting the Company’s long-term goals. For Fiscal Year 2019 and Fiscal Year 2020, our NEOs each received discretionary cash bonuses (including a $1,500 holiday bonus). Factors reviewed in determining bonus amounts include: safety measures such as time lost to injuries and the number and frequency or reportable incidents; operating expense per day relative to peers; chartering performance relative to peers; EBITDA; and overall evaluation of individual performance.

The cash bonus amounts in recognition of the officers’ contributions to the Company for Fiscal Year 2019 and paid in FY 2020 are detailed in the table below:

Name	Cash Bonus Awarded(1)
John C. Hadjipateras	$300,000
John C. Lycouris	$200,000
Theodore B. Young	$300,000
Tim T. Hansen	$175,646	(2)
Alexander C. Hadjipateras	$145,000

(1)	In recognition of the officers’ contributions to the Company for FY 2019.

(2)	Converted from Danish Kroner to U.S. Dollars at a rate of 1 DKK = 0.1511 USD.

The cash bonus amounts in recognition of the officers' contributions to the Company for Fiscal Year 2020 (which amounts were approved by the Compensation Committee on May 14, 2020 and will be accounted for and recognized by the Company in connection with Fiscal Year 2021) are detailed in the table below:

Name	Cash Bonus Awarded(1)
John C. Hadjipateras	$1,225,000
John C. Lycouris	$300,000
Theodore B. Young	$300,000
Tim T. Hansen	$333,226	(2)
Alexander C. Hadjipateras	$250,000

(1)	In recognition of the officers’ contributions to the Company for FY 2020.

(2)	Converted from Danish Kroner to U.S. Dollars at a rate of 1 DKK = 0.1511 USD.

Equity-Based Compensation

Our equity-based compensation program is intended to align the interests of our executives with those of our stockholders, and to help reduce the possibility of making excessively risky decisions that could maximize short term profits at the expense of long term value, thereby establishing a direct relationship between executive compensation, long-term operating performance, and sustained increases in stockholder value.

To determine the size of annual equity grants, as described above, our Compensation Committee generally considers the executives’ prior performance, their role and responsibility, and their ability to influence the Company’s long-term growth and business performance, including the recommendations of our Chief Executive Officer (except with respect to his own equity award). Our Compensation Committee also considers Peer Group information, as applicable.

The Compensation Committee believes restricted stock serves as a retention and motivation tool for executives in the volatile shipping industry. On August 2, 2019, the Compensation Committee approved the following long-term equity awards for our NEOs in the form of time-based restricted stock in recognition of the officers' contributions to the Company for the fiscal year ended March 31, 2019: Mr. J. Hadjipateras, Mr. Lycouris, Mr. Young, and Mr. A. Hadjipateras received 64,700, 20,000, 20,000, and 15,000 shares of restricted stock, respectively, on August 5, 2019, vesting in equal installments on the grant date and the first, second and third anniversary of the grant date, and Mr. Hansen received 18,000 restricted stock units vesting in equal installments on the first, second and third anniversary of the grant date.

		Restricted Stock Awards and Restricted Stock Units
Name	Grant Date	Number of shares or units of stock granted(1)(2)	Grant date fair value of shares or units of stock
John C. Hadjipateras	8/5/2019	64,700	$531,187
John C. Lycouris	8/5/2019	20,000	$164,200
Theodore B. Young	8/5/2019	20,000	$164,200
Tim T. Hansen	8/5/2019	18,000	$147,780
Alexander C. Hadjipateras	8/5/2019	15,000	$123,150

(1)	In recognition of the officers’ contributions to the Company for FY 2019.

(2)

On May 14, 2020, the Compensation Committee approved the following long-term equity awards for our NEOs in the form of time-based restricted stock in recognition of the officers' contributions to the Company for Fiscal Year 2020. Mr. J. Hadjipateras is scheduled to receive $1,225,000 of restricted shares that will be issued on a date to be determined in the future. Mr. Lycouris, Mr. Young, and Mr. A. Hadjipateras are scheduled to receive 37,500 restricted shares, 35,000 restricted shares, and 30,000 restricted shares, respectively, on June 15, 2020. Mr. Hansen is scheduled to receive 40,000 restricted stock units on June 15, 2020. The restricted shares for Mr. Lycouris, Mr. Young, and Mr. A. Hadjipateras are expected to vest in escalating installments on the grant date (June 15, 2020) and on the first, second, and third anniversary of that date. The restricted stock units for Mr. Hansen are expected to vest in escalating installments on the first, second, and third anniversaries of the grant date (June 15, 2020).

All restricted shares and restricted stock units of a NEO will vest (i) if such named executive officer’s employment terminates other than for Cause (as defined in the Severance and CIC Plan (defined below)—see “—2014 Executive Severance and Change in Control Severance Plan” below) or on account of death or Disability or (ii) upon a Change of Control (as defined in the Equity Incentive Plan (defined below) and related restricted stock award agreements) that occurs while such named executive officer is still employed with us.

Employment Agreements with the NEOs

None of our NEOs, with the exception of Mr. Hansen, are subject to an employment agreement with us or our subsidiaries.

Mr. Hansen has an employment agreement that entitles him to receive certain benefits and payments if his employment terminates in specified separation scenarios. These arrangements are described under the Potential Payments upon Termination and Change in Control section.

Executive Severance and Change in Control Severance Plan

The 2014 Executive Severance and Change in Control Severance Plan (the "Severance and CIC Plan") provides for payments and other benefits in certain circumstances involving a termination of employment, including a termination of employment in connection with a change-in-control. Cash payments in connection with a change-in-control are subject to a double trigger; that is, the executive is not entitled to payment unless there is both a change-in-control and the executive is subsequently terminated without cause (or resigns for good reason) within a two-year period following the change-in-control. Our executives are not entitled to any severance payments as a result of voluntary termination (outside of the retirement context) or if they are terminated for cause. Detailed information with respect to these payments and benefits can be found under the section entitled “2014 Executive Severance and Change in Control Severance Plan.” Mr. J. Hadjipateras, Mr. Lycouris, Mr. Young and Mr. A. Hadjipateras are participants to the Severance and CIC Plan.

Pursuant to the 2014 Equity Incentive Plan, in the event of a change-in-control all outstanding equity awards become fully vested and any forfeiture provisions shall lapse.

The Committee believes that these severance benefits encourage the commitment of our NEOs and ensure that they will be able to devote their full attention and energy to our affairs in the face of potentially disruptive and distracting circumstances.

Additional Information

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

Nonqualified Deferred Compensation

We contribute to retirement accounts for certain Denmark-based employees, including Mr. Hansen based on a percentage of their annual salaries.

Tax Consideration

As part of its role, the Compensation Committee reviews and considers the expected tax treatment to the Company and its executive officers as one of the factors in determining compensation matters. For Fiscal Year 2020 our gross U.S. source income was exempt from tax under Code section 883 and thus deductions for executive compensation are not relevant to the Company’s U.S. federal income tax positions. If the Company is not exempt from U.S. federal income taxation by reason of Code section 883 and is subject to U.S. federal income taxation on a net income basis, the deduction of certain items of compensation paid to certain of our executives or former executives may be limited. The Compensation Committee has taken, and intends to continue to take, actions, as appropriate, to attempt to minimize, if not eliminate, the Company’s non-deductible compensation expense within the context of maintaining the flexibility that the Compensation Committee believes to be an important element of the Company’s executive compensation program.

Risk Assessment

The Compensation Committee believes that the Company’s compensation objectives and policies do not create risks that are reasonably likely to have a material adverse effect on the Company. Determinations regarding incentive compensation are based on a discretionary assessment of a variety of factors related to the performance of the Company and the contributions of each executive officer to that performance. Incentive compensation awards are not tied to formulas based on short-term performance, and no one factor disproportionately affects incentive amounts, which diversifies the risk associated with any single indicator of performance. A significant portion of each executive’s total compensation is delivered in the form of equity that vests over multiple years, thereby aligning the interests of our executive officers with those of our shareholders. Compensation is determined by our Compensation Committee, which is comprised solely of independent members of our Board of Directors under NYSE listing standards.

Report of the Compensation Committee

The Compensation Committee, comprised entirely of independent directors (as defined under U.S. securities laws, NYSE listing standards and applicable guidelines under the Code), has reviewed the CD&A included in this annual report and discussed that CD&A with management. Based on its review and discussion with management, the Compensation Committee approved the CD&A and recommended to the Dorian Board of Directors that the CD&A be included in this annual report.

Compensation Committee:

Thomas J. Coleman
Ted Kalborg
Malcolm McAvity

Summary Compensation Table

The table below sets forth the compensation earned by our NEOs during the years indicated.

Name and Principal Position	Fiscal Year Ended March 31,	Salary	Bonus(1)	Stock Awards(2)	All Other Compensation(3)	Total
John Hadjipateras(4)	2020	$550,000	$301,500	$531,187	$8,400	$1,391,087
Chief Executive Officer	2019	$550,000	$301,500	$540,892	$8,250	$1,400,642
	2018	$550,000	$601,500	$549,000	$8,100	$1,708,600

John Lycouris(5)	2020	$450,000	$201,500	$164,200	$8,400	$824,100
Chief Executive Officer, Dorian LPG (USA) LLC	2019	$450,000	$201,500	$167,200	$8,250	$826,950
	2018	$450,000	$251,500	$219,600	$8,100	$929,200

Theodore B. Young	2020	$400,000	$301,500	$164,200	$8,400	$874,100
Chief Financial Officer	2019	$400,000	$201,500	$167,200	$8,250	$776,950
	2018	$400,000	$251,500	$201,300	$8,100	$860,900

Tim T. Hansen(6)	2020	$390,552	$174,228	$147,780	$39,055	$751,615
Chief Commercial Officer	2019	$390,309	$176,538	$150,480	$39,031	$756,358
	2018	$397,591	$173,615	$175,680	$39,759	$786,645

Alexander C. Hadjipateras	2020	$250,000	$146,500	$123,150	$8,400	$528,050
Executive Vice President of Business Development	2019	$250,000	$146,500	$125,400	$8,250	$530,150
	2018	$250,000	$146,500	$128,100	$8,100	$532,700

(1)	Represents cash bonuses to each of the NEOs.
(2)

The amounts set forth next to each award represent the aggregate grant date fair value of awards computed in accordance with FASB ASC Topic 718. The assumptions used in calculating the grant date fair value reported in these columns are set forth in Note 12 to our consolidated financial statements included herein.

(3)	The amounts set forth represent contributions by the Company to each of the named executive officer’s 401(k) defined contribution plan for U.S. employees or retirement account for non-U.S. employees.
(4)	As our Chief Executive Officer, Mr. Hadjipateras does not receive any additional compensation for his services as a director.
(5)	As the Chief Executive Officer of our subsidiary, Dorian LPG (USA) LLC, Mr. Lycouris does not receive any additional compensation for his services as a director.
(6)	Mr. Hansen’s salary is calculated using the average applicable exchange rates during each fiscal year for the local currency of employment.

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

Dorian LPG (USA) LLC and its subsidiaries entered into an agreement with DHSA, retroactive to July 2014 and superseding an agreement between Dorian LPG (UK) Ltd. and DHSA, for the provision by Dorian LPG (USA) LLC and its subsidiaries of certain chartering and marine operation services to DHSA, for which income was earned and included in “Other income-related parties” totaling $0.1 million, $0.2 million and $0.4 million for the years ended March 31, 2020, 2019 and 2018, respectively. As of March 31, 2020, $1.3 million was due from DHSA and included in “Due from related parties.” As of March 31, 2019, $1.2 million was due from DHSA and included in “Due from related parties.”

Eagle Ocean Transport incurs miscellaneous costs on behalf of us, for which we reimbursed Eagle Ocean Transport less than $0.1 million for each of the years ended March 31, 2020 and 2019, and $0.1 million for the year ended March 31, 2018. Such expenses are reimbursed based on their actual cost.

None of our members of senior management, including Mr. Hadjipateras, Mr. Lycouris and Mr. Young, are subject to an employment agreement with us or our subsidiaries.

Equity Compensation

On June 30, 2014, Mr. J. Hadjipateras, Mr. Lycouris, Mr. Young, and Mr. A. Hadjipateras received 350,000, 185,000, 90,000, and 30,000 shares of restricted stock, respectively, vesting in equal installments on the third, fourth and fifth anniversary of the grant date. On June 15, 2016, Mr. J. Hadjipateras, Mr. Lycouris, Mr. Young, Mr. Hansen and Mr. A. Hadjipateras received 75,000, 30,000, 27,500, 24,000 and 17,500 shares of restricted stock, respectively, vesting in equal installments on the grant date and the first, second and third anniversary of the grant date. On June 15, 2017, Mr. J. Hadjipateras, Mr. Lycouris, Mr. Young, Mr. Hansen and Mr. A. Hadjipateras received 75,000, 30,000, 27,500, 24,000, and 17,500 shares of restricted stock, respectively, vesting in equal installments on the grant date and the first, second and third anniversary of the grant date. On June 15, 2018, Mr. J. Hadjipateras, Mr. Lycouris, Mr. Young, Mr. Hansen and Mr. A. Hadjipateras received 64,700, 20,000, 20,000, 18,000 and 15,000 shares of restricted stock, respectively, vesting in equal installments on the grant date and the first, second and third anniversary of the grant date. On August 5, 2019, Mr. J. Hadjipateras, Mr. Lycouris, Mr. Young, and Mr. A. Hadjipateras received 64,700, 20,000, 20,000, and 15,000 shares of restricted stock, respectively, vesting in equal installments on the grant date and the first, second and third anniversary of the grant date, and Mr. Hansen received 18,000 restricted stock units vesting in equal installments on the first, second and third anniversary of the grant date. All restricted shares and restricted stock units of a named executive officer will vest (i) if such named executive officer’s employment terminates other than for Cause (as defined in the Severance and CIC Plan (defined below)—see “—2014 Executive Severance and Change in Control Severance Plan” below) or on account of death or Disability or (ii) upon a Change of Control (as defined in the Equity Incentive Plan (defined below) and related restricted stock award agreements) that occurs while such named executive officer is still employed with us.

Grants of Plan-Based Awards

The following table sets forth certain information concerning equity awards granted to our NEOs during the year ended March 31, 2020:

		Restricted Stock Awards and Restricted Stock Units
Name	Grant Date	Number of shares or units of stock granted	Grant date fair value of shares or units of stock(1)
John C. Hadjipateras	8/5/2019	64,700	$531,187
John C. Lycouris	8/5/2019	20,000	$164,200
Theodore B. Young	8/5/2019	20,000	$164,200
Tim T. Hansen	8/5/2019	18,000	$147,780
Alexander C. Hadjipateras	8/5/2019	15,000	$123,150

(1)

The restricted stock unit grant made to Mr. Hansen on August 5, 2019 vest in equal installments on the first, second and third anniversaries of the date of grant, while the restricted stock award grants made on August 5, 2019 to the other NEOS vest on the grant date and the first, second, and third anniversaries of the grant date. The market price of the Company’s stock on the grant date of August 5, 2019 was $8.21.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding equity awards as of March 31, 2020, for each NEO:

		Restricted Stock Awards and Restricted Stock Units
Name	Grant Date	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested(1)
John C. Hadjipateras	8/5/2019	48,525(2)	$422,653
	6/15/2018	32,350(3)	$281,769
	6/15/2017	18,750(4)	$163,313

John C. Lycouris	8/5/2019	15,000(2)	$130,650
	6/15/2018	10,000(3)	$87,100
	6/15/2017	7,500(4)	$65,325

Theodore B. Young	8/5/2019	15,000(2)	$130,650
	6/15/2018	10,000(3)	$87,100
	6/15/2017	6,875(4)	$59,881

Tim T. Hansen	8/5/2019	18,000(5)	$156,780
	6/15/2018	9,000(3)	$78,390
	6/15/2017	6,000(4)	$52,260

Alexander C. Hadjipateras	8/5/2019	11,250(2)	$97,988
	6/15/2018	7,500(3)	$65,325
	6/15/2017	4,375(4)	$38,106

(1)

Fair market value of our common stock on March 31, 2020. The amount listed in this column represents the product of the closing market price of the Company’s stock as of March 31, 2020 ($8.71) multiplied by the number of shares or units of stock subject to the award.

(2)	Granted on August 5, 2019 and vested or vests ratably on each of the grant date and first, second and third anniversaries of the date of grant.
(3)	Granted on June 15, 2018 and vested or vests ratably on each of the grant date and first, second and third anniversaries of the date of grant.
(4)	Granted on June 15, 2017 and vested or vests ratably on each of the grant date and first, second and third anniversaries of the date of grant.
(5)	Granted August 5, 2019 and vests ratably on each of the first, second and third anniversaries of the date of grant

Options Exercised and Stock Vested

The following table provides information for the year ended March 31, 2020 concerning the vesting of restricted stock awards by the NEOs. There were no stock options exercised by the NEOs for the year ended March 31, 2020 and no options have been granted by the Company since its inception.

	Option Awards		Restricted Stock Awards and Restricted Stock Units
Name	Number of shares acquired on exercise	Value realized on exercise	Number of shares acquired on vesting	Value realized on vesting
John C. Hadjipateras(1)	-	-	186,516	$1,630,627
John C. Lycouris(2)	-	-	86,666	$763,277
Theodore B. Young(3)	-	-	53,750	$467,275
Tim T. Hansen(4)	-	-	24,832	$232,351
Alexander C. Hadjipateras(5)	-	-	26,250	$224,738

(1)

Mr. J, Hadjipateras had 53,675 shares of restricted stock vested on June 15, 2019 at a market price of $8.30, 116,666 shares of restricted stock vested on June 30, 2019 at a market price of $9.02, and 16,175 shares of restricted stock vested on August 5, 2019 at a market price of $8.21.

(2)

Mr. Lycouris had 20,000 shares of restricted stock vested on June 15, 2019 at a market price of $8.30, 61,666 shares of restricted stock vested on June 30, 2019 at a market price of $9.02, and 5,000 shares of restricted stock vested on August 5, 2019 at a market price of $8.21.

(3)

Mr. Young had 18,750 shares of restricted stock vested on June 15, 2019 at a market price of $8.30, 30,000 shares of restricted stock vested on June 30, 2019 at a market price of $9.02, and 5,000 shares of restricted stock vested on August 5, 2019 at a market price of $8.21.

(4)	Mr. Hansen had 16,500 shares of restricted stock vested on June 15, 2019 at a market price of $8.30 and 8,332 shares of restricted stock vested on March 2, 2020 at a market price of $11.45.
(5)

Mr. A, Hadjipateras had 12,500 shares of restricted stock vested on June 15, 2019 at a market price of $8.30, 10,000 shares of restricted stock vested on June 30, 2019 at a market price of $9.02, and 3,750 shares of restricted stock vested on August 5, 2019 at a market price of $8.21.

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

The following table provides certain information concerning the compensation earned by each of our non-employee directors serving on our Board for the year ended March 31, 2020, for services rendered in all capacities:

Name	Fees earned or paid in cash ($)(1)	Restricted Stock Awards and Restricted Stock Units(2)	Total ($)
Thomas J. Coleman	75,000	50,892	125,892
Ted Kalborg	70,000	50,892	120,892
Øivind Lorentzen	65,000	50,892	115,892
Malcolm McAvity	75,000	50,892	125,892
Christina Tan	70,000	50,892	120,892

____________________

(1)	Represents cash compensation earned for services rendered as a director for the fiscal year ended March 31, 2020.

(2)

Represents equity compensation for services rendered as a director for the fiscal year ended March 31, 2020. The value of each stock award equals the grant date fair values of $9.02, $10.36, $15.48, and $8.71 per share on June 28, 2019, September 30, 2019, December 31, 2019 and March 31, 2020, respectively.

2014 Equity Incentive Plan

Our 2014 equity incentive plan (the “2014 Equity Incentive Plan”), which was unanimously adopted by our Board of Directors in April 2014, was approved by a shareholder vote at the 2015 annual meeting of shareholders. Pursuant to the terms of the 2014 Equity Incentive Plan, we expect that directors, officers, and employees (including any prospective officer or employee) of the Company and its subsidiaries and affiliates, and consultants and service providers to (including persons who are employed by or provide services to any entity that is itself a consultant or service provider to) the Company and its subsidiaries and affiliates, as well as entities wholly-owned or generally exclusively controlled by such persons, may be eligible to receive stock appreciation rights, stock awards, restricted stock units and performance compensation awards that the plan administrator determines are consistent with the purposes of the plan and the interests of the Company. The maximum number of shares of common stock that may be granted under the 2014 Equity Incentive Plan shall not exceed 2,850,000 in the aggregate. In June 2014, we granted 655,000 shares of restricted stock to certain of our officers. In March 2015, we granted 274,000 shares of restricted stock to certain of our directors, employees and non-employee consultants, of which 8,506 shares were subsequently forfeited by a former employee and are again available for issuance. In June 2016, we issued 250,000 shares of restricted stock to certain of our executive officers and employees, of which 3,054 shares were subsequently forfeited by three former employees and are again available for issuance. In June 2016, we granted 6,950 shares of stock to certain of our directors. In September 2016, we granted 10,130 shares of stock to certain of our directors. In December 2016, we granted 10,434 shares of stock to certain of our directors and non-employee consultants. In March 2017, we granted 7,194 shares of stock to certain of our directors and non-employee consultants. In June 2017, we issued 259,800 shares of restricted stock to certain of our executive officers and employees, of which 3,018 shares were subsequently forfeited by a former employee and are again available for issuance. In June 2017, we granted 8,664 shares of stock to certain of our directors and non-employee consultants. In September 2017, we granted 10,062 shares of stock to certain of our directors. In December 2017, we granted 9,714 shares of stock to certain of our directors and non-employee consultants. In March 2018, we granted 9,720 shares of stock to certain of our directors and non-employee consultants. In June 2018, we issued 200,000 shares of restricted stock to certain of our executive officers and employees, of which 50,000 restricted shares vested on the grant date. In June 2018, we granted 9,552 shares of stock to certain of our directors and non-employee consultants. In September 2018, we granted 9,582 shares of stock to certain of our directors and non-employee consultants. In December 2018, we granted 10,416 shares of stock to certain of our directors and non-employee consultants. In March 2019, we granted 12,804 shares of stock to certain of our directors and non-employee consultants. In June 2019, we granted 7,750 shares of stock to certain of our directors.  In July 2019, we granted 1,550 shares of stock to a  non-employee consultant. In August 2019, we granted 22,500 restricted stock units and issued 175,200 shares of restricted stock to certain of our executive officers and employees, of which 43,802 restricted shares vested on the grant date. In September 2019, we granted 6,470 shares of stock to certain of our directors. In December 2019, we granted 4,745 shares of stock to certain of our directors.  In March 2020, we granted 5,060 shares of stock to certain of our directors. As of June 9, 2020, there were 317,048 shares of restricted stock and restricted stock units that were issued and outstanding, but not yet vested. As of that date, there were 887,281 shares of common stock remaining available for future grants under the 2014 Equity Incentive Plan.

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

In the event of termination without Cause or for Good Reason, officers subject to the Severance and CIC Plan will be eligible to receive a lump-sum payment equal to two times the sum of such officer’s base salary plus bonus, a pro rata annual bonus for the year of termination, a cash payment equal to 18 months of COBRA continuation coverage and one year’s outplacement services (not to exceed $10,000). Should such termination take place within two years following a Change in Control of the Company, or in certain cases, during the six-month period prior to a Change in Control (the “CIC Termination Period”), all outstanding equity awards of a terminated officer subject to the Severance and CIC Plan shall vest and the lump-sum payment to the officer will be increased to 2.99 times the sum of the officer’s base salary plus bonus. The participant will receive payments and pay the excise tax, or the payments will be reduced so that no excise tax applies, whatever puts the participant in a better after-tax position. For purposes of the Severance and CIC Plan, “Cause” is generally defined to mean: (i) the willful and continued failure to substantially perform his or her duties, (ii) the willful engaging in illegal conduct or gross misconduct which is demonstrably and materially injurious to the Company or its affiliates, (iii) engaging in conduct or misconduct that materially harms the reputation or financial position of the Company, (iv) the participant (x) obstructs or impedes, (y) endeavors to influence, obstruct or impede or (z) fails to materially cooperate with, an investigation, (v) the participant withholds, removes, conceals, destroys, alters or by other means falsifies any material which is requested in connection with an investigation, (vi) conviction of, or the entering of a plea of nolo contendere to, a felony or (vii) being found liable in any SEC or other civil or criminal securities law action. For purposes of the Severance and CIC Plan, “Good Reason” generally means (A) with respect to the Chief Executive Officer, Chief Financial Officer and Chief Operating Officer, a material diminution in the nature and scope of the participant’s duties, responsibilities or status, (B) a material diminution in current annual base salary or annual performance bonus target opportunities; or (C) an involuntary relocation to a location more than 25 miles from a participant’s principal place of business, provided that, during the CIC Termination Period, “Good Reason” shall mean (A) (1) any material change in the duties, responsibilities or status (including reporting responsibilities); provided, however, that good reason shall not be deemed to occur upon a change in duties, responsibilities (other than reporting responsibilities) or status that is solely and directly a result of the Company no longer being a publicly traded entity or (2) a material and adverse change in titles or offices (including, if applicable, membership on the board); (B) a more than 10% reduction in the participant’s rate of annual base salary or annual performance bonus or equity incentive compensation target opportunities (including any material and adverse change in the formula for such targets) as in effect immediately prior to such change in control; (C) the failure to continue in effect any employee benefit plan, compensation plan, welfare benefit plan or fringe benefit plan in which the participant is participating immediately prior to such change in control or the taking of any action by the Company, in each case which would materially adversely affect the participant, unless the participant is permitted to participate in other plans providing the participant with materially equivalent benefits in the aggregate; (D) the failure of the Company to obtain the assumption of the Company’s obligations under the plan from any successor; (E) an involuntary relocation of the principal place of business to a location more than 25 miles from the principal place of business immediately prior to such change in control; or (F) a material breach by the Company of the terms of an employment agreement. Although none of our members of senior management, including Mr. Hadjipateras, Mr. Lycouris and Mr.

Young, are subject to an employment agreement with us or our subsidiaries, we cannot guarantee that such members will not enter into such agreements in the future.

Prohibition on Hedging

While the Company does not currently have a policy prohibiting its employees, including executive officers, and directors from engaging in hedging transactions (derivatives, equity swaps, forwards, etc.) involving Company securities, the Company does have an insider trading policy that requires, among other things, that all trading in Company shares by “insiders” (as defined below) must be pre-cleared with the Company’s Chief Financial Officer, the Company's Chief Executive Officer or the Chief Executive Officer of Dorian LPG (USA) LLC (each, an “Authorized Person“) prior to commencing any trade. The relevant Authorized Person will consult as necessary with senior management and/or outside legal counsel to the Company before clearing any proposed trade. The Company’s insider trading policy covers all of the Company’s officers, directors and employees (“insiders”), as well as any transactions in any securities participated in by family members, trusts or corporations directly or indirectly controlled by insiders. In addition, the Company’s insider trading policy applies to transactions engaged in by corporations in which the insider is an officer, director or 10% or greater stockholder and a partnership of which the insider is a partner, unless the insider has no direct or indirect control over the partnership.

President and Chief Executive Officer Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform Act and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our median employee and the annual total compensation of John Hadjipateras, our President and Chief Executive Officer ("CEO"):

This pay ratio is a reasonable estimate calculated in a manner consistent with SEC rules based on our payroll and employment records and other data as described below. The SEC rules for identifying the median compensated employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions and to make reasonable estimates and assumptions that reflect their compensation practices. As such, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies may have different employment and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.

The compensation of the Company’s median employee (“Median Employee”) was determined by reviewing the amount of compensation paid to each of the Company’s employees using the data as shown in its payroll records including base salary, bonuses (including equity awards), and other benefits paid by or on behalf of the Company using the same calculation methods and assumptions, disclosed in the Summary Compensation Table. The total reported compensation for Mr. John Hadjipateras in Fiscal Year 2020 was $1,391,087, as reflected in the Summary Compensation Table included in this Annual Report on Form 10-K, and was approximately 9.1 times the Median Employee’s annual total compensation of $126,261. The methodology used to identify the Median Employee uses the same pay components, as well as the same calculation methods and assumptions, disclosed in the Summary Compensation Table. Given the different methodologies that various public companies will use to determine an estimate of their pay ratio, the estimated ratio reported above should not be used as a basis for comparison between companies. The methodology used to identify the Median Employee excludes consideration of the seafarers who had served on the Company’s commercially-managed vessels for one or more days during the year ended March 31, 2020, since such seafarers were employed, and their compensation was determined, by unaffiliated third parties and these seafarers provide services to the Company or its consolidated subsidiaries as independent contractors or “leased” workers. These seafarers are sourced from seafarer recruitment and placement service agencies and are employed with short-term employment contracts.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to the Company regarding the beneficial ownership of its common stock as of June 9, 2020 unless otherwise indicated below by (i) each person, group or entity known by the Company to be the beneficial owner of more than 5% of the outstanding shares of its common stock, (ii) each of our directors and director nominees, (iii) each of our NEOs and (iv) all of our executive officers and directors as a group. Unless otherwise stated, the address of each named executive officer and director is c/o Dorian LPG Ltd., c/o Dorian LPG (USA) LLC, 27 Signal Road,  Stamford, Connecticut 06902.

Name and Address of Beneficial Owner	Common Shares Beneficially Owned(1)	Percent of Class Beneficially Owned(2)
5% Shareholders
Kensico Capital Management Corp.(3)	8,014,837	15.8%
Wellington Management Group LLP(4)	6,333,772	12.5%
Dimensional Fund Advisors LP(5)	3,839,917	7.6%

Directors and Executive Officers
Thomas J. Coleman(6)	8,039,415	15.8%
John C. Hadjipateras(7)	6,028,438	11.9%
John C. Lycouris(8)	483,408	*
Theodore B. Young(9)	120,691	*
Christina Tan	89,668	*
Alexander C. Hadjipateras	57,480	*
Ted Kalborg(10)	44,578	*
Øivind Lorentzen	43,725	*
Malcolm McAvity	24,578	*
All directors and executive officers as a group (9 persons)(11)	14,638,870	28.8%

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

(2)	Percentages based on a total of 50,827,952 shares of common stock outstanding and entitled to vote at the Annual Meeting as of June 9, 2020.

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

(5)

According to the filing made with the Commission on February 12, 2020, Dimensional Fund Advisors LP possesses sole voting power over 3,694,210 shares and sole dispositive power over 3,839,917 shares. According to the filing made with the Commission on February 12, 2020,  Dimensional Fund Advisors LP furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager or sub-adviser to certain other commingled funds, group trusts and separate accounts (such investment companies, trusts and accounts, collectively referred to as the “Funds”). In certain cases, subsidiaries of Dimensional Fund Advisors LP may act as an adviser or sub-adviser to certain Funds. In its role as investment advisor, sub-adviser and/or manager, Dimensional Fund Advisors LP or its subsidiaries (collectively, “Dimensional”) may possess voting and/or investment power over the securities that are owned by the Funds, and may be deemed to be the beneficial owner of the securities held by the Funds. However, all shares are owned by the Funds. The Funds have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, such securities. To the knowledge of Dimensional, the interest of any one such Fund does not exceed 5% of the class of securities. According to the filing made with the Commission on February 8, 2019, the principal business address of Dimensional is Building One,  6300 Bee Cave Road,  Austin,  Texas 78746.  Dimensional  may have made additional transactions in our common stock since its most recent filing with the Commission. Accordingly, the information presented may not reflect all of the shares currently beneficially owned by Dimensional.

(6)

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

(7)

Mr. Hadjipateras possesses sole voting power over 1,964,436 shares, shared voting power over 4,064,002 shares, sole dispositive power over 1,964,436 shares and shared dispositive power over 176,080 shares. Specifically, Mr. Hadjipateras may be deemed to beneficially own (i) 1,964,436 shares over which he has sole voting and dispositive power; (ii) 26,166 shares by virtue of pledges of such shares given under funding and security agreements with each of Theodore B. Young and Alexander J. Ciaputa, pursuant to which Mr. Hadjipateras may be deemed to share the power to vote and dispose of such shares; (iii) 125,000 shares through Mr. Hadjipateras’ spouse, 4,250 shares through Mr. Hadjipateras’ children, and 20,664 through the LMG Trust (Mr. Hadjipateras and his wife are trustees of the LMG Trust and the beneficiary of the LMG Trust is one of their children), pursuant to which Mr. Hadjipateras may be deemed to share the power to vote and dispose of such shares; and (iv) 3,887,922 shares by virtue of a revocable proxy granted to Mr. Hadjipateras by each of Mark C. Hadjipateras, Angeliki C. Hadjipateras, Aikaterini C. Hadjipateras, Konstantinos Markakis, Olympia Kedrou, Chrysanthi Xyla, Scott M. Sambur, as Trustee of the Kyveli Trust, and George J. Dambassis, pursuant to which Mr. Hadjipateras may be deemed to share the power to vote such shares. Mr. Hadjipateras disclaims beneficial ownership of the reported Dorian shares, and the proceeds thereof, except to the extent of any pecuniary interest therein.

(8)

Mr. Lycouris beneficially owns 203,380 common shares. Mr. Lycouris may also be deemed to indirectly beneficially own 280,028 common of our common shares through the Kyveli Trust, of which Mr. Lycouris and other members of his family are beneficiaries. Mr. Lycouris disclaims all beneficial ownership of the common shares beneficially owned by the Kyveli Trust except to the extent of his pecuniary interest therein.

(9)	According to filings made with the Commission, Mr. Young has pledged 13,083 shares to John C. Hadjipateras as security under a funding and security agreement.

(10)

According to filings made with the Commission, Mr. Kalborg beneficially owns 24,578 Dorian common shares. According to filings made with the SEC, Christmas Common Investments Ltd., of which Kalborg Trust is the sole shareholder, currently holds 20,000 common shares (the “Trust Shares”). Mr. Kalborg and other members of his family are the beneficiaries of the Kalborg Trust and Mr. Kalborg may be deemed to also beneficially own the Trust Shares. Mr. Kalborg disclaims all beneficial ownership of the Trust Shares except to the extent of his pecuniary interest therein.

(11)

To avoid double counting: (i) the 280,028 common shares that may be deemed to be indirectly beneficially owned by Mr. Lycouris through the Kyveli Trust and Mr. Hadjipateras by virtue of a revocable proxy (see Notes 8 and 9 above) are included only once in the total and (ii) the 13,083 common shares that may be deemed to be beneficially owned by Theodore B. Young and John C. Hadjipateras (see Notes 9 and 11 above) are included only once in the total.

Equity Compensation Plan Information

The following table shows information relating to the number of shares authorized for issuance under our equity compensation plans as of March 31, 2020.

March 31, 2020	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans
Approved by shareholders	—	—	887,281	(1)
Not approved by shareholders	—	—	–
Total	—	—	887,281

_________________

(1)	Represents available shares for future issuance under the 2014 Equity Incentive Plan as of March 31, 2020. See “—2014 Equity Incentive Plan” above.

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

In connection with the agreements for the management transfer, Eagle Ocean transferred a certain number of employees and selected assets to our wholly-owned subsidiaries. Eagle Ocean incurs miscellaneous costs, for which we reimbursed Eagle Ocean less than $0.1 million for the fiscal year ended March 31, 2020.

Dorian LPG (USA) LLC and its subsidiaries entered into an agreement with DHSA, retroactive to July 2014 and superseding an agreement between Dorian LPG (UK) Ltd. and DHSA, for the provision by Dorian LPG (USA) LLC and its subsidiaries of certain chartering and marine operation services to DHSA, for which income was earned and included in other income totaling $0.1 million for the year ended March 31, 2020.

As of March 31, 2020, $1.3 million was due from DHSA.

For further information regarding our transactions with related parties, please see Note 3 to our audited consolidated financial statements included herein.

Arrangements Involving Family Members

In respect of the year ended March 31, 2020, we paid $396,500 in salary and cash bonus to Mr. Alexander C. Hadjipateras, a son of Mr. John C. Hadjipateras, the Chairman of the Board, our President and our Chief Executive Officer, for his service as Executive Vice President of Business Development of Dorian LPG (USA) LLC. In the year ended March 31, 2020, Mr. Alexander C. Hadjipateras was also eligible to participate in all benefit programs generally available to employees, including supplemental health care benefits for coverage outside of the United States, and his compensation is commensurate with that of his peers.

In respect of the year ended March 31, 2020, we paid $175,322 in salary and cash bonus to Peter Hadjipateras, a son of Mr. John C. Hadjipateras, the Chairman of the Board, our President and our Chief Executive Officer, for his service as Corporate Business Development Manager. In the year ended March 31, 2020, Mr. Peter Hadjipateras was also eligible to participate in all benefit programs generally available to employees and his compensation is commensurate with that of his peers.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table presents fees for professional services rendered by Deloitte Certified Public Accountants S.A. (“Deloitte”), our independent registered public accounting firm, for the years ended March 31, 2020 and 2019. Deloitte did not bill us for other services during those periods.

	2020	2019
Audit fees(1)	$464,542	$420,376
All other fees(2)	-	3,828
Total	$464,542	$424,204

_____________________

(1)

Audit fees consist of aggregate fees for professional services, including out-of-pocket expenses, provided in connection with services rendered for the integrated or financial statement audits of our consolidated financial statements, reviews of interim financial statements included in filings with the Commission, services performed in connection with our registration statement on Form S-3 filed with the Commission in 2019, and other audit services required for SEC or other regulatory filings and related comfort letters, consents and assistance with and review of documents filed with the Commission.

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

There were no non-audit services provided by our independent registered public accounting firm during the fiscal year ended March 31, 2020.

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

10.3	Form of Vessel Management Agreement with Dorian LPG Management Corp., incorporated by reference to Exhibit 4.21 to the Company’s Annual Report on Form 20-F filed with the Commission on July 30, 2014.
10.4	Form of General Agency Agreement with Dorian LPG Management Corp., incorporated by reference to Exhibit 4.22 to the Company’s Annual Report on Form 20-F filed with the Commission on July 30, 2014.
10.5

Administrative, Advisory and Support Services Agreement between Dorian LPG Ltd. and Dorian LPG (USA) LLC, incorporated by reference to Exhibit 4.24 to the Company’s Annual Report on Form 20-F filed with the Commission on July 30, 2014.

10.6

$446 million Amended and Restated Facility Agreement, dated April 29, 2020, between by and among Dorian LPG Finance LLC, as borrower, the Company, as facility guarantor, certain wholly-owned subsidiaries of the Company as upstream guarantors, ABN Amro Capital USA LLC, Citibank N.A., London Branch, ING Bank N.V., London Branch, Crédit Agricole Corporate and Investment Bank and Skandinaviska Enskilda Banken AB (publ), as bookrunners, and the lenders party to the agreement.

10.7*	2014 Executive Severance and Change in Control Severance Plan, incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed with the Commission on May 31, 2016.
10.8	Form of Restricted Stock Award Agreement, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on June 22, 2016.
21.1	List of Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of Seward & Kissel LLP.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Schema Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Schema Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Schema Label Linkbase.
101.PRE	XBRL Taxonomy Extension Schema Presentation Linkbase.

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

Date: June 11, 2020

Dorian LPG Ltd.
(Registrant)

/s/ John C. Hadjipateras
John C. Hadjipateras
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on June 11, 2020 on behalf of the registrant and in the capacities indicated.

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
Christina Tan

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Dorian LPG Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Dorian LPG Ltd. and subsidiaries (the "Company") as of March 31, 2020 and 2019, the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 11, 2020, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Athens, Greece

June 11, 2020

We have served as the Company’s auditor since 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Dorian LPG Ltd.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Dorian LPG Ltd. and subsidiaries (the “Company”) as of March 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 31, 2020, of the Company and our report dated June 11, 2020, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte Certified Public Accountants S.A.

Athens, Greece

June 11, 2020

We have served as the Company’s auditor since 2013.

Dorian LPG Ltd.

Consolidated Balance Sheets

(Expressed in United States Dollars, except for number of shares)

	As of	As of
	March 31, 2020	March 31, 2019
Assets
Current assets
Cash and cash equivalents	$48,389,688	$30,838,684
Short-term investments	14,923,140	599,949
Restricted cash—current	3,370,178	—
Trade receivables, net and accrued revenues	820,846	1,384,118
Due from related parties	66,847,701	44,455,643
Inventories	1,996,203	2,111,637
Prepaid expenses and other current assets	3,266,999	3,199,038
Total current assets	139,614,755	82,589,069
Fixed assets
Vessels, net	1,437,658,833	1,478,520,314
Other fixed assets, net	185,613	160,283
Total fixed assets	1,437,844,446	1,478,680,597
Other non-current assets
Deferred charges, net	7,336,726	2,000,794
Derivative instruments	—	6,448,498
Due from related parties—non-current	23,100,000	19,800,000
Restricted cash—non-current	35,629,261	35,633,962
Operating lease right-of-use assets	26,861,551	—
Other non-current assets	1,573,104	217,097
Total assets	$1,671,959,843	$1,625,370,017
Liabilities and shareholders’ equity
Current liabilities
Trade accounts payable	$13,552,796	$7,212,580
Accrued expenses	4,080,952	3,436,116
Due to related parties	436,850	489,644
Deferred income	2,068,205	4,258,683
Derivative instruments	2,605,442	—
Current portion of long-term operating lease liabilities	9,212,589	—
Current portion of long-term debt	53,056,125	63,968,414
Total current liabilities	85,012,959	79,365,437
Long-term liabilities
Long-term debt—net of current portion and deferred financing fees	581,919,094	632,122,372
Long-term operating lease liabilities	17,651,939	—
Derivative instruments	9,152,829	—
Other long-term liabilities	1,170,824	1,199,650
Total long-term liabilities	609,894,686	633,322,022
Total liabilities	694,907,645	712,687,459
Commitments and contingencies
Shareholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued nor outstanding	—	—
Common stock, $0.01 par value, 450,000,000 shares authorized, 59,083,290 and 58,882,515 shares issued, 50,827,952 and 55,167,708 shares outstanding (net of treasury stock), as of March 31, 2020 and March 31, 2019, respectively	590,833	588,826
Additional paid-in-capital	866,809,371	863,583,692
Treasury stock, at cost; 8,255,338 and 3,714,807 shares as of March 31, 2020 and March 31, 2019, respectively	(87,183,865)	(36,484,561)
Retained earnings	196,835,859	84,994,601
Total shareholders’ equity	977,052,198	912,682,558
Total liabilities and shareholders’ equity	$1,671,959,843	$1,625,370,017

The accompanying notes are an integral part of these consolidated financial statements.

Dorian LPG Ltd.

Consolidated Statements of Operations

(Expressed in United States Dollars, except for number of shares)

	Year ended
	March 31, 2020	March 31, 2019	March 31, 2018
Revenues
Net pool revenues—related party	$298,079,123	$120,015,771	$106,958,576
Time charter revenues	34,111,230	37,726,214	50,176,166
Voyage charter revenues	—	—	2,068,491
Other revenues, net	1,239,645	290,500	131,527
Total revenues	333,429,998	158,032,485	159,334,760
Expenses
Voyage expenses	3,242,923	1,697,883	2,213,773
Charter hire expenses	9,861,898	237,525	—
Vessel operating expenses	71,478,369	66,880,568	64,312,644
Depreciation and amortization	66,262,530	65,201,151	65,329,951
General and administrative expenses	23,355,768	24,434,246	26,186,332
Professional and legal fees related to the BW Proposal	—	10,022,747	—
Total expenses	174,201,488	168,474,120	158,042,700
Other income—related parties	1,840,321	2,479,599	2,549,325
Operating income/(loss)	161,068,831	(7,962,036)	3,841,385
Other income/(expenses)
Interest and finance costs	(36,105,541)	(40,649,231)	(35,658,045)
Interest income	1,458,725	1,755,259	440,059
Unrealized gain/(loss) on derivatives	(18,206,769)	(7,816,401)	8,421,531
Realized gain/(loss) on derivatives	2,800,374	3,788,123	(1,328,886)
Gain on early extinguishment of debt	—	—	4,117,364
Other gain/(loss), net	825,638	(61,619)	(234,094)
Total other income/(expenses), net	(49,227,573)	(42,983,869)	(24,242,071)
Net income/(loss)	$111,841,258	$(50,945,905)	$(20,400,686)

Weighted average shares outstanding:
Basic	53,881,483	54,513,118	54,039,886
Diluted	54,115,338	54,513,118	54,039,886

Earnings/(loss) per common share—basic	$2.08	$(0.93)	$(0.38)
Earnings/(loss) per common share—diluted	$2.07	$(0.93)	$(0.38)

The accompanying notes are an integral part of these consolidated financial statements.

Dorian LPG Ltd.

Consolidated Statements of Shareholders’ Equity

(Expressed in United States Dollars, except for number of shares)

	Number of			Additional
	common	Common	Treasury	paid-in	Retained
	shares	stock	stock	capital	Earnings	Total
Balance, April 1, 2017	58,342,201	$583,422	$(33,897,269)	$852,974,373	$156,341,192	$976,001,718
Net loss for the period	—	—	—	—	(20,400,686)	(20,400,686)
Restricted share award issuances	297,960	2,980	—	(2,980)	—	—
Stock-based compensation	—	—	—	5,138,489	—	5,138,489
Purchase of treasury stock	—	—	(1,326,159)	—	—	(1,326,159)
Balance, March 31, 2018	58,640,161	$586,402	$(35,223,428)	$858,109,882	$135,940,506	$959,413,362
Net loss for the period	—	—	—	—	(50,945,905)	(50,945,905)
Restricted share award issuances	242,354	2,424	—	(2,424)	—	—
Stock-based compensation	—	—	—	5,476,234	—	5,476,234
Purchase of treasury stock	—	—	(1,261,133)	—	—	(1,261,133)
Balance, March 31, 2019	58,882,515	$588,826	$(36,484,561)	$863,583,692	$84,994,601	$912,682,558
Net income for the period	—	—	—	—	111,841,258	111,841,258
Restricted share award issuances	200,775	2,007	—	(2,007)	—	—
Stock-based compensation	—	—	—	3,227,686	—	3,227,686
Purchase of treasury stock	—	—	(50,699,304)	—	—	(50,699,304)
Balance, March 31, 2020	59,083,290	$590,833	$(87,183,865)	$866,809,371	$196,835,859	$977,052,198

The accompanying notes are an integral part of these consolidated financial statements.

Dorian LPG Ltd.

Consolidated Statements of Cash Flows

(Expressed in United States Dollars)

	Year ended
	March 31, 2020	March 31, 2019	March 31, 2018
Cash flows from operating activities:
Net income/(loss)	$111,841,258	$(50,945,905)	$(20,400,686)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	66,262,530	65,201,151	65,329,951
Amortization of operating lease right-of-use asset	1,885,522	—	—
Amortization of financing costs	2,893,392	3,136,051	7,506,509
Unrealized (gain)/loss on derivatives	18,206,769	7,816,401	(8,421,531)
Stock-based compensation expense	3,227,686	5,476,234	5,138,489
Gain on early extinguishment of debt	—	—	(4,117,364)
Unrealized foreign currency (gain)/loss, net	311,539	303,835	(63,761)
Other non-cash items, net	(1,200,001)	(48,182)	144,545
Changes in operating assets and liabilities
Trade receivables, net and accrued revenue	563,272	(1,047,956)	(325,132)
Prepaid expenses and other current assets	(222,510)	(537,549)	(579,981)
Due from related parties	(25,692,058)	(17,574,923)	15,576,280
Inventories	115,434	(98,730)	567,835
Other non-current assets	(1,356,007)	(131,457)	(10,171)
Operating lease liabilities—current and long-term	(1,888,347)	—	—
Trade accounts payable	1,470,669	793,925	(561,808)
Accrued expenses and other liabilities	(2,078,325)	(2,999,444)	(2,406,945)
Due to related parties	(52,794)	144,129	334,353
Payments for drydocking costs	(5,251,622)	(604,147)	(461,480)
Net cash provided by operating activities	169,036,407	8,883,433	57,249,103
Cash flows from investing activities:
Vessel-related capital expenditures	(19,883,090)	(3,972,815)	(297,534)
Payments for short-term investments	(14,888,638)	(499,690)	—
Proceeds from sale of investment securities	1,767,906	—	—
Payments to acquire other fixed assets	(141,012)	(47,799)	(139,503)
Net cash used in investing activities	(33,144,834)	(4,520,304)	(437,037)
Cash flows from financing activities:
Proceeds from long-term debt borrowings	—	65,137,500	261,000,000
Repayment of long-term debt borrowings	(63,968,414)	(130,205,069)	(251,994,382)
Purchase of treasury stock	(50,642,795)	(1,310,064)	(1,220,535)
Financing costs paid	(40,547)	(628,144)	(3,113,425)
Net cash provided by/(used in) financing activities	(114,651,756)	(67,005,777)	4,671,658
Effects of exchange rates on cash and cash equivalents	(323,336)	(253,086)	(8,042)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	20,916,481	(62,895,734)	61,475,682
Cash, cash equivalents, and restricted cash at the beginning of the period	66,472,646	129,368,380	67,892,698
Cash, cash equivalents, and restricted cash at the end of the period	$87,389,127	$66,472,646	$129,368,380
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$32,461,153	$36,906,567	$27,958,102
Cash paid for amounts included in the measurement of operating lease liabilities	2,810,468	—	—
Vessel-related capital expenditures included in liabilities	4,408,333	33,015	60,854
Financing costs included in liabilities	$595,138	$595,138	$142,434

Reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the total amount of such items reported in the statements of cash flows:
Cash and cash equivalents	$48,389,688	$30,838,684	$103,505,676
Restricted cash—current	3,370,178	—	—
Restricted cash—non-current	35,629,261	35,633,962	25,862,704
Cash and cash equivalents and restricted cash at end of period shown in the statement of cash flows	$87,389,127	$66,472,646	$129,368,380

The accompanying notes are an integral part of these consolidated financial statements.

Dorian LPG Ltd.

Notes to Consolidated Financial Statements

(Expressed in United States Dollars)

1.	Basis of Presentation and General Information

Dorian LPG Ltd. (“Dorian”) was incorporated on July 1, 2013 under the laws of the Republic of the Marshall Islands, is headquartered in the United States and is engaged in the transportation of liquefied petroleum gas (“LPG”) worldwide through the ownership and operation of LPG tankers. Dorian LPG Ltd. and its subsidiaries (together “we,” “us,” “our,” or the “Company”) are focused on owning and operating very large gas carriers (“VLGCs”), each with a cargo carrying capacity of greater than 80,000 cbm. As of March 31, 2020, our fleet consists of twenty-four VLGCs, including nineteen fuel-efficient 84,000 cbm ECO-design VLGCs (“ECO VLGCs”), three 82,000 cbm VLGCs, and two time chartered-in VLGCs. Nine of our technically-managed ECO VLGCs are fitted with exhaust gas cleaning systems (commonly referred to as “scrubbers”) to reduce sulfur emissions. The installation of scrubbers on six of these VLGCs was completed during the year ended March 31, 2020 and the installation of a scrubber on an additional VLGC was in progress as of March 31, 2020 and was completed in April 2020. An additional three of our technically-managed VLGCs had contractual commitments to be equipped with scrubbers as of March 31, 2020, for which one is currently in progress of being scrubber-equipped.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of Dorian LPG Ltd. and its subsidiaries.

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

Our subsidiaries, which are all wholly-owned and all are incorporated in Republic of the Marshall Islands (unless otherwise indicated below), as of March 31, 2020 are listed below.

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
Dorian LPG FFAS LLC

(1)	CBM: Cubic meters, a standard measure for LPG tanker capacity
(2)	Operated pursuant to a bareboat charter agreement. Refer to Notes 9 below for further information

Customers

For the year ended March 31, 2020, the Helios Pool accounted for 89% of our total revenues. No other individual charterer accounted for more than 10%. For the year ended March 31, 2019, the Helios Pool and one other individual charterer represented 76% and 14% of our total revenues, respectively. For the year ended March 31, 2018, the Helios Pool and two other individual charterers accounted for 67%,  13% and 11% of our total revenues, respectively.

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

(f)   Short-term investments:  We consider short-term, highly-liquid time deposits placed with financial institutions, which are readily convertible into known amounts of cash with original maturities of more than three months, but less than 12 months at the time of purchase to be short-term investments.

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

(h)   Due from related parties:  Due from related parties reflect receivables from the Helios Pool and other related parties. Distributions of earnings due from the Helios Pool are classified as current and working capital contributed to the Helios Pool is classified as non-current.

(i)   Inventories:  Inventories consist of bunkers on board the vessels when vessels are unemployed or are operating under voyage charters and lubricants and stores on board the vessels. Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first in, first out method. Net realizable value is the estimated selling price, less reasonably predictable costs of disposal and transportation.

(j)   Vessels, net:  Vessels, net are stated at cost net of accumulated depreciation and impairment charges. The costs of the vessels acquired as part of a business acquisition are recorded at their fair value on the date of acquisition. The cost of vessels purchased consists of the contract price, less discounts, plus any direct expenses incurred upon acquisition, including improvements, commission paid, delivery expenses and other expenditures to prepare the vessel for her initial voyage. The initial purchase of LPG coolant for the refrigeration of cargo is also capitalized. Allocated interest costs incurred during construction are capitalized. Subsequent expenditures for conversions and major improvements, including scrubbers, are also capitalized when they appreciably extend the life, increase the earning capacity or improve the efficiency or safety of the vessels. Repairs and maintenance are expensed as incurred.

(k)   Impairment of long‑lived assets:  We review our vessels “held and used” for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. When the estimate of future undiscounted cash flows, excluding interest charges, expected to be generated by the use of the asset is less than its carrying amount, the asset is evaluated for an impairment loss. Measurement of the impairment loss is based on the fair value of the asset.

(l)   Vessel depreciation:  Depreciation is computed using the straight‑line method over the estimated useful life of the vessels, after considering the estimated salvage value. Each vessel’s salvage value is equal to the product of its lightweight tonnage and estimated scrap rate. Management estimates the useful life of its vessels to be 25 years from the date of initial delivery from the shipyard. Secondhand vessels are depreciated from the date of their acquisition through their remaining estimated useful life.

(m)  Drydocking and special survey costs:  Drydocking and special survey costs are accounted under the deferral method whereby the actual costs incurred are deferred and are amortized on a straight‑line basis over the period through the date the next survey is scheduled to become due. The classification societies provide guidelines applicable to LPG vessels relating to extended intervals for drydocking. Generally, we are required to drydock each of our vessels every five years until they reach 15 years of age unless an extension of the drydocking to seven and one-half years is requested and granted by the classification society and the vessel is not older than 20 years of age. Costs deferred are limited to actual costs incurred at the yard and parts used in the drydocking or special survey. Costs deferred include expenditures incurred relating to shipyard costs, hull preparation and painting, inspection of hull structure and mechanical components, steelworks, machinery works, and electrical works. If a survey is performed prior to the scheduled date, the remaining unamortized balances are immediately written off. Unamortized balances of vessels that are sold are written‑off and included in the calculation of the resulting gain or loss in the period of the vessel’s sale. The amortization charge is presented within Depreciation and amortization in the consolidated statement of operations.

(n)   Financing costs:  Financing costs incurred for obtaining new loans and credit facilities are deferred and amortized to interest expense over the respective term of the loan or credit facility using the effective interest rate method. Any unamortized balance of costs relating to loans repaid or refinanced is expensed in the period the repayment or refinancing is made, subject to the accounting guidance regarding Debt—Modifications and Extinguishments. Any unamortized balance of costs related to credit facilities repaid is expensed in the period. Any unamortized balance of costs relating to credit facilities refinanced are deferred and amortized over the term of the respective credit facility in the period the refinancing occurs, subject to the provisions of the accounting guidance relating to Debt—Modifications and Extinguishments. The unamortized financing costs are reflected as a reduction of Long-term debt—net of current portion and deferred financing fees in the accompanying consolidated balance sheet.

(o)   Restricted cash:  Restricted cash represents minimum liquidity to be maintained with certain banks under our borrowing arrangements and pledged cash deposits. The restricted cash is classified as non-current in the event that its obligation is not expected to be terminated within the next twelve months as they are long-term in nature.

(p)   Leases: We adopted the new lease guidance as described in Note 2 effective April 1, 2019 and applied the modified retrospective approach. Refer to Note 10 for a description of our operating lease expenses for the years ended March 31, 2020, 2019, and 2018 and to Note 18 for a description of commitments related to our leases as of March 31, 2020. The following is a description of our arrangements that were impacted by this new guidance.

Time charter-out contracts

Our time charter revenues are generated from our vessels being hired by a third-party charterer for a specified period in exchange for consideration, which is based on a monthly hire rate. The charterer has the full discretion over the ports subject to compliance with the applicable charter party agreement and relevant laws. In a time charter contract, we are responsible for all the costs incurred for running the vessel such as crew costs, vessel insurance, repairs and maintenance, and lubricants. The charterer bears the voyage related costs such as bunker expenses, port charges and canal tolls during the hire period. The performance obligations in a time charter contract are satisfied on a straight-line basis over the term of the contract beginning when the vessel is delivered to the charterer until it is redelivered back to us. The charterer generally pays the charter hire monthly in advance. We determined that our time charter contracts are considered operating leases and therefore fall under the scope of the guidance because (i) the vessel is an identifiable asset, (ii) we do not have substantive substitution rights, and (iii) the charterer has the right to control the use of the vessel during the term of the contract and derives the economic benefits from such use. Under the guidance, we elected the practical expedient available to lessors to not separate the lease and non-lease components included in the time charter revenue because (i) the pattern of revenue recognition for the lease and non-lease components is the same as it is earned by the passage of time and (ii) the lease component, if accounted for separately, would be classified as an operating lease. The adoption of the guidance did not impact our accounting for time charter out contracts.

Time charter revenues are recognized when an agreement exists, the price is fixed, service is provided and the collection of the related revenue is reasonably assured. We record time charter revenues on a straight-line basis over the term of the charter as service is provided. Time charter revenues received in advance of the provision of charter service are recorded as deferred income and recognized when the charter service is rendered. Deferred income or accrued revenue also may result from straight‑line revenue recognition in respect of charter agreements that provide for varying charter rates. Deferred income and accrued revenue amounts that will be recognized within the next twelve months are presented as current, with amounts to be recognized thereafter presented as non‑current. Revenues earned through the profit-sharing arrangements in the time charters represent contingent rental revenues that are recognized when earned and amounts are reasonably assured based on estimates provided by the charterer. Revenue generated from time charters is accounted for as revenue earned under the new leasing guidance further described below.

Net pool revenues—related party

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

We recognize net pool revenues—related party on a monthly basis, when the vessel has participated in the pool during the period and the amount of net pool revenues for the month can be estimated reliably. Revenue generated from the pool is accounted for as revenue from operating leases, pursuant to the accounting standard on leases, as further described below.

Time charter-in contracts

Our time charter-in contracts relate to the charter-in activity of vessels from third parties for a specified period of time in exchange for consideration, which is based on a monthly hire rate. We elected the practical expedient of the guidance that allows for contracts with an initial lease term of 12 months or less to be excluded from the operating lease right-of-use assets and lease liabilities recognized on our consolidated balance sheets.

Under the guidance, we elected the practical expedients available to lessees to not separate the lease and non-lease components included in the charter hire expense because (i) the pattern of revenue recognition for the lease and non-lease components is the same as it is earned by the passage of time and (ii) the lease component, if accounted for separately, would be classified as an operating lease. We elected not to separate the lease and non-lease components included in charter hire expense, but to recognize operating lease expense as a combined single lease component for all time charter-in contracts.

Office leases

We carried forward our historical assessments of (i) whether contracts are or contain leases, (ii) lease classifications, and (iii) initial direct costs. For leases with terms greater than 12 months, we record the related right-of-use asset and lease liability as the present value of fixed lease payments over the lease term. For leases that do not provide a readily determinable discount rate, we use our incremental borrowing rate to discount lease payments to present value.

Under the guidance, we elected the practical expedients available to lessees to not separate the lease and non-lease components included in the office lease expense because (i) the pattern of revenue recognition for the lease and non-lease components is the same as it is earned by the passage of time and (ii) the lease component, if accounted for separately, would be classified as an operating lease. We elected not to separate the lease and non-lease components included in general and administrative expenses, but to recognize operating lease expense as a combined single lease component for all office leases.

(q)Voyage charter revenues:  In a voyage charter contract, a charterer hires a vessel to transport a specific agreed-upon cargo for a single voyage, which may contain multiple load ports and discharge ports. The consideration in such a contract is determined on the basis of a freight rate per metric ton of cargo carried or occasionally on a lump sum basis. The charter party generally has a minimum amount of cargo. The charterer is liable for any short loading of cargo or "dead" freight. The contract generally has standard payment terms of freight paid within three to five days after completion of loading. The contract generally has a "demurrage" or "despatch" clause. As per this clause, the charterer reimburses us for any potential delays exceeding the allowed laytime as per the charter party clause at the ports visited which is recorded as demurrage revenue. Conversely, the charterer is given credit if the loading/discharging activities happen within the allowed laytime, known as despatch, resulting in a reduction in revenue. The voyage contracts generally have variable consideration in the form of demurrage or despatch.    Revenue from voyage charters is recognized when (i) the parties to the contract have approved the contract in the form of a written charter agreement and are committed to perform their respective obligations, (ii) we can identify each party’s rights regarding the services to be transferred, (iii) we can identify the payment terms for the services to be transferred, (iv) the charter agreement has commercial substance (that is, the risk, timing, or amount of our future cash flows is expected to change as a result of the contract) and (v) it is probable that we will collect substantially all of the consideration to which we will be entitled in exchange for the services that will be transferred to the charterer.

Voyage charter agreements do not contain a lease and are therefore considered service contracts that fall under the provisions of Accounting Standard Codification (“ASC”) 606 Revenue from Contracts with Customers. Voyage contracts are considered service contracts which fall under the provisions of ASC 606 because we retain control over the operations of the vessel, including directing the routes taken and vessel speed. Voyage contracts generally have variable consideration in the form of demurrage or despatch. We determined that a voyage charter agreement includes a single performance obligation, which is to provide the charterer with an integrated transportation service within a specified time period. In addition, we have concluded that a contract for a voyage charter meets the criteria to recognize revenue over time because the charterer simultaneously receives and consumes the benefits of the our performance as the voyage progresses and therefore revenues are recognized on a pro rata basis over the duration of the voyage determined on a load-to-discharge port basis. In the event a vessel is acquired or sold while a voyage is in progress, the revenue recognized is based on an allocation formula agreed between the buyer and the seller. Demurrage income represents payments by the charterer to the vessel owner when loading or discharging time exceeds the stipulated time in the voyage charter and is recognized when earned and collection is reasonably assured. Despatch expense represents payments by us to the charterer when loading or discharging time is less than the stipulated time in the voyage charter and is recognized as incurred. Voyage charter revenue relating to voyages in progress as of the balance sheet date are accrued and presented in Trade receivables and accrued revenue in the accompanying consolidated balance sheet.

We adopted ASC 606 on April 1, 2018 using the modified retrospective approach. The adoption of the amended guidance did not have any material impact on the consolidated financial statements for the year ended March 31, 2019 or for prior periods, given our revenues are primarily generated by pool and time charter arrangements, and there were no voyage charter arrangements in progress as of March 31, 2019 or 2018.

(r)   Voyage expenses:  Voyage expenses are expensed as incurred, except for expenses during the ballast portion of the voyage (period between the contract date and the date of the vessel’s arrival to the load port). Any expenses incurred during the ballast portion of the voyage such as bunker expenses, canal tolls and port expenses are deferred and are recognized on a straight-line basis, in voyage expenses, over the voyage duration as we satisfy the performance obligations under the contract provided these costs are (1) incurred to fulfill a contract that we can specifically identify, (2) able to generate or enhance resources of the company that will be used to satisfy performance of the terms of the contract, and (3) expected to be recovered from the charterer. These costs are considered contract fulfillment costs because the costs are direct costs related to the performance of the contract and are expected to be recovered.

(s)   Commissions:    Charter hire commissions to brokers or managers, if any, are deferred and amortized over the related charter period and are included in Voyage expenses.

(t)   Charter hire expenses:  Charter hire expenses in relation to vessels that we may occasionally charter in from third parties are recorded on a straight-line basis over the term of the charter as service is provided. Charter hire expenses paid in advance of the provision of charter service are recorded as a current asset and recognized when the charter service is rendered. Deferred expenses also may result from straight-line recognition in respect of charter agreements that provide for varying charter rates. Deferred expense amounts that will be recognized within the next twelve months are presented as current, with amounts to be recognized thereafter presented as noncurrent.

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

(bb)  Recent accounting pronouncements:

Accounting Pronouncements Recently Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-2 (codified as ASC 842) to update the requirements of financial accounting and reporting for lessees and lessors. The updated guidance, for lease terms of more than 12 months, will require a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize a straight-line total lease expense. Lessor accounting remained largely unchanged from previous U.S. GAAP. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. In July 2018, the FASB issued amended guidance to provide entities with relief from the cost of implementing certain aspects of the new leasing guidance. Entities may elect not to recast comparative periods presented when transitioning to the new leasing guidance and, furthermore, lessors may elect not to separate lease and nonlease components when certain conditions are met. The pronouncement is effective prospectively for public business entities for annual periods beginning after December 15, 2018, and interim periods within that reporting period. Early adoption is permitted for all entities. We adopted the guidance effective April 1, 2019 and applied the modified retrospective approach. Comparative information has not been restated and continues to be reported under the accounting guidance in effect for those periods. We elected to adopt the “package of practical expedients,” which permitted us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We elected the short-term lease recognition exemption for all leases that qualified. This means, for those leases that qualified, we did not recognize right-of-use assets or lease liabilities, and this included not recognizing right-of-use assets or lease liabilities for existing short-term leases of those assets in transition. We also elected the practical expedient to not separate lease and non-lease components for all leases other than leases of real estate, and this included not separating lease and non-lease components for all leases other than leases of real estate in transition. The adoption did not have a material effect on our consolidated statements of operations or cash flows. We recognized operating lease right-of-use assets and operating lease liabilities related to our office leases (described in Note 10) on our consolidated balance sheet of approximately $1.2 million as of April 1, 2019. Refer to Note 18 for a description of our operating lease expenses for the years ended March 31, 2020, 2019 and 2018 and commitments related to our leases as of March 31, 2020. In relation to our time chartered-in VLGC (described in Note 10), the adoption of the new guidance had no impact on our financial statements since the length of the time charter was not more than 12 months. Refer to Note 10 — Leases for additional information regarding the adoption of ASC 842 from a lessor as well as from a lessee perspective.

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

Dorian LPG (USA) LLC and its subsidiaries entered into an agreement with DHSA, retroactive to July 2014 and superseding an agreement between Dorian LPG (UK) Ltd. and DHSA, for the provision by Dorian LPG (USA) LLC and its subsidiaries of certain chartering and marine operation services to DHSA, for which income was earned and included in “Other income-related parties” totaling $0.1 million, $0.2 million and $0.4 million for the years ended March 31, 2020, 2019 and 2018, respectively. As of March 31, 2020, $1.3 million was due from DHSA and included in “Due from related parties.” As of March 31, 2019, $1.2 million was due from DHSA and included in “Due from related parties.”

Eagle Ocean Transport incurs miscellaneous costs on behalf of us, for which we reimbursed Eagle Ocean Transport less than $0.1 million for each of the years ended March 31, 2020 and 2019, and $0.1 million for the year ended March 31, 2018. Such expenses are reimbursed based on their actual cost.

Helios LPG Pool LLC (“Helios Pool”)

On April 1, 2015, Dorian and Phoenix began operations of the Helios Pool, which entered into pool participation agreements for the purpose of establishing and operating, as charterer, under variable rate time charters to be entered into with owners or disponent owners of VLGCs, a commercial pool of VLGCs whereby revenues and expenses are shared. We hold a 50% interest in the Helios Pool as a joint venture with Phoenix and all significant rights and obligations are equally shared by both parties. All profits of the Helios Pool are distributed to the pool participants based on pool points assigned to each vessel as variable charter hire and, as a result, there are no profits available to the equity investors as a share of equity. We have determined that the Helios Pool is a variable interest entity as it does not have sufficient equity at risk. We do not consolidate the Helios Pool because we are not the primary beneficiary and do not have a controlling financial interest. In consideration of Accounting Standards Codification (“ASC”) 810-10-50-4e, the significant factors considered and judgments made in determining that the power to direct the activities of the Helios Pool that most significantly impact the entity’s economic performance are shared, in that all significant performance activities which relate to approval of pool policies and strategies related to pool customers and the marketing of the pool for the procurement of customers for the pool vessels, addition of new pool vessels and the pool cost management, require unanimous board consent from a board consisting of two members from each joint venture investor. Further, in accordance with the guidance in ASC 810-10-25-38D, the Company and Phoenix are not related parties as defined in ASC 850 nor are they de facto agents pursuant to ASC 810-10, the power over the significant activities of the Helios Pool is shared, and no party is the primary beneficiary in the Helios Pool, or has a controlling financial interest. As of March 31, 2020, the Helios Pool operated thirty-six VLGCs, including twenty-two vessels from our fleet (including one vessel time chartered-in from an unrelated party), four Phoenix vessels, five from other participants, and five time chartered-in vessels.

As of March 31, 2020, we had net receivables from the Helios Pool of $88.1 million (net of an amount due to Helios Pool of $0.4 million which is reflected under “Due to related Parties”), including $24.2 million of working capital contributed for the operation of our vessels in the pool. As of March 31, 2019, we had receivables from the Helios Pool of $62.5 million (net of an amount due to Helios Pool of $0.5 million which is reflected under “Due to related Parties”), including $19.8 million of working capital contributed for the operation of our vessels in the pool. Our maximum exposure to losses from the pool as of March 31, 2019 is limited to the receivables from the pool. The Helios Pool does not have any third-party debt obligations. The Helios Pool has entered into commercial management agreements with each of Dorian LPG (UK) Ltd. and Phoenix as commercial managers and has appointed both commercial managers as the exclusive commercial managers of pool vessels. Fees for commercial management services provided by Dorian LPG (UK) Ltd. are included in “Other income-related parties” in the consolidated statement of operations and were $1.6 million, $2.2 million and $2.2 million for the years ended March 31, 2020, 2019 and 2018, respectively. Additionally, we received a fixed reimbursement of expenses such as costs for security guards and war risk insurance for vessels operating in high risk areas from the Helios Pool, for which we earned $1.2 million, $0.3 million and $0.1 million for the years ended March 31, 2020, 2019 and 2018 respectively, and are included in “Other revenues, net” in the consolidated statement of operations.

Through our vessel owning subsidiaries, we have chartered vessels to the Helios Pool during the years ended March 31, 2020, 2019 and 2018. The time charter revenue from the Helios Pool is variable depending upon the net results of the pool, operating days and pool points for each vessel. The Helios Pool enters into voyage and time charters with external parties and receives freight and related revenue and, where applicable, incurs voyage costs such as bunkers, port costs and commissions. At the end of each month, the Helios Pool calculates net pool revenues using gross revenues, less voyage expenses of all pool vessels, less fixed time charter hire for any time chartered-in vessels, less the general and administrative expenses of the pool. Net pool revenues, less any amounts required for working capital of the Helios Pool, are distributed, to the extent they have been collected from third-party customers of the Helios Pool, as variable rate time charter hire for the relevant vessel to participants based on pool points (vessel attributes such as cargo carrying capacity, fuel consumption, and speed are taken into consideration) and number of days the vessel participated in the pool in the period. We recognize net pool revenues on a monthly basis, when each relevant vessel has participated in the pool during the period and the amount of net pool revenues for the month can be estimated reliably. Revenue earned from the Helios Pool is presented in Note 13.

Consulting

A former member of our board of directors, who resigned as a director effective May 1, 2015, provided certain chartering and commercial services to the Company, its subsidiaries, and the Predecessor Companies since the formation of the Predecessor Companies. This individual entered into a consulting agreement in May 2015, which was amended in June 2016, that provided for, among other things, an annual fee for services rendered of $120,000. This agreement was terminated effective April 1, 2018. Related to this consulting agreement, we expensed $0.1 million for the year ended March 31, 2018. No such expenses were incurred for the years ended March 31, 2020 and 2019.

4. Inventories

Our inventories by type were as follows:

	March 31, 2020	March 31, 2019
Lubricants	$1,544,352	$1,699,316
Victualing	328,297	287,795
Bonded stores	123,554	124,526
Total	$1,996,203	$2,111,637

5. Vessels, Net

		Accumulated
	Cost	depreciation	Net book Value
Balance, April 1, 2018	$1,728,987,980	$(189,876,147)	$1,539,111,833
Other additions	4,005,830	—	4,005,830
Depreciation	—	(64,597,349)	(64,597,349)
Balance, March 31, 2019	$1,732,993,810	$(254,473,496)	$1,478,520,314
Other additions	24,291,423	—	24,291,423
Depreciation	—	(65,152,904)	(65,152,904)
Balance, March 31, 2020	$1,757,285,233	$(319,626,400)	$1,437,658,833

Additions to vessels, net mainly consisted of the installment payments on the purchase of scrubbers for certain of our VLGCs and other capital improvements to our VLGCs during the years ended March 31, 2020 and 2019. Our vessels, with a total carrying value of $1,437.7 million and $1,478.5 million as of March 31, 2020 and 2019, respectively, are first‑priority mortgaged as collateral for our long-term debt (refer to Note 9 below). No impairment loss was recorded for the periods presented.

6. Other Fixed Assets, Net

Other fixed assets, net were $0.2 million and $0.2 million as of March 31, 2020 and March 31, 2019, respectively, and represent leasehold improvements, software and furniture and fixtures at cost. Accumulated depreciation on other fixed assets, net was $0.3 million as of March 31, 2020 and $0.3 million as of March 31, 2019.

7. Deferred Charges, Net

The analysis and movement of deferred charges, net is presented in the table below:

Drydocking
costs
Balance, April 1, 2018	$1,574,522
Additions	955,372
Amortization	(529,100)
Balance, April 1, 2019	$2,000,794
Additions	6,329,877
Amortization	(993,945)
Balance, March 31, 2020	$7,336,726

8. Accrued Expenses

Accrued expenses comprised of the following:

	March 31, 2020	March 31, 2019
Accrued voyage and vessel operating expenses	$2,473,385	$1,684,336
Accrued professional services	266,836	400,984
Accrued loan and swap interest	284,985	394,532
Accrued employee-related costs	949,310	867,514
Accrued board of directors' fees	88,750	88,750
Other	17,686	—
Total	$4,080,952	$3,436,116

9. Long‑Term Debt

Description of our Debt Obligations

2015 Facility

In March 2015, we entered into a $758 million debt financing facility with four separate tranches (collectively, with the amendments described below, the “2015 Facility”). Commercial debt financing (“Commercial Financing”) of $249 million was provided by ABN AMRO Capital USA LLC (“ABN”); ING Bank N.V., London Branch, ("ING"); DVB Bank SE ("DVB"); Citibank N.A., London Branch (“Citi”); and Commonwealth Bank of Australia, New York Branch, ("CBA") (collectively the "Commercial Lenders"), while the Export Import Bank of Korea ("KEXIM") directly provided $204 million of financing (“KEXIM Direct Financing”). The remaining $305 million of financing was provided under tranches guaranteed by KEXIM of $202 million (“KEXIM Guaranteed”) and insured by the Korea Trade Insurance Corporation ("K-sure") of $103 million (“K-sure Insured”). Financing under the KEXIM guaranteed and K-sure insured tranches are provided by certain Commercial Lenders; Deutsche Bank AG; and Santander Bank, N.A. As of March 31, 2020, the debt financing is secured by, among other things, sixteen of our ECO VLGCs, and represents a loan-to-contract cost ratio before fees of approximately 55%.

The 2015 Facility contains various covenants providing for, among other things, maintenance of certain financial ratios and certain limitations on payment of dividends, investments, acquisitions and indebtedness. A commitment fee was payable on the average daily unused amount under the 2015 Facility of 40% of the margin on each tranche. Certain terms of the borrowings under each tranche of the 2015 Facility are as follows:

					Interest Rate at
		Term		Interest Rate Description(1)	March 31, 2020(2)
Tranche 1	Commercial Financing	7	years	London InterBank Offered Rate (“LIBOR”) plus a margin(4)	3.98%
Tranche 2	KEXIM Direct Financing	12	years(3)	LIBOR plus a margin of 2.45%	3.68%
Tranche 3	KEXIM Guaranteed	12	years(3)	LIBOR plus a margin of 1.40%	2.63%
Tranche 4	K-sure Insured	12	years(3)	LIBOR plus a margin of 1.50%	2.73%

(1)

The interest rate of the 2015 Facility on Tranche 1 is determined in accordance with the agreement as three- or six- month LIBOR plus the applicable margin and the interest rate on Tranches 2, 3 and 4 is determined in accordance with the agreement as three- month LIBOR plus the applicable margin for the respective tranches.

(2)	The set LIBOR rate in effect as of March 31, 2020 was 1.23%.

(3)

The KEXIM Direct Financing, KEXIM Guaranteed, and K-Sure tranches have put options to call for the prepayment on the final payment date of the Commercial Financing tranche subject to specific notifications and commitments for refinancing/renewal of the Commercial Financing tranche.

(4)

The Commercial Financing tranche margin over LIBOR is 2.75% and is reduced to 2.50% if 50% or more but less than 75% of the vessels financed in the 2015 Facility are employed under time charters as defined in the agreement and to 2.25% if 75% or more of the vessels financed in the 2015 Facility are employed under time charters as defined in the agreement. As of March 31, 2020, the set margin was 2.75%.

The 2015 Facility is secured by, among other things, (i) first priority Bahamian mortgages on the vessels financed; (ii) first priority assignments of all of the financed vessels’ insurances, earnings, requisition compensation, and management agreements; (iii) first priority security interests in respect of all issued shares or limited liability company interests of the borrowers and vessel-owning guarantors; (iv) first priority charter assignments of all of the financed vessels’ long-term charters; (v) assignments of the interests of any ship manager in the insurances of the financed vessels; (vi) an assignment by the borrower of any bank, deposit or certificate of deposit opened in accordance with the facility; and (vii) a guaranty by the Company guaranteeing the obligations of the borrower and other guarantors under the facility agreement. The 2015 Facility further provides that the facility is to be secured by assignments of the borrower’s rights under any hedging contracts in connection with the facility, but such assignments have not been entered into at this time.

The 2015 Facility also contains customary covenants that require us to maintain adequate insurance coverage, properly maintain the vessels and to obtain the lender’s prior consent before changes are made to the flag, class or management of the vessels, or entry into a new line of business. The loan facility includes customary events of default, including those relating to a failure to pay principal or interest, breaches of covenants, representations and warranties, a cross-default to certain other debt obligations and non-compliance with security documents, and customary restrictions from paying dividends if an event of default has occurred and is continuing, or if an event of default would result therefrom.

On May 31, 2017, we entered into an agreement to amend the 2015 Facility. This amendment included the relaxation of certain covenants under the debt financing facility; the release of $26.8 million of restricted cash as of the date of this amendment that was applied towards the next two debt principal payments, interest and certain fees; and certain other modifications. Fees related to this amendment totaled approximately $1.1 million.

The following financial covenants, some of which were relaxed under this amendment, are the most restrictive from the 2015 Facility with which the Company is required to comply, calculated on a consolidated basis, determined and defined according to the provisions of the loan agreement:

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

The following negative covenant was added under this amendment:

•	Restrictions on dividends and stock repurchases until the earlier of (i) an Approved Equity Offering (defined below) and (ii) the second anniversary of this amendment; and

This amendment also includes a provision for the reduction of the minimum balance held as restricted cash. The minimum balance of the restricted cash deposited under this amendment is or was:

•	the lesser of $18.0 million and $1.0 million per mortgaged vessel under the 2015 Facility at all times from the date of this amendment through six months after the date of this amendment;

•

the lesser of $29.0 million and $1.6 million per mortgaged vessel under the 2015 Facility at all times from six months from the date of this amendment through the first anniversary of the date of this amendment;

•	the lesser of $40.0 million and $2.2 million per mortgaged vessel under the 2015 Facility at all times thereafter; and

•

if we complete a common stock offering of at least $50.0 million, including fees (an “Approved Equity Offering”), the restricted cash shall be calculated as an amount at least equal to 5% of the total principal of the 2015 Facility outstanding, but at no time less than the lesser of $20.0 million and $1.1 million per mortgaged vessel under the 2015 Facility.

On July 23, 2019, we entered into an agreement to amend the 2015 Facility. Fees related to this amendment totaled less than $0.1 million. This amendment’s key provisions include:

1)	a modification to the definition of consolidated EBITDA to exclude expenses incurred in connection with the BW LPG acquisition attempt (see Exhibit 10.1);

2)	the following financial covenant modification:

•

Minimum interest coverage ratio of consolidated EBITDA, as defined in the 2015 Facility, to consolidated net interest expense must be maintained greater than or equal to (i) 2.00 at all times from June 30, 2019 through March 31, 2020 and (ii) 2.50 from April 1, 2020 and at all times thereafter; and

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

The 2015 Facility permits the lenders to accelerate the indebtedness if, without the prior written consent of the lenders, (i) one-third of our common shares are owned by any shareholder other than certain entities, directors or officers listed in the agreement; (ii) there are certain changes to our board of directors; or (iii) Mr. John C. Hadjipateras ceases to serve on our board of directors.

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

On December 8, 2017, we entered into an agreement to amend the Original Maturity Date and margin on the 2017 Bridge Loan for a fee of $0.2 million. The remaining outstanding principal amount of the 2017 Bridge Loan was due on or before December 31, 2018 (the “Amended Maturity Date”) and accrues interest on the outstanding principal amount at a rate of LIBOR plus 2.50% for the period ending March 31, 2018; LIBOR plus 6.50% for the period April 1, 2018 until June 30, 2018, and LIBOR plus 8.50% from July 1, 2018 until the Amended Maturity Date.

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

Concorde Japanese Financing

On January 31, 2018, we refinanced a 2015-built VLGC, the Concorde, pursuant to a memorandum of agreement and a bareboat charter agreement. In connection therewith, we transferred the Concorde to the buyer for $70.0 million and, as part of the agreement, Concorde LPG Transport LLC, our wholly-owned subsidiary, bareboat chartered the vessel back for a period of 13 years,  with purchase options from the end of year 3 onwards through a mandatory buyout by 2031. We continue to technically manage, commercially charter, and operate the Concorde. We received $56.0 million in cash as part of the transaction with $14.0 million to be retained by the buyer as a deposit (the “Concorde Deposit”), which can be used by us towards the repurchase of the vessel either pursuant to an early buyout option or at the end of the 13-year bareboat charter term. The refinancing proceeds of $56.0 million were used to prepay $35.1 million of the 2015 Facility’s then outstanding principal amount. Pursuant to the 2015 Facility Amendment and in conjunction with this prepayment, $1.6 million of restricted cash was released under the 2015 Facility. The remaining proceeds were, or will be, used to pay legal fees associated with this transaction and for general corporate purposes. This transaction is treated as a financing transaction and the Concorde continues to be recorded as an asset on our balance sheet. This debt financing has a fixed interest rate of 4.9%, not including financing costs of $0.1 million, monthly broker commission fees of 1.25% over the 13-year term on interest and principal payments made, broker commission fees of 1% of an exercised purchase option excluding the Concorde Deposit, and a monthly fixed straight-line principal obligation of approximately $0.3 million over the 13-year term with a balloon payment of $14.0 million.

Corvette Japanese Financing

On March 16, 2018, we refinanced a 2015-built VLGC, the Corvette, pursuant to a memorandum of agreement and a bareboat charter agreement. In connection therewith, we transferred the Corvette to the buyer for $70.0 million and, as part of the agreement, Corvette LPG Transport LLC, our wholly-owned subsidiary, bareboat chartered the vessel back for a period of 13 years,  with purchase options from the end of year 3 onwards through a mandatory buyout by 2031. We continue to technically manage, commercially charter, and operate the Corvette. We received $56.0 million in cash as part of the transaction with $14.0 million to be retained by the buyer as a deposit (the “Corvette Deposit”), which can be used by us towards the repurchase of the vessel either pursuant to an early buyout option or at the end of the 13-year bareboat charter term. The refinancing proceeds of $56.0 million were used to prepay $33.7 million of the 2015 Facility’s then outstanding principal amount. Pursuant to the 2015 Facility Amendment and in conjunction with this prepayment, $1.6 million of restricted cash was released under the 2015 Facility. The remaining proceeds were, or will be, used to pay legal fees associated with this transaction and for general corporate purposes. This transaction is treated as a financing transaction and the Corvette continues to be recorded as an asset on our balance sheet. This debt financing has a fixed interest rate of 4.9%, not including financing costs of $0.1 million, monthly broker commission fees of 1.25% over the 13-year term on interest and principal payments made, broker commission fees of 1% of an exercised purchase option excluding the Corvette Deposit, and a monthly fixed straight-line principal obligation of approximately $0.3 million over the 13-year term with a balloon payment of $14.0 million.

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

Debt Obligations

The table below presents our debt obligations:

	March 31, 2020	March 31, 2019
2015 Facility
Commercial Financing	$163,385,998	$175,687,613
KEXIM Direct Financing	110,716,127	125,860,144
KEXIM Guaranteed	115,385,072	130,366,568
K-sure Insured	57,098,924	64,706,170
Total 2015 Facility	$446,586,121	$496,620,495

Japanese Financings
Corsair Japanese Financing	$44,145,833	$47,395,833
Concorde Japanese Financing	48,730,769	51,961,538
Corvette Japanese Financing	49,269,231	52,500,000
CJNP Japanese Financing	19,058,750	20,506,250
CMNL Japanese Financing	18,076,488	19,446,131
CNML Japanese Financing	20,261,012	21,666,369
Total Japanese Financings	$199,542,083	$213,476,121

Total debt obligations	$646,128,204	$710,096,616
Less: deferred financing fees	11,152,985	14,005,830
Debt obligations—net of deferred financing fees	$634,975,219	$696,090,786

Presented as follows:
Current portion of long-term debt	$53,056,125	$63,968,414
Long-term debt—net of current portion and deferred financing fees	581,919,094	632,122,372
Total	$634,975,219	$696,090,786

Deferred Financing Fees

The analysis and movement of deferred financing fees is presented in the table below:

Financing
costs
Balance, April 1, 2018	$16,061,034
Additions	1,080,847
Amortization	(3,136,051)
Balance, March 31, 2019	$14,005,830
Additions	40,547
Amortization	(2,893,392)
Balance, March 31, 2020	$11,152,985

Additions represent financing costs associated with an amendment to the 2015 Facility for the year ended March 31, 2020 and financing costs associated with the Corsair Japanese Financing, Concorde Japanese Financing, Corvette Japanese Financing, CJNP Japanese Financing, CMNL Japanese Financing, and CNML Japanese Financing (collectively the “Japanese Financings”) and the 2017 Bridge Loan for the year ended March 31, 2019, which have been deferred and are amortized over the life of the respective agreements and are included as part of interest expense in the consolidated statements of operations.

Future Cash Payments for Debt

The minimum annual principal payments, in accordance with the loan agreements, required to be made after March 31, 2020 are as follows:

Year ending March 31:
2021	$53,056,125
2022	61,935,946
2023	52,266,798
2024	52,266,798
2025	214,015,573
Thereafter	212,586,964
Total	$646,128,204

10. Leases

Time charter-in contracts

The duration of our only time charter-in contract at the time of adoption of the guidance was 12 months. We accounted for this charter-in contract using the practical expedient for contracts with initial lease terms of 12 month or less as described above and, during the year ended March 31, 2020, expensed $8.2 million related to this time charter-in contract within “charter hire expense” on our consolidated statement of operations. During the year ended March 31, 2020, we time chartered-in a VLGC for a period of greater than 12 months and the applicable right-of-use asset and lease liabilities of $27.4 million were recognized on our balance sheets as of March 31, 2020. None of the three option periods of up to an aggregate of four years were included in the recognition of the right-of-use asset for the time chartered-in VLGC as market conditions at the time of each option renewal election date for a time charter-in will be major factors in the decision of whether to exercise the option and such conditions are not known at the time of initial recognition. As of March 31, 2020, we had a contract to time charter-in a vessel that was delivered to us in May 2020. This duration of this lease is 12 months with no option periods and, therefore, this operating lease was excluded from operating lease right-of-use asset and lease liability recognition on our consolidated balance sheets. Our time chartered-in VLGCs were deployed in the Helios Pool and earned net pool revenues of $18.3 million and $0.1 million for the years ended March 31, 2020 and 2019, respectively. We had no time chartered-in VLGCs during the year ended March 31, 2018.

Charter hire expenses for the VLGCs time chartered in were as follows:

	Year ended
	March 31, 2020	March 31, 2019	March 31, 2018
Charter hire expenses	$9,861,898	$237,525	$—

Office leases

We currently have operating leases for our offices in Stamford, Connecticut, USA; London, United Kingdom; Copenhagen, Denmark; and Athens, Greece, which we determined to be operating leases and record the lease expense as part of general and administrative expenses in our consolidated statements of operations. During the year ended March 31, 2020, we renewed an operating lease for our London office greater than 12 months and the applicable right-of-use asset and lease liabilities of $0.2 million were recognized on our balance sheets as of March 31, 2020.  Two option periods for our Athens office were included in the recognition of the right-of-use asset as it is probable that the renewal options of 1-year each will be exercised. We accounted for our Copenhagen office lease using the practical expedient for contracts with initial lease terms of 12 month or less as described above and, during the year ended March 31, 2020, expensed $0.1 million related to this time charter-in contract within “general and administrative expenses” on our consolidated statement of operations.

Operating lease rent expense related to our office leases was as follows:

	Year ended
	March 31, 2020	March 31, 2019	March 31, 2018
Operating lease rent expense	$541,574	$471,425	$426,155

For our office leases and time charter-in arrangement, the discount rate used ranged from 3.82% to 5.53%. The weighted average discount rate used to calculate the lease liability was 3.88%. The weighted average remaining lease term on our office leases and time chartered-in vessels as of March 31, 2020 is 33.9 months.

Our operating lease right-of-use asset and lease liabilities as of March 31, 2020 were as follows:

Description	Location on Balance Sheet	March 31, 2020
Assets:
Non-current
Office leases	Operating lease right-of-use assets	$1,003,084
Time charter-in VLGCs	Operating lease right-of-use assets	$25,858,467

Liabilities:
Current
Office Leases	Current portion of long-term operating leases	$398,096
Time charter-in VLGCs	Current portion of long-term operating leases	$8,814,493

Long-term
Office Leases	Long-term operating leases	$607,965
Time charter-in VLGCs	Long-term operating leases	$17,043,974

Maturities of operating lease liabilities as of March 31, 2020 were as follows:

FY 2021	$10,078,464
FY 2022	10,088,339
FY 2023	8,212,288
Total undiscounted lease payments	28,379,091
Less: imputed interest	(1,514,563)
Carrying value of lease liabilities	$26,864,528

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

In August 2019, our Board of Directors authorized the repurchase of up to $50 million of shares of our common stock through the period ended December 31, 2020 (the “Common Share Repurchase Program”) and, in February 2020, authorized an increase to our Common Share Repurchase Program to repurchase up to an additional $50 million of shares of our common stock. As of March 31, 2020, we repurchased a total of 4.4 million shares of our common stock for approximately $49.3 million under this program, resulting in $50.7 million of available authorization remaining. Purchases may be made at our discretion in the form of open market repurchase programs, privately negotiated transactions, accelerated share repurchase programs or a combination of these methods. The actual timing and amount of our repurchases will depend on Company and market conditions. We are not obligated to make any common share repurchases under this program.

Refer to Note 12 below for shares granted under the equity incentive plan during the years ended March 31, 2020, 2019, and 2018.

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

During the year ended March 31, 2020 we granted an aggregate of 175,200 shares of restricted stock and 22,500 restricted stock units to certain of our officers and employees. One-fourth of the shares of restricted stock vested on the grant date and one-fourth will vest equally on the first,  second and third anniversaries of the grant date.  One-third of restricted stock units will vest equally on the first,  second, and third anniversaries of the grant date. The shares of restricted stock and restricted stock units were valued at their grant date fair market value and are expensed on a straight-line basis over the respective vesting periods.

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

During the years ended March 31, 2020, 2019, and 2018, we granted 24,025,  35,295, and 31,800 shares of stock, respectively, to our non-executive directors, which were valued and expensed at their grant date fair market value.

During the years ended March 31, 2020, 2019, and 2018, we granted 1,550,  7,059, and 6,360 shares of stock, respectively, to a non-employee consultant, which were valued and expensed at their grant date fair market value.

Our stock-based compensation expense was $3.2 million, $5.5 million and $5.1 million for the years ended March 31, 2020, 2019, and 2018, respectively, and is included within general and administrative expenses in our accompanying consolidated statements of operations. Unrecognized compensation cost as of March 31, 2020 was $1.6 million and the expense will be recognized over a remaining weighted average life of 1.86 years.

A summary of the activity of our restricted shares as of March 31, 2020 and 2019 and changes during the year ended March 31, 2020 and 2019, are as follows:

		Weighted-Average
		Grant-Date
Incentive Share/Unit Awards	Number of Shares/Units	Fair Value
Unvested as of April 1, 2018	918,344	$15.67
Granted	242,354	8.10
Vested	(519,685)	14.76
Unvested as of March 31, 2019	641,013	$13.54
Granted	223,275	8.47
Vested	(547,240)	14.64
Unvested as of March 31, 2020	317,048	$8.08

The total fair value of restricted shares that vested during the years ended March 31, 2020, 2019, and 2018 was $5.2 million,  $3.9 million and $3.7 million, respectively, which is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

13. Revenues

Revenues comprise the following:

	Year ended
	March 31, 2020	March 31, 2019	March 31, 2018
Net pool revenues—related party	$298,079,123	$120,015,771	$106,958,576
Time charter revenues	34,111,230	37,726,214	50,176,166
Voyage charter revenues	—	—	2,068,491
Other revenues, net	1,239,645	290,500	131,527
Total revenues	$333,429,998	$158,032,485	$159,334,760

Net pool revenues—related party depend upon the net results of the Helios Pool, and the operating days and pool points for each vessel. Refer to Notes 2 and 3 above for further information.

Other revenues, net represent income from charterers relating to reimbursement of voyage expenses such as costs for security guards and war risk insurance.

14. Voyage Expenses

Voyage expenses comprise the following:

	Year ended
	March 31, 2020	March 31, 2019	March 31, 2018
Bunkers	$1,345,360	$756,354	$817,676
Port charges and other related expenses	5,898	167,230	539,605
Brokers’ commissions	469,143	440,955	631,659
Security cost	272,985	277,487	117,368
War risk insurances	1,095,156	13,052	12,310
Other voyage expenses	54,381	42,805	95,155
Total	$3,242,923	$1,697,883	$2,213,773

15. Vessel Operating Expenses

Vessel operating expenses comprise the following:

	Year ended
	March 31, 2020	March 31, 2019	March 31, 2018
Crew wages and related costs	$42,683,848	$41,649,202	$42,807,373
Spares and stores	13,249,931	10,625,997	8,730,107
Repairs and maintenance costs	4,416,259	5,594,957	4,028,775
Insurance	4,173,052	3,452,874	3,758,485
Lubricants	3,607,749	3,206,445	2,677,177
Miscellaneous expenses	3,347,530	2,351,093	2,310,727
Total	$71,478,369	$66,880,568	$64,312,644

16. Interest and Finance Costs

Interest and finance costs is comprised of the following:

	Year ended
	March 31, 2020	March 31, 2019	March 31, 2018
Interest incurred	$32,355,390	$36,638,171	$27,422,693
Amortization of financing costs	2,893,392	3,136,051	7,506,509
Other financing costs	856,759	875,009	728,843
Total	$36,105,541	$40,649,231	$35,658,045

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

For our fiscal years ended March 31, 2020, 2019, and 2018, we believe that we qualified, and we expect to qualify, for exemption under Section 883 and as a consequence, our gross United States source shipping income will not be subject to a 4% gross basis tax.

18. Commitments and Contingencies

Commitments under Contracts for Scrubber Purchases

We had contractual commitments to purchase scrubbers to reduce sulfur emissions as of:

March 31, 2020
Less than one year	$4,112,466
Total	$4,112,466

Commitments under Contracts for Ballast Water Management Systems Purchases

We had contractual commitments to purchase ballast water management systems as of:

March 31, 2020
Less than one year	$937,400
Total	$937,400

Operating Leases

We had the following commitments as a lessee under operating leases relating to our United States, Greece, United Kingdom, and Denmark offices:

March 31, 2020
Less than one year	$423,901
One to three years	278,446
Total	$702,347

Time Charter-in

We had the following time charter-in commitments relating to VLGCs either currently in our fleet or contracted to be delivered to our fleet as of:

March 31, 2020
Less than one year	$18,363,500
One to three years	18,366,000
Total	$36,729,500

Fixed Time Charter Commitments

We had the following future minimum fixed time charter hire receipts based on non-cancelable long-term fixed time charter contracts as of:

March 31, 2020
Less than one year	$18,230,858
One to three years	25,852,500
Total	$44,083,358

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

19. Financial Instruments and Fair Value Disclosures

Our principal financial assets consist of cash and cash equivalents, short-term investments, restricted cash amounts due from related parties, trade accounts receivable and derivative instruments. Our principal financial liabilities consist of long-term debt, accounts payable, amounts due to related parties, derivative instruments and accrued liabilities.

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

(b)

Interest rate risk:  Our long-term bank loans are based on LIBOR and hence we are exposed to movements thereto. We entered into interest rate swap agreements in order to hedge a majority of our variable interest rate exposure related to the 2015 Facility.

The principal terms of our interest rate swaps are as follows:

	Transaction	Termination	Fixed	Nominal value	Nominal value
Interest rate swap	Date	Date	interest rate	March 31, 2020	March 31, 2019
2015 Facility - Citibank(1)	September 2015	March 2022	1.933%	200,000,000	200,000,000
2015 Facility - ING(2)	September 2015	March 2022	2.002%	50,000,000	50,000,000
2015 Facility - CBA(3)	October 2015	March 2022	1.428%	37,550,000	48,800,000
2015 Facility - Citibank(4)	October 2015	March 2022	1.380%	56,325,000	73,200,000
2015 Facility - Citibank(5)	June 2016	March 2022	1.213%	43,598,575	51,429,047
2015 Facility - Citibank(6)	June 2016	March 2022	1.161%	17,915,709	21,133,439
				405,389,284	444,562,486

(1)	Non-amortizing with a final settlement of $200 million in March 2022.
(2)	Non-amortizing with a final settlement of $50 million in March 2022.
(3)	Reduces quarterly by $2.8 million with a final settlement of $17.9 million due in March 2022.
(4)	Reduces quarterly by $4.2 million with a final settlement of $26.9 million due in March 2022.
(5)	Reduces quarterly by $2.0 million with a final settlement of $29.9 million due in March 2022.
(6)	Reduces quarterly by $0.8 million with a final settlement of $12.3 million due in March 2022.

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

Additionally, we have taken positions in freight forward agreements (“FFAs”) as economic hedges to reduce the risk related to vessels trading in the spot market, including in the Helios Pool, and to take advantage of fluctuations in market prices. Customary requirements for trading FFAs include the maintenance of initial and variation margins based on expected volatility, open position and mark-to-market of the contracts. FFAs are recorded as assets/liabilities until they are settled. Changes in fair value prior to settlement are recorded in unrealized gain/(loss) on derivatives. Upon settlement, if the contracted charter rate is less than the average of the rates for the specified route and time period, as reported by an identified index, the seller of the FFA is required to pay the buyer the settlement sum, being an amount equal to the difference between the contracted rate and the settlement rate, multiplied by the number of days in the specified period covered by the FFA. Conversely, if the contracted rate is greater than the settlement rate, the buyer is required to pay the seller the settlement sum. Settlement of FFAs are recorded in realized gain/(loss) on derivatives. FFAs are considered Level 2 items in accordance with the fair value hierarchy.

The following table summarizes the location on the balance sheet of the financial assets and liabilities that are carried at fair value on a recurring basis, which comprise our financial derivatives all of which are considered Level 2 items in accordance with the fair value hierarchy:

	March 31, 2020		March 31, 2019
	Current assets	Current liabilities	Current assets	Current liabilities
Derivatives not designated as hedging instruments	Derivative instruments	Derivative instruments	Derivative instruments	Derivative instruments
Forward freight agreements	—	2,605,442	—	—

	March 31, 2020		March 31, 2019
	Other non-current assets	Long-term liabilities	Other non-current assets	Long-term liabilities
Derivatives not designated as hedging instruments	Derivative instruments	Derivative instruments	Derivative instruments	Derivative instruments
Interest rate swap agreements	$—	$9,152,829	$6,448,498	$—

The effect of derivative instruments within the consolidated statement of operations for the periods presented is as follows:

Derivatives not designated as hedging instruments	Location of gain/(loss) recognized	March 31, 2020	March 31, 2019	March 31, 2018
Forward freight agreements—change in fair value	Unrealized gain/(loss) on derivatives	$(2,605,442)	$—	$—
Interest rate swap—change in fair value	Unrealized gain/(loss) on derivatives	(15,601,327)	(7,816,401)	8,421,531
Forward freight agreements—realized gain/(loss)	Realized gain on derivatives	396,894	—	—
Interest rate swap—realized gain/(loss)	Realized gain on derivatives	2,403,480	3,788,123	(1,328,886)
Gain/(loss) on derivatives, net		$(12,800,953)	$(4,028,278)	$7,092,645

As of March 31, 2020 and March 31, 2019, no fair value measurements for assets or liabilities under Level 1 or Level 3 were recognized in the accompanying consolidated balance sheets with the exception of cash and cash equivalents, restricted cash, and securities. We did not have any assets or liabilities measured at fair value on a non-recurring basis during the years ended March 31, 2020, 2019 and 2018.

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

We have short-term investments in six-month U.S. treasury bills for which we have not elected the fair value option. The fair value of these instruments is commonly quoted and would be considered Level 1 items under the fair value hierarchy if we elected the fair value option. As of March 31, 2020, the carrying value of the short-term investments in six-month U.S. treasury bills was $14.9 million and the fair value was $15.0 million.

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

	March 31, 2020		March 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Corsair Japanese Financing	$44,145,833	$48,867,762	$47,395,833	$45,901,900
Concorde Japanese Financing	48,730,769	54,407,677	51,961,538	50,176,288
Corvette Japanese Financing	49,269,231	55,059,323	52,500,000	50,671,689
CJNP Japanese Financing	19,058,750	21,006,399	20,506,250	20,918,881
CMNL Japanese Financing	18,076,488	20,238,260	19,446,131	19,862,056
CNML Japanese Financing	20,261,012	22,728,984	21,666,369	22,137,090

20. Retirement Plans

U.S. Defined Contribution Plan

Qualifying full-time employees based in the United States participate in our 401(k) retirement plan and may contribute a portion of their annual compensation to the plan on a tax-advantaged basis, in accordance with applicable tax law limits. On behalf of all participants in the plan, we provide a safe harbor contribution subject to certain limitations. Employee contributions and our safe harbor contributions are vested at all times. We recognized and paid compensation expense associated with the safe harbor contributions totaling $0.1 million for each of the years ended March 31, 2020, 2019, and 2018.

Greece Defined Benefit Plan

Our employees based in Greece have a required statutory defined benefit pension plan according to provisions of Greek law 2112/20 covering all eligible employees (the “Greek Plan”). We recognized compensation expense and recorded a corresponding liability associated with our projected benefit obligation to the Greek Plan totaling less than $0.1 million for the year ended March 31, 2020, and $0.1 million for each of the years ended March 31, 2019 and 2018.

U.K. and Denmark Retirement Accounts

We contribute to retirement accounts for certain employees based in the United Kingdom and Denmark based on a percentage of their annual salaries. For the year ended March 31, 2020, we recognized compensation expense of $0.2 million related to these contributions and for each of the years ended March 31, 2019 and 2018, we recognized compensation expense of $0.1 million related to these contributions.

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

The calculations of basic and diluted EPS for the periods presented were as follows:

	Year ended
(In U.S. dollars except share data)	March 31, 2020	March 31, 2019	March 31, 2018
Numerator:
Net income/(loss)	$111,841,258	$(50,945,905)	$(20,400,686)
Denominator:
Basic weighted average number of common shares outstanding	53,881,483	54,513,118	54,039,886
Effect of dilutive restricted stock and restricted stock units	233,855	—	—
Diluted weighted average number of common shares outstanding	54,115,338	54,513,118	54,039,886
EPS:
Basic	$2.08	$(0.93)	$(0.38)
Diluted	$2.07	$(0.93)	$(0.38)

For the years ended March 31, 2019 and 2018, there were 641,013 and 918,334 shares of unvested restricted stock, respectively, excluded from the calculation of diluted EPS because the effect of their inclusion would be anti-dilutive. There were no anti-dilutive shares of unvested restricted stock excluded from the calculation of diluted EPS for the year ended March 31, 2020.

22. Selected Quarterly Financial Information (unaudited)

The following tables summarize the 2020 and 2019 quarterly results:

	Three months ended
	June 30, 2019	September 30, 2019	December 31, 2019	March 31, 2020
Revenues	$61,165,546	$91,624,875	$85,437,806	$95,201,771
Operating income	20,272,506	49,266,427	41,758,757	49,771,141
Net income	6,075,059	40,711,896	35,628,912	29,425,391
Earnings per common share, basic	0.11	0.75	0.66	0.56
Earnings per common share, diluted	$0.11	$0.74	$0.66	$0.56

	Three months ended
	June 30, 2018	September 30, 2018	December 31, 2018	March 31, 2019
Revenues	$27,644,282	$40,807,542	$55,113,295	$34,467,366
Operating income/(loss)	(13,165,173)	(318,702)	9,313,290	(3,791,451)
Net loss	(20,596,558)	(8,177,120)	(6,218,652)	(15,953,575)
Loss per common share, basic	(0.38)	(0.15)	(0.11)	(0.29)
Loss per common share, diluted	$(0.38)	$(0.15)	$(0.11)	$(0.29)

23. Subsequent Events

COVID-19

The outbreak of COVID-19, which originated in China in December 2019 and subsequently spread to most developed nations of the world, has resulted in the implementation of numerous actions taken by governments and governmental agencies in an attempt to mitigate the spread of the virus. These measures have resulted in a significant reduction in global economic activity and extreme volatility in the global financial markets. The reduction of economic activity has significantly reduced the global demand for oil, refined petroleum products and LPG. The Company expects that the impact of the COVID-19 virus and the uncertainty in the supply and demand for fossil fuels, including LPG, will continue to cause volatility in the commodity markets. Although to date there has not been any significant effect in our operating activities due to COVID-19, other than an approximately 60-day delay associated with the drydocking of one of our vessels in China, the extent to which COVID-19 will impact our results of operation and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including among others, new information which may emerge concerning the severity of the virus and the actions to contain or treat its impact. An estimate of the impact cannot therefore be made at this time.

Cresques Japanese Financing and Prepayment of the 2015 Facility

On April 21, 2020, we prepaid $28.5 million of the 2015 Facility’s then outstanding principal using cash on hand prior to the closing of the Cresques Japanese Financing (defined below). On April 23,  2020, we refinanced a 2015-built VLGC, the Cresques, pursuant to a memorandum of agreement and a bareboat charter agreement (“Cresques Japanese Financing”). In connection therewith, we transferred the Cresques to the buyer for $71.5 million and, as part of the agreement, Dorian Dubai LPG Transport LLC, our wholly-owned subsidiary, bareboat chartered the vessel back for a period of 12 years, with purchase options from the end of year 3 onwards through a mandatory buyout by 2032. We continue to technically manage, commercially charter, and operate the Cresques. We received $52.5 million in cash as part of the transaction with $19.0 million to be retained by the buyer as a deposit (the “Cresques Deposit”), which can be used by us towards the repurchase of the vessel either pursuant to an early buyout option or at the end of the 12-year bareboat charter term. This transaction is treated as a financing transaction and the Cresques continues to be recorded as an asset on our balance sheet. This debt financing has a floating interest rate of one-month LIBOR plus a margin of 2.5%, monthly broker commission fees of 1.25% over the 12-year term on interest and principal payments made, broker commission fees of 0.5% payable of the remaining debt outstanding at the time of the repurchase of the Cresques, and a monthly fixed straight-line principal obligation of approximately $0.3 million over the 12-year term with a balloon payment of approximately $11.5 million.

Refinancing of the Commercial Tranche of the 2015 Facility

On April 29, 2020, we amended and restated the 2015 Facility (the “2015 AR Facility”), to among other things, refinance the commercial tranche from the 2015 Facility Agreement (the “Original Commercial Tranche”). Pursuant to the 2015 AR Facility, certain new facilities (the “New Facilities”) were made available to us, including (i) a new senior secured term loan facility in an aggregate principal amount of approximately to $155.8 million, a portion of which was used to prepay in full the outstanding principal amount under the Original Commercial Tranche and the balance for general corporate purposes and (ii) a new senior secured revolving credit facility in an aggregate principal amount of up to $25.0 million, which we intend to use for general corporate purposes. The 2015 AR Facility subjects us to substantially similar covenants and restrictions as those imposed pursuant to the 2015 Facility. However, if we receive approvals of those lenders constituting the “Required Lenders” under the 2015 AR Facility, we may enjoy improvements in certain covenants. For example, upon the approval of the “Required Lenders” the following changes to the existing financial covenants and security value ratio currently in place will become effective:

•	Elimination of the interest coverage ratio;
•	Reduction of the minimum liquidity covenant from $40 million to at least $27.5 million; and
•	Increase of the security value ratio from 135% to 145%.

The advances in connection with New Facilities are to be repaid on the earlier of (i) the fifth (5th) anniversary of the utilization date of the new senior secured term loan facility, described above, and (ii) March 26, 2025. The New Facilities will bear interest at the rate of LIBOR plus a margin of 2.50%. The margin can be decreased by 10 basis points if the Security Leverage Ratio (which is based on our security value ratio for vessels secured under the 2015 AR Facility) is less than .40 or increased by 10 basis points if it is greater than or equal to .60. Pursuant to the terms of the 2015 AR Facility, we have the potential to receive a 10 basis point increase or reduction in the margin applicable to the New Facilities for changes in our Average Efficiency Ratio (which weighs carbon emissions for a voyage against the design deadweight of a vessel and the distance travelled on such voyage).