Form 10-Q
period 2020-06-30
DORIAN LPG LTD.
filed 2020-08-04
CIK 1596993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of July 31, 2020, there were 51,030,487 shares of the registrant’s common stock outstanding.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), including analyses and other information based on forecasts of future results and estimates of amounts not yet determinable and statements relating to our future prospects, developments and business strategies. Such forward-looking statements are intended to be covered by the safe harbor provided for under the sections referenced in the immediately preceding sentence and the PSLRA. Forward-looking statements are generally identified by their use of terms and phrases such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “likely,” “may,” “might,” “pending,” “plan,” “possible,” “potential,” “predict,” “project,” “seeks,” “should,” “targets,” “will,” “would,”  and similar terms and phrases, including references to assumptions. Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to risks, uncertainties, and other factors, which could cause actual future activities and results of operations to differ materially from future results expressed, projected, or implied by those forward-looking statements in this quarterly report.

These risks include the risks that are identified in the “Risk Factors” section of this quarterly report and of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020, and also include, among others, risks associated with the following:

●	our future operating or financial results;

●	our acquisitions, business strategy, including our chartering strategy, and expected capital spending or operating expenses;

●	shipping trends, including changes in charter rates applicable to scrubber equipped and non-scrubber equipped vessels, scrapping rates and vessel and other asset values;

●	factors affecting supply of and demand for liquefied petroleum gas, or LPG, shipping;

●	changes in trading patterns that impact tonnage requirements;

●	compliance with new and existing changes in rules and regulations applicable to the LPG shipping industry, including, without limitation, legislation adopted by international organizations such as the International Maritime Organization and the European Union or by individual countries and the impact and costs of our compliance with such rules and regulations;

●	the timing, cost and prospects of purchasing, installing and operating exhaust gas cleaning systems (commonly referred to as “scrubbers”) to reduce sulfur emissions on certain of our vessels;

●	charterers’ increasing emphasis on environmental and safety concerns;

●	general economic conditions and specific economic conditions in the oil and natural gas industry and the countries and regions where LPG is produced and consumed;

●	potential turmoil in the global financial markets;

●	the supply of and demand for LPG, which is affected by the production levels and price of oil, refined petroleum products and natural gas, including production from U.S. shale fields;

●	changes in demand resulting from changes in the Organization of the Petroleum Exporting Countries’ (OPEC’s) petroleum production levels and worldwide oil consumption and storage;

●	completion of infrastructure projects to support marine transportation of LPG, including export terminals and pipelines;

●	changes to the supply and demand for LPG vessels as a result of, among other things, the expansion of the Panama Canal;

●	oversupply of or limited demand for LPG vessels comparable to ours or higher specification vessels;

●	competition in the LPG shipping industry;

●	our ability to profitably employ our vessels, including vessels participating in the Helios Pool (defined below);

●	our ability to realize the expected benefits from our time chartered-in vessels, including those in the Helios Pool;

●	our continued ability to enter into profitable long-term time charters;

●	future purchase prices of newbuildings and secondhand vessels and timely deliveries of such vessels (if any);

●	our ability to compete successfully for future chartering opportunities and newbuilding opportunities (if any);

●	the failure of our or the Helios Pool’s significant customers to perform their obligations to us or to the Helios Pool;

●	the performance of the Helios Pool;

●	the loss or reduction in business from our or the Helios Pool’s significant customers;

●	the availability of financing and refinancing, as well as our financial condition and liquidity, including our ability to obtain such financing or refinancing in the future to fund capital expenditures, acquisitions and other general corporate purposes, the terms of such financing and our ability to comply with the restrictions and other covenants set forth in our existing and future debt agreements and financing arrangements;

●	our ability to repay or refinance our existing debt and settling of interest rate swaps (if any);

●	our costs, including crew wages, insurance, provisions, repairs and maintenance, general and administrative expenses, dry-docking, and bunker prices, as applicable;

●	our dependence on key personnel;

●	the availability of skilled workers and the related labor costs;

●	developments regarding the technologies relating to oil exploration and the effects of new products and new technology in our industry;

●	operating hazards in the maritime transportation industry, including accidents, political events, public health threats, international hostilities and instability, armed conflict, piracy, attacks on vessels or other petroleum-related infrastructures and acts by terrorists, which may cause potential disruption of shipping routes;

●	the impact of public health threats, pandemics and outbreaks of other highly communicable diseases;

●	the length and severity of the recent coronavirus outbreak (COVID-19), including its impact on the demand for commercial seaborne transportation of LPG and the condition of financial markets and the potential knock-on impacts to our global operations, including with respect to our disports in China and the Far East;

●	the adequacy of our insurance coverage in the event of a catastrophic event;

●	compliance with and changes to governmental, tax, environmental and safety laws and regulations;

●	changes in domestic and international political and geopolitical conditions, including trade conflicts and the imposition of tariffs or otherwise on LPG or LPG products;

●	fluctuations in currencies and interest rates;

●	the impact of the discontinuance of the London Interbank Offered Rate (“LIBOR”) after 2021 on any of the Company’s debt that references LIBOR in the interest rate;

●	compliance with the U.S. Foreign Corrupt Practices Act of 1977, the U.K. Bribery Act 2010, or other applicable regulations relating to bribery;

●	changes in laws, treaties or regulations;

●	the volatility of the price of shares of our common stock (“common shares”);

●	our incorporation under the laws of the Republic of the Marshall Islands and the different rights to relief that may be available compared to other countries, including the United States; and

●	other factors detailed in this report, our Annual Report on Form 10-K for the fiscal year ended March 31, 2020, and from time to time in our periodic reports.

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

Dorian LPG Ltd.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dorian LPG Ltd.

Unaudited Condensed Consolidated Balance Sheets

(Expressed in United States Dollars, except for share data)

	As of	As of
	June 30, 2020	March 31, 2020
Assets
Current assets
Cash and cash equivalents	$142,933,974	$48,389,688
Restricted cash—current	3,060,568	3,370,178
Short-term investments	14,980,530	14,923,140
Trade receivables, net and accrued revenues	201,126	820,846
Due from related parties	48,212,850	66,847,701
Inventories	2,142,284	1,996,203
Prepaid expenses and other current assets	4,530,590	3,266,999
Total current assets	216,061,922	139,614,755
Fixed assets
Vessels, net	1,424,522,713	1,437,658,833
Other fixed assets, net	156,313	185,613
Total fixed assets	1,424,679,026	1,437,844,446
Other non-current assets
Deferred charges, net	7,978,878	7,336,726
Due from related parties—non-current	23,100,000	23,100,000
Restricted cash—non-current	75,035	35,629,261
Operating lease right-of-use assets	24,602,683	26,861,551
Other non-current assets	438,843	1,573,104
Total assets	$1,696,936,387	$1,671,959,843
Liabilities and shareholders’ equity
Current liabilities
Trade accounts payable	$11,627,716	$13,552,796
Accrued expenses	6,241,676	4,080,952
Due to related parties	2,069,241	436,850
Deferred income	1,468,205	2,068,205
Derivative instruments	2,742,980	2,605,442
Current portion of long-term operating lease liabilities	9,307,708	9,212,589
Current portion of long-term debt	53,267,783	53,056,125
Total current liabilities	86,725,309	85,012,959
Long-term liabilities
Long-term debt—net of current portion and deferred financing fees	594,246,205	581,919,094
Long-term operating lease liabilities	15,297,749	17,651,939
Derivative instruments	9,511,097	9,152,829
Other long-term liabilities	1,203,136	1,170,824
Total long-term liabilities	620,258,187	609,894,686
Total liabilities	706,983,496	694,907,645
Commitments and contingencies
Shareholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued nor outstanding	—	—
Common stock, $0.01 par value, 450,000,000 shares authorized, 59,434,919 and 59,083,290 shares issued, 51,030,637 and 50,827,952 shares outstanding (net of treasury stock), as of June 30, 2020 and March 31, 2020, respectively	594,349	590,833
Additional paid-in-capital	868,736,757	866,809,371
Treasury stock, at cost; 8,404,282 and 8,255,338 shares as of June 30, 2020 and March 31, 2020, respectively	(88,382,079)	(87,183,865)
Retained earnings	209,003,864	196,835,859
Total shareholders’ equity	989,952,891	977,052,198
Total liabilities and shareholders’ equity	$1,696,936,387	$1,671,959,843

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Dorian LPG Ltd.

Unaudited Condensed Consolidated Statements of Operations

(Expressed in United States Dollars)

	Three months ended
	June 30, 2020	June 30, 2019
Revenues
Net pool revenues—related party	$66,929,421	$50,092,137
Time charter revenues	5,086,004	10,982,031
Other revenues, net	1,149,899	91,378
Total revenues	73,165,324	61,165,546
Expenses
Voyage expenses	815,195	339,114
Charter hire expenses	4,715,598	2,055,000
Vessel operating expenses	17,389,363	16,119,953
Depreciation and amortization	16,890,413	16,266,421
General and administrative expenses	11,302,976	6,735,835
Total expenses	51,113,545	41,516,323
Other income—related parties	468,023	623,283
Operating income	22,519,802	20,272,506
Other income/(expenses)
Interest and finance costs	(9,087,236)	(9,697,282)
Interest income	124,835	362,036
Unrealized loss on derivatives	(495,806)	(6,070,789)
Realized gain/(loss) on derivatives	(806,229)	1,032,995
Other gain/(loss), net	(87,361)	175,593
Total other income/(expenses), net	(10,351,797)	(14,197,447)
Net income	$12,168,005	$6,075,059

Weighted average shares outstanding:
Basic	50,554,233	54,552,994
Diluted	50,679,449	54,881,326

Earnings per common share—basic	$0.24	$0.11
Earnings per common share—diluted	$0.24	$0.11

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Dorian LPG Ltd.

Unaudited Condensed Consolidated Statements of Shareholders’ Equity

(Expressed in United States Dollars, except for number of shares)

	Number of			Additional
	common	Common	Treasury	paid-in	Retained
	shares	stock	stock	capital	Earnings	Total
Balance, April 1, 2019	58,882,515	$588,826	$(36,484,561)	$863,583,692	$84,994,601	912,682,558
Net income for the period	—	—	—	—	6,075,059	6,075,059
Restricted share award issuances	7,750	78	—	(78)	—	—
Stock-based compensation	—	—	—	1,305,827	—	1,305,827
Purchase of treasury stock	—	—	(983,582)	—	—	(983,582)
Balance, June 30, 2019	58,890,265	588,904	(37,468,143)	864,889,441	91,069,660	919,079,862

	Number of			Additional
	common	Common	Treasury	paid-in	Retained
	shares	stock	stock	capital	Earnings	Total
Balance, April 1, 2020	59,083,290	$590,833	$(87,183,865)	$866,809,371	$196,835,859	$977,052,198
Net income for the period	—	—	—	—	12,168,005	12,168,005
Restricted share award issuances	351,629	3,516	—	(3,516)	—	—
Stock-based compensation	—	—	—	1,930,902	—	1,930,902
Purchase of treasury stock	—	—	(1,198,214)	—	—	(1,198,214)
Balance, June 30, 2020	59,434,919	$594,349	$(88,382,079)	$868,736,757	$209,003,864	$989,952,891

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Dorian LPG Ltd.

Unaudited Condensed Consolidated Statements of Cash Flows

(Expressed in United States Dollars)

	Three months ended
	June 30, 2020	June 30, 2019
Cash flows from operating activities:
Net income	$12,168,005	$6,075,059
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,890,413	16,266,421
Amortization of operating lease right-of-use asset	2,267,769	—
Amortization of financing costs	2,394,510	744,271
Unrealized loss on derivatives	495,806	6,070,789
Stock-based compensation expense	1,930,902	1,305,827
Unrealized foreign currency (gain)/loss, net	(89,282)	(6,270)
Other non-cash items, net	(241,523)	(202,681)
Changes in operating assets and liabilities
Trade receivables, net and accrued revenue	619,720	(272,908)
Prepaid expenses and other current assets	(1,263,591)	428,174
Due from related parties	18,634,851	(20,548,112)
Inventories	(146,081)	(25,916)
Other non-current assets	1,134,261	(383,571)
Operating lease liabilities—current and long-term	(2,268,125)	—
Trade accounts payable	370,337	800,984
Accrued expenses and other liabilities	(26,238)	(503,869)
Due to related parties	1,632,391	(478,482)
Payments for drydocking costs	(1,537,775)	(575,737)
Net cash provided by operating activities	52,966,350	8,693,979
Cash flows from investing activities:
Vessel-related capital expenditures	(3,657,669)	(1,446,937)
Payments to acquire other fixed assets	—	(100,097)
Net cash used in investing activities	(3,657,669)	(1,547,034)
Cash flows from financing activities:
Proceeds from long-term debt borrowings	55,378,172	—
Repayment of long-term debt borrowings	(41,856,308)	(15,992,102)
Purchase of treasury stock	(1,025,628)	(269,388)
Financing costs paid	(3,225,105)	—
Net cash provided by/(used in) financing activities	9,271,131	(16,261,490)
Effects of exchange rates on cash and cash equivalents	100,638	(7,093)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	58,680,450	(9,121,638)
Cash, cash equivalents, and restricted cash at the beginning of the period	87,389,127	66,472,646
Cash, cash equivalents, and restricted cash at the end of the period	$146,069,577	$57,351,008

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Dorian LPG Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

(Expressed in United States Dollars)

1. Basis of Presentation and General Information

Dorian LPG Ltd. (“Dorian”) was incorporated on July 1, 2013 under the laws of the Republic of the Marshall Islands, is headquartered in the United States and is engaged in the transportation of liquefied petroleum gas (“LPG”) worldwide. Specifically, Dorian and its subsidiaries (together “we”, “us”, “our”, or the “Company”) are focused on owning and operating very large gas carriers (“VLGCs”), each with a cargo carrying capacity of greater than 80,000 cbm, in the LPG shipping industry. As of June 30, 2020, our fleet consists of twenty-four VLGCs, including nineteen fuel-efficient 84,000 cbm ECO-design VLGCs (“ECO-VLGCs”), three 82,000 cbm VLGCs and two time chartered-in VLGCs. As of June 30, 2020, ten of our ECO-VLGCs are equipped with exhaust gas cleaning systems (commonly referred to as “scrubbers”) to reduce sulfur emissions. We have commitments related to scrubbers on an additional two of our VLGCs. We provide in-house commercial and technical management services for all of our vessels, including our vessels deployed in the Helios Pool (defined below), which may also receive commercial management services from Phoenix (defined below). Excluding our time chartered-in vessels, we provide in-house technical management services for all of our vessels, including our vessels deployed in the Helios Pool (defined below).

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

The unaudited interim condensed consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and related Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In our opinion, all adjustments, consisting of normal recurring items, necessary for a fair presentation of financial position, operating results and cash flows have been included in the unaudited interim condensed consolidated financial statements and related notes. The unaudited interim condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes for the year ended March 31, 2020 included in our Annual Report on Form 10-K filed with the SEC on June 12, 2020.

Our interim results are subject to seasonal and other fluctuations, and the operating results for any quarter are therefore not necessarily indicative of results that may be otherwise expected for the entire year.

Our subsidiaries as of June 30, 2020, which are all wholly-owned and are incorporated in the Republic of the Marshall Islands (unless otherwise noted), are listed below.

Vessel Subsidiaries

	Type of
Subsidiary	vessel	Vessel’s name	Built	CBM(1)
CMNL LPG Transport LLC	VLGC	Captain Markos NL(2)	2006	82,000
CJNP LPG Transport LLC	VLGC	Captain John NP(2)	2007	82,000
CNML LPG Transport LLC	VLGC	Captain Nicholas ML(2)	2008	82,000
Comet LPG Transport LLC	VLGC	Comet	2014	84,000
Corsair LPG Transport LLC	VLGC	Corsair(2)	2014	84,000
Corvette LPG Transport LLC	VLGC	Corvette(2)	2015	84,000
Dorian Shanghai LPG Transport LLC	VLGC	Cougar	2015	84,000
Concorde LPG Transport LLC	VLGC	Concorde(2)	2015	84,000
Dorian Houston LPG Transport LLC	VLGC	Cobra	2015	84,000
Dorian Sao Paulo LPG Transport LLC	VLGC	Continental	2015	84,000
Dorian Ulsan LPG Transport LLC	VLGC	Constitution	2015	84,000
Dorian Amsterdam LPG Transport LLC	VLGC	Commodore	2015	84,000
Dorian Dubai LPG Transport LLC	VLGC	Cresques(2)	2015	84,000
Constellation LPG Transport LLC	VLGC	Constellation	2015	84,000
Dorian Monaco LPG Transport LLC	VLGC	Cheyenne	2015	84,000
Dorian Barcelona LPG Transport LLC	VLGC	Clermont	2015	84,000
Dorian Geneva LPG Transport LLC	VLGC	Cratis	2015	84,000
Dorian Cape Town LPG Transport LLC	VLGC	Chaparral	2015	84,000
Dorian Tokyo LPG Transport LLC	VLGC	Copernicus	2015	84,000
Commander LPG Transport LLC	VLGC	Commander	2015	84,000
Dorian Explorer LPG Transport LLC	VLGC	Challenger	2015	84,000
Dorian Exporter LPG Transport LLC	VLGC	Caravelle	2016	84,000

Management and Other Non-vessel Subsidiaries

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

COVID-19

The outbreak of COVID-19, which originated in China in December 2019 and subsequently spread to most developed nations of the world, has resulted in the implementation of numerous actions taken by governments and governmental agencies in an attempt to mitigate the spread of the virus. These measures have resulted in a significant reduction in global economic activity and extreme volatility in the global financial markets. The reduction of economic activity has significantly reduced the global demand for oil, refined petroleum products and LPG. We expect that the impact of the COVID-19 virus and the uncertainty in the supply and demand for fossil fuels, including LPG, will continue to cause volatility in the commodity markets. We could also experience potential additional costs to effect crew changes. Although to date there has not been any significant effect on our operating activities due to COVID-19, other than an approximately 60-day delay associated with the drydocking of one of our vessels in China, the extent to which COVID-19 will impact our results of operation and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including among others, new information which may emerge concerning the severity of the virus and the actions to contain or treat its impact. An estimate of the impact cannot therefore be made at this time.

2. Significant Accounting Policies

The same accounting policies have been followed in these unaudited interim condensed consolidated financial statements as those applied in the preparation of our consolidated audited financial statements for the year ended March 31, 2020 (refer to Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2020), except as discussed herein.

Accounting Pronouncements Not Yet Adopted

In March 2020, the Financial Accounting Standards Board issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”).” ASU 2020-04 provides temporary optional expedients and exceptions to the guidance in U.S. GAAP on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. This ASU is effective for adoption at any time between March 12, 2020 and December 31, 2022. We are currently evaluating the impact of this adoption on our condensed consolidated financial statements and related disclosures.

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

Dorian LPG (USA) LLC and its subsidiaries entered into an agreement with DHSA, retroactive to July 2014 and superseding an agreement between Dorian LPG (UK) Ltd. and DHSA, for the provision by Dorian LPG (USA) LLC and its subsidiaries of certain chartering and marine operation services to DHSA, for which income was earned and included in “Other income-related parties” totaling less than $0.1 million for both the three months ended June 30, 2020 and 2019.

As of June 30, 2020, $1.2 million was due from DHSA and included in “Due from related parties” in the unaudited interim condensed consolidated balance sheets included herein. As of March 31, 2020, $1.3 million was due from DHSA and included in “Due from related parties” in the audited consolidated balance sheets.

Helios LPG Pool LLC

On April 1, 2015, Dorian and Phoenix began operations of the Helios Pool, which entered into pool participation agreements for the purpose of establishing and operating, as charterer, under variable rate time charters to be entered into with owners or disponent owners of VLGCs, a commercial pool of VLGCs whereby revenues and expenses are shared. We hold a 50% interest in the Helios Pool as a joint venture with Phoenix and all significant rights and obligations are equally shared by both parties. All profits of the Helios Pool are distributed to the pool participants based on pool points assigned to each vessel as variable charter hire and, as a result, there are no profits available to the equity investors as a share of equity. We have determined that the Helios Pool is a variable interest entity as it does not have sufficient equity at risk. We do not consolidate the Helios Pool because we are not the primary beneficiary and do not have a controlling financial interest. In consideration of Accounting Standards Codification (“ASC”) 810-10-50-4e, the significant factors considered and judgments made in determining that the power to direct the activities of the Helios Pool that most significantly impact the entity’s economic performance are shared, in that all significant performance activities which relate to approval of pool policies and strategies related to pool customers and the marketing of the pool for the procurement of customers for the pool vessels, addition of new pool vessels and the pool cost management, require unanimous board consent from a board consisting of two members from each joint venture investor. Further, in accordance with the guidance in ASC 810-10-25-38D, the Company and Phoenix are not related parties as defined in ASC 850 nor are they de facto agents pursuant to ASC 810-10, the power over the significant activities of the Helios Pool is shared, and no party is the primary beneficiary in the Helios Pool, or has a controlling financial interest. As of June 30, 2020, the Helios Pool operated thirty-six VLGCs, including twenty-two vessels from our fleet (including two vessel time chartered-in from an unrelated party), four Phoenix vessels, five from other participants, and five time chartered-in vessels.

As of June 30, 2020, we had receivables from the Helios Pool of $68.0 million, including $24.2 million of working capital contributed for the operation of our vessels in the pool (of which $1.1 million is classified as current). As of March 31, 2020, we had net receivables from the Helios Pool of $88.1 million (net of an amount due to Helios Pool of $0.4 million which is reflected under “Due to related Parties”), including $24.2 million of working capital contributed for the operation of our vessels in the pool (of which $1.1 million is classified as current). Our maximum exposure to losses from the pool as of June 30, 2020 is limited to the receivables from the pool. The Helios Pool does not have any third-party debt obligations. The Helios Pool has entered into commercial management agreements with each of Dorian LPG (UK) Ltd. and Phoenix as commercial managers and has appointed both commercial managers as the exclusive commercial managers of pool vessels. Fees for commercial management services provided by Dorian LPG (UK) Ltd. are included in “Other income-related parties” in the unaudited interim condensed consolidated statement of operations included herein and were $0.4 million and $0.6 million for the three months ended June 30, 2020 and 2019, respectively. Additionally, we receive a fixed reimbursement of expenses such as costs for security guards and war risk insurance for vessels operating in high risk areas from the Helios Pool, for which we earned $1.1 million and $0.1 million for the three months ended June 30, 2020, and 2019, respectively, and are included in “Other revenues, net” in the unaudited interim condensed consolidated statements of operations included herein.

Through our vessel owning subsidiaries, we have chartered vessels to the Helios Pool during the three months ended June 30, 2020 and 2019. The time charter revenue from the Helios Pool is variable depending upon the net results of the pool, operating days and pool points for each vessel. The Helios Pool enters into voyage and time charters with external parties and receives freight and related revenue and, where applicable, incurs voyage costs such as bunkers, port costs and commissions. At the end of each month, the Helios Pool calculates net pool revenues using gross revenues, less voyage expenses of all pool vessels, less fixed time charter hire for any chartered-in vessels, less the general and administrative expenses of the pool. Net pool revenues, less any amounts required for working capital of the Helios Pool, are distributed, to the extent they have been collected from third-party customers of the Helios Pool, as variable rate time charter hire for the relevant vessel to participants based on pool points (vessel attributes such as cargo carrying capacity, fuel consumption, and speed are taken into consideration) and number of days the vessel participated in the pool in the period. We recognize net pool revenues on a monthly basis, when each relevant vessel has participated in the pool during the period and the amount of net pool revenues for the month can be estimated reliably. Revenue earned from the Helios Pool is presented in Note 9.

4. Deferred Charges, Net

The analysis and movement of deferred charges is presented in the table below:

Drydocking
costs
Balance, April 1, 2020	$7,336,726
Additions	1,086,597
Amortization	(444,445)
Balance, June 30, 2020	$7,978,878

5. Vessels, Net

		Accumulated
	Cost	depreciation	Net book Value
Balance, April 1, 2020	$1,757,285,233	$(319,626,400)	$1,437,658,833
Other additions	3,280,549	—	3,280,549
Depreciation	—	(16,416,669)	(16,416,669)
Balance, June 30, 2020	$1,760,565,782	$(336,043,069)	$1,424,522,713

Additions to vessels, net mainly consisted of scrubber purchase and installation costs and other capital improvements for certain of our VLGCs during the three months ended June 30, 2020. Our vessels, with a total carrying value of $1,424.5 million and $1,437.7 million as of June 30, 2020 and March 31, 2020, respectively, are first-priority mortgaged as collateral for our long-term debt (refer to Note 6 below). No impairment loss was recorded for the periods presented.

6. Long-term Debt

2015 AR Facility

Refer to Note 9 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2020 for information on our $758 million debt financing facility that we entered into in March 2015 with a group of banks and financial institutions (the “2015 Facility”).

Refinancing of the Commercial Tranche of the 2015 Facility

On April 29, 2020, we amended and restated the 2015 Facility (the “2015 AR Facility”), to among other things, refinance the commercial tranche from the 2015 Facility Agreement (the “Original Commercial Tranche”). Pursuant to the 2015 AR Facility, certain new facilities (the “New Facilities”) were made available to us, including (i) a new senior secured term loan facility in an aggregate principal amount of approximately to $155.8 million, a portion of which was used to prepay in full the outstanding principal amount under the Original Commercial Tranche and the balance for general corporate purposes and (ii) a new senior secured revolving credit facility in an aggregate principal amount of up to $25.0 million, which we intend to use for general corporate purposes. The 2015 AR Facility subjects us to substantially similar covenants and restrictions as those imposed pursuant to the 2015 Facility. On July 14, 2020 (with retroactive effect to June 30, 2020), we amended the 2015 AR Facility and received approvals from those lenders constituting the “Required Lenders” under the 2015 AR Facility, as applicable, to modify certain financial and security covenants to reflect the Company’s current financial condition. Most notably, the following changes to financial covenants and security value ratio are now in effect:

●	Elimination of the interest coverage ratio;
●	Reduction of minimum shareholders’ equity to $400 million with no upward adjustments;
●	Reduction of the minimum liquidity covenant from $40 million to $27.5 million;
●	Reduction of minimum cash balance from $2.2 million to $1.0 million per mortgaged vessel; and
●	Increase of the security value ratio from 135% to 145%.

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

Corsair Japanese Financing

Refer to Note 9 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2020 for information on the refinancing of our 2014-built VLGC, the Corsair, pursuant to a memorandum of agreement and a bareboat charter agreement (the “Corsair Japanese Financing”).

Concorde Japanese Financing

Refer to Note 9 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2020 for information on the refinancing of our 2015-built VLGC, the Concorde, pursuant to a memorandum of agreement and a bareboat charter agreement (the “Concorde Japanese Financing”).

Corvette Japanese Financing

Refer to Note 9 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2020 for information on the refinancing of our 2015-built VLGC, the Corvette, pursuant to a memorandum of agreement and a bareboat charter agreement (the “Corvette Japanese Financing”).

CJNP Japanese Financing

Refer to Note 9 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2020 for information on the refinancing our 2007-built VLGC, the Captain John NP, pursuant to a memorandum of agreement and a bareboat charter agreement (the “CJNP Japanese Financing”). Refer to Note 14 below for information regarding our election to exercise our repurchase option under the CJNP Japanese Financing.

CMNL Japanese Financing

Refer to Note 9 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2020 for information on the refinancing our 2006-built VLGC, the Captain Markos NL, pursuant to a memorandum of agreement and a bareboat charter agreement (the “CMNL Japanese Financing”).

CNML Japanese Financing

Refer to Note 9 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2020 for information on the refinancing our 2008-built VLGC, the Captain Nicholas ML, pursuant to a memorandum of agreement and a bareboat charter agreement (the “CNML Japanese Financing”).

Cresques Japanese Financing and Prepayment of the Relevant Tranches of the 2015 Facility

On April 21, 2020, we prepaid $28.5 million of the 2015 Facility’s then outstanding principal using cash on hand prior to the closing of the Cresques Japanese Financing (defined below). On April 23, 2020, we refinanced a 2015-built VLGC, the Cresques, pursuant to a memorandum of agreement and a bareboat charter agreement (“Cresques Japanese Financing”). In connection therewith, we transferred the Cresques to the buyer for $71.5 million and, as part of the agreement, Dorian Dubai LPG Transport LLC, our wholly-owned subsidiary, bareboat chartered the vessel back for a period of 12 years, with purchase options from the end of year 3 onwards through a mandatory buyout by 2032. We continue to technically manage, commercially charter, and operate the Cresques. We received $52.5 million in cash as part of the transaction with $19.0 million to be retained by the buyer as a deposit (the “Cresques Deposit”), which can be used by us towards the repurchase of the vessel either pursuant to an early buyout option or at the end of the 12-year bareboat charter term. This transaction is treated as a financing transaction and the Cresques continues to be recorded as an asset on our balance sheet. This debt financing has a floating interest rate of one-month LIBOR plus a margin of 2.5%, monthly broker commission fees of 1.25% over the 12-year term on interest and principal payments made, broker commission fees of 0.5% payable on the remaining debt outstanding at the time of the repurchase of the Cresques, and a monthly fixed straight-line principal obligation of approximately $0.3 million over the 12-year term with a balloon payment of approximately $11.5 million.

Debt Obligations

The table below presents our debt obligations:

	June 30, 2020	March 31, 2020
2015 Facility/2015 AR Facility
Commercial Financing	$155,655,698	$163,385,998
KEXIM Direct Financing	100,104,372	110,716,127
KEXIM Guaranteed	104,512,865	115,385,072
K-sure Insured	51,673,559	57,098,924
Total 2015 Facility/2015 AR Facility	$411,946,494	$446,586,121

Japanese Financings
Corsair Japanese Financing	$43,333,333	$44,145,833
Concorde Japanese Financing	47,923,077	48,730,769
Corvette Japanese Financing	48,461,538	49,269,231
CJNP Japanese Financing	18,696,875	19,058,750
CMNL Japanese Financing	17,734,078	18,076,488
CNML Japanese Financing	19,909,673	20,261,012
Cresques Japanese Financing	51,645,000	—
Total Japanese Financings	$247,703,574	$199,542,083

Total debt obligations	$659,650,068	$646,128,204
Less: deferred financing fees	12,136,080	11,152,985
Debt obligations—net of deferred financing fees	$647,513,988	$634,975,219

Presented as follows:
Current portion of long-term debt	$53,267,783	$53,056,125
Long-term debt—net of current portion and deferred financing fees	594,246,205	581,919,094
Total	$647,513,988	$634,975,219

Deferred Financing Fees

The analysis and movement of deferred financing fees is presented in the table below:

Financing
costs
Balance, April 1, 2020	$11,152,985
Additions	3,377,605
Amortization	(2,394,510)
Balance, June 30, 2020	$12,136,080

7. Leases

Time charter-in contracts

During the three months ended June 30, 2020, we time chartered-in a VLGC with a duration 12 months with no option periods. Therefore, this operating lease was excluded from operating lease right-of-use asset and lease liability recognition on our consolidated balance sheets. As of June 30, 2020, right-of-use assets and lease liabilities of $23.7 million were recognized on our balance sheets related to one VLGC that we had previously time chartered-in for a period of greater than 12 months. Our time chartered-in VLGCs were deployed in the Helios Pool and earned net pool revenues of $6.9 million and $1.3 million for the three months ended June 30, 2020 and 2019, respectively.

Charter hire expenses for the VLGCs time chartered in were as follows:

	Three months ended
	June 30, 2020	June 30, 2019
Charter hire expenses	$4,715,598	$2,055,000

Office leases

We currently have operating leases for our offices in Stamford, Connecticut, USA; London, United Kingdom; Copenhagen, Denmark; and Athens, Greece, which we determined to be operating leases and record the lease expense as part of general and administrative expenses in our consolidated statements of operations. During the three months ended June 30, 2020, we did not enter into any new office lease contracts.

Operating lease rent expense related to our office leases was as follows:

	Three months ended
	June 30, 2020	June 30, 2019
Operating lease rent expense	$118,259	$122,352

For our office leases and time charter-in arrangement, the discount rate used ranged from 3.82% to 5.53%. The weighted average discount rate used to calculate the lease liability was 3.88%. The weighted average remaining lease term on our office leases and time chartered-in vessels as of June 30, 2020 is 30.9 months.

Our operating lease right-of-use asset and lease liabilities as of June 30, 2020 were as follows:

Description	Location on Balance Sheet	June 30, 2020
Assets:
Non-current
Office leases	Operating lease right-of-use assets	$915,257
Time charter-in VLGCs	Operating lease right-of-use assets	$23,687,426

Liabilities:
Current
Office Leases	Current portion of long-term operating leases	$409,507
Time charter-in VLGCs	Current portion of long-term operating leases	$8,898,201

Long-term
Office Leases	Long-term operating leases	$508,524
Time charter-in VLGCs	Long-term operating leases	$14,789,225

Maturities of operating lease liabilities as of June 30, 2020 were as follows:

Remainder of FY 2021	$7,561,882
FY 2022	10,091,911
FY 2023	8,215,431
Total undiscounted lease payments	25,869,224
Less: imputed interest	(1,263,767)
Carrying value of lease liabilities	$24,605,457

8. Stock Repurchase Program

On August 5, 2019, our Board of Directors authorized the repurchase of up to $50 million of shares of our common stock through the period ended December 31, 2020 (the “Common Share Repurchase Program”). On February 3, 2020, our Board of Directors authorized an increase to our Common Share Repurchase Program to repurchase up to an additional $50 million of shares of our common stock. The amount and timing of share repurchases are subject to capital availability and our determination that share repurchases are in the best interest of our shareholders. As of June 30, 2020, we repurchased a total of 4.4 million shares of our common stock for approximately $49.3 million under this program, resulting in $50.7 million of available authorization remaining. Purchases may be made at our discretion in the form of open market repurchase programs, privately negotiated transactions, accelerated share repurchase programs or a combination of these methods. The actual timing and amount of our repurchases will depend on Company and market conditions. We are not obligated to make any common share repurchases under this program.

9. Stock-Based Compensation Plans

Our stock-based compensation expense is included within general and administrative expenses in the unaudited interim condensed consolidated statements of operations and was $1.9 million and $1.3 million for the three months ended June 30, 2020 and 2019, respectively. Unrecognized compensation cost was $3.0 million as of June 30, 2020 and will be recognized over a remaining weighted average life of 2.43 years. For more information on our equity incentive plan, refer to Note 12 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2020.

In June 2020, we granted 7,575 shares of stock to our non-executive directors, which were valued and expensed at their grant date fair market value.

In June 2020, we granted an aggregate of 188,400 shares of restricted stock vesting in escalating installments on the grant date and on the first, second, and third anniversary of that date and 56,450 restricted stock units to certain of our officers and employees vesting in escalating installments on the first, second, and third anniversaries of the grant date. The shares of restricted stock and restricted stock units were valued at their grant date fair market value and are expensed on a straight-line basis over the respective vesting periods.

In June 2020, we granted 155,654 shares of stock to our President and Chief Executive Officer, which were valued and expensed at their grant date fair market value.

A summary of the activity of restricted shares and units awarded under our equity incentive plan as of June 30, 2020 and changes during the three months ended June 30, 2020, is as follows:

		Weighted-Average
		Grant-Date
Incentive Share/Unit Awards	Number of Shares/Units	Fair Value
Unvested as of April 1, 2020	317,048	$8.08
Granted	408,079	8.07
Vested	(315,504)	7.88
Unvested as of June 30, 2020	409,623	$8.23

10. Revenues

Revenues comprise the following:

	Three months ended
	June 30, 2020	June 30, 2019
Net pool revenues—related party	$66,929,421	$50,092,137
Time charter revenues	5,086,004	10,982,031
Other revenues, net	1,149,899	91,378
Total revenues	$73,165,324	$61,165,546

Net pool revenues—related party depend upon the net results of the Helios Pool, and the operating days and pool points for each vessel. Refer to Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2020.

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

(a)	Concentration of credit risk: Financial instruments, which may subject us to significant concentrations of credit risk, consist principally of amounts due from our charterers, including the receivables from Helios Pool, cash and cash equivalents, and restricted cash. We limit our credit risk with amounts due from our charterers, including those through the Helios Pool, by performing ongoing credit evaluations of our charterers’ financial condition and generally do not require collateral from our charterers. We limit our credit risk with our cash and cash equivalents and restricted cash by placing it with highly-rated financial institutions.

(b)	Interest rate risk: Our long-term bank loans are based on the London Interbank Offered Rate (“LIBOR”) and hence we are exposed to movements thereto. We entered into interest rate swap agreements in order to hedge a majority of our variable interest rate exposure related to our 2015 Facility. Refer to Note 19 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2020 for information on our interest rate swap agreements related to the 2015 Facility.

(c)	Fair value measurements: Interest rate swaps are stated at fair value, which is determined using a discounted cash flow approach based on market‑based LIBOR swap yield rates. LIBOR swap rates are observable at commonly quoted intervals for the full terms of the swaps and, therefore, are considered Level 2 items in accordance with the fair value hierarchy. The fair value of the interest rate swap agreements approximates the amount that we would have to pay or receive for the early termination of the agreements. In May 2020, our interest rate swap with the Commonwealth Bank of Australia was novated to ABN AMRO Capital USA LLC with an increase in the fixed rate from 1.4275% to 1.4675%.

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

The following table summarizes the location on the balance sheet of the financial assets and liabilities that are carried at fair value on a recurring basis, which comprise our financial derivatives, all of which are considered Level 2 items in accordance with the fair value hierarchy:

	June 30, 2020		March 31, 2020
	Current assets	Current liabilities	Current assets	Current liabilities
Derivatives not designated as hedging instruments	Derivative instruments	Derivative instruments	Derivative instruments	Derivative instruments
Forward freight agreements	—	2,742,980	—	2,605,442

	June 30, 2020		March 31, 2020
	Other non-current assets	Long-term liabilities	Other non-current assets	Long-term liabilities
Derivatives not designated as hedging instruments	Derivative instruments	Derivative instruments	Derivative instruments	Derivative instruments
Interest rate swap agreements	$—	$9,511,097	$—	$9,152,829

The effect of derivative instruments within the unaudited interim condensed consolidated statements of operations included herein for the periods presented is as follows:

		Three months ended
Derivatives not designated as hedging instruments	Location of gain/(loss) recognized	June 30, 2020	June 30, 2019
Forward freight agreements—change in fair value	Unrealized loss on derivatives	$(137,538)	$—
Interest rate swaps—change in fair value	Unrealized loss on derivatives	(358,268)	(6,070,789)
Forward freight agreements—realized gain/(loss)	Realized gain/(loss) on derivatives	(264,524)	—
Interest rate swaps—realized gain/(loss)	Realized gain/(loss) on derivatives	(541,705)	1,032,995
Gain/(loss) on derivatives, net		$(1,302,035)	$(5,037,794)

As of June 30, 2020 and March 31, 2020, no fair value measurements for assets or liabilities under Level 1 or Level 3 were recognized in the accompanying consolidated balance sheets with the exception of cash and cash equivalents, restricted cash, and securities. We did not have any other assets or liabilities measured at fair value on a non-recurring basis during June 30, 2020 and March 31, 2020.

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

We have short-term investments in six-month U.S. treasury bills for which we have not elected the fair value option. The fair value of these instruments is commonly quoted and would be considered Level 1 items under the fair value hierarchy if we elected the fair value option. As of June 30, 2020, the carrying value of the short-term investments in six-month U.S. treasury bills was equal to its fair value of $15.0 million.

We have long-term bank debt and the Cresques Japanese Financing for which we believe the carrying value approximates their fair values as both instruments bear interest at variable interest rates, being LIBOR, which is observable at commonly quoted intervals for the full terms of the loans, and hence are considered as Level 2 items in accordance with the fair value hierarchy. We also have long-term debt related to the Corsair Japanese Financing, Concorde Japanese Financing, Corvette Japanese Financing, CJNP Japanese Financing, CMNL Japanese Financing, and CNML Japanese Financing (collectively the “Japanese Financings”) that incur interest at a fixed-rate with the initial principal amount amortized to the purchase obligation price of each vessel. The Japanese Financings are considered Level 2 items in accordance with the fair value hierarchy and the fair value of each is based on a discounted cash flow analysis using current observable interest rates. The following table summarizes the carrying value and estimated fair value of the Japanese Financings as of:

	June 30, 2020		March 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Corsair Japanese Financing	$43,333,333	$48,385,962	$44,145,833	$48,867,762
Concorde Japanese Financing	47,923,077	53,983,226	48,730,769	54,407,677
Corvette Japanese Financing	48,461,538	54,648,430	49,269,231	55,059,323
CJNP Japanese Financing	18,696,875	20,660,143	19,058,750	21,006,399
CMNL Japanese Financing	17,734,078	19,935,753	18,076,488	20,238,260
CNML Japanese Financing	19,909,673	22,426,002	20,261,012	22,728,984

12. Earnings Per Share (“EPS”)

Basic EPS represents net income attributable to common shareholders divided by the weighted average number of our common shares outstanding during the measurement period. Our restricted stock shares include rights to receive dividends that are subject to the risk of forfeiture if service requirements are not satisfied, and as a result, these shares are not considered participating securities and are excluded from the basic weighted-average shares outstanding calculation. Diluted EPS represent net income attributable to common shareholders divided by the weighted average number of our common shares outstanding during the measurement period while also giving effect to all potentially dilutive common shares that were outstanding during the period.

The calculations of basic and diluted EPS for the periods presented are as follows:

	Three months ended
(In U.S. dollars except share data)	June 30, 2020	June 30, 2019
Numerator:
Net income	$12,168,005	$6,075,059
Denominator:
Basic weighted average number of common shares outstanding	50,554,233	54,552,994
Effect of dilutive restricted stock and restricted stock units	125,216	328,332
Diluted weighted average number of common shares outstanding	50,679,449	54,881,326
EPS:
Basic	$0.24	$0.11
Diluted	$0.24	$0.11

There were no shares of unvested restricted stock, which were excluded from the calculation of diluted EPS because the effect of their inclusion would be anti-dilutive for the three months ended June 30, 2020 and 2019.

13.  Commitments and Contingencies

Commitments under Contracts for Scrubbers Purchases

We had contractual commitments to purchase scrubbers to reduce sulfur emissions as of:

June 30, 2020
Less than one year	$3,564,298
Total	$3,564,298

These amounts only reflect firm commitments for scrubber purchases as of June 30, 2020 and exclude costs related to their installation. The timing of these payments is subject to change as installation times are finalized.

Commitments under Contracts for Ballast Water Management Systems Purchases

We had contractual commitments to purchase ballast water management systems as of:

June 30, 2020
Less than one year	$734,380
Total	$734,380

Operating Leases

We had the following commitments as a lessee under operating leases relating to our United States, Greece, United Kingdom, and Denmark offices:

June 30, 2020
Less than one year	$381,788
One to three years	214,689
Total	$596,477

Time Charter-in

We had the following time charter-in commitments relating to VLGCs currently in our fleet:

June 30, 2020
Less than one year	$16,636,000
One to three years	15,257,000
Total	$31,893,000

Fixed Time Charter Contracts

We had the following future minimum fixed time charter hire receipts based on non-cancelable long-term fixed time charter contracts:

June 30, 2020
Less than one year	$19,400,858
One to three years	20,580,000
Total	$39,980,858

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

14. Subsequent Events

Amendment to the 2015 AR Facility

On July 14, 2020 (with retroactive effect to June 30, 2020), we amended the 2015 AR Facility and received the requisite lender consents, as applicable, to, among other things, relax the covenant restrictions under the agreement, including:

●	Elimination of the interest coverage ratio;
●	Reduction of minimum shareholders’ equity to $400 million with no upward adjustments;
●	Reduction of the minimum liquidity covenant from $40 million to $27.5 million;
●	Reduction of minimum cash balance from $2.2 million to $1.0 million per mortgaged vessel; and
●	Increase of the security value ratio from 135% to 145%.

The restriction for the provision of the minimum balance of cash was modified under the terms of the amendment to the 2015 AR Facility and no longer meets the criteria to be recognized as restricted cash. As a result, and with retroactive effect to June 30, 2020, we no longer classify these amounts as restricted cash on our condensed consolidated balance sheets. This requirement was reduced from $2.2 million per mortgaged vessel under the initial 2015 AR Facility to $1.0 million per mortgaged vessel per the July 14, 2020 amendment.

Repurchase Notice for the Captain John NP

On July 15, 2020, we exercised our repurchase option under the CJNP Japanese Financing by providing a three-month notice to the owners of Captain John NP of our intent to repurchase the vessel for approximately $18.3 million in cash and applied the deposit amount of $26.6 million, which had been retained by the buyer in connection with the CJNP Japanese Financing (the “CJNP Deposit”), towards the repurchase of the vessel.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under “Item 1A. Risk Factors” herein and in our Annual Report on Form 10-K for the year ended March 31, 2020, our actual results may differ materially from those anticipated in these forward-looking statements. Please also see the section “Forward-Looking Statements” included in this quarterly report.

Overview

We are a Marshall Islands corporation headquartered in the United States and primarily focused on owning and operating VLGCs, each with a cargo-carrying capacity of greater than 80,000 cbm, in the LPG shipping industry. Our fleet currently consists of twenty-four VLGC carriers, including nineteen fuel-efficient 84,000 cbm ECO-VLGCs, three 82,000 cbm VLGCs, and two time chartered-in VLGCs. Ten of our ECO-VLGCs are currently equipped with scrubbers to reduce sulfur emissions and we have commitments related to scrubbers on an additional two of our VLGCs as of July 31, 2020.

Dorian’s nineteen ECO-VLGCs, which incorporate fuel efficiency, emission-reducing technologies, and certain custom features, were acquired by us for an aggregate purchase price of $1.4 billion and delivered to us between July 2014 and February 2016, seventeen of which were delivered during calendar year 2015 or later.

On April 1, 2015, Dorian and Phoenix began operations of the Helios Pool, which entered into pool participation agreements for the purpose of establishing and operating, as charterer, under a variable rate time charter to be entered into with owners or disponent owners of VLGCs, a commercial pool of VLGCs whereby revenues and expenses are shared. The vessels entered into the Helios Pool may operate either in the spot market, pursuant to contracts of affreightment, or COAs, or on time charters of two years' duration or less. As of July 31, 2020, twenty-two of our twenty-four VLGCs were employed in the Helios Pool, including our two time chartered-in VLGCs.

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

We continue to pursue a balanced chartering strategy by employing our vessels on a mix of multi-year time charters, some of which may include a profit-sharing component, shorter-term time charters, spot market voyages and COAs. Currently, two of our VLGCs are on fixed-rate time charters outside of the Helios Pool. See “Our Fleet” below for more information and the definition of Pool-TCO.

Recent Developments

Amendment to the 2015 AR Facility

On July 14, 2020 (with retroactive effect to June 30, 2020), we amended the 2015 AR Facility and received the requisite lender consents, as applicable, to, among other things, relax the covenant restrictions under the agreement including:

●	Elimination of the interest coverage ratio;
●	Reduction of minimum shareholders’ equity to $400 million with no upward adjustments;
●	Reduction of the minimum liquidity covenant from $40 million to $27.5 million;
●	Reduction of minimum cash balance from $2.2 million to $1.0 million per mortgaged vessel; and
●	Increase of the security value ratio from 135% to 145%.

The restriction for the provision of the minimum balance of cash was modified under the terms of the amendment to the 2015 AR Facility and no longer meets the criteria to be recognized as restricted cash. As a result, and with retroactive effect to June 30, 2020, we no longer classify these amounts as restricted cash on our condensed consolidated balance sheets. This requirement was reduced from $2.2 million per mortgaged vessel under the initial 2015 AR Facility to $1.0 million per mortgaged vessel per the July 14, 2020 amendment.

Repurchase Notice for the Captain John NP

On July 15, 2020, we exercised our repurchase option under the CJNP Japanese Financing by providing a three-month notice to the owners of Captain John NP of our intent to repurchase the vessel for approximately $18.3 million in cash and applied the CJNP Deposit of $26.6 million towards the repurchase of the vessel.

Selected Financial Data

The following table presents our selected financial data and other information for the three months ended June 30, 2020 and 2019, and as of June 30, 2020 and March 31, 2020, and should be read in conjunction with our unaudited interim condensed consolidated financial statements and other financial information included in this quarterly report.

(in U.S. dollars, except fleet data)	Three months ended
Statement of Operations Data	June 30, 2020	June 30, 2019
Revenues	$73,165,324	$61,165,546
Expenses
Voyage expenses	815,195	339,114
Charter hire expenses	4,715,598	2,055,000
Vessel operating expenses	17,389,363	16,119,953
Depreciation and amortization	16,890,413	16,266,421
General and administrative expenses	11,302,976	6,735,835
Total expenses	51,113,545	41,516,323
Other income—related parties	468,023	623,283
Operating income	22,519,802	20,272,506
Other income/(expenses)
Interest and finance costs	(9,087,236)	(9,697,282)
Interest income	124,835	362,036
Unrealized loss on derivatives	(495,806)	(6,070,789)
Realized gain/(loss) on derivatives	(806,229)	1,032,995
Other gain/(loss), net	(87,361)	175,593
Total other income/(expenses), net	(10,351,797)	(14,197,447)
Net income	$12,168,005	$6,075,059
Earnings per common share—basic	$0.24	$0.11
Earnings per common share—diluted	$0.24	$0.11
Other Financial Data
Adjusted EBITDA(1)	$41,114,067	$38,382,383
Fleet Data
Calendar days(2)	2,002	2,002
Time chartered-in days(3)	192	91
Available days(4)	2,132	2,083
Operating days(5)(8)	1,754	2,050
Fleet utilization(6)(8)	82.3%	98.4%
Average Daily Results
Time charter equivalent rate(7)(8)	$41,249	$29,671
Daily vessel operating expenses(9)	$8,686	$8,052

(in U.S. dollars)	As of	As of
Balance Sheet Data	June 30, 2020	March 31, 2020
Cash and cash equivalents	$142,933,974	$48,389,688
Restricted cash—current	3,060,568	3,370,178
Restricted cash—non-current	75,035	35,629,261
Total assets	1,696,936,387	1,671,959,843
Current portion of long-term debt	53,267,783	53,056,125
Long-term debt—net of current portion and deferred financing fees(10)	594,246,205	581,919,094
Total liabilities	706,983,496	694,907,645
Total shareholders’ equity	$989,952,891	$977,052,198

(1)	Adjusted EBITDA is an unaudited non-U.S. GAAP financial measure and represents net income/(loss) before interest and finance costs, unrealized (gain)/loss on derivatives, realized (gain)/loss on interest rate swaps, gain on early extinguishment of debt, stock-based compensation expense, impairment, and depreciation and amortization and is used as a supplemental financial measure by management to assess our financial and operating performance. We believe that adjusted EBITDA assists our management and investors by increasing the comparability of our performance from period to period. This increased comparability is achieved by excluding the potentially disparate effects between periods of derivatives, interest and finance costs, gain on early extinguishment of debt, stock-based compensation expense, impairment, and depreciation and amortization expense, which items are affected by various and possibly changing financing methods, capital structure and historical cost basis and which items may significantly affect net income/(loss) between periods. We believe that including adjusted EBITDA as a financial and operating measure benefits investors in selecting between investing in us and other investment alternatives.

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

The following table sets forth a reconciliation of net income/(loss) to Adjusted EBITDA (unaudited) for the periods presented:

(in U.S. dollars)	June 30, 2020	June 30, 2019
Net income	$12,168,005	$6,075,059
Interest and finance costs	9,087,236	9,697,282
Unrealized loss on derivatives	495,806	6,070,789
Realized (gain)/loss on interest rate swaps	541,705	(1,032,995)
Stock-based compensation expense	1,930,902	1,305,827
Depreciation and amortization	16,890,413	16,266,421
Adjusted EBITDA	$41,114,067	$38,382,383

(2)	We define calendar days as the total number of days in a period during which each vessel in our fleet was owned or operated pursuant to a bareboat charter. Calendar days are an indicator of the size of the fleet over a period and affect both the amount of revenues and the amount of expenses that are recorded during that period.

(3)	We define time chartered-in days as the aggregate number of days in a period during which we time chartered-in vessels from third parties.

(4)	We define available days as the sum of calendar days and time chartered-in days (collectively representing our commercially-managed vessels) less aggregate off hire days associated with scheduled maintenance, which include major repairs, drydockings, vessel upgrades or special or intermediate surveys. We use available days to measure the aggregate number of days in a period that our vessels should be capable of generating revenues.

(5)	We define operating days as available days less the aggregate number of days that the commercially-managed vessels in our fleet are off‑hire for any reason other than scheduled maintenance. We use operating days to measure the number of days in a period that our operating vessels are on hire (refer to 8 below).

(6)	We calculate fleet utilization by dividing the number of operating days during a period by the number of available days during that period. An increase in non-scheduled off-hire days would reduce our operating days, and, therefore, our fleet utilization. We use fleet utilization to measure our ability to efficiently find suitable employment for our vessels.

(7)	Time charter equivalent rate, or TCE rate, is a non-U.S. GAAP measure of the average daily revenue performance of a vessel. TCE rate is a shipping industry performance measure used primarily to compare period‑to‑period changes in a shipping company’s performance despite changes in the mix of charter types (such as time charters, voyage charters) under which the vessels may be employed between the periods. Our method of calculating TCE rate is to divide revenue net of voyage expenses by operating days for the relevant time period, which may not be calculated the same by other companies.

The following table sets forth a reconciliation of revenues to TCE rate (unaudited) for the periods presented:

(in U.S. dollars, except operating days)	Three months ended
Numerator:	June 30, 2020	June 30, 2019
Revenues	$73,165,324	$61,165,546
Voyage expenses	(815,195)	(339,114)
Time charter equivalent	$72,350,129	$60,826,432

Pool adjustment*	1,607,872	—
Time charter equivalent excluding pool adjustment*	$73,958,001	$60,826,432

Denominator:
Operating days	1,754	2,050
TCE rate:
Time charter equivalent rate	$41,249	$29,671
TCE rate excluding pool adjustment*	$42,165	$29,671

*  Adjusted for the effect of a reallocation of pool profits in accordance with the pool participation agreements due to adjustments related to speed and consumption performance of the vessels operating in the Helios Pool.

(8)	We determine operating days for each vessel based on the underlying vessel employment, including our vessels in the Helios Pool, or the Company Methodology. If we were to calculate operating days for each vessel within the Helios Pool as a variable rate time charter, or the Alternate Methodology, our operating days and fleet utilization would be increased with a corresponding reduction to our TCE rate. Operating data using both methodologies is as follows:

	Three months ended
Company Methodology:	June 30, 2020	June 30, 2019
Operating Days	1,754	2,050
Fleet Utilization	82.3%	98.4%
Time charter equivalent rate	$41,249	$29,671

Alternate Methodology:
Operating Days	2,132	2,083
Fleet Utilization	100.0%	100.0%
Time charter equivalent rate	$33,935	$29,201

We believe that the Company Methodology using the underlying vessel employment provides more meaningful insight into market conditions and the performance of our vessels.

(9)	Daily vessel operating expenses are calculated by dividing vessel operating expenses by calendar days for the relevant time period.

(10)	Long-term debt is net of deferred financing fees of $12.1 million and $11.2 million as of June 30, 2020 and March 31, 2020, respectively.

Our Fleet

The following table sets forth certain information regarding our fleet as of July 31, 2020.

	Capacity			ECO	Scrubber		Charter
	(Cbm)	Shipyard	Year Built	Vessel(1)	Equipped	Employment	Expiration(2)
Dorian VLGCs
Captain Markos NL(3)	82,000	Hyundai	2006	—	—	Pool(4)	—
Captain John NP(3)	82,000	Hyundai	2007	—	—	Pool(4)	—
Captain Nicholas ML(3)	82,000	Hyundai	2008	—	—	Pool-TCO(5)	Q4 2020
Comet	84,000	Hyundai	2014	X	X	Pool(4)	—
Corsair(3)	84,000	Hyundai	2014	X	X	Time Charter(6)	Q4 2022
Corvette(3)	84,000	Hyundai	2015	X	X	Pool(4)	—
Cougar	84,000	Hyundai	2015	X	—	Pool(4)	—
Concorde(3)	84,000	Hyundai	2015	X	X	Time Charter(7)	Q1 2022
Cobra	84,000	Hyundai	2015	X	—	Pool(4)	—
Continental(8)	84,000	Hyundai	2015	X	—	Pool(4)	—
Constitution	84,000	Hyundai	2015	X	X	Pool(4)	—
Commodore	84,000	Hyundai	2015	X	—	Pool-TCO(5)	Q4 2020
Cresques(3)	84,000	Daewoo	2015	X	X	Pool(4)	—
Constellation	84,000	Hyundai	2015	X	X	Pool(4)	—
Cheyenne	84,000	Hyundai	2015	X	X	Pool(4)	—
Clermont	84,000	Hyundai	2015	X	—	Pool(4)	—
Cratis	84,000	Daewoo	2015	X	X	Pool(4)	—
Chaparral	84,000	Hyundai	2015	X	—	Pool(4)	—
Copernicus	84,000	Daewoo	2015	X	X	Pool(4)	—
Commander	84,000	Hyundai	2015	X	—	Pool(4)	—
Challenger	84,000	Hyundai	2015	X	—	Pool-TCO(5)	Q4 2020
Caravelle	84,000	Hyundai	2016	X	—	Pool(4)	—
Total	1,842,000

Time chartered-in VLGCs
Future Diamond(9)	80,876	Hyundai	2020	X	X	Pool(4)	—
Astomos Earth(10)	83,426	Mitsubishi	2012	—	—	Pool(4)	—

(1)	Represents vessels with very low revolutions per minute, long-stroke, electronically controlled engines, larger propellers, advanced hull design, and low friction paint.

(2)	Represents calendar year quarters.

(3)	Operated pursuant to a bareboat chartering agreement. See Note 6 to our unaudited interim condensed consolidated financial statements included herein.

(4)	“Pool” indicates that the vessel operates in the Helios Pool on a voyage charter with a third party and we receive a portion of the pool profits calculated according to a formula based on the vessel’s pro rata performance in the pool.

(5)	“Pool-TCO” indicates that the vessel is operated in the Helios Pool on a time charter out to a third party and we receive a portion of the pool profits calculated according to a formula based on the vessel’s pro rata performance in the pool.

(6)	Currently on a time charter with an oil major that began in November 2019.

(7)	Currently on time charter with a major oil company that began in March 2019.

(8)	Currently operating in the Helios Pool after being time-chartered back into our fleet from an existing time charter with a major oil company.

(9)	Currently time chartered-in to our fleet with an expiration during the first calendar quarter of 2023.

(10)	Currently time chartered-in to our fleet with an expiration during the second calendar quarter of 2021.

Results of Operations – For the three months ended June 30, 2020 as compared to the three months ended June 30, 2019

Revenues

The following table compares our Revenues for the three months ended June 30:

			Increase /	Percent
	2020	2019	(Decrease)	Change

Net pool revenues—related party	$66,929,421	$50,092,137	$16,837,284	33.6%
Time charter revenues	5,086,004	10,982,031	(5,896,027)	(53.7)%
Other revenues, net	1,149,899	91,378	1,058,521	1,158.4%
Total	$73,165,324	$61,165,546	$11,999,778	19.6%

Revenues, which represent net pool revenues—related party, time charters and other revenues earned by our vessels, were $73.2 million for the three months ended June 30, 2020, an increase of $12.0 million, or 19.6%, from $61.2 million for the three months ended June 30, 2019. The increase is primarily attributable to an increase in average TCE rates, partially offset by decreased fleet utilization. Average TCE rates increased from $29,671 for the three months ended June 30, 2019 to $41,249 for the three months ended June 30, 2020. During the three months ended June 30, 2020, we recognized a reallocation of prior period pool profits based on a periodic review of actual vessel performance in accordance with the pool participation agreements. This reallocation resulted in a $916 decrease in our fleet’s overall TCE rates for the three months ended June 30, 2020 due to adjustments related to speed and consumption performance of the vessels operating in the Helios Pool. Excluding this reallocation, TCE rates increased by $12,494 when comparing the three months ended June 30, 2020 and 2019. The increase in TCE during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 was driven by a more favorable revenue mix due to a decrease in fixed rate time charters, lower fuel prices for our scrubber-equipped vessels, and a general decline in bunker prices. After new regulations for sulfur emissions went into effect on January 1, 2020, very low sulphur fuel oil (“VLSFO”) replaced heavy fuel oil as the standard fuel in publishing TCE rates by third parties. Despite the change to VLSFO, the average price of standard fuel decreased as heavy fuel oil (expressed as U.S. dollars per metric tonnes) from Singapore and Fujairah was $414 during the three months ended June 30, 2019 compared to $272 for VLSFO during the three months ended June 30, 2020. The Baltic Exchange Liquid Petroleum Gas Index, an index published daily by the Baltic Exchange for the spot market rate for the benchmark Ras Tanura-Chiba route (expressed as U.S. dollars per metric ton), averaged $41.484 during the three months ended June 30, 2020 compared to an average of $62.337 for the three months ended June 30, 2019. Our fleet utilization decreased from 98.4% during the three months ended June 30, 2019 to 82.3% during the three months ended June 30, 2020.

Charter Hire Expenses

Charter hire expenses for the vessels chartered in from third parties were $4.7 million and $2.1 million for the three months ended June 30, 2020 and 2019, respectively. The increase of $2.6 million, or 129.5%, was caused by increases in the number of vessels time chartered-in and their respective time chartered-in days. We had 192 time chartered-in days for the three months ended June 30, 2020 compared to 91 for the three months ended June 30, 2019.

Vessel Operating Expenses

Vessel operating expenses were $17.4 million during the three months ended June 30, 2020, or $8,686 per vessel per calendar day, which is calculated by dividing vessel operating expenses by calendar days for the relevant time-period for the technically-managed vessels that were in our fleet. Vessel operating expenses per vessel per calendar day increased by $634 from $8,052 for the three months ended June 30, 2019 to $8,686 for the three months ended June 30, 2020. The increase in vessel operating expenses for the three months ended June 30, 2020, when compared with the three months ended June 30, 2019, was primarily the result of a $0.8 million, or $392 per vessel per calendar day, increase in operating expenses related to the drydocking of vessels including repairs and maintenance, spares and stores, coolant costs, and other drydocking related operating expenses.

General and Administrative Expenses

General and administrative expenses were $11.3 million for the three months ended June 30, 2020, an increase of $4.6 million, or 67.8%, from $6.7 million for the three months ended June 30, 2019. This was driven by increases of $3.0 million in annual cash bonuses to certain employees, $0.6 million in stock-based compensation, $0.5 million in salaries, wages and benefits, and $0.4 million in legal and professional fees, which is largely a result of costs incurred in our transition from being an emerging growth company under the Jumpstart Our Business Startups Act.

Interest and Finance Costs

Interest and finance costs amounted to $9.1 million for the three months ended June 30, 2020, a decrease of $0.6 million, or 6.3%, from $9.7 million for the three months ended June 30, 2019. The decrease of $0.6 million during this period was due to a decrease of $2.3 million in interest incurred on our long-term debt, primarily resulting from a decrease in LIBOR rates and a reduction of average indebtedness, partially offset by an increase of $1.7 million in amortization of deferred financing fees, mainly due to accelerated amortization of $2.1 million related to the refinancing of the Cresques and the refinancing of the Original Commercial Tranche during the three months ended June 30, 2020. Average indebtedness, excluding deferred financing fees, decreased from $707.9 million for the three months ended June 30, 2019 to $676.0 million for the three months ended June 30, 2020. As of June 30, 2020, the outstanding balance of our long-term debt, net of deferred financing fees of $12.1 million, was $647.5 million.

Unrealized Loss on Derivatives

Unrealized loss on derivatives was approximately $0.5 million for the three months ended June 30, 2020, compared to $6.1 million for the three months ended June 30, 2019. The $5.6 million difference is primarily attributable to a reduction of $5.7 million in unfavorable fair value changes to our interest rate swaps. This reduction resulted from changes in forward LIBOR yield curves and reductions in notional amounts. Partially offsetting the reduction in unrealized loss on derivatives was an unfavorable change of $0.1 million on our FFA positions.

Realized Gain/(Loss) on Derivatives

Realized loss on derivatives was approximately $0.8 million for the three months ended June 30, 2020, compared to a realized gain of $1.0 million for the three months ended June 30, 2019. The unfavorable $1.8 million change is primarily attributable to (1) decreases in floating LIBOR resulting in a $1.5 million unfavorable variance on realized losses in the current period on our interest rate swaps and (2) unfavorable settlements of $0.3 million on our FFA positions.

Liquidity and Capital Resources

Our business is capital intensive, and our future success depends on our ability to maintain a high-quality fleet. As of June 30, 2020, we had cash and cash equivalents of $142.9 million, current restricted cash of $3.1 million and non-current restricted cash of $0.1 million.

Our primary sources of capital during the three months ended June 30, 2020 were $53.0 million in cash generated from operations, $24.0 million in net proceeds from the refinancing of the Cresques, and $2.8 million in net proceeds from the refinancing of the 2015 Facility. As of June 30, 2020, the outstanding balance of our long-term debt, net of deferred financing fees of $12.1 million, was $647.5 million including $53.3 million of principal on our long-term debt scheduled to be repaid within the next twelve months.

On August 5, 2019, our Board of Directors authorized the Common Share Repurchase Program to repurchase up to $50 million of our common shares through the period ended December 31, 2020. On February 3, 2020, our Board of Directors authorized an increase to our Common Share Repurchase Program to repurchase up to an additional $50 million of shares of our common stock. As of July 31, 2020, we repurchased a total of 4.4 million of our common shares for approximately $49.3 million and have available $50.7 million to repurchase additional common shares under the Common Share Repurchase Program. Purchases may be made at our discretion in the form of open market repurchase programs, privately negotiated transactions, accelerated share repurchase programs or a combination of these methods. The actual timing and amount of our repurchases will depend on Company and market conditions. We are not obligated to make any common share repurchases under the Common Share Repurchase Program.

On April 21, 2020, we prepaid $28.5 million, which represented the portion of the then outstanding principal of the 2015 Facility related to the 2015-built VLGC Cresques, using cash on hand prior to the closing of the Cresques Japanese Financing. Refer to Note 23 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2020 for further details on the prepayment of the 2015 Facility.

On April 23, 2020, we refinanced a 2015-built VLGC, the Cresques, pursuant to the Cresques Japanese Financing. The refinancing proceeds of $52.5 million increased our unrestricted cash by approximately $24.0 million after we prepaid $28.5 million of the 2015 Facility on April 21, 2020 using cash on hand prior to the closing of the Cresques Japanese Financing. Refer to Note 23 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2020 for further details on the refinancing of the Cresques.

On April 29, 2020, we amended and restated the 2015 Facility, to among other things, refinance the Original Commercial Tranche through the entry into certain new facilities (the “New Facilities”), including (i) a new senior secured term loan facility in an aggregate principal amount of approximately to $155.8 million, which was used to prepay in full the outstanding principal amount under the Original Commercial Tranche and for general corporate purposes and (ii) a new senior secured revolving credit facility in an aggregate principal amount of up to $25.0 million, which we intend to use for general corporate purposes. Refer to Note 23 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2020 for further details on the refinancing of the Original Commercial Tranche of the 2015 Facility.

Operating expenses, including expenses to maintain the quality of our vessels in order to comply with international shipping standards and environmental laws and regulations, the funding of working capital requirements, long-term debt repayments, financing costs, contractual commitments to purchase scrubbers on certain of our VLGCs, and drydocking and scrubber installations on certain of our VLGCs represent our short-term, medium-term and long-term liquidity needs as of June 30, 2020. We anticipate satisfying our liquidity needs for at least the next twelve months with cash on hand and cash from operations. We may also seek additional liquidity through alternative sources of debt financings and/or through equity financings by way of private or public offerings. However, if these sources are insufficient to satisfy our short-term liquidity needs, or to satisfy our future medium-term or long-term liquidity needs, we may need to seek alternative sources of financing and/or modifications of our existing credit facility and financing arrangements. There is no assurance that we will be able to obtain any such financing or modifications to our existing credit facility and financing arrangements on terms acceptable to us, or at all.

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

Cash Flows

The following table summarizes our cash and cash equivalents provided by/(used in) operating, financing and investing activities for the three months ended June 30:

	2020	2019
Net cash provided by operating activities	$52,966,350	$8,693,979
Net cash used in investing activities	(3,657,669)	(1,547,034)
Net cash provided by/(used in) financing activities	9,271,131	(16,261,490)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	$58,680,450	$(9,121,638)

Operating Cash Flows.  Net cash provided by operating activities for the three months ended June 30, 2020 was $53.0 million, compared with net cash provided by operating activities of $8.7 million for the three months ended June 30, 2019. The increase in cash generated from operations of $44.3 million is primarily related to (1) changes in working capital, mainly from amounts due from the Helios Pool as distributions from the Helios Pool are impacted by the timing of the completion of voyages, spot market rates and bunker prices and (2) an increase in operating income.

Net cash flow from operating activities depends upon our overall profitability, market rates for vessels employed on voyage charters, charter rates agreed to for time charters, the timing and amount of payments for drydocking expenditures and unscheduled repairs and maintenance, fluctuations in working capital balances and bunker costs.

Investing Cash Flows.  Net cash used in investing activities was $3.7 million for the three months ended June 30, 2020 compared with net cash used in investing activities of $1.5 million for the three months ended June 30, 2019. For the three months ended June 30, 2020, net cash used in investing activities was comprised of our vessel-related capital expenditures of $3.7 million. For the three months ended June 30, 2019, net cash used in investing activities was primarily comprised of our capital expenditures of $1.5 million.

Financing Cash Flows.  Net cash provided by financing activities was $9.3 million for the three months ended June 30, 2020, compared with $16.3 million of cash used in financing activities for the three months ended June 30, 2019. For the three months ended June 30, 2020, net cash provided by financing activities consisted of $55.4 million in proceeds from long-term debt borrowings related to the Cresques Japanese Financing and the 2015 AR Facility, partially offset by repayments of long-term debt of $41.9 million, payments of financing costs related to the Cresques Japanese Financing and the 2015 AR Facility of $3.2 million, and payments for treasury stock repurchases of $1.0 million. For the three months ended June 30, 2019, net cash used in financing activities consisted of repayments of long-term debt of $16.0 million and payments for treasury stock repurchases of $0.3 million.

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

As our vessels age and our fleet expands, our drydocking expenses will increase. We estimate the current cash outlay for a VLGC special survey to be approximately $1.0 million per vessel (excluding any capital improvements, such as scrubbers and ballast water management systems, to the vessel that may be made during such drydockings) and the cost of an intermediate survey to be between $100,000 and $200,000 per vessel. Ongoing costs for compliance with environmental regulations are primarily included as part of our drydocking and classification society survey costs. Additionally, ballast water management systems are expected to be installed on four of our VLGCs during their next drydockings between November 2021 and July 2024 for approximately $0.8 million per vessel. Further, in October 2016, the International Maritime Organization (the “IMO”) set January 1, 2020 as the implementation date for vessels to comply with its low sulfur fuel oil requirement, which cuts sulfur levels from 3.5% to 0.5%. We may comply with this regulation by (i) consuming compliant fuels on board (0.5% sulfur), which are readily available globally since our last quarterly filing, but at a significantly higher cost; (ii) continuing to consume high-sulfur fuel oil by installing scrubbers for cleaning of the exhaust gases to levels at or below compliance with regulations (0.5% sulfur); or (iii) by retrofitting vessels to be powered by liquefied natural gas or LPG, which may be a viable option subject to the relative pricing of compliant low-sulfur fuel (0.5% sulfur) and LPG. Such costs of compliance with the IMO’s low sulfur fuel oil requirement are significant and could have an adverse effect on our operations and financial results. Currently, ten of our technically-managed VLGCs are equipped with scrubbers and we have commitments related to scrubbers on an additional two of our VLGCs. We had contractual commitments for scrubber purchases of $3.6 million as of June 30, 2020. These amounts only reflect firm commitments for the purchase of scrubber parts and materials as of June 30, 2020. We are not aware of any other proposed regulatory changes or environmental laws that we expect to have a material impact on our current or future results of operations that we have not already considered. Please see "Item 1A. Risk Factors—Risks Relating to Our Company—We may incur increasing costs for the drydocking, maintenance or replacement of our vessels as they age, and, as our vessels age, the risks associated with older vessels could adversely affect our ability to obtain profitable charters” in our Annual Report on Form 10-K for the year ended March 31, 2020.

Debt Agreements

For information relating to our secured term loan facilities, refer to Notes 9 and 23 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2020 and Notes 6 and 14 to our unaudited interim condensed consolidated financial statements for June 30, 2019 included herein.

Off-Balance Sheet Arrangements

We currently do not have any off‑balance sheet arrangements.

Critical Accounting Policies and Estimates

The following is an update to the Critical Accounting Estimates set forth in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended March 31, 2020.

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

Our estimates of fair market value assume that our vessels are all in good and seaworthy condition without need for repair and if inspected would be certified in class without notations of any kind. Our estimates are based on information available from various industry sources, including:

●	reports by industry analysts and data providers that focus on our industry and related dynamics affecting vessel values;

●	news and industry reports of similar vessel sales;

●	approximate market values for our vessels or similar vessels that we have received from shipbrokers, whether solicited or unsolicited, or that shipbrokers have generally disseminated;

●	offers that we may have received from potential purchasers of our vessels; and

●	vessel sale prices and values of which we are aware through both formal and informal communications with shipowners, shipbrokers, industry analysts and various other shipping industry participants and observers.

As we obtain information from various industry and other sources, our estimates of fair market value are inherently uncertain. In addition, vessel values are highly volatile; as such, our estimates may not be indicative of the current or future fair market value of our vessels or prices that we could achieve if we were to sell them.

As of June 30, 2020, independent appraisals of our VLGC fleet had indicators of impairment on thirteen of our VLGCs in accordance with ASC 360 Property, Plant, and Equipment. We determined estimated net operating cash flows for our VLGCs by applying various assumptions regarding future time charter equivalent revenues net of commissions, operating expenses, scheduled drydockings, expected offhire and scrap values. These assumptions were based on historical data as well as future expectations. We estimated spot market rates by obtaining the trailing 10-year historical average spot market rates, as published by maritime industry researchers. Estimated outflows for operating expenses and drydocking expenses were based on historical and budgeted costs and were adjusted for assumed inflation. Utilization was based on our historical levels achieved in the spot market and estimates of a residual value consistent with scrap rates used in management's evaluation of scrap value. Such estimates and assumptions regarding expected net operating cash flows require considerable judgment and were based upon historical experience, financial forecasts and industry trends and conditions. Therefore, based on this analysis, we concluded that no impairment charge was necessary because we believe the vessel carrying values are recoverable. No impairment charges were recognized for the three months ended June 30, 2020.

In addition, we performed a sensitivity analysis as of June 30, 2020 to determine the effect on recoverability of changes in TCE rates. The sensitivity analysis suggests that we would not incur an impairment charge on any of our VLGCs if daily TCE rates based on the 10-year historical average spot market rates were reduced by 30%. An impairment charge of approximately $1.5 million on two of our VLGCs would be triggered by a reduction of 40% in the 10-year historical average spot market rates. The amount, if any, and timing of any impairment charges we may recognize in the future will depend upon the then current and expected future charter rates and vessel values, which may differ materially from those used in our estimates as of June 30, 2020.

Recent Accounting Pronouncements

Refer to Note 2 to our unaudited interim condensed consolidated financial statements included herein for a discussion of recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For additional discussion of our exposure to market risk, refer to “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” included in our Annual Report on Form 10-K for the year ended March 31, 2020.

Interest Rate Risk

The LPG shipping industry is capital intensive, requiring significant amounts of investment. Much of this investment is provided in the form of long-term debt. Our 2015 Facility agreement contains interest rates that fluctuate with LIBOR. We have entered into interest rate swap agreements to hedge a majority of our exposure to fluctuations of interest rate risk associated with our 2015 Facility. We have hedged $250 million of non-amortizing principal and $145.6 million of amortizing principal of the 2015 Facility as of June 30, 2020 and thus increasing interest rates could adversely impact our future earnings due to additional interest expense on our unhedged debt. For the 12 months following June 30, 2020, a hypothetical increase or decrease of 20 basis points in the underlying LIBOR rates would result in an increase or decrease of our interest expense on all of our non-hedged interest-bearing debt by approximately $0.1 million assuming all other variables are held constant.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2020. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those internal control systems determined to be effective can provide only a level of reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common shares. For risk factors that may cause actual results to differ materially from those anticipated, please refer to “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2020.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The table below sets forth information regarding our purchases of our common stock during the quarterly period ended June 30, 2020:

			Total
			Number of
			Shares
			Purchased as
			Part of	Maximum Dollar
	Total		Publicly	Value of Shares
	Number	Average	Announced	that May Yet Be
	of Shares	Price Paid	Plans or	Purchased Under the
Period	Purchased	Per Share	Programs	Plan or Programs
April 1 to 30, 2020	—	$—	—	$50,652,742
May 1 to 31, 2020	—	—	—	50,652,742
June 1 to 30, 2020	148,944	8.04	—	50,652,742
Total	148,944	$8.04	—	$50,652,742

Purchases of our common shares during the quarterly period ended June 30, 2020 represent common shares reacquired in satisfaction of tax withholding obligations upon vesting of employee restricted equity awards and common shares reacquired from DHSA by means of a privately negotiated repurchase of common shares.

ITEM 6. EXHIBITS

See accompanying Exhibit Index for a list of exhibits filed or furnished with this report.

EXHIBIT INDEX

Exhibit Number	Description
10.1

Letter Agreement dated July 14, 2020 among Dorian LPG Finance LLC, as borrower, the Company, as facility guarantor, certain wholly-owned subsidiaries of the Company as upstream guarantors, ABN AMRO Capital USA LLC, as administrative agent, security agent and lender, and Citibank N.A., London Branch, The Export-Import Bank of Korea, ING Bank N.V., London Branch, Crédit Agricole Corporate and Investment Bank and Skandinaviska Enskilda Banken AB (PUBL), as lenders

10.2

Consent to Effectiveness of New Financial Covenants Effective Date dated July 14, 2020 by ABN AMRO Capital USA LLC, Citibank N.A., London Branch, The Export-Import Bank of Korea, ING Bank N.V., London Branch, Crédit Agricole Corporate and Investment Bank and Skandinaviska Enskilda Banken AB (PUBL), as lenders, addressed to Citibank N.A., London Branch, as ECA Agent, and ABN AMRO Capital USA LLC, as administrative agent

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Schema Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Schema Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Schema Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Schema Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101)
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

Dorian LPG Ltd.
(Registrant)

Date: August 3, 2020	/s/ John C. Hadjipateras
John C. Hadjipateras
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2020	/s/ Theodore B. Young
Theodore B. Young
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)