Form 10-Q
period 2020-12-31
DORIAN LPG LTD.
filed 2021-02-02
CIK 1596993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

As of January 29, 2021, there were 49,886,990 shares of the registrant’s common stock outstanding.

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

These risks include the risks that are identified in the “Risk Factors” section of this quarterly report and of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020, and also include, among others, risks associated with the following:

●	our future operating or financial results;

●	our acquisitions, business strategy, including our chartering strategy, and expected capital spending or operating expenses;

●	shipping trends, including changes in charter rates applicable to scrubber equipped and non-scrubber equipped vessels, scrapping rates and vessel and other asset values;

●	factors affecting supply of and demand for liquefied petroleum gas, or LPG, shipping;

●	changes in trading patterns that impact tonnage requirements;

●	compliance with new and existing changes in rules and regulations applicable to the LPG shipping industry, including, without limitation, legislation adopted by international organizations such as the International Maritime Organization and the European Union or by individual countries and the impact and costs of our compliance with such rules and regulations;

●	the timing, cost and prospects of purchasing, installing and operating exhaust gas cleaning systems (commonly referred to as “scrubbers”) to reduce sulfur emissions on certain of our vessels;

●	charterers’ increasing emphasis on environmental and safety concerns;

●	general economic conditions and specific economic conditions in the oil and natural gas industry and the countries and regions where LPG is produced and consumed;

●	potential turmoil in the global financial markets;

●	the supply of and demand for LPG, which is affected by the production levels and price of oil, refined petroleum products and natural gas, including production from U.S. shale fields;

●	changes in demand resulting from changes in the Organization of the Petroleum Exporting Countries’ (OPEC’s) petroleum production levels and worldwide oil consumption and storage;

●	completion of infrastructure projects to support marine transportation of LPG, including export terminals and pipelines;

●	changes to the supply and demand for LPG vessels as a result of, among other things, oversupply of or limited demand for LPG vessels comparable to ours or higher specification vessels;

●	competition in the LPG shipping industry;

●	our ability to profitably employ our vessels, including vessels participating in the Helios Pool (defined below);

●	our ability to realize the expected benefits from our time chartered-in vessels, including those in the Helios Pool;

●	our continued ability to enter into profitable long-term time charters;

●	future purchase prices of newbuildings and secondhand vessels and timely deliveries of such vessels (if any);

●	our ability to compete successfully for future chartering opportunities and newbuilding opportunities (if any);

●	the failure of our or the Helios Pool’s significant customers to perform their obligations to us or to the Helios Pool;

●	the performance of the Helios Pool;

●	the loss or reduction in business from our or the Helios Pool’s significant customers;

●	the availability of financing and refinancing, as well as our financial condition and liquidity, including our ability to obtain such financing or refinancing in the future to fund capital expenditures, acquisitions and other general corporate purposes, the terms of such financing and our ability to comply with the restrictions and other covenants set forth in our existing and future debt agreements and financing arrangements;

●	our ability to repay or refinance our existing debt and settling of interest rate swaps (if any);

●	our costs, including crew wages, insurance, provisions, repairs and maintenance, general and administrative expenses, dry-docking, and bunker prices, as applicable;

●	our dependence on key personnel;

●	the availability of skilled workers and the related labor costs;

●	developments regarding the technologies relating to oil exploration and the effects of new products and new technology in our industry;

●	operating hazards in the maritime transportation industry, including accidents, political events, public health threats, international hostilities and instability, armed conflict, piracy, attacks on vessels or other petroleum-related infrastructures and acts by terrorists, which may cause potential disruption of shipping routes;

●	the impact of public health threats, pandemics and outbreaks of other highly communicable diseases;

●	the length and severity of the ongoing coronavirus outbreak (COVID-19), including its impact on the demand for commercial seaborne transportation of LPG and the condition of financial markets and the potential knock-on impacts to our global operations;

●	the adequacy of our insurance coverage in the event of a catastrophic event;

●	compliance with and changes to governmental, tax, environmental and safety laws and regulations;

●	changes in energy and environmental policy and changes attendant to trade conflicts and the imposition of tariffs or otherwise on LPG or LPG products resulting from domestic and international political and geopolitical conditions;

●	fluctuations in currencies and interest rates;

●	the impact of the discontinuance of the London Interbank Offered Rate (“LIBOR”) after 2021 on any of the Company’s debt that references LIBOR in the interest rate;

●	compliance with the U.S. Foreign Corrupt Practices Act of 1977, the U.K. Bribery Act 2010, or other applicable regulations relating to bribery;

●	changes in laws, treaties or regulations;

●	the volatility of the price of shares of our common stock (our “common shares”);

●	our incorporation under the laws of the Republic of the Marshall Islands and the different rights to relief that may be available compared to other countries, including the United States;

●	any restrictions on VLGC (as defined below) transportation by the Panama Canal Authority; and

●	other factors detailed in this report, our Annual Report on Form 10-K for the fiscal year ended March 31, 2020, and from time to time in our periodic reports.

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

Dorian LPG Ltd.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dorian LPG Ltd.

Unaudited Condensed Consolidated Balance Sheets

(Expressed in United States Dollars, except for share data)

	As of	As of
	December 31, 2020	March 31, 2020
Assets
Current assets
Cash and cash equivalents	$133,593,851	$48,389,688
Restricted cash—current	—	3,370,178
Short-term investments	—	14,919,384
Trade receivables, net and accrued revenues	432	820,846
Due from related parties	75,999,872	66,847,701
Inventories	2,130,293	1,996,203
Prepaid expenses and other current assets	6,462,837	3,270,755
Total current assets	218,187,285	139,614,755
Fixed assets
Vessels, net	1,393,340,037	1,437,658,833
Other fixed assets, net	113,355	185,613
Total fixed assets	1,393,453,392	1,437,844,446
Other non-current assets
Deferred charges, net	10,084,303	7,336,726
Due from related parties—non-current	23,100,000	23,100,000
Restricted cash—non-current	84,778	35,629,261
Operating lease right-of-use assets	20,031,892	26,861,551
Other non-current assets	101,454	1,573,104
Total assets	$1,665,043,104	$1,671,959,843
Liabilities and shareholders’ equity
Current liabilities
Trade accounts payable	$11,274,403	$13,552,796
Accrued expenses	4,600,415	4,080,952
Due to related parties	253,463	436,850
Deferred income	70,571	2,068,205
Derivative instruments	—	2,605,442
Current portion of long-term operating lease liabilities	9,509,871	9,212,589
Current portion of long-term debt	51,820,283	53,056,125
Total current liabilities	77,529,006	85,012,959
Long-term liabilities
Long-term debt—net of current portion and deferred financing fees	552,103,044	581,919,094
Long-term operating lease liabilities	10,525,174	17,651,939
Derivative instruments	7,805,857	9,152,829
Other long-term liabilities	1,307,164	1,170,824
Total long-term liabilities	571,741,239	609,894,686
Total liabilities	649,270,245	694,907,645
Commitments and contingencies
Shareholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued nor outstanding	—	—
Common stock, $0.01 par value, 450,000,000 shares authorized, 59,465,124 and 59,083,290 shares issued, 49,886,990 and 50,827,952 shares outstanding (net of treasury stock), as of December 31, 2020 and March 31, 2020, respectively	594,651	590,833
Additional paid-in-capital	869,673,244	866,809,371
Treasury stock, at cost; 9,578,134 and 8,255,338 shares as of December 31, 2020 and March 31, 2020, respectively	(99,862,114)	(87,183,865)
Retained earnings	245,367,078	196,835,859
Total shareholders’ equity	1,015,772,859	977,052,198
Total liabilities and shareholders’ equity	$1,665,043,104	$1,671,959,843

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Dorian LPG Ltd.

Unaudited Condensed Consolidated Statements of Operations

(Expressed in United States Dollars)

	Three months ended		Nine months ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Revenues
Net pool revenues—related party	$82,659,967	$77,470,478	$199,312,944	$208,507,192
Time charter revenues	4,665,664	7,859,035	13,928,732	29,112,464
Other revenues, net	1,153,393	108,293	3,112,949	608,571
Total revenues	88,479,024	85,437,806	216,354,625	238,228,227
Expenses
Voyage expenses	752,404	1,178,702	2,426,518	2,372,839
Charter hire expenses	4,392,132	2,071,206	13,626,580	6,181,206
Vessel operating expenses	19,202,291	19,131,124	58,027,558	52,644,762
Depreciation and amortization	17,253,447	16,710,403	51,346,574	49,450,242
General and administrative expenses	5,548,526	5,037,783	22,764,312	17,669,024
Total expenses	47,148,800	44,129,218	148,191,542	128,318,073
Other income—related parties	545,311	450,169	1,646,014	1,387,536
Operating income	41,875,535	41,758,757	69,809,097	111,297,690
Other income/(expenses)
Interest and finance costs	(6,087,193)	(8,778,905)	(21,839,573)	(27,779,560)
Interest income	53,197	394,876	269,381	1,101,831
Unrealized gain/(loss) on derivatives	479,534	1,446,395	3,952,414	(5,291,504)
Realized gain/(loss) on derivatives	(760,991)	449,276	(3,696,915)	2,191,417
Other gain/(loss), net	265,182	358,513	36,815	895,993
Total other income/(expenses), net	(6,050,271)	(6,129,845)	(21,277,878)	(28,881,823)
Net income	$35,825,264	$35,628,912	$48,531,219	$82,415,867

Weighted average shares outstanding:
Basic	50,255,908	53,944,991	50,511,473	54,380,855
Diluted	50,368,392	54,176,748	50,605,985	54,615,843

Earnings per common share—basic	$0.71	$0.66	$0.96	$1.52
Earnings per common share—diluted	$0.71	$0.66	$0.96	$1.51

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Dorian LPG Ltd.

Unaudited Condensed Consolidated Statements of Shareholders’ Equity

(Expressed in United States Dollars, except for number of shares)

	Number of			Additional
	common	Common	Treasury	paid-in	Retained
	shares	stock	stock	capital	Earnings	Total
Balance, April 1, 2019	58,882,515	$588,826	$(36,484,561)	$863,583,692	$84,994,601	912,682,558
Net income for the period	—	—	—	—	6,075,059	6,075,059
Restricted share award issuances	7,750	78	—	(78)	—	—
Stock-based compensation	—	—	—	1,305,827	—	1,305,827
Purchase of treasury stock	—	—	(983,582)	—	—	(983,582)
Balance, June 30, 2019	58,890,265	588,904	(37,468,143)	864,889,441	91,069,660	919,079,862
Net income for the period	—	—	—	—	40,711,896	40,711,896
Restricted share award issuances	183,220	1,832	—	(1,832)	—	—
Stock-based compensation	—	—	—	890,700	—	890,700
Purchase of treasury stock	—	—	(6,310,514)	—	—	(6,310,514)
Balance, September 30, 2019	59,073,485	$590,736	$(43,778,657)	$865,778,309	$131,781,556	$954,371,944
Net income for the period	—	—	—	—	35,628,912	35,628,912
Restricted share award issuances	4,745	47	—	(47)	—	—
Stock-based compensation	—	—	—	651,506	—	651,506
Purchase of treasury stock	—	—	(8,627,586)	—	—	(8,627,586)
Balance, December 31, 2019	59,078,230	$590,783	$(52,406,243)	$866,429,768	$167,410,468	$982,024,776

	Number of			Additional
	common	Common	Treasury	paid-in	Retained
	shares	stock	stock	capital	Earnings	Total
Balance, April 1, 2020	59,083,290	$590,833	$(87,183,865)	$866,809,371	$196,835,859	$977,052,198
Net income for the period	—	—	—	—	12,168,005	12,168,005
Restricted share award issuances	351,629	3,516	—	(3,516)	—	—
Stock-based compensation	—	—	—	1,930,902	—	1,930,902
Purchase of treasury stock	—	—	(1,198,214)	—	—	(1,198,214)
Balance, June 30, 2020	59,434,919	$594,349	$(88,382,079)	$868,736,757	$209,003,864	$989,952,891
Net income for the period	—	—	—	—	537,950	537,950
Restricted share award issuances	15,100	151	—	(151)	—	—
Stock-based compensation	—	—	—	406,721	—	406,721
Purchase of treasury stock	—	—	(1,306,388)	—	—	(1,306,388)
Balance, September 30, 2020	59,450,019	$594,500	$(89,688,467)	$869,143,327	$209,541,814	$989,591,174
Net income for the period	—	—	—	—	35,825,264	35,825,264
Restricted share award issuances	15,105	151	—	(151)	—	—
Stock-based compensation	—	—	—	530,068	—	530,068
Purchase of treasury stock	—	—	(10,173,647)	—	—	(10,173,647)
Balance, December 31, 2020	59,465,124	$594,651	$(99,862,114)	$869,673,244	$245,367,078	$1,015,772,859

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Dorian LPG Ltd.

Unaudited Condensed Consolidated Statements of Cash Flows

(Expressed in United States Dollars)

	Nine months ended
	December 31, 2020	December 31, 2019
Cash flows from operating activities:
Net income	$48,531,219	$82,415,867
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,346,574	49,450,242
Amortization of operating lease right-of-use assets	6,876,606	—
Amortization of financing costs	4,005,265	2,199,487
Unrealized (gain)/loss on derivatives	(3,952,414)	5,291,504
Stock-based compensation expense	2,867,691	2,848,033
Unrealized foreign currency (gain)/loss, net	(236,303)	68,225
Other non-cash items, net	(411,380)	(1,010,948)
Changes in operating assets and liabilities
Trade receivables, net and accrued revenue	820,414	541,623
Prepaid expenses and other current assets	(1,755,118)	(479,382)
Due from related parties	(9,152,171)	(26,880,332)
Inventories	(134,090)	(110,906)
Other non-current assets	1,471,650	(405,342)
Operating lease liabilities—current and long-term	(6,877,479)	—
Trade accounts payable	(37,288)	1,325,869
Accrued expenses and other liabilities	(863,951)	(1,265,635)
Due to related parties	(183,387)	(478,482)
Payments for drydocking costs	(4,720,105)	(3,133,783)
Net cash provided by operating activities	87,595,733	110,376,040
Cash flows from investing activities:
Vessel-related capital expenditures	(9,301,455)	(12,370,273)
Purchase of investment securities	(488,231)	—
Proceeds from sale of investment securities	—	1,503,302
Proceeds from maturity of short-term investments	15,000,000	—
Payments to acquire other fixed assets	(11,566)	(140,323)
Net cash provided by/(used in) investing activities	5,198,748	(11,007,294)
Cash flows from financing activities:
Proceeds from long-term debt borrowings	55,378,172	—
Repayment of long-term debt borrowings	(86,463,325)	(47,976,310)
Purchase of treasury stock	(11,659,822)	(15,813,246)
Financing costs paid	(3,997,015)	(40,547)
Net cash used in financing activities	(46,741,990)	(63,830,103)
Effects of exchange rates on cash and cash equivalents	237,011	(69,689)
Net increase in cash, cash equivalents, and restricted cash	46,289,502	35,468,954
Cash, cash equivalents, and restricted cash at the beginning of the period	87,389,127	66,472,646
Cash, cash equivalents, and restricted cash at the end of the period	$133,678,629	$101,941,600

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Dorian LPG Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

(Expressed in United States Dollars)

1. Basis of Presentation and General Information

Dorian LPG Ltd. (“Dorian”) was incorporated on July 1, 2013 under the laws of the Republic of the Marshall Islands, is headquartered in the United States and is engaged in the transportation of liquefied petroleum gas (“LPG”) worldwide. Specifically, Dorian and its subsidiaries (together “we”, “us”, “our”, or the “Company”) are focused on owning and operating very large gas carriers (“VLGCs”), each with a cargo carrying capacity of greater than 80,000 cbm, in the LPG shipping industry. As of December 31, 2020, our fleet consists of twenty-four VLGCs, including nineteen fuel-efficient 84,000 cbm ECO-design VLGCs (“ECO-VLGCs”), three 82,000 cbm VLGCs and two time chartered-in VLGCs. As of December 31, 2020, ten of our ECO-VLGCs are equipped with exhaust gas cleaning systems (commonly referred to as “scrubbers”) to reduce sulfur emissions. We have commitments related to scrubbers on an additional two of our VLGCs. We provide in-house commercial management services for all of our vessels, including our vessels deployed in the Helios Pool (defined below), which may also receive commercial management services from Phoenix (defined below). Excluding our time chartered-in vessels, we provide in-house technical management services for all of our vessels, including our vessels deployed in the Helios Pool (defined below).

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

Our subsidiaries as of December 31, 2020, which are all wholly-owned and are incorporated in the Republic of the Marshall Islands (unless otherwise noted), are listed below.

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

COVID-19

The outbreak of COVID-19, which originated in China in December 2019 and subsequently spread to most nations of the world, has resulted in the implementation of numerous actions taken by governments and governmental agencies in an attempt to mitigate the spread of the virus. These measures have resulted in a significant reduction in global economic activity and extreme volatility in the global financial markets. The reduction of economic activity has significantly reduced the global demand for oil, refined petroleum products (most notably aviation fuel) and LPG. We expect that the impact of the COVID-19 virus and the uncertainty in the supply and demand for fossil fuels, including LPG, will continue to cause volatility in the commodity markets. We have experienced and may continue to experience additional costs to effect crew changes. Although to date there has not been any significant effect on our operating activities due to COVID-19, other than an approximately 60-day delay associated with the drydocking of one of our vessels in China that left drydock in April 2020, the extent to which COVID-19 will impact our results of operation and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including among others, new information which may emerge concerning the severity of the virus and the actions to contain or treat its impact or any resurgence or mutation of the virus, the availability of vaccines and their global deployment, the development of effective treatments, the imposition of effective public safety and other protective measures and the public’s response to such measures. There continues to be a high level of uncertainty relating to how the pandemic will evolve, how governments and consumers will react and progress on the approval and distribution of vaccines. An estimate of the impact cannot therefore be made at this time.

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

Dorian LPG (USA) LLC and its subsidiaries entered into an agreement with DHSA, retroactive to July 2014 and superseding an agreement between Dorian LPG (UK) Ltd. and DHSA, for the provision by Dorian LPG (USA) LLC and its subsidiaries of certain chartering and marine operation services to DHSA, for which income was earned and included in “Other income-related parties” totaling less than $0.1 million for both the three months ended December 31, 2020 and 2019 and $0.1 million for both the nine months ended December 31, 2020 and 2019.

As of December 31, 2020, $1.1 million was due from DHSA and included in “Due from related parties” in the unaudited interim condensed consolidated balance sheets. As of March 31, 2020, $1.3 million was due from DHSA and included in “Due from related parties” in the audited consolidated balance sheets.

Helios LPG Pool LLC

On April 1, 2015, Dorian and Phoenix began operations of the Helios Pool, which entered into pool participation agreements for the purpose of establishing and operating, as charterer, under variable rate time charters to be entered into with owners or disponent owners of VLGCs, a commercial pool of VLGCs whereby revenues and expenses are shared. We hold a 50% interest in the Helios Pool as a joint venture with Phoenix and all significant rights and obligations are equally shared by both parties. All profits of the Helios Pool are distributed to the pool participants based on pool points assigned to each vessel as variable charter hire and, as a result, there are no profits available to the equity investors as a share of equity. We have determined that the Helios Pool is a variable interest entity as it does not have sufficient equity at risk. We do not consolidate the Helios Pool because we are not the primary beneficiary and do not have a controlling financial interest. In consideration of Accounting Standards Codification (“ASC”) 810-10-50-4e, the significant factors considered and judgments made in determining that the power to direct the activities of the Helios Pool that most significantly impact the entity’s economic performance are shared, in that all significant performance activities which relate to approval of pool policies and strategies related to pool customers and the marketing of the pool for the procurement of customers for the pool vessels, addition of new pool vessels and the pool cost management, require unanimous board consent from a board consisting of two members from each joint venture investor. Further, in accordance with the guidance in ASC 810-10-25-38D, the Company and Phoenix are not related parties as defined in ASC 850 nor are they de facto agents pursuant to ASC 810-10, the power over the significant activities of the Helios Pool is shared, and no party is the primary beneficiary in the Helios Pool, or has a controlling financial interest. As of December 31, 2020, the Helios Pool operated thirty-three VLGCs, including twenty-two vessels from our fleet (including two vessels time chartered-in from an unrelated party), three Phoenix vessels, five from other participants, and three time chartered-in vessels.

As of December 31, 2020, we had net receivables from the Helios Pool of $97.6 million (net of an amount due to Helios Pool of $0.2 million which is reflected under “Due to related Parties”), including $24.2 million of working capital contributed for the operation of our vessels in the pool (of which $1.1 million is classified as current). As of March 31, 2020, we had net receivables from the Helios Pool of $88.1 million (net of an amount due to Helios Pool of $0.4 million which is reflected under “Due to related Parties”), including $24.2 million of working capital contributed for the operation of our vessels in the pool (of which $1.1 million is classified as current). Our maximum exposure to losses from the pool as of December 31, 2020 is limited to the receivables from the pool. The Helios Pool does not have any third-party debt obligations. The Helios Pool has entered into commercial management agreements with each of Dorian LPG (UK) Ltd. and Phoenix as commercial managers and has appointed both commercial managers as the exclusive commercial managers of pool vessels. Fees for commercial management services provided by Dorian LPG (UK) Ltd. are included in “Other income-related parties” in the unaudited interim condensed consolidated statement of operations and were $0.5 million and $0.4 million for the three months ended December 31, 2020 and 2019, respectively, and $1.5 million and $1.2 million for the nine months ended December 31, 2020 and 2019, respectively. Additionally, we receive a fixed reimbursement of expenses such as costs for security guards and war risk insurance for vessels operating in high risk areas from the Helios Pool, for which we earned $0.9 million and $0.4 million for the three months ended December 31, 2020, and 2019, respectively, and $2.9 million and $0.9 million for the nine months ended  December 31, 2020, and 2019, respectively, and are included in “Other revenues, net” in the unaudited interim condensed consolidated statements of operations.

Through our vessel owning subsidiaries, we have chartered vessels to the Helios Pool during the nine months ended December 31, 2020 and 2019. The time charter revenue from the Helios Pool is variable depending upon the net results of the pool, operating days and pool points for each vessel. The Helios Pool enters into voyage and time charters with external parties and receives freight and related revenue and, where applicable, incurs voyage costs such as bunkers, port costs and commissions. At the end of each month, the Helios Pool calculates net pool revenues using gross revenues, less voyage expenses of all pool vessels, less fixed time charter hire for any chartered-in vessels, less the general and administrative expenses of the pool as variable rate time charter hire for the relevant vessel to participants based on pool points (vessel attributes such as cargo carrying capacity, scrubber-equipped, fuel consumption, and speed are taken into consideration) and number of days the vessel participated in the pool in the period. Net pool revenues, less any amounts required for working capital of the Helios Pool, are distributed, to the extent they have been collected from third-party customers of the Helios Pool. We recognize net pool revenues on a monthly basis, when each relevant vessel has participated in the pool during the period and the amount of net pool revenues for the month can be estimated reliably. Revenue earned from the Helios Pool is presented in Note 10.

4. Deferred Charges, Net

The analysis and movement of deferred charges is presented in the table below:

Drydocking
costs
Balance, April 1, 2020	$7,336,726
Additions	4,312,240
Amortization	(1,564,663)
Balance, December 31, 2020	$10,084,303

5. Vessels, Net

		Accumulated
	Cost	depreciation	Net book Value
Balance, April 1, 2020	$1,757,285,233	$(319,626,400)	$1,437,658,833
Other additions	5,382,833	—	5,382,833
Depreciation	—	(49,701,629)	(49,701,629)
Balance, December 31, 2020	$1,762,668,066	$(369,328,029)	$1,393,340,037

Additions to vessels, net mainly consisted of scrubber purchase and installation costs and other capital improvements for certain of our VLGCs during the nine months ended December 31, 2020. Certain of our vessels, with a total carrying value of $1,350.1 million and $1,437.7 million as of December 31, 2020 and March 31, 2020, respectively, are first-priority mortgaged as collateral for our long-term debt (refer to Note 6 below). No impairment loss was recorded for the periods presented.

6. Long-term Debt

2015 AR Facility

Refer to Note 9 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2020 for information on our $758 million debt financing facility that we entered into in March 2015 with a group of banks and financial institutions (the “2015 Facility”).

Refinancing of the Commercial Tranche of the 2015 Facility

On April 29, 2020, we amended and restated the 2015 Facility (the “2015 AR Facility”), to among other things, refinance the commercial tranche from the 2015 Facility (the “Original Commercial Tranche”). Pursuant to the 2015 AR Facility, certain new facilities (the “New Facilities”) were made available to us, including (i) a new senior secured term loan facility in an aggregate principal amount of $155.8 million, a portion of which was used to prepay in full the outstanding principal amount under the Original Commercial Tranche and the balance for general corporate purposes and (ii) a new senior secured revolving credit facility in an aggregate principal amount of up to $25.0 million, which we intend to use for general corporate purposes. The 2015 AR Facility subjects us to substantially similar covenants and restrictions as those imposed pursuant to the 2015 Facility. On July 14, 2020 (with retroactive effect to June 30, 2020), we amended the 2015 AR Facility and received approvals from those lenders constituting the “Required Lenders” under the 2015 AR Facility, as applicable, to modify certain financial and security covenants to reflect the Company’s current financial condition. Most notably, the following changes to financial covenants and security value ratio are now in effect:

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

We were in compliance with all financial covenants as of December 31, 2020.

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

Debt Obligations

The table below presents our debt obligations:

	December 31, 2020	March 31, 2020
2015 AR Facility
Commercial Financing	$155,355,698	$163,385,998
KEXIM Direct Financing	93,017,799	110,716,127
KEXIM Guaranteed	97,502,342	115,385,072
K-sure Insured	48,113,783	57,098,924
Total 2015 AR Facility	$393,989,622	$446,586,121

Japanese Financings
Corsair Japanese Financing	$41,708,333	$44,145,833
Concorde Japanese Financing	46,307,692	48,730,769
Corvette Japanese Financing	46,846,154	49,269,231
CJNP Japanese Financing	—	19,058,750
CMNL Japanese Financing	17,049,256	18,076,488
CNML Japanese Financing	19,206,994	20,261,012
Cresques Japanese Financing	49,935,000	—
Total Japanese Financings	$221,053,429	$199,542,083

Total debt obligations	$615,043,051	$646,128,204
Less: deferred financing fees	11,119,724	11,152,985
Debt obligations—net of deferred financing fees	$603,923,327	$634,975,219

Presented as follows:
Current portion of long-term debt	$51,820,283	$53,056,125
Long-term debt—net of current portion and deferred financing fees	552,103,044	581,919,094
Total	$603,923,327	$634,975,219

Deferred Financing Fees

The analysis and movement of deferred financing fees is presented in the table below:

Financing
costs
Balance, April 1, 2020	$11,152,985
Additions	3,972,004
Amortization	(4,005,265)
Balance, December 31, 2020	$11,119,724

7. Leases

Time charter-in contracts

During the nine months ended December 31, 2020, we time chartered-in a VLGC with a duration of 12 months with no option periods. Therefore, this operating lease was excluded from operating lease right-of-use asset and lease liability recognition on our consolidated balance sheets. As of December 31, 2020, right-of-use assets and lease liabilities of $19.3 million were recognized on our balance sheets related to one VLGC that we had previously time chartered-in for a period of greater than 12 months. Our time chartered-in VLGCs were deployed in the Helios Pool and earned net pool revenues of $8.7 million and $4.5 million for the three months ended December 31, 2020 and 2019, respectively and $20.2 million and $11.3 million for the nine months ended December 31, 2020 and 2019, respectively.

Charter hire expenses for the VLGCs time chartered in were as follows:

	Three months ended		Nine months ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Charter hire expenses	$4,392,132	$2,071,206	$13,626,580	$6,181,206

Office leases

We currently have operating leases for our offices in Stamford, Connecticut, USA; London, United Kingdom; Copenhagen, Denmark; and Athens, Greece, which we determined to be operating leases and record the lease expense as part of general and administrative expenses in our consolidated statements of operations. During the nine months ended December 31, 2020, we did not enter into any new office lease contracts.

Operating lease rent expense related to our office leases was as follows:

	Three months ended		Nine months ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Operating lease rent expense	$139,568	$141,395	$401,435	$391,411

For our office leases and time charter-in arrangement, the discount rate used ranged from 3.82% to 5.53%. The weighted average discount rate used to calculate the lease liability was 3.88%. The weighted average remaining lease term of our office leases and time chartered-in vessels as of December 31, 2020 is 24.9 months.

Our operating lease right-of-use asset and lease liabilities as of December 31, 2020 were as follows:

Description	Location on Balance Sheet	December 31, 2020
Assets:
Non-current
Office leases	Operating lease right-of-use assets	$750,828
Time charter-in VLGCs	Operating lease right-of-use assets	$19,281,064

Liabilities:
Current
Office Leases	Current portion of long-term operating leases	$442,793
Time charter-in VLGCs	Current portion of long-term operating leases	$9,067,078

Long-term
Office Leases	Long-term operating leases	$311,188
Time charter-in VLGCs	Long-term operating leases	$10,213,986

Maturities of operating lease liabilities as of December 31, 2020 were as follows:

Remainder of FY 2021	$2,528,880
FY 2022	10,119,928
FY 2023	8,231,604
Total undiscounted lease payments	20,880,412
Less: imputed interest	(845,367)
Carrying value of lease liabilities	$20,035,045

8. Stock Repurchase Program

On August 5, 2019, our Board of Directors authorized the repurchase of up to $50 million of our common shares through the period ended December 31, 2020 (the “Common Share Repurchase Program”). On February 3, 2020, our Board of Directors authorized an increase to our Common Share Repurchase Program to repurchase up to an additional $50 million of our common shares. On December 29, 2020, our Board of Directors authorized an extension of and an increase to the remaining authorization of $41.4 million under our Common Share Repurchase Program, which was set to expire on December 31, 2020. Following this Board action, we are now authorized to repurchase up to $50.0 million of our common shares from December 29, 2020 through December 31, 2021. As of December 31, 2020, our total purchases under this authority totaled 5.5 million of our common shares for an aggregate consideration of $60.7 million. Following the increase and extension of the program, we currently have $47.9 million of available share repurchase authority remaining. Purchases may be made at our discretion in the form of open market repurchase programs, privately negotiated transactions, accelerated share repurchase programs or a combination of these methods. The actual amount and timing of share repurchases are subject to capital availability, our determination that share repurchases are in the best interest of our shareholders, and market conditions. We are not obligated to make any common share repurchases under the Common Share Repurchase Program.

9. Stock-Based Compensation Plans

Our stock-based compensation expense is included within general and administrative expenses in the unaudited interim condensed consolidated statements of operations and was $0.5 million and $0.7 million for the three months ended December 31, 2020 and 2019, respectively, and $2.9 million and $2.8 million for the nine months ended  December 31, 2020 and 2019, respectively. Unrecognized compensation cost was $2.3 million as of December 31, 2020 and will be recognized over a remaining weighted average life of 2.03 years. For more information on our equity incentive plan, refer to Note 12 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2020. During the three months ended December 31, 2020, upon the recommendation of our compensation committee, our Board of Directors amended the form of our director compensation. Following the Board action, the compensation of our non-executive directors is now paid 100% in the form of equity share awards.

In June, September, and December 2020, we granted 7,575, 7,600, and 15,105 shares of stock, respectively, to our non-executive directors, which were valued and expensed at their grant date fair market value.

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

A summary of the activity of restricted shares and units awarded under our equity incentive plan as of December 31, 2020 and changes during the nine months ended December 31, 2020, is as follows:

		Weighted-Average
		Grant-Date
Incentive Share/Unit Awards	Number of Shares/Units	Fair Value
Unvested as of April 1, 2020	317,048	$8.08
Granted	430,784	8.21
Vested	(389,511)	8.09
Forfeited	(150)	8.36
Unvested as of December 31, 2020	358,171	$8.23

10. Revenues

Revenues comprise the following:

	Three months ended		Nine months ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Net pool revenues—related party	$82,659,967	$77,470,478	$199,312,944	$208,507,192
Time charter revenues	4,665,664	7,859,035	13,928,732	29,112,464
Other revenues, net	1,153,393	108,293	3,112,949	608,571
Total revenues	$88,479,024	$85,437,806	$216,354,625	$238,228,227

Net pool revenues—related party depend upon the net results of the Helios Pool, and the operating days and pool points for each vessel. Refer to Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2020.

Other revenues, net represent income from charterers relating to reimbursement of voyage expenses, such as costs for war risk insurance and security guards.

11.  Financial Instruments and Fair Value Disclosures

Our principal financial assets consist of cash and cash equivalents, restricted cash, amounts due from related parties, securities, and trade accounts receivable. Our principal financial liabilities consist of long-term debt, accounts payable, amounts due to related parties, accrued liabilities, and derivative instruments.

(a)	Concentration of credit risk: Financial instruments, which may subject us to significant concentrations of credit risk, consist principally of amounts due from our charterers, including the receivables from Helios Pool, cash and cash equivalents, and restricted cash. We limit our credit risk with amounts due from our charterers, including those through the Helios Pool, by performing ongoing credit evaluations of our charterers’ financial condition and generally do not require collateral from our charterers. We limit our credit risk with our cash and cash equivalents and restricted cash by placing it with highly-rated financial institutions.

(b)	Interest rate risk: Our long-term bank loans are based on the London Interbank Offered Rate (“LIBOR”) and hence we are exposed to movements thereto. We entered into interest rate swap agreements in order to hedge a majority of our variable interest rate exposure related to our 2015 AR Facility. Refer to Note 19 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2020 for information on our interest rate swap agreements related to the 2015 AR Facility.

(c)	Fair value measurements: Interest rate swaps are stated at fair value, which is determined using a discounted cash flow approach based on market‑based LIBOR swap yield rates. LIBOR swap rates are observable at commonly quoted intervals for the full terms of the swaps and, therefore, are considered Level 2 items in accordance with the fair value hierarchy. The fair value of the interest rate swap agreements approximates the amount that we would have to pay or receive for the early termination of the agreements.

In May 2020, our interest rate swap with the Commonwealth Bank of Australia was novated to ABN AMRO Capital USA LLC with an increase in the fixed rate from 1.4275% to 1.4675%.

In October 2020 (with retroactive effect to September 28, 2020), we amended our $200 million non-amortizing interest rate swap with Citibank N.A. Key provisions of the amendment include:

●	Reduction in fixed interest rate from 1.933% to 1.0908%;
●	Extension of swap maturity from March 2022 to March 2025; and
●	Amortization of notional principal amount from $200 million beginning in March 2021 to $95.2 million through the period ending March 2025.

In November 2020 (with retroactive effect to September 28, 2020), we amended our $50 million non-amortizing interest rate swap with ING Bank N.V. Key provisions of the amendment include:

●	Reduction in fixed interest rate from 2.002% to 1.145%;
●	Extension of swap maturity from March 2022 to March 2025; and
●	Amortization of notional principal amount from $50 million beginning in March 2022 to $23.8 million through the period ending March 2025.

Additionally, we have taken positions in freight forward agreements (“FFAs”) as economic hedges to reduce the risk related to vessels trading in the spot market, including vessels operating in the Helios Pool, and to take advantage of fluctuations in spot market rates. Customary requirements for trading FFAs include the maintenance of initial and variation margins based on expected volatility, open position and mark-to-market of the contracts. FFAs are recorded as assets/liabilities until they are settled. Changes in fair value prior to settlement are recorded in unrealized gain/(loss) on derivatives. Upon settlement, if the contracted charter rate is less than the average of the rates for the specified route and time period, as reported by an identified index, the seller of the FFA is required to pay the buyer the settlement sum, being an amount equal to the difference between the contracted rate and the settlement rate, multiplied by the number of days in the specified period covered by the FFA. Conversely, if the contracted rate is greater than the settlement rate, the buyer is required to pay the seller the settlement sum. Settlement of FFAs are recorded in realized gain/(loss) on derivatives. FFAs are considered Level 2 items in accordance with the fair value hierarchy. We had no outstanding FFAs as of December 31, 2020.

The following table summarizes the location on the balance sheet of the financial assets and liabilities that are carried at fair value on a recurring basis, which comprise our financial derivatives, all of which are considered Level 2 items in accordance with the fair value hierarchy:

	December 31, 2020		March 31, 2020
	Current assets	Current liabilities	Current assets	Current liabilities
Derivatives not designated as hedging instruments	Derivative instruments	Derivative instruments	Derivative instruments	Derivative instruments
Forward freight agreements	$—	$—	$—	$2,605,442

	December 31, 2020		March 31, 2020
	Other non-current assets	Long-term liabilities	Other non-current assets	Long-term liabilities
Derivatives not designated as hedging instruments	Derivative instruments	Derivative instruments	Derivative instruments	Derivative instruments
Interest rate swap agreements	$—	$7,805,857	$—	$9,152,829

The effect of derivative instruments within the unaudited interim condensed consolidated statements of operations for the periods presented is as follows:

		Three months ended
Derivatives not designated as hedging instruments	Location of gain/(loss) recognized	December 31, 2020	December 31, 2019
Forward freight agreements—change in fair value	Unrealized gain/(loss) on derivatives	$136,632	$645,000
Interest rate swaps—change in fair value	Unrealized gain/(loss) on derivatives	342,902	801,395
Forward freight agreements—realized gain/(loss)	Realized gain/(loss) on derivatives	153,919	—
Interest rate swaps—realized gain/(loss)	Realized gain/(loss) on derivatives	(914,910)	449,276
Gain/(loss) on derivatives, net		$(281,457)	$1,895,671

		Nine months ended
Derivatives not designated as hedging instruments	Location of gain/(loss) recognized	December 31, 2020	December 31, 2019
Forward freight agreements—change in fair value	Unrealized gain/(loss) on derivatives	$2,605,442	$1,590,000
Interest rate swaps—change in fair value	Unrealized gain/(loss) on derivatives	1,346,972	(6,881,504)
Forward freight agreements—realized gain/(loss)	Realized gain/(loss) on derivatives	(788,670)	—
Interest rate swaps—realized gain/(loss)	Realized gain/(loss) on derivatives	(2,908,245)	2,191,417
Gain/(loss) on derivatives, net		$255,499	$(3,100,087)

As of December 31, 2020 and March 31, 2020, no fair value measurements for assets or liabilities under Level 1 or Level 3 were recognized in the consolidated balance sheets with the exception of cash and cash equivalents, restricted cash, and securities. We did not have any other assets or liabilities measured at fair value on a non-recurring basis during the three and nine months ended December 31, 2020 and 2019.

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

We have long-term bank debt and the Cresques Japanese Financing for which we believe the carrying value approximates their fair values as both instruments bear interest at variable interest rates, being LIBOR, which is observable at commonly quoted intervals for the full terms of the loans, and hence are considered as Level 2 items in accordance with the fair value hierarchy. We also have long-term debt related to the Corsair Japanese Financing, Concorde Japanese Financing, Corvette Japanese Financing, CMNL Japanese Financing, and CNML Japanese Financing (collectively, along with the CJNP Japanese Financing that was repaid in October 2020, the “Japanese Financings”) that incur interest at a fixed-rate with the initial principal amount amortized to the purchase obligation price of each vessel. The Japanese Financings are considered Level 2 items in accordance with the fair value hierarchy and the fair value of each is based on a discounted cash flow analysis using current observable interest rates. The following table summarizes the carrying value and estimated fair value of the Japanese Financings as of:

	December 31, 2020		March 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Corsair Japanese Financing	$41,708,333	$46,093,687	$44,145,833	$48,867,762
Concorde Japanese Financing	46,307,692	51,546,159	48,730,769	54,407,677
Corvette Japanese Financing	46,846,154	52,190,755	49,269,231	55,059,323
CJNP Japanese Financing	—	—	19,058,750	21,006,399
CMNL Japanese Financing	17,049,256	18,962,197	18,076,488	20,238,260
CNML Japanese Financing	19,206,994	21,397,160	20,261,012	22,728,984

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

The calculations of basic and diluted EPS for the periods presented are as follows:

	Three months ended		Nine months ended
(In U.S. dollars except share data)	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Numerator:
Net income	$35,825,264	$35,628,912	$48,531,219	$82,415,867
Denominator:
Basic weighted average number of common shares outstanding	50,255,908	53,944,991	50,511,473	54,380,855
Effect of dilutive restricted stock and restricted stock units	112,484	231,757	94,512	234,988
Diluted weighted average number of common shares outstanding	50,368,392	54,176,748	50,605,985	54,615,843
EPS:
Basic	$0.71	$0.66	$0.96	$1.52
Diluted	$0.71	$0.66	$0.96	$1.51

No shares of unvested restricted stock were excluded from the calculation of diluted EPS for the three and nine months ended December 31, 2020 and 2019.

13.  Commitments and Contingencies

Commitments under Contracts for Scrubbers Purchases

We had contractual commitments to purchase scrubbers to reduce sulfur emissions as of:

December 31, 2020
Less than one year	$1,523,768
Total	$1,523,768

These amounts only reflect firm commitments for scrubber purchases as of December 31, 2020 and exclude costs related to their installation. The timing of these payments is subject to change as installation times are finalized.

Commitments under Contracts for Ballast Water Management Systems Purchases

We had contractual commitments to purchase ballast water management systems as of:

December 31, 2020
Less than one year	$94,820
One to three years	334,180
Total	$429,000

Operating Leases

We had the following commitments as a lessee under operating leases relating to our United States, Greece, United Kingdom, and Denmark offices:

December 31, 2020
Less than one year	$357,432
One to three years	91,318
Total	$448,750

Time Charter-in

We had the following time charter-in commitments relating to VLGCs currently in our fleet:

December 31, 2020
Less than one year	$10,933,000
One to three years	10,439,000
Total	$21,372,000

Fixed Time Charter Contracts

We had the following future minimum fixed time charter hire receipts based on non-cancelable long-term fixed time charter contracts:

December 31, 2020
Less than one year	$20,962,500
One to three years	10,035,000
Total	$30,997,500

Other

From time to time we expect to be subject to legal proceedings and claims in the ordinary course of business, principally personal injury and property casualty claims. Such claims, even if lacking in merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any claim other than that described in Note 14 that is reasonably possible and should be disclosed or probable and for which a provision should be established in the accompanying unaudited interim condensed consolidated financial statements.

14. Subsequent Events

In January 2021, subsequent to the delivery of one of the Company’s VLGCs on time charter, a dispute arose relating to the vessel’s readiness to lift a cargo scheduled by the charterer. The facts of the claim are currently in dispute. The Company cannot provide a reasonable estimate of the outcome at this time.

On February 2, 2021, we announced that we will commence a tender offer to purchase up to 7.4 million shares, or about 14.8%, of our outstanding common stock using funds available from cash and cash equivalents on hand at a price of $13.50 per share.

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

Overview

We are a Marshall Islands corporation headquartered in the United States and primarily focused on owning and operating VLGCs, each with a cargo-carrying capacity of greater than 80,000 cbm, in the LPG shipping industry. Our fleet currently consists of twenty-four VLGC carriers, including nineteen fuel-efficient 84,000 cbm ECO-VLGCs, three 82,000 cbm VLGCs, and two time chartered-in VLGCs. Ten of our ECO-VLGCs are currently equipped with scrubbers to reduce sulfur emissions and we have commitments related to scrubbers on an additional two of our VLGCs as of January 29, 2021.

Dorian’s nineteen ECO-VLGCs, which incorporate fuel efficiency, emission-reducing technologies, and certain custom features, were acquired by us for an aggregate purchase price of $1.4 billion and delivered to us between July 2014 and February 2016, seventeen of which were delivered during calendar year 2015 or later.

On April 1, 2015, Dorian and Phoenix began operations of the Helios Pool, which entered into pool participation agreements for the purpose of establishing and operating, as charterer, under a variable rate time charter to be entered into with owners or disponent owners of VLGCs, a commercial pool of VLGCs whereby revenues and expenses are shared. The vessels entered into the Helios Pool may operate either in the spot market, pursuant to contracts of affreightment, or COAs, or on time charters of two years' duration or less. As of January 29, 2021, twenty-two of our twenty-four VLGCs were employed in the Helios Pool, including our two time chartered-in VLGCs.

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

Recent Developments

On February 2, 2021 we announced that we will commence a tender offer to purchase up to 7.4 million shares, or about 14.8%, of our outstanding common stock using funds available from cash and cash equivalents on hand at a price of $13.50 per share.

Selected Financial Data

The following table presents our selected financial data and other information for the three and nine months ended December 31, 2020 and 2019, and as of December 31, 2020 and March 31, 2020, and should be read in conjunction with our unaudited interim condensed consolidated financial statements and other financial information included in this quarterly report.

(in U.S. dollars, except fleet data)	Three months ended		Nine months ended
Statement of Operations Data	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Revenues	$88,479,024	$85,437,806	$216,354,625	$238,228,227
Expenses
Voyage expenses	752,404	1,178,702	2,426,518	2,372,839
Charter hire expenses	4,392,132	2,071,206	13,626,580	6,181,206
Vessel operating expenses	19,202,291	19,131,124	58,027,558	52,644,762
Depreciation and amortization	17,253,447	16,710,403	51,346,574	49,450,242
General and administrative expenses	5,548,526	5,037,783	22,764,312	17,669,024
Total expenses	47,148,800	44,129,218	148,191,542	128,318,073
Other income—related parties	545,311	450,169	1,646,014	1,387,536
Operating income	41,875,535	41,758,757	69,809,097	111,297,690
Other income/(expenses)
Interest and finance costs	(6,087,193)	(8,778,905)	(21,839,573)	(27,779,560)
Interest income	53,197	394,876	269,381	1,101,831
Unrealized gain/(loss) on derivatives	479,534	1,446,395	3,952,414	(5,291,504)
Realized gain/(loss) on derivatives	(760,991)	449,276	(3,696,915)	2,191,417
Other gain/(loss), net	265,182	358,513	36,815	895,993
Total other income/(expenses), net	(6,050,271)	(6,129,845)	(21,277,878)	(28,881,823)
Net income	$35,825,264	$35,628,912	$48,531,219	$82,415,867
Earnings per common share—basic	$0.71	$0.66	$0.96	$1.52
Earnings per common share—diluted	$0.71	$0.66	$0.96	$1.51
Other Financial Data
Adjusted EBITDA(1)	$60,131,348	$59,874,055	$123,540,888	$165,593,789
Fleet Data
Calendar days(2)	2,024	2,024	6,050	6,050
Time chartered-in days(3)	184	92	560	275
Available days(4)	2,156	1,972	6,414	6,106
Operating days(5)(8)	2,074	1,941	5,898	5,897
Fleet utilization(6)(8)	96.2%	98.4%	92.0%	96.6%
Average Daily Results
Time charter equivalent rate(7)(8)	$42,298	$43,410	$36,271	$39,996
Daily vessel operating expenses(9)	$9,487	$9,452	$9,591	$8,702

(in U.S. dollars)	As of	As of
Balance Sheet Data	December 31, 2020	March 31, 2020
Cash and cash equivalents	$133,593,851	$48,389,688
Restricted cash—current	—	3,370,178
Restricted cash—non-current	84,778	35,629,261
Total assets	1,665,043,104	1,671,959,843
Current portion of long-term debt	51,820,283	53,056,125
Long-term debt—net of current portion and deferred financing fees(10)	552,103,044	581,919,094
Total liabilities	649,270,245	694,907,645
Total shareholders’ equity	$1,015,772,859	$977,052,198
(1)	Adjusted EBITDA is an unaudited non-U.S. GAAP financial measure and represents net income/(loss) before interest and finance costs, unrealized (gain)/loss on derivatives, realized (gain)/loss on interest rate swaps, gain on early extinguishment of debt, stock-based compensation expense, impairment, and depreciation and amortization and is used as a supplemental financial measure by management to assess our financial and operating performance. We believe that adjusted EBITDA assists our management and investors by increasing the comparability of our performance from period to period. This increased comparability is achieved by excluding the potentially disparate effects between periods of derivatives, interest and finance costs, gain on early extinguishment of debt, stock-based compensation expense, impairment, and depreciation and amortization expense, which items are affected by various and possibly changing financing methods, capital structure and historical cost basis and which items may significantly affect net income/(loss) between periods. We believe that including adjusted EBITDA as a financial and operating measure benefits investors in selecting between investing in us and other investment alternatives.

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

The following table sets forth a reconciliation of net income to Adjusted EBITDA (unaudited) for the periods presented:

	Three months ended		Nine months ended
(in U.S. dollars)	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Net income	$35,825,264	$35,628,912	$48,531,219	$82,415,867
Interest and finance costs	6,087,193	8,778,905	21,839,573	27,779,560
Unrealized (gain)/loss on derivatives	(479,534)	(1,446,395)	(3,952,414)	5,291,504
Realized (gain)/loss on interest rate swaps	914,910	(449,276)	2,908,245	(2,191,417)
Stock-based compensation expense	530,068	651,506	2,867,691	2,848,033
Depreciation and amortization	17,253,447	16,710,403	51,346,574	49,450,242
Adjusted EBITDA	$60,131,348	$59,874,055	$123,540,888	$165,593,789

(2)	We define calendar days as the total number of days in a period during which each vessel in our fleet was owned or operated pursuant to a bareboat charter. Calendar days are an indicator of the size of the fleet over a period and affect both the amount of revenues and the amount of expenses that are recorded during that period.

(3)	We define time chartered-in days as the aggregate number of days in a period during which we time chartered-in vessels from third parties.

(4)	We define available days as the sum of calendar days and time chartered-in days (collectively representing our commercially-managed vessels) less aggregate off hire days associated with scheduled maintenance, which include major repairs, drydockings, vessel upgrades or special or intermediate surveys. We use available days to measure the aggregate number of days in a period that our vessels should be capable of generating revenues.

(5)	We define operating days as available days less the aggregate number of days that the commercially-managed vessels in our fleet are off‑hire for any reason other than scheduled maintenance (e.g., repositioning following drydocking, commercial waiting, etc.). We use operating days to measure the number of days in a period that our operating vessels are on hire (refer to 8 below).

(6)	We calculate fleet utilization by dividing the number of operating days during a period by the number of available days during that period. An increase in non-scheduled off-hire days would reduce our operating days, and, therefore, our fleet utilization. We use fleet utilization to measure our ability to efficiently find suitable employment for our vessels.

(7)	Time charter equivalent rate, or TCE rate, is a non-U.S. GAAP measure of the average daily revenue performance of a vessel. TCE rate is a shipping industry performance measure used primarily to compare period‑to‑period changes in a shipping company’s performance despite changes in the mix of charter types (such as time charters, voyage charters) under which the vessels may be employed between the periods. Our method of calculating TCE rate is to divide revenue net of voyage expenses by operating days for the relevant time period, which may not be calculated the same by other companies. Note that our calculation of TCE includes our portion of the net profit of the Helios Pool, which may also cause our calculation to differ from that of companies which do not account for pooling arrangements as we do.

The following table sets forth a reconciliation of revenues to TCE rate (unaudited) for the periods presented:

(in U.S. dollars, except operating days)	Three months ended		Nine months ended
Numerator:	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Revenues	$88,479,024	$85,437,806	$216,354,625	$238,228,227
Voyage expenses	(752,404)	(1,178,702)	(2,426,518)	(2,372,839)
Time charter equivalent	$87,726,620	$84,259,104	$213,928,107	$235,855,388

Pool adjustment*	4,103,829	—	5,688,941	—
Time charter equivalent excluding pool adjustment*	$91,830,449	$84,259,104	$219,617,048	$235,855,388

Denominator:
Operating days	2,074	1,941	5,898	5,897
TCE rate:
Time charter equivalent rate	$42,298	$43,410	$36,271	$39,996
TCE rate excluding pool adjustment*	$44,277	$43,410	$37,236	$39,996

*  Adjusted for the effect of a reallocation of pool profits in accordance with the pool participation agreements due to adjustments related to speed and consumption performance of the vessels operating in the Helios Pool.

(8)	We determine operating days for each vessel based on the underlying vessel employment, including our vessels in the Helios Pool, or the Company Methodology. If we were to calculate operating days for each vessel within the Helios Pool as a variable rate time charter, or the Alternate Methodology, our operating days and fleet utilization would be increased with a corresponding reduction to our TCE rate. Operating data using both methodologies is as follows:

	Three months ended		Nine months ended
Company Methodology:	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Operating Days	2,074	1,941	5,898	5,897
Fleet Utilization	96.2%	98.4%	92.0%	96.6%
Time charter equivalent rate	$42,298	$43,410	$36,271	$39,996

Alternate Methodology:
Operating Days	2,156	1,972	6,414	6,106
Fleet Utilization	100.0%	100.0%	100.0%	100.0%
Time charter equivalent rate	$40,690	$42,728	$33,353	$38,627

We believe that the Company Methodology using the underlying vessel employment provides more meaningful insight into market conditions and the performance of our vessels.

(9)	Daily vessel operating expenses are calculated by dividing vessel operating expenses by calendar days for the relevant time period.

(10)	Long-term debt is net of deferred financing fees of $11.1 million and $11.2 million as of December 31, 2020 and March 31, 2020, respectively.

Our Fleet

The following table sets forth certain information regarding our fleet as of January 29, 2021.

	Capacity			ECO	Scrubber		Charter
	(Cbm)	Shipyard	Year Built	Vessel(1)	Equipped	Employment	Expiration(2)
Dorian VLGCs
Captain Markos NL(3)	82,000	Hyundai	2006	—	—	Pool(4)	—
Captain John NP	82,000	Hyundai	2007	—	—	Pool-TCO(5)	Q1 2022
Captain Nicholas ML(3)	82,000	Hyundai	2008	—	—	Pool-TCO(5)	Q1 2022
Comet	84,000	Hyundai	2014	X	X	Pool(4)	—
Corsair(3)	84,000	Hyundai	2014	X	X	Time Charter(6)	Q4 2022
Corvette(3)	84,000	Hyundai	2015	X	X	Pool(4)	—
Cougar	84,000	Hyundai	2015	X	—	Pool-TCO(5)	Q1 2021
Concorde(3)	84,000	Hyundai	2015	X	X	Time Charter(7)	Q1 2022
Cobra	84,000	Hyundai	2015	X	—	Pool-TCO(5)	Q1 2021
Continental	84,000	Hyundai	2015	X	—	Pool(4)	—
Constitution	84,000	Hyundai	2015	X	X	Pool(4)	—
Commodore	84,000	Hyundai	2015	X	—	Pool-TCO(5)	Q1 2023
Cresques(3)	84,000	Daewoo	2015	X	X	Pool(4)	—
Constellation	84,000	Hyundai	2015	X	X	Pool(4)	—
Cheyenne	84,000	Hyundai	2015	X	X	Pool(4)	—
Clermont	84,000	Hyundai	2015	X	—	Pool(4)	—
Cratis	84,000	Daewoo	2015	X	X	Pool(4)	—
Chaparral	84,000	Hyundai	2015	X	—	Pool(4)	—
Copernicus	84,000	Daewoo	2015	X	X	Pool(4)	—
Commander	84,000	Hyundai	2015	X	—	Pool(4)	—
Challenger	84,000	Hyundai	2015	X	—	Pool-TCO(5)	Q1 2021
Caravelle	84,000	Hyundai	2016	X	—	Pool(4)	—
Total	1,842,000

Time chartered-in VLGCs
Future Diamond(8)	80,876	Hyundai	2020	X	X	Pool(4)	—
Astomos Earth(9)	83,426	Mitsubishi	2012	—	—	Pool(4)	—

(1)	Represents vessels with very low revolutions per minute, long-stroke, electronically controlled engines, larger propellers, advanced hull design, and low friction paint.

(2)	Represents calendar year quarters.

(3)	Operated pursuant to a bareboat chartering agreement. See Note 6 to our unaudited interim condensed consolidated financial statements included herein.

(4)	“Pool” indicates that the vessel operates in the Helios Pool on a voyage charter with a third party and we receive a portion of the pool profits calculated according to a formula based on the vessel’s pro rata performance in the pool.

(5)	“Pool-TCO” indicates that the vessel is operated in the Helios Pool on a time charter out to a third party and we receive a portion of the pool profits calculated according to a formula based on the vessel’s pro rata performance in the pool.

(6)	Currently on a time charter with an oil major that began in November 2019.

(7)	Currently on time charter with a major oil company that began in March 2019.

(8)	Currently time chartered-in to our fleet with an expiration during the first calendar quarter of 2023.

(9)	Currently time chartered-in to our fleet with an expiration during the second calendar quarter of 2021.

Results of Operations – For the three months ended December 31, 2020 as compared to the three months ended December 31, 2019

Revenues

The following table compares our Revenues for the three months ended December 31:

			Increase /	Percent
	2020	2019	(Decrease)	Change
Net pool revenues—related party	$82,659,967	$77,470,478	$5,189,489	6.7%
Time charter revenues	4,665,664	7,859,035	(3,193,371)	(40.6)%
Other revenues, net	1,153,393	108,293	1,045,100	965.1%
Total	$88,479,024	$85,437,806	$3,041,218	3.6%

Revenues, which represent net pool revenues—related party, time charters and other revenues, net, were $88.5 million for the three months ended December 31, 2020, an increase of $3.1 million, or 3.6%, from $85.4 million for the three months ended December 31, 2019 primarily due to an increase in fleet availability despite a slight decrease in average TCE rates and fleet utilization. Operating days for the fleet increased from 1,941 during the three months ended December 31, 2019 to 2,074 for the three months ended December 31, 2020. Average TCE rates decreased by $1,112 from $43,410 for the three months ended December 31, 2019 to $42,298 for the three months ended December 31, 2020. During the three months ended December 31, 2020, we recognized a reallocation of prior period pool profits based on a periodic review of actual vessel performance in accordance with the pool participation agreements. This reallocation resulted in a $1,979 decrease in our fleet’s overall TCE rates for the three months ended December 31, 2020 due to adjustments related to speed and consumption performance of the vessels operating in the Helios Pool. Excluding this reallocation, TCE rates increased by $867 when comparing the three months ended December 31, 2020 and 2019, primarily driven by a slight increase of spot market rates.  The Baltic Exchange Liquid Petroleum Gas Index, an index published daily by the Baltic Exchange for the spot market rate for the benchmark Ras Tanura-Chiba route (expressed as U.S. dollars per metric ton), averaged $75.797 during the three months ended December 31, 2020 compared to an average of $73.300 for the three months ended December 31, 2019. Our fleet utilization decreased from 98.4% during the three months ended December 31, 2019 to 96.2% during the three months ended December 31, 2020.

Charter Hire Expenses

Charter hire expenses for the vessels chartered in from third parties were $4.4 million and $2.1 million for the three months ended December 31, 2020 and 2019, respectively. The increase of $2.3 million, or 112.1%, was caused by an increase in time chartered-in days, which increased from 92 for the three months ended December 31, 2019 to 184 for the three months ended December 31, 2020.

Vessel Operating Expenses

Vessel operating expenses were $19.2 million during the three months ended December 31, 2020, or $9,487 per vessel per calendar day, which is calculated by dividing vessel operating expenses by calendar days for the relevant time-period for the technically-managed vessels that were in our fleet. Vessel operating expenses per vessel per calendar day were slightly increased by $35 from $9,452 for the three months ended December 31, 2019 to $9,487 for the three months ended December 31, 2020. The increase in vessel operating expenses for the three months ended December 31, 2020, when compared with the three months ended December 31, 2019, was primarily the result of  an increase in crew wages and related costs of $0.5 million, or $226 per vessel per calendar day, partially offset by a decrease of other vessel operating expenses of $0.4 million, or $191 per vessel per calendar day.

General and Administrative Expenses

General and administrative expenses were $5.5 million for the three months ended December 31, 2020, an increase of $0.5 million, or 10.1%, from $5.0 million for December 31, 2019. This was driven by $0.5 million in higher insurance premiums.

Interest and Finance Costs

Interest and finance costs amounted to $6.1 million for the three months ended December 31, 2020, a decrease of $2.7 million, or 30.7%, from $8.8 million for the three months ended December 31, 2019. The decrease of $2.7 million during this period was due to a decrease of $2.8 million in interest incurred on our long-term debt, primarily resulting from a reduction of average indebtedness and a reduced margin from the refinancing of the Commercial Tranche of the 2015 Facility, partially offset by an increase of $0.1 million in amortization of deferred financing fees and loan expenses. Average indebtedness, excluding deferred financing fees, decreased from $676.0 million for the three months ended December 31, 2019 to $626.0 million for the three months ended December 31, 2020. As of December 31, 2020, the outstanding balance of our long-term debt, net of deferred financing fees of $11.1 million, was $603.9 million.

Unrealized Gain on Derivatives

Unrealized gain on derivatives amounted to $0.5 million for the three months ended December 31, 2020, compared to $1.4 million for the three months ended December 31, 2019. The unfavorable $0.9 million difference is attributable to a decrease of $0.5 million in favorable fair value changes to our FFA positions and a decrease of $0.4 million in favorable fair value changes to our interest rate swaps resulting from changes in forward LIBOR yield curves.

Realized Gain/(Loss) on Derivatives

Realized loss on derivatives was $0.8 million for the three months ended December 31, 2020, compared to a realized gain of $0.4 million for the three months ended December 31, 2019. The unfavorable $1.2 million change is primarily attributable to fluctuations in floating LIBOR resulting in a $1.4 million unfavorable variance on realized losses in the current period on our interest rate swaps, partially offset by favorable settlements of $0.2 million on our FFA positions.

Results of Operations – For the nine months ended December 31, 2020 as compared to the nine months ended December 31, 2019

Revenues

The following table compares our Revenues for the nine months ended December 31:

			Increase /	Percent
	2020	2019	(Decrease)	Change
Net pool revenues—related party	$199,312,944	$208,507,192	$(9,194,248)	(4.4)%
Time charter revenues	13,928,732	29,112,464	(15,183,732)	(52.2)%
Other revenues, net	3,112,949	608,571	2,504,378	411.5%
Total	$216,354,625	$238,228,227	$(21,873,602)	(9.2)%

Revenues, which represent net pool revenues—related party, time charters and other revenues, net, were $216.4 million for the nine months ended December 31, 2020, a decrease of $21.8 million, or 9.2%, from $238.2 million for the nine months ended December 31, 2019. The decrease is primarily attributable to a reduction of average TCE rates and decreased fleet utilization. Average TCE rates decreased from $39,996 for the nine months ended December 31, 2019 to $36,271 for the nine months ended December 31, 2020. During the nine months ended December 31, 2020, we recognized a reallocation of prior period pool profits based on a periodic review of actual vessel performance in accordance with the pool participation agreements. This reallocation resulted in a $965 decrease in our fleet’s overall TCE rates for the nine months ended December 31, 2020 due to adjustments related to speed and consumption performance of the vessels operating in the Helios Pool. Excluding this reallocation, TCE rates decreased by $2,760 when comparing the nine months ended December 31, 2020 and 2019, primarily driven by a reduction of spot market rates. The Baltic Exchange Liquid Petroleum Gas Index, an index published daily by the Baltic Exchange for the spot market rate for the benchmark Ras Tanura-Chiba route (expressed as U.S. dollars per metric ton), averaged $56.189 during the nine months ended December 31, 2020 compared to an average of $67.183 for the nine months ended December 31, 2019. Our fleet utilization decreased from 96.6% during the nine months ended December 31, 2019 to 92.0% during the nine months ended December 31, 2020.

Charter Hire Expenses

Charter hire expenses for the vessels chartered in from third parties were $13.6 million and $6.2 million for the nine months ended December 31, 2020 and 2019, respectively. The increase of $7.4 million, or 120.5%, was caused by an increase in time chartered-in days, which increased from 275 for the nine months ended December 31, 2019 to 560 for the nine months ended December 31, 2020.

Vessel Operating Expenses

Vessel operating expenses were $58.0 million during the nine months ended December 31, 2020, or $9,591 per vessel per calendar day, which is calculated by dividing vessel operating expenses by calendar days for the relevant time-period for the technically-managed vessels that were in our fleet. Vessel operating expenses per vessel per calendar day increased by $889 from $8,702 for the nine months ended December 31, 2019 to $9,591 for the nine months ended December 31, 2020. The increase in vessel operating expenses for the nine months ended December 31, 2020, when compared with the nine months ended December 31, 2019, was primarily the result of a $5.6 million, or $930 per vessel per calendar day, increase in operating expenses related to repairs and maintenance, spares and stores, and coolant costs, which is inclusive of an increase of $1.3 million, or $219 per vessel per calendar day, in operating expenses related to the drydocking of vessels.

General and Administrative Expenses

General and administrative expenses were $22.8 million for the nine months ended December 31, 2020, an increase of $5.1 million, or 28.8%, from $17.7 million for the nine months ended December 31, 2019. This was driven by increases of $2.0 million in annual cash bonuses to certain employees, $2.2 million in salaries, wages and benefits, and $1.1 million in higher insurance premiums.

Interest and Finance Costs

Interest and finance costs amounted to $21.8 million for the nine months ended December 31, 2020, a decrease of $6.0 million, or 21.4%, from $27.8 million for the nine months ended December 31, 2019. The decrease of $6.0 million during this period was due to a decrease of $8.1 million in interest incurred on our long-term debt, primarily resulting from a reduction of average indebtedness, lower LIBOR rates, and a reduced margin from the refinancing of the Commercial Tranche of the 2015 Facility, partially offset by an increase of $1.8 million in amortization of deferred financing fees, mainly due to accelerated amortization of $2.1 million related to the refinancing of the Cresques and the refinancing of the Original Commercial Tranche during the nine months ended December 31, 2020. Average indebtedness, excluding deferred financing fees, decreased from $691.9 million for the nine months ended December 31, 2019 to $640.6 million for the nine months ended December 31, 2020. As of December 31, 2020, the outstanding balance of our long-term debt, net of deferred financing fees of $11.1 million, was $603.9 million.

Unrealized Gain/(Loss) on Derivatives

Unrealized gain on derivatives was $4.0 million for the nine months ended December 31, 2020, compared to an unrealized loss $5.3 million for the nine months ended December 31, 2019 The favorable $9.3 million difference is primarily attributable to an increase of $8.3 million in favorable fair value changes to our interest rate swaps resulting from changes in forward LIBOR yield curves and an increase of $1.0 million in favorable fair value changes to our FFA positions.

Realized Gain/(Loss) on Derivatives

Realized loss on derivatives was $3.7 million for the nine months ended December 31, 2020, compared to a realized gain of $2.2 million for the nine months ended December 31, 2019. The unfavorable $5.9 million change is primarily attributable to (1) fluctuations in floating LIBOR resulting in a $5.1 million unfavorable variance on realized losses in the current period on our interest rate swaps and (2) unfavorable settlements of $0.8 million on our FFA positions.

Liquidity and Capital Resources

Our business is capital intensive, and our future success depends on our ability to maintain a high-quality fleet. As of December 31, 2020, we had cash and cash equivalents of $133.6 million and non-current restricted cash of $0.1 million.

Our primary sources of capital during the nine months ended December 31, 2020 were $87.6 million in cash generated from operations, $24.0 million in net proceeds from the refinancing of the Cresques, $15.0 million in proceeds from the maturity of U.S. treasury bills, and $2.8 million in net proceeds from the refinancing of the 2015 Facility. As of December 31, 2020, the outstanding balance of our long-term debt, net of deferred financing fees of $11.1 million, was $603.9 million including $51.8 million of principal on our long-term debt scheduled to be repaid within the next twelve months.

On August 5, 2019, our Board of Directors authorized the repurchase of up to $50 million of our common shares through the period ended December 31, 2020 (the “Common Share Repurchase Program”). On February 3, 2020, our Board of Directors authorized an increase to our Common Share Repurchase Program to repurchase up to an additional $50 million of our common shares. On December 29, 2020, our Board of Directors authorized an extension of and an increase to the remaining authorization of $41.4 million under our Common Share Repurchase Program, which was set to expire on December 31, 2020. Following this Board action, we are now authorized to repurchase up to $50 million of our common shares from December 29, 2020 through December 31, 2021. As of December 31, 2020, our total purchases under this authority totaled 5.5 million of our common shares for an aggregate consideration of $60.7 million. Following the increase and extension of the program, we currently have $47.9 million of available share repurchase authority remaining. Purchases may be made at our discretion in the form of open market repurchase programs, privately negotiated transactions, accelerated share repurchase programs or a combination of these methods. The actual amount and timing of share repurchases are subject to capital availability, our determination that share repurchases are in the best interest of our shareholders, and market conditions. We are not obligated to make any common share repurchases under the Common Share Repurchase Program.

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

On October 13, 2020, we exercised the repurchase option under the CJNP Japanese Financing and repurchased the Captain John NP for $18.3 million in cash and the application of the CJNP Deposit amount of $26.6 million, which had been retained by the buyer in connection with the CJNP Japanese Financing, towards the repurchase of the vessel.

We anticipate funding the tender offer from cash on hand, cash from operations, or our available revolving credit facility.

Operating expenses, including expenses to maintain the quality of our vessels in order to comply with international shipping standards and environmental laws and regulations, the funding of working capital requirements, long-term debt repayments, financing costs, contractual commitments to purchase scrubbers on certain of our VLGCs, and drydocking and scrubber installations on certain of our VLGCs represent our short-term, medium-term and long-term liquidity needs as of December 31, 2020. We anticipate satisfying our liquidity needs for at least the next twelve months with cash on hand and cash from operations. We may also seek additional liquidity through alternative sources of debt financings and/or through equity financings by way of private or public offerings. However, if these sources are insufficient to satisfy our short-term liquidity needs, or to satisfy our future medium-term or long-term liquidity needs, we may need to seek alternative sources of financing and/or modifications of our existing credit facility and financing arrangements. There is no assurance that we will be able to obtain any such financing or modifications to our existing credit facility and financing arrangements on terms acceptable to us, or at all.

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

Cash Flows

The following table summarizes our cash and cash equivalents provided by/(used in) operating, financing and investing activities for the nine months ended December 31:

	2020	2019
Net cash provided by operating activities	$87,595,733	$110,376,040
Net cash provided by/(used in) investing activities	5,198,748	(11,007,294)
Net cash used in financing activities	(46,741,990)	(63,830,103)
Net increase in cash, cash equivalents, and restricted cash	$46,289,502	$35,468,954

Operating Cash Flows.  Net cash provided by operating activities for the nine months ended December 31, 2020 was $87.6 million, compared with net cash provided by operating activities of $110.4 million for the nine months ended December 31, 2019. The decrease in cash generated from operations of $22.8 million is primarily related to a decrease in operating income, partially offset by changes in working capital, mainly from amounts due from the Helios Pool as distributions from the Helios Pool are impacted by the timing of the completion of voyages, spot market rates and bunker prices.

Net cash flow from operating activities depends upon our overall profitability, market rates for vessels employed on voyage charters and in the Helios Pool, charter rates agreed to for time charters, the timing and amount of payments for drydocking expenditures and unscheduled repairs and maintenance, fluctuations in working capital balances and bunker costs.

Investing Cash Flows.  Net cash provided by investing activities was $5.2 million for the nine months ended December 31, 2020 compared with net cash used in investing activities of $11.0 million for the nine months ended December 31, 2019. For the nine months ended December 31, 2020, net cash provided by investing activities was comprised of $15.0 million in proceeds from the maturity of U.S. treasury bills, partially offset by $9.3 million of vessel-related capital expenditures and $0.5 million in purchases of investment securities. For the nine months ended December 31, 2019, net cash used in investing activities was primarily comprised of our vessel-related capital expenditures of $12.4 million, partially offset by $1.5 million of proceeds from the sale of investment securities.

Financing Cash Flows.  Net cash used in financing activities was $46.7 million for the nine months ended December 31, 2020, compared with $63.8 million of cash used in financing activities for the nine months ended

December 31, 2019. For the nine months ended December 31, 2020, net cash used in financing activities consisted of repayments of long-term debt of $86.5 million, payments of financing costs related to the Cresques Japanese Financing and the 2015 AR Facility of $4.0 million, and payments for treasury stock repurchases of $11.7 million, partially offset by $55.4 million in proceeds from long-term debt borrowings related to the Cresques Japanese Financing and the 2015 AR Facility. For the nine months ended December 31, 2019, net cash used in financing activities primarily consisted of repayments of long-term debt of $48.0 million and payments for treasury stock repurchases of $15.8 million.

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

As our vessels age and our fleet expands, our drydocking expenses will increase. We estimate the current cash outlay for a VLGC special survey to be approximately $1.0 million per vessel (excluding any capital improvements, such as scrubbers and ballast water management systems, to the vessel that may be made during such drydockings) and the cost of an intermediate survey to be between $100,000 and $200,000 per vessel. Ongoing costs for compliance with environmental regulations are primarily included as part of our drydocking and classification society survey costs. Additionally, ballast water management systems are expected to be installed on three of our VLGCs during their next drydockings between November 2021 and July 2024 for approximately $0.8 million per vessel. Further, in October 2016, the International Maritime Organization (the “IMO”) set January 1, 2020 as the implementation date for vessels to comply with its low sulfur fuel oil requirement, which cuts sulfur levels from 3.5% to 0.5%. We may comply with this regulation by (i) consuming compliant fuels on board (0.5% sulfur), which are readily available globally since our last quarterly filing, but at a significantly higher cost; (ii) continuing to consume high-sulfur fuel oil by installing scrubbers for cleaning of the exhaust gases to levels at or below compliance with regulations (0.5% sulfur); or (iii) by retrofitting vessels to be powered by liquefied petroleum gas or LPG, which may be a viable option subject to the relative pricing of compliant low-sulfur fuel (0.5% sulfur) and LPG. Such costs of compliance with the IMO’s low sulfur fuel oil requirement are significant and could have an adverse effect on our operations and financial results. Currently, ten of our technically-managed VLGCs are equipped with scrubbers and we have commitments related to scrubbers on an additional two of our VLGCs. We had contractual commitments for scrubber purchases of $1.5 million as of December 31, 2020. These amounts only reflect firm commitments for the purchase of scrubber parts and materials as of December 31, 2020. We are not aware of any other proposed regulatory changes or environmental laws that we expect to have a material impact on our current or future results of operations that we have not already considered. Please see "Item 1A. Risk Factors—Risks Relating to Our Company—We may incur increasing costs for the drydocking, maintenance or replacement of our vessels as they age, and, as our vessels age, the risks associated with older vessels could adversely affect our ability to obtain profitable charters” in our Annual Report on Form 10-K for the year ended March 31, 2020.

Debt Agreements

For information relating to our secured term loan facilities, refer to Notes 9 and 23 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2020 and Note 6 to our unaudited interim condensed consolidated financial statements for December 31, 2020 included herein.

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

As of December 31, 2020, independent appraisals of our VLGC fleet had an indication of impairment on one of our VLGCs in accordance with ASC 360 Property, Plant, and Equipment. We determined estimated net operating cash flows for our VLGC by applying various assumptions regarding future time charter equivalent revenues net of commissions, operating expenses, scheduled drydockings, expected offhire and scrap values. These assumptions were based on historical data as well as future expectations. We estimated spot market rates by obtaining the trailing 10-year historical average spot market rates, as published by maritime industry researchers. Estimated outflows for operating expenses and drydocking expenses were based on historical and budgeted costs and were adjusted for assumed inflation. Utilization was based on our historical levels achieved in the spot market and estimates of a residual value consistent with scrap rates used in management's evaluation of scrap value. Such estimates and assumptions regarding expected net operating cash flows require considerable judgment and were based upon historical experience, financial forecasts and industry trends and conditions. Therefore, based on this analysis, we concluded that no impairment charge was necessary because we believe the vessel carrying values are recoverable. No impairment charges were recognized for the three and nine months ended December 31, 2020.

In addition, we performed a sensitivity analysis as of December 31, 2020 to determine the effect on recoverability of changes in TCE rates. The sensitivity analysis suggests that we would not incur an impairment charge on any of our VLGCs if daily TCE rates based on the 10-year historical average spot market rates were reduced by 45%. An impairment charge of $0.2 million on one of our VLGCs would be triggered by a reduction of 50% in the 10-year historical average spot market rates. The amount, if any, and timing of any impairment charges we may recognize in the future will depend upon the then current and expected future charter rates and vessel values, which may differ materially from those used in our estimates as of December 31, 2020.

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

Interest Rate Risk

The LPG shipping industry is capital intensive, requiring significant amounts of investment. Much of this investment is provided in the form of long-term debt. Our 2015 AR Facility agreement contains interest rates that fluctuate with LIBOR. We have entered into interest rate swap agreements to hedge a majority of our exposure to fluctuations of interest rate risk associated with our 2015 Facility. We have hedged $376.0 million of amortizing principal of the 2015 Facility as of December 31, 2020 and thus increasing interest rates could adversely impact our future earnings due to additional interest expense on our unhedged debt. For the 12 months following December 31, 2020, a hypothetical increase or decrease of 20 basis points in the underlying LIBOR rates would result in an increase or decrease of our interest expense on all of our non-hedged interest-bearing debt by $0.1 million assuming all other variables are held constant.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2020. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those internal control systems determined to be effective can provide only a level of reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three and nine months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The table below sets forth information regarding our purchases of our common shares during the quarterly period ended December 31, 2020:

			Total
			Number of
			Shares
			Purchased as
			Part of	Maximum Dollar
	Total		Publicly	Value of Shares
	Number	Average	Announced	that May Yet Be
	of Shares	Price Paid	Plans or	Purchased Under the
Period	Purchased	Per Share	Programs	Plan or Programs
October 1 to 31, 2020	—	$—	—	$49,494,898
November 1 to 30, 2020	523,695	8.60	523,695	44,990,064
December 1 to 31, 2020	486,309	11.66	486,309	47,916,044
Total	1,010,004	$10.07	1,010,004	$47,916,044

Purchases of our common shares during the quarterly period ended December 31, 2020 represent share repurchases under our Common Share Repurchase Program.

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

Dorian LPG Ltd.
(Registrant)

Date: February 2, 2021	/s/ John C. Hadjipateras
John C. Hadjipateras
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 2, 2021	/s/ Theodore B. Young
Theodore B. Young
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)