Form 10-K
period 2021-03-31
DORIAN LPG LTD.
filed 2021-06-02
CIK 1596993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2021

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

The aggregate market value of the registrant’s common stock held by non-affiliates, based upon the closing price of common stock as reported on the New York Stock Exchange as of September 30, 2020, was approximately $290,509,924. For this purpose, all outstanding shares of common stock have been considered held by non-affiliates, other than the shares beneficially owned by directors, officers and shareholders of 10% or more of the registrant’s outstanding common shares, without conceding that any of the excluded parties are "affiliates" of the registrant for purposes of the federal securities laws. As of June 1, 2021, there were 41,086,069 shares of the registrant’s common stock outstanding.

FORWARD-LOOKING STATEMENTS AND SUMMARY OF RISK FACTORS

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

In addition to important factors and matters discussed elsewhere in this report, and in the documents incorporated by reference herein, important factors that, in our view, could cause our actual results to differ materially from those discussed in the forward-looking statements include:

●	our future operating or financial results;
●	our business strategies, including with respect to acquisitions and chartering, and expected capital spending or operating expenses, as well as any difficulty we may have in managing planned growth properly;
●	shipping trends, including changes in charter rates applicable to alternative propulsion technologies, scrubber equipped and non-scrubber equipped vessels, scrapping rates and vessel and other asset values;
●	changes in trading patterns that impact tonnage requirements;
●	compliance with laws, treaties, rules, regulations and policies (including amendments or other changes thereto) applicable to the liquefied petroleum gas, or LPG, shipping industry, including, without limitation, legislation adopted by international organizations such as the International Maritime Organization and the European Union or by individual countries, as well as the impact and costs of our compliance with, and the potential of liability under, such laws, treaties, rules, regulations and policies;
●	the timing, cost and prospects of purchasing, installing and operating exhaust gas cleaning systems (commonly referred to as “scrubbers”) to reduce sulfur emissions on certain of our vessels;
●	charterers’ increasing emphasis on environmental and safety concerns and investors’ increasing scrutiny and changing expectations with respect to public company Environmental, Social and Governance policies;
●	general economic conditions and specific economic conditions in the oil and natural gas industry and the countries and regions where LPG is produced and consumed;
●	completion of infrastructure projects to support marine transportation of LPG, including export terminals and pipelines;
●	factors affecting supply of and demand for LPG, LPG shipping, and LPG vessels, including, among other things: the production levels, price and worldwide consumption and storage of oil, refined petroleum products and natural gas, including production from United States shale fields; any oversupply of or limited demand for LPG vessels comparable to ours or higher specification vessels; trade conflicts and the imposition of tariffs or otherwise on LPG or LPG products resulting from domestic and international political and geopolitical conditions; and shifts in consumer demand from LPG towards other energy sources;
●	any decrease in the value of the charter-free market values of our vessels or reduction in our charter hire rates and profitability associated with such vessels as a result of increase in the supply of or decrease in the demand for LPG, LPG shipping or LPG vessels;
●	greater than anticipated levels of LPG vessel newbuilding orders or lower than anticipated rates of LPG vessel scrapping;
●	the aging of the Company’s fleet which could result in increased operating costs, impairment or loss of hire;
●	our ability to profitably employ our vessels, including vessels participating in the Helios Pool (defined below);
●	unavailability of spot charters and the volatility of prevailing spot market charter rates, which may affect our ability to realize the expected benefits from our time chartered-in vessels, including those in the Helios Pool;
●	failure of our charterers or other counterparties to meet their obligations under our charter agreements;
●	shareholders’ reliance on us to enforce our rights against contract counterparties;
●	competition in the LPG shipping industry, including our ability to compete successfully for future chartering opportunities and newbuilding opportunities (if any);
●	future purchase prices of newbuildings and secondhand vessels and timely deliveries of such vessels (if any) and, relatedly, the risks associated with the purchase of second-hand vessels;
●	the performance of the Helios Pool, including the failure of its significant customers to perform their obligations and the loss or reduction in business from its significant customers (or if the same were to occur with respect to our significant customers);
●	the availability of (and our ability to obtain such) financing and refinancing to fund capital expenditures, acquisitions and other general corporate purposes, the terms of such financing and our ability to comply with the restrictions and other covenants set forth in our existing and future debt agreements and financing arrangements (and to repay or refinance our existing debt and settling of interest rate swaps, if any);
●	our costs, including crew wages, insurance, provisions, repairs and maintenance, general and administrative expenses, drydocking, and bunker prices, as applicable;
●	any inability to retain and recruit qualified key executives, key employees, key consultants or skilled workers and, relatedly, our dependence on key personnel and the availability of skilled workers and the related labor costs;
●	the potential difference in interests between or among certain of our directors, officers, key executives and shareholders;
●	quality and efficiency requirements from customers and developments regarding the technologies relating to oil exploration and the effects of new products and new technology in our industry, including with respect to equipment propulsion and overall vessel efficiency;
●	potential changes in regulation that would require the installation of Engine Power Limitation (EPL) systems on our vessels to reduce fuel use and carbon emissions, and increase the level of energy efficiency;
●	operating hazards in the maritime transportation industry, including accidents, political events, public health threats (including the outbreak of communicable diseases), international hostilities and instability, armed conflict, piracy, attacks on vessels or other petroleum-related infrastructures and acts by terrorists, which may cause potential disruption of shipping routes;
●	the length and severity of the ongoing coronavirus outbreak (COVID-19), including its impact on the demand for commercial seaborne transportation of LPG and the condition of financial markets and the potential knock-on impacts to our global operations;
●	the adequacy of our insurance coverage in the event of a catastrophic event;
●	the failure to protect our information systems against security breaches, or the failure or unavailability of these systems for a significant period;
●	the arresting or attachment of one or more of our vessels by maritime claimants;
●	compliance with and changes to governmental, tax, environmental and safety laws and regulations, which may add to our costs or the costs of our customers;
●	fluctuations in currencies and interest rates and the impact of the discontinuance of the London Interbank Offered Rate, or LIBOR, after 2021 on any of our debt referencing LIBOR in the interest rate;
●	compliance with the United States Foreign Corrupt Practices Act of 1977, the United Kingdom Bribery

Act 2010, or other applicable regulations relating to bribery;
●	the volatility of the price of shares of our common stock (our “common shares”) and future sales of our common shares;
●	our incorporation under the laws of the Republic of the Marshall Islands and the different rights to relief that may be available compared to other countries, including the United States;
●	congestion at or blockages of ports or canals;
●	if we are required to pay tax on U.S. source income;
●	if we are treated as a “passive foreign investment company”; and
●	other factors detailed in this report and from time to time in our periodic reports.

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

Overview

Dorian was incorporated on July 1, 2013 under the laws of the Republic of the Marshall Islands, is headquartered in the United States and is engaged in the transportation of LPG. Specifically, Dorian and its subsidiaries are focused on owning and operating VLGCs in the LPG shipping industry. Our founding executives have managed vessels in the LPG shipping market since 2002. Our fleet currently consists of twenty-three VLGCs, including our nineteen new fuel-efficient 84,000 cbm ECO-design VLGCs, or our ECO VLGCs, three 82,000 cbm VLGCs, and one time chartered-in VLGC. The twenty-two VLGCs in our fleet, excluding the time chartered-in vessel, have an aggregate carrying capacity of approximately 1.8 million cbm and an average age of 7.2 years as of June 1, 2021. Ten of our technically-managed ECO VLGCs are fitted with exhaust gas cleaning systems (commonly referred to as “scrubbers”) to reduce sulfur emissions and another two of our ECO VLGCs are expected to be scrubber-fitted during the second calendar quarter of 2021. We provide in-house commercial and technical management services for all of our vessels, including our vessels deployed in the Helios Pool, which may also receive commercial management services from Phoenix (defined below). Excluding our time chartered-in vessels, we provide in-house technical management services for all of our vessels, including our vessels deployed in the Helios Pool. On March 31, 2021, we entered into a thirteen-year bareboat agreement to charter-in a newbuilding dual-fuel VLGC that is expected to be delivered in March 2023 (see Note 18 to our consolidated financial statements for further details).

On April 1, 2015, we and Phoenix Tankers Pte. Ltd., or Phoenix, a wholly-owned subsidiary of Mitsui OSK Lines Ltd., an unaffiliated third party, began operation of Helios LPG Pool LLC, or the Helios Pool, a joint venture owned 50% by us and 50% by Phoenix. We believe that the operation of certain of our VLGCs in this pool allows us to achieve better market coverage and utilization. Vessels entered into the Helios Pool are commercially managed jointly by Dorian LPG (UK) Ltd., our wholly-owned subsidiary, and Phoenix. The members of the Helios Pool share in the net pool revenues generated by the entire group of vessels participating in the pool, weighted according to certain technical vessel characteristics, and net pool revenues are distributed as variable rate time charter hire to each participant. The vessels entered into the Helios Pool may operate either in the spot market, pursuant to contracts of affreightment, or COAs, or on time charters of two years' duration or less. We and Phoenix have agreed that the Helios Pool will have a right of first refusal to undertake any time charter with an original duration greater than two years. As of June 1, 2021, the Helios Pool operated twenty-nine VLGCs, including twenty-one vessels from our fleet, four Phoenix vessels, and four vessels from other participants.

Our Fleet

The following table sets forth certain information regarding our fleet as of June 1, 2021:

	Capacity			ECO	Scrubber		Charter
	(Cbm)	Shipyard	Year Built	Vessel(1)	Equipped	Employment	Expiration(2)
Dorian VLGCs
Captain Markos NL	82,000	Hyundai	2006	—	—	Pool(4)	—
Captain John NP(3)	82,000	Hyundai	2007	—	—	Pool(4)	—
Captain Nicholas ML(3)	82,000	Hyundai	2008	—	—	Pool-TCO(5)	Q4 2021
Comet	84,000	Hyundai	2014	X	X	Pool(4)	—
Corsair(3)	84,000	Hyundai	2014	X	X	Time Charter(6)	Q4 2022
Corvette(3)	84,000	Hyundai	2015	X	X	Pool(4)	—
Cougar	84,000	Hyundai	2015	X	—	Pool-TCO(5)	Q4 2021
Concorde(3)	84,000	Hyundai	2015	X	X	Time Charter(7)	Q1 2022
Cobra	84,000	Hyundai	2015	X	—	Pool-TCO(5)	Q3 2022
Continental	84,000	Hyundai	2015	X	—	Pool(4)	—
Constitution	84,000	Hyundai	2015	X	X	Pool(4)	—
Commodore	84,000	Hyundai	2015	X	—	Pool-TCO(5)	Q1 2023
Cresques(3)	84,000	Daewoo	2015	X	X	Pool(4)	—
Constellation	84,000	Hyundai	2015	X	X	Pool(4)	—
Cheyenne	84,000	Hyundai	2015	X	X	Pool(4)	—
Clermont	84,000	Hyundai	2015	X	—	Pool(4)	—
Cratis	84,000	Daewoo	2015	X	X	Pool(4)	—
Chaparral	84,000	Hyundai	2015	X	—	Pool(4)	—
Copernicus	84,000	Daewoo	2015	X	X	Pool(4)	—
Commander	84,000	Hyundai	2015	X	—	Pool(4)	—
Challenger	84,000	Hyundai	2015	X	—	Pool-TCO(5)	Q4 2022
Caravelle	84,000	Hyundai	2016	X	—	Pool-TCO(5)	Q1 2022
Total	1,842,000

Time chartered-in VLGCs
Future Diamond(8)	80,876	Hyundai	2020	X	X	Pool(4)	—
(1)	Represents vessels with very low revolutions per minute, long‑stroke, electronically controlled engines, larger propellers, advanced hull design, and low friction paint.

(2)	Represents calendar year quarters.

(3)	Operated pursuant to a bareboat chartering agreement. See Notes 9 and 23 and to our consolidated financial statements included herein.

(4)	“Pool” indicates that the vessel operates in the Helios Pool on a voyage charter with a third party and we receive a portion of the pool profits calculated according to a formula based on the vessel’s pro rata performance in the pool.

(5)	“Pool-TCO” indicates that the vessel is operated in the Helios Pool on a time charter out to a third party and we receive a portion of the pool profits calculated according to a formula based on the vessel’s pro rata performance in the pool.

(6)	Currently on a time charter with an oil major that began in November 2019.

(7)	Currently on time charter with a major oil company that began in March 2019.

(8)	Currently time chartered-in to our fleet with an expiration during the first calendar quarter of 2023.

The LPG Shipping Industry

International seaborne LPG transportation services are generally provided by two types of operators: LPG distributors and traders and independent shipowners. Traditionally the main trading route in our industry has been the transport of LPG from the Arabian Gulf to Asia. With the emergence of the United States as a major LPG export hub, the United States Gulf to Asia and United States to Europe have become important trade routes. Vessels are generally operated under time charters, bareboat charters, spot charters, or COAs. LPG distributors and traders use their fleets not only to transport their own LPG, but also to transport LPG for third-party charterers in direct competition with independent owners and operators in the tanker charter market. We operate in markets that are highly competitive and based primarily on supply and demand of available vessels. Generally, we compete for charters based upon charter rate, customer relationships, operating expertise, professional reputation and vessel specifications (size, age and condition). We also believe that our in-house technical and commercial management allows us to provide superior customer service and reliability that enhances our relationships with our charterers. Our industry is subject to strict environmental regulation, including the treatment of ballast water and greenhouse gas emissions regulations, and we believe our modern, ECO-class fleet and our high level of crew training and vessel maintenance make us a preferred provider of VLGC tonnage. For more information with respect to the aforementioned environmental regulations, please see Item 1. Business—Environmental and Other Regulation in the Shipping Industry.

Our Customers

Our customers, either directly or through the Helios Pool, include or have included global energy companies such as Exxon Mobil Corp., Chevron Corp., China International United Petroleum & Chemicals Co., Ltd., Royal Dutch Shell plc, Equinor ASA, Total S.A., and Sunoco LP, commodity traders such as Glencore plc, Itochu Corporation, Bayegan Group and the Vitol Group and importers such as E1 Corp., Indian Oil Corporation, SK Gas Co. Ltd. Astomos Energy Corporation, and Oriental Energy Company Ltd. or subsidiaries of the foregoing. See “Item 7. Management Discussion and Analysis—Overview” for a discussion of our customers that accounted for more than 10% of our total revenues and “Item 1A. Risk Factors—We expect to be dependent on a limited number of customers for a material part of our revenues, and failure of such customers to meet their obligations could cause us to suffer losses or negatively impact our results of operations and cash flows.” For the years ended March 31, 2021, 2020 and 2019 approximately 92.6%, 89.4% and 75.9% of our revenues, respectively, were generated through the Helios Pool as net pool revenues—related party. See “Item 1A. Risk Factors—We and the Helios Pool operate exclusively in the LPG shipping industry. Due to the general lack of industry diversification, adverse developments in the LPG shipping industry may adversely affect our business, financial condition and operating results.”

We intend to continue to pursue a balanced chartering strategy by employing our vessels on a mix of multi-year time charters, some of which may include a profit-sharing component, shorter-term time charters, spot market voyages and COAs. Two of our vessels are currently on fixed time charters outside of the Helios Pool with an average remaining term of 1.0 year as of June 1, 2021, and six of our VLGCs are on Pool-TCO within the Helios Pool. See “Our Fleet” above for more information.

Further, each of our vessels serves the same type of customer, has similar operations and maintenance requirements, and operates in the same regulatory environment. Based on this, we have determined that we operate in one reportable segment, the international transportation of LPG. Furthermore, when we charter a vessel to a charterer, the charterer is free to trade the vessel worldwide (subject to applicable laws and sanctions regimes) and, as a result, the disclosure of geographic information is impracticable.

Competition

LPG carrier capacity is primarily a function of the size of the existing world fleet, the number of newbuildings being delivered and the scrapping of older vessels. According to industry sources, as of May 25, 2021, there were 1,497 LPG capable carriers with an aggregate capacity of approximately 38.2 million cbm. As of such date, a further 137 LPG capable carriers with an aggregate carrying capacity of roughly 8.0 million cbm were on order for delivery by the end of 2023, equivalent to 20.9% of the existing fleet in capacity terms. In contrast to oil tankers and drybulk carriers, according to industry sources, the number of shipyards with LPG carrier experience is extremely limited. In the VLGC sector in which we operate, as of May 25, 2021, there were 309 vessels with an aggregate carrying capacity of 25.4 million cbm in the world fleet and 63 vessels with 5.6 million cbm of capacity on order for delivery by the end of 2023.

Our largest competitors for VLGC shipping services include BW LPG Ltd., or BWLPG; Avance Gas Holding Ltd., or Avance; Petredec Pte. Ltd., or Petredec; and Astomos Energy Corporation. According to industry sources, there were approximately 74 owners in the worldwide VLGC fleet as of May 25, 2021, with the top ten owners possessing 49% of the total fleet on a vessel count basis. Competition for the transportation of LPG depends on the price, location, size, age, condition and acceptability of the vessel to the charterer. We believe we own and operate the youngest and second largest fleet in the VLGC size segment, which, in our view, enhances our position relative to that of our competitors. Our 22 VLGCs (excluding the one time chartered-in vessel) have an average age of 7.2 years compared to the global VLGC fleet’s average age of 10.3 years. Refer to “Item 1A. Risk Factors—We face substantial competition in trying to expand relationships with existing customers and obtain new customers.”

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

Human Capital

As of March 31, 2021, we employed 83 persons in our offices in the United States, Greece, Denmark and the United Kingdom. In addition to our shore-based employees, we had approximately 519 seafaring staff serving on our commercially-managed vessels. Seafarers are sourced from seafarer recruitment and placement service agencies and are employed with short-term employment contracts.

We recognize that the success of our Company is dependent upon the talents and dedication of our staff, and we are committed to investing in their success. We focus on attracting, developing and retaining a team of highly talented and motivated individuals. We conduct periodic assessments of our pay and benefit practices to help ensure that staff members are compensated fairly and competitively. The Company provides competitive compensation and benefits. In addition to salaries for our shore-based employees, our compensation programs typically include annual bonuses, stock-based compensation awards, company-sponsored retirement savings plans with employer matching opportunities, healthcare and insurance benefits, flexible spending accounts, life insurance, paid time off, family leave, and employee assistance programs.

The health and safety of our staff is of paramount importance to us. With the onset of the COVID-19 pandemic in early 2020, we immediately responded by prioritizing the safety and well-being of our staff by implementing several changes to enhance COVID-19 safety and mitigate related health risks on our vessels. For the Company’s non-vessel locations and operations, we implemented various health and safety measures including COVID-19 case tracking and quarantining where and when necessary, daily temperature checks, protective equipment, regular office sanitizing, widely distributing hand-sanitizer, reconfiguring workstations to allow for appropriate distancing, and implementing remote work policies, among other things.

We support meaningful learning and development opportunities. We have formal and informal training programs available and offer reimbursement for qualified workshops, conferences, forums and classes.

By honoring the dignity of each person, we foster a culture of inclusion where everyone is welcome. We do this by embracing diverse voices and experiences, supporting programs and resources that build an authentic and respectful workplace, and providing fair and equitable opportunities for each person to contribute meaningfully. We believe our workforce needs to be diverse, which, in turn, enables us to innovate, collaborate and better deliver to our customers.

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

For maintenance of the class certificate, regular and special surveys of hull, machinery, including the electrical plant and any special equipment classed, are required to be performed by the classification society, to ensure continuing compliance. The classification societies provide guidelines applicable to LPG vessels relating to extended intervals for drydocking. Every vessel is required to be drydocked every 30 to 36 months for inspection of the underwater parts of the vessel. However, for vessels not exceeding 15 years that have means to facilitate underwater inspection in lieu of drydocking, the drydocking can be skipped and be conducted concurrently with the special survey. Certain cargo vessels that meet the system requirements set by classification societies may qualify for extended drydocking, which extends the 5-year period to 7.5 years, by replacing certain dry-dockings with in-water surveys. If any defects are found, the classification surveyor will issue a "recommendation" which must be rectified by the shipowner within prescribed time limits. The classification society also undertakes on request of the flag state other surveys and checks that are required by the regulations and requirements of that flag state. These surveys are subject to agreements made in each individual case and/or to the regulations of the country concerned. If any vessel does not maintain its class and/or fails any annual survey, intermediate survey, drydocking or special survey, the vessel will be unable to carry cargo between ports and will be unemployable and uninsurable which could cause us to be in violation of certain covenants in our loan agreements and financing arrangements. Any such inability to carry cargo or be employed, or any such violation of covenants, could have a material adverse impact on our financial condition and results of operations.

Most insurance underwriters make it a condition for insurance coverage and lending that a vessel be certified as "in class" by a classification society, which is a member of the International Association of Classification Societies, or the IACS. In December 2013, the IACS adopted harmonized Common Structure Rules, or “the Rules,” that align with International Maritime Organization, the United Nations agency for maritime safety and the prevention of pollution by vessels, or the IMO, goal standards and apply to oil tankers and bulk carriers contracted for construction on or after July 1, 2015. The Rules attempt to create a level of consistency between IACS Societies. Our VLGCs are currently classed with either Lloyd's Register, the American Bureau of Shipping, or ABS, or Det Norske Veritas, all members of the IACS. All of the vessels in our fleet have been awarded International Safety Management, or ISM, certification and are currently "in class."

We also carry out inspections of the ships, including with a view towards compliance under the Ship Inspection Report Programme (“SIRE”) and United States Coast Guard (“USCG”) requirements, as applicable, on a regular basis; both at sea and while the vessels are in port. The results of these inspections are documented in a report containing recommendations for improvements to the overall condition of the vessel, maintenance, safety and crew welfare. Based in part on these evaluations, we create and implement a program of continual maintenance and improvement for our vessels and their systems.

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

Risk of Loss and Insurance

The operation of any vessel, including LPG carriers, has inherent risks. These risks include mechanical failure, personal injury, crew negligence, human error, collision, property loss, vessel or cargo loss or damage and business interruption due to political circumstances in foreign countries, hostilities or piracy. In addition, there is always an inherent possibility of marine disaster, including explosions, spills and other environmental mishaps, and the liabilities arising from owning and operating vessels in international trade. OPA, which imposes virtually unlimited liability upon shipowners, operators and bareboat charterers of any vessel trading in the exclusive economic zone of the United States for certain oil pollution accidents in the United States, has made liability insurance more expensive for shipowners and operators trading in the United States market. We believe that our present insurance coverage is adequate to protect us against the accident related risks involved in the conduct of our business and that we maintain appropriate levels of environmental damage and pollution insurance coverage consistent with standard industry practice. Additionally, we maintain other insurance policies we believe are customary and are in amounts we believe to be adequate to protect us against material loss. The policies principally provide coverage for public liability, directors and officers, workers’ compensation, and insurance against the consequences of a cyber attack. However, not all risks can be insured, and there can be no guarantee that any specific claim will be paid, or that we will always be able to obtain adequate insurance coverage at reasonable rates.

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

Our current protection and indemnity insurance coverage for pollution is $1.0 billion per vessel per incident. The thirteen P&I clubs that comprise the International Group of Protection and Indemnity Clubs, or the International Group, insure approximately 90% of the world's commercial tonnage and have entered into a pooling agreement to reinsure each association's liabilities. Each P&I club has capped its exposure in this pooling agreement so that the maximum claim covered by the pool and its reinsurance would be approximately $8.8 billion per accident or occurrence. We are a member of three P&I clubs: The Standard Club Ireland DAC, The United Kingdom Mutual Steamship Assurance Association

Limited and The London Steam‑Ship Owners' Mutual Insurance Association Limited. As a member of these P&I clubs, we are subject to a call for additional premiums based on the clubs' claims record, as well as the claims record of all other members of the P&I clubs comprising the International Group. However, our P&I clubs have reinsured the risk of additional premium calls to limit our additional exposure. This reinsurance is subject to a cap, and there is the risk that the full amount of the additional call would not be covered by this reinsurance.

Our Environmental, Social and Governance Efforts

As one of the leaders in the international transportation of LPG, we are committed to delivering cleaner-burning energy in a safe, reliable and environmentally efficient manner. LPG is a clean, efficient and readily available source of energy, with positive benefits to the environment relative to other fuels. While extending the economic and social benefits of delivering LPG to consumers across the globe, we recognize that the shipping industry is heavily dependent on the burning of fossil fuels, contributing to the warming of the world’s climate system. In providing our services, we are committed to reducing our carbon footprint and greenhouse gas emissions. We welcome and support efforts to increase transparency and to promote investors’ understanding of how we and our industry peers are addressing the climate change-related risks and opportunities. We have disclosed certain environmental, social and governance (ESG)-related information on our website, including our first ESG Report, aligned with the Sustainability Accounting Standards Board (SASB) Marine Transportation standard, additionally taking into account recommendations provided by the Taskforce on Climate-Related Financial Disclosures (TCFD). The report includes information on how we monitor, manage and perform on material ESG issues in the face of increasing expectations and regulations.

Dorian’s ESG strategies, risks and initiatives are overseen by our Board of Directors, which includes independent members and experts in shipping and compliance matters. Our Nominating and Corporate Governance Committee monitors progress of ESG efforts and together with management ensures integrity of reporting. The Company’s executive leadership team, led by our Chief Executive Officer, President and Chairman of the Board of Directors, Mr. John C. Hadjipateras, formulates ESG strategies and drives initiatives, while the members of our management set targets, assesses risks, develops policies and procedures and executes the ESG efforts. Some of the ESG initiatives that we have undertaken include:

●	operating newer, more technologically advanced ECO vessels, with very low revolutions per minute, long-stroke, electronically controlled engines, larger propellers, advanced hull design, and low friction paint, resulting in enhanced the energy efficiency and reduced greenhouse gas emissions on a ton-mile basis, including the vessels in our existing fleet and our newbuilding dual-fuel VLGC that is expected to be delivered from Kawasaki Heavy Industries in March 2023;

●	fitting vessels with exhaust gas cleaning systems, scrubbers, to reduce sulfur emissions to, among other things, comply with the IMO’s new fuel regulations which went into effect in January 2020;

●	joining the Getting to Zero Coalition, a global alliance of more than 140 companies committed to the decarbonization of deepsea shipping in line with the IMO greenhouse gas emissions reduction strategy;

●	implementing and utilizing internal and third-party data collection and analysis software, which allows data to be gathered from our vessels for use in performance optimization, with the aim of reducing our fuel consumption, and carbon dioxide and greenhouse gas emissions;

●	including a sustainability-linked pricing mechanism in our 2015 AR Facility (as defined below) and providing relevant carbon emissions data for the vessels in our fleet that are owned or technically managed pursuant to a bareboat charter to our lenders in connection with the Poseidon Principles, which establish a framework for assessing and disclosing the climate alignment of ship finance portfolios with the IMO’s target to reduce shipping's total annual greenhouse gas emissions by at least 50% by 2050;

●	becoming a signatory to the Neptune Declaration on Seafarer Wellbeing and Crew Change, in a worldwide call to action to end the unprecedented crew change crisis caused by COVID-19;

●	establishing risk management and internal control policies and systems to manage risk and ensure compliance with all applicable international and local laws; and

●	establishing compliance programs to meet or exceed, when possible and appropriate, all applicable rules and regulations governing the maritime industry, including the items described in the “Environmental and Other Regulation in the Shipping Industry” section below.

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

A variety of government and private entities subject our vessels to both scheduled and unscheduled inspections. These entities include the local port authorities (applicable national authorities such as the USCG, harbor master or equivalent), classification societies, flag state administrations (countries of registry) and charterers, particularly terminal operators. Certain of these entities require us to obtain permits, licenses, certificates and other authorizations for the operation of our vessels. Failure to maintain necessary permits or approvals could require us to incur substantial costs or result in the temporary suspension of the operation of one or more of our vessels.

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

Our LPG vessels may also become subject to the 2010 HNS Convention, if it is entered into force. The Convention creates a regime of liability and compensation for damage from hazardous and noxious substances (“HNS”), including liquefied gases. The 2010 HNS Convention establishes that the polluter pays by ensuring that the shipping and HNS industries provide compensation for those who have suffered loss or damage resulting from an HNS incident. The following types of damage will be covered by the 2010 HNS Convention: loss of life or personal injury on board or outside the ship carrying the HNS; loss of or damage to property outside the ship; economic losses resulting from contamination, e.g. in the fishing, mariculture and tourism sectors; costs of preventive measures, e.g. clean-up operations at sea and onshore; and costs of reasonable measures of reinstatement of the environment. Shipowners will be held strictly liable up to a maximum limit of liability for the cost of an HNS incident and are required to have insurance that is State certified. The 2010 HNS Convention sets up a two-tier system of compensation composed of compulsory insurance taken out by shipowners and an HNS Fund which comes into play when the insurance is insufficient to satisfy a claim or does not cover the incident. Under the 2010 HNS Convention, if damage is caused by bulk HNS, claims for compensation will first be sought from the shipowner up to a maximum of 100 million Special Drawing Rights (“SDR”). If the damage is caused by packaged HNS or by both bulk and packaged HNS, the maximum liability is 115 million SDR. Once the limit is reached, compensation will be paid from the HNS Fund up to a maximum of 250 million SDR. The 2010 HNS Convention will enter into force 18 months after the date on which it is ratified by at least twelve States, four of which must each have a merchant have a merchant shipping fleet of no less than 2 million units of gross tonnage. To date, five states (South Africa, Canada, Denmark, Norway and Turkey) have ratified and consented to be bound by the 2010 HNS Convention. Although the 2010 HNS Convention has not been ratified by a sufficient number of countries to enter into force, we cannot estimate the costs that may be needed to comply with any such requirements that may be adopted with any certainty at this time.

In June 2015 the IMO formally adopted the International Code of Safety for Ships using Gases or Low flashpoint Fuels, or the “IGF Code,” which is designed to minimize the risks involved with ships using low flashpoint fuels. The IGF Code will be mandatory under SOLAS through the adopted amendments. The IGF Code and the amendments to SOLAS became effective January 1, 2017.

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

The Marine Environment Protection Committee, or “MEPC,” adopted amendments to Annex VI regarding emissions of sulfur oxide, nitrogen oxide, particulate matter and ozone depleting substances, which entered into force on July 1, 2010. The amended Annex VI seeks to further reduce air pollution by, among other things, implementing a progressive reduction of the amount of sulfur contained in any fuel oil used on board ships. On October 27, 2016, at its 70th session, the MEPC agreed to implement a global 0.5% m/m sulfur oxide emissions limit (reduced from 3.50%) starting from January 1, 2020 (the “IMO 2020 Cap”). This limitation can be met by using low-sulfur compliant fuel oil, alternative fuels or certain exhaust gas cleaning systems. Ships are now required to obtain bunker delivery notes and

International Air Pollution Prevention (“IAPP”) Certificates from their flag states that specify sulfur content. Additionally, at MEPC 73, amendments to Annex VI to prohibit the carriage of bunkers above 0.5% sulfur on ships were adopted and took effect March 1, 2020. These regulations subject ocean-going vessels to stringent emissions controls, and may cause us to incur substantial costs.

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

As of January 1, 2013, MARPOL made mandatory certain measures relating to energy efficiency for ships. All ships are now required to develop and implement Ship Energy Efficiency Management Plans (“SEEMPS”), and new ships must be designed in compliance with minimum energy efficiency levels per capacity mile as defined by the Energy Efficiency Design Index (“EEDI”). Under these measures, by 2025, all new ships built will be 30% more energy efficient than those built in 2014. Additionally, MEPC 75 adopted amendments to MARPOL Annex VI which brings forward the effective date of the EEDI’s “phase 3” requirements from January 1, 2025 to April 1, 2022 for several ship types, including gas carriers, general cargo ships, and LNG carriers.

Additionally, MEPC 75 introduced draft amendments to Annex VI which impose new regulations to reduce greenhouse gas emissions from ships. These amendments introduce requirements to assess and measure the energy efficiency of all ships and set the required attainment values, with the goal of reducing the carbon intensity of international shipping. The requirements include (1) a technical requirement to reduce carbon intensity based on a new Energy Efficiency Existing Ship Index (“EEXI”), and (2) operational carbon intensity reduction requirements, based on a new operational carbon intensity indicator (“CII”). The attained EEXI is required to be calculated for ships of 400 gross tonnage and above, in accordance with different values set for ship types and categories. With respect to the CII, the draft amendments would require ships of 5,000 gross tonnage to document and verify their actual annual operational CII achieved against a determined required annual operational CII. Additionally, MEPC 75 proposed draft amendments requiring that, on or before January 1, 2023, all ships above 400 gross tonnage must have an approved SEEMP on board.  For ships above 5,000 gross tonnage, the SEEMP would need to include certain mandatory content. The draft amendments introduced at MEPC 75 may be adopted at the MEPC 76 session, to be held during 2021.

We may incur significant costs to comply with these revised standards, including the need to modify our vessels or engines to consume alternative fuels. Additional or new conventions, laws and regulations may be adopted that could require the installation of expensive emission control systems or engine power limitation (EPL) systems to reduce fuel use and carbon emissions, each of which could adversely affect our business, results of operations, cash flows and financial condition.

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

Regulation II-1/3-10 of the SOLAS Convention governs ship construction and stipulates that ships over 150 meters in length must have adequate strength, integrity and stability to minimize risk of loss or pollution. Goal-based standards amendments in SOLAS regulation II-1/3-10 entered into force in 2012, with July 1, 2016 set for application to new oil tankers and bulk carriers. The SOLAS Convention regulation II-1/3-10 on goal-based ship construction standards for bulk carriers and oil tankers, which entered into force on January 1, 2012, requires that all oil tankers and bulk carriers of 150 meters in length and above, for which the building contract is placed on or after July 1, 2016, satisfy applicable structural requirements conforming to the functional requirements of the International Goal-based Ship Construction Standards for Bulk Carriers and Oil Tankers (“GBS Standards”).

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

Pollution Control and Liability Requirements

The IMO has negotiated international conventions that impose liability for pollution in international waters and the territorial waters of the signatories to such conventions. For example, the IMO adopted an International Convention for the Control and Management of Ships’ Ballast Water and Sediments (the “BWM Convention”) in 2004. The BWM Convention entered into force on September 8, 2017. The BWM Convention requires ships to manage their ballast water to remove, render harmless, or avoid the uptake or discharge of new or invasive aquatic organisms and pathogens within ballast water and sediments. The BWM Convention’s implementing regulations call for a phased introduction of mandatory ballast water exchange requirements, to be replaced in time with mandatory concentration limits, and require all ships to carry a ballast water record book and an international ballast water management certificate.

On December 4, 2013, the IMO Assembly passed a resolution revising the application dates of the BWM Convention so that the dates are triggered by the entry into force date and not the dates originally in the BWM Convention. This, in effect, makes all vessels delivered before the entry into force date “existing vessels” and allows for the installation of ballast water management systems on such vessels at the first International Oil Pollution Prevention (“IOPP”) renewal survey following entry into force of the convention. The MEPC adopted updated guidelines for approval of ballast water management systems (G8) at MEPC 70. At MEPC 71, the schedule regarding the BWM Convention’s implementation dates was also discussed and amendments were introduced to extend the date existing vessels are subject to certain ballast water standards. Those changes were adopted at MEPC 72. Ships over 400 gross tons generally must comply with a “D-1 standard,” requiring the exchange of ballast water only in open seas and away from coastal waters. The “D-2 standard” specifies the maximum amount of viable organisms allowed to be discharged, and compliance dates vary depending on the IOPP renewal dates. Depending on the date of the IOPP renewal survey, existing vessels must comply with the D-2 standard on or after September 8, 2019. For most ships, compliance with the D-2 standard will involve installing on-board systems to treat ballast water and eliminate unwanted organisms. Ballast water management systems, which include systems that make use of chemical, biocides, organisms or biological mechanisms, or which alter the chemical or physical characteristics of the ballast water, must be approved in accordance with IMO Guidelines (Regulation D-3). As of October 13, 2019, MEPC 72’s amendments to the BWM Convention took effect, making the Code for Approval of Ballast Water Management Systems, which governs assessment of ballast water management systems, mandatory rather than permissive, and formalized an implementation schedule for the D-2 standard. Under these amendments, all ships must meet the D-2 standard by September 8, 2024. Costs of compliance with these regulations may be substantial. Additionally, in November 2020, MEPC 75 adopted amendments to the BWM Convention which would require a commissioning test of the ballast water management system for the initial survey or when performing an additional survey for retrofits. This analysis will not apply to ships that already have an installed BWM system certified under the BWM Convention. These amendments are expected to enter into force on June 1, 2022.

Once mid-ocean exchange ballast water treatment requirements become mandatory under the BWM Convention, the cost of compliance could increase for ocean carriers and may have a material effect on our operations. However, many countries already regulate the discharge of ballast water carried by vessels from country to country to prevent the introduction of invasive and harmful species via such discharges. The U.S., for example, requires vessels entering its waters from another country to conduct mid-ocean ballast exchange, or undertake some alternate measure, and to comply with certain reporting requirements.

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

The Protocol Relating to Intervention on the High Seas in Cases of Pollution by Substances other than Oil 1973 (the “Intervention Protocol”) applies if there is a casualty involving a ship carrying LNG or LPG. The Intervention Protocol grants coastal states the right to intervene to prevent, mitigate or eliminate the danger of ‘substances other than oil’, including LNG and LPG, after consulting with other states affected and independent IMO-approved experts. The cost of such measures can usually be recovered by the governmental authority against the shipowner under national law.

Ships are required to maintain a certificate attesting that they maintain adequate insurance to cover an incident. In jurisdictions, such as the United States where the Bunker Convention has not been adopted, various legislative schemes or common law govern, and liability is imposed either on the basis of fault or on a strict-liability basis.

Anti-Fouling Requirements

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

In November 2020, MEPC 75 approved draft amendments to the Anti-fouling Convention to prohibit anti-fouling systems containing cybutryne, which would apply to ships from January 1, 2023, or, for ships already bearing such an anti-fouling system, at the next scheduled renewal of the system after that date, but no later than 60 months following the last application to the ship of such a system. These amendments may be formally adopted at MEPC 76 in 2021.

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

In 2012, MEPC adopted a resolution amending the International Code for the Construction of Equipment of Ships Carrying Dangerous Chemicals in Bulk, or the IBC Code. The provisions of the IBC Code are mandatory under MARPOL and the SOLAS Convention. These amendments, which entered into force in June 2014 and took effect on January 1, 2021, pertain to revised international certificates of fitness for the carriage of dangerous chemicals in bulk and identifying new products that fall under the IBC Code. In May 2014, additional amendments to the IBC Code were adopted that became effective in January 2016. These amendments pertain to the installation of stability instruments and cargo tank purging. Our ECO VLGCs are equipped with stability instruments and cargo tank purging. We may need to make certain minor financial expenditures to comply with these amendments for our three modern 82,000 cbm VLGCs.

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

The 2010 Deepwater Horizon oil spill in the Gulf of Mexico resulted in additional regulatory initiatives or statutes, including higher liability caps under OPA, new regulations regarding offshore oil and gas drilling and a pilot inspection program for offshore facilities.  However, several of these initiatives and regulations have been or may be revised. For example, the U.S. Bureau of Safety and Environmental Enforcement’s (“BSEE”) revised Production Safety Systems Rule (“PSSR”), effective December 27, 2018, modified and relaxed certain environmental and safety protections under the 2016 PSSR. Additionally, the BSEE amended the Well Control Rule, effective July 15, 2019, which rolled back certain reforms regarding the safety of drilling operations, and former U.S. President Trump had proposed leasing new sections of U.S. waters to oil and gas companies for offshore drilling. The effects of these proposals and changes are currently unknown, and recently, current U.S. President Biden signed an executive order temporarily blocking new leases for oil and gas drilling in federal waters. Compliance with any new requirements of OPA and future legislation or regulations applicable to the operation of our vessels could impact the cost of our operations and adversely affect our business.

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

The U.S. Clean Water Act (“CWA”) prohibits the discharge of oil, hazardous substances and ballast water in U.S. navigable waters unless authorized by a duly-issued permit or exemption, and imposes strict liability in the form of penalties for any unauthorized discharges. The CWA also imposes substantial liability for the costs of removal, remediation and damages and complements the remedies available under OPA and CERCLA. In 2015, the EPA expanded the definition of “waters of the United States” (“WOTUS”), thereby expanding federal authority under the CWA. Following litigation on the revised WOTUS rule, in December 2018, the EPA and Department of the Army proposed a revised, limited definition of “waters of the United States.” The proposed rule was published in the Federal Register on February 14, 2019 and was subject to public comment. On October 22, 2019, the agencies published a final rule repealing the 2015 Rule defining “waters of the United States” and recodified the regulatory text that existed prior to the 2015 Rule. The final rule became effective on December 23, 2019. On January 23, 2020, the EPA published the “Navigable Waters Protection Rule,” which replaces the rule published on October 22, 2019, and redefines “waters of the United States.” This rule became effective on June 22, 2020, although the effective date has been stayed in at least one U.S. state pursuant to court order. The effect of this rule is currently unknown.

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

On September 15, 2020, the European Parliament voted to include greenhouse gas emissions from the maritime sector in the European Union’s carbon market from 2022. This will require shipowners to buy permits to cover these emissions. Contingent on another formal approval vote, specific regulations are forthcoming and are expected to be proposed in 2021.

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

Greenhouse Gas Regulation

Currently, the emissions of greenhouse gases from international shipping are not subject to the Kyoto Protocol to the United Nations Framework Convention on Climate Change, which entered into force in 2005 and pursuant to which adopting countries have been required to implement national programs to reduce greenhouse gas emissions with targets extended through 2020. International negotiations are continuing with respect to a successor to the Kyoto Protocol, and restrictions on shipping emissions may be included in any new treaty. In December 2009, more than 27 nations, including the U.S. and China, signed the Copenhagen Accord, which includes a non-binding commitment to reduce greenhouse gas emissions. The 2015 United Nations Climate Change Conference in Paris resulted in the Paris Agreement, which entered into force on November 4, 2016 and does not directly limit greenhouse gas emissions from ships. The U.S. initially entered into the agreement, but on June 1, 2017, former U.S. President Trump announced that the United States intends to withdraw from the Paris Agreement, and the withdrawal became effective on November 4, 2020. On January 20, 2021, U.S. President Biden signed an executive order to rejoin the Paris Agreement, which the U.S. officially rejoined on February 19, 2021.

On April 22, 2021, U.S. President Biden also announced a new target for the U.S. to achieve a 50-52% reduction from 2005 levels in economy-wide net greenhouse pollution by 2030.

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

The EU made a unilateral commitment to reduce overall greenhouse gas emissions from its member states from 20% of 1990 levels by 2020. The EU also committed to reduce its emissions by 20% under the Kyoto Protocol’s second period from 2013 to 2020. Starting in January 2018, large ships over 5,000 gross tonnage calling at EU ports are required to collect and publish data on carbon dioxide emissions and other information. As previously discussed, regulations relating to the inclusion of greenhouse gas emissions from the maritime sector in the European Union’s carbon market are also forthcoming.

In the United States, the EPA issued a finding that greenhouse gases endanger the public health and safety, adopted regulations to limit greenhouse gas emissions from certain mobile sources and proposed regulations to limit greenhouse gas emissions from large stationary sources. However, in March 2017, former U.S. President Trump signed an executive order to review and possibly eliminate the EPA’s plan to cut greenhouse gas emissions, and in August 2019, the Administration announced plans to weaken regulations for methane emissions. On August 13, 2020, the EPA released rules rolling back standards to control methane and volatile organic compound emissions from new oil and gas facilities.  However, U.S. President Biden recently directed the EPA to publish a proposed rule suspending, revising, or rescinding certain of these rules. The EPA or individual U.S. states could enact environmental regulations that would affect our operations.

Any passage of climate control legislation or other regulatory initiatives by the IMO, the EU, the U.S. or other countries where we operate, or any treaty adopted at the international level to succeed the Kyoto Protocol or Paris Agreement, that restricts emissions of greenhouse gases could require us to make significant financial expenditures which we cannot predict with certainty at this time. We have signed contracts with manufacturers and a qualified system installers for the purchase and installation of scrubbers on ten of our vessels, of which nine have been installed as of June 1, 2021, with the tenth expected to be completed in June 2021. In addition to the added costs, the concern over climate change and regulatory measures to reduce greenhouse gas emissions may reduce global demand for oil and oil products, which would have an adverse effect on our business, financial results and cash flows.

Even in the absence of climate control legislation, our business may be indirectly affected to the extent that climate change may result in sea level changes or certain weather events. In addition, there may be significant physical effects of climate change from greenhouse gas emissions that have the potential to negatively impact our customers, personnel, and physical assets any of which could adversely impact the demand for our services or our ability to recruit personnel.

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

We seek to manage exposure to losses from the above-described environmental and vessel security laws through our development of appropriate risk management programs, including compliance programs, safety management systems and insurance programs, as applicable.

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

Shipping income attributable to transportation exclusively between non-United States ports will be considered to be 100% derived from sources entirely outside the United States. Shipping income derived from sources outside the United States will not be subject to any United States federal income tax.

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

B)	its shares are "primarily and regularly traded on an established securities market" in a qualified foreign country or in the United States, to which we refer as the "Publicly-Traded Test."

The Republic of The Marshall Islands, the jurisdiction where we and our ship-owning subsidiaries are incorporated, has been officially recognized by the United States Internal Revenue Service, or the IRS, as a qualified foreign country that grants the requisite "equivalent exemption" from tax in respect of each category of shipping income we earn and currently expect to earn in the future. Therefore, we will be exempt from United States federal income taxation with respect to our United States source shipping income if we satisfy either the 50% Ownership Test or the Publicly-Traded Test.

We believe that we satisfy the Publicly-Traded Test, a factual determination made on an annual basis, with respect to our taxable year ended March 31, 2021, and we expect to continue to do so for our subsequent taxable years, and we intend to take this position for United States federal income tax reporting purposes. We do not currently anticipate circumstances under which we would be able to satisfy the 50% Ownership Test.

Publicly-Traded Test

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

The Treasury Regulations also require that with respect to each class of stock relied upon to meet the listing threshold, (i) such class of stock traded on the market, other than in minimal quantities, on at least 60 days during the taxable year or one-sixth of the days in a short taxable year, which we refer to as the "trading frequency test"; and (ii) the aggregate number of shares of such class of stock traded on such market during the taxable year must be at least 10% of the average number of shares of such class of stock outstanding during such year or as appropriately adjusted in the case of a short taxable year, which we refer to as the "trading volume" test. We anticipate that we will satisfy the trading frequency and trading volume tests. Even if this were not the case, the Treasury Regulations provide that the trading frequency and trading volume tests will be deemed satisfied if, as is expected to be the case with our common shares, such class of stock is traded on an established securities market in the United States and such shares are regularly quoted by dealers making a market in such shares.

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

In the event the 5% Override Rule is triggered, the Treasury Regulations provide that the 5% Override Rule will nevertheless not apply if we can establish that within the group of 5% Shareholders, qualified shareholders (as defined for purposes of Section 883) own sufficient number of shares to preclude non-qualified shareholders in such group from owning 50% or more of our common shares for more than half the number of days during the taxable year.

We believe that we satisfy the Publicly-Traded Test and will not be subject to the 5% Override Rule for taxable year ended March 31, 2021 and we also expect to continue to do so for our subsequent taxable years. However, there are factual circumstances beyond our control that could cause us to lose the benefit of the Section 883 exemption. For example, we may no longer qualify for Section 883 exemption for a particular taxable year if 5% Shareholders were to own, in the aggregate, 50% or more of our outstanding common shares on more than half the days of the taxable year, unless we could establish that within the group of 5% Shareholders, qualified shareholders own sufficient number of our shares to preclude the non-qualified shareholders in such group from owning 50% or more of our common shares for more than half the number of days during the taxable year. Under the Treasury Regulations, we would have to satisfy certain substantiation requirements regarding the identity of our shareholders. These requirements are onerous and there is no assurance that we would be able to satisfy them. Given the factual nature of the issues involved, we can give no assurances in regards of our or our subsidiaries' qualification for the Section 883 exemption.

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

Our United States source shipping income would be considered "effectively connected" with the conduct of a United States trade or business only if:

●	we have, or are considered to have, a fixed place of business in the United States involved in the earning of United States source shipping income; and

●	substantially all of our United States source shipping income is attributable to regularly scheduled transportation, such as the operation of a vessel that follows a published schedule with repeated sailings at regular intervals between the same points for voyages that begin or end in the United States.

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

Dividends paid on our common shares to certain non-corporate United States Holders will generally be treated as "qualified dividend income" that is taxable to such United States Holders at preferential tax rates provided that (1) the common shares are readily tradable on an established securities market in the United States (such as the NYSE, on which our common shares will be traded), (2) the shareholder has owned the common stock for more than 60 days in the 121-day period beginning 60 days before the date on which the common stock becomes ex-dividend, and (3) we are not a passive foreign investment company for the taxable year during which the dividend is paid or the immediately preceding taxable year.

There is no assurance that any dividends paid on our common shares will be eligible for these preferential rates in the hands of such non-corporate United States Holders, although, as described above, we expect such dividends to be so eligible provided an eligible non-corporate United States Holder meets all applicable requirements and we are not a passive foreign passive investment company in the taxable year during which the dividend is paid or the immediately preceding taxable year. Any dividends paid by us which are not eligible for these preferential rates will be taxed as ordinary income to a non-corporate United States Holder.

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

Sale, Exchange or Other Disposition of Common Shares

Assuming we do not constitute a passive foreign investment company for any taxable year, a United States Holder generally will recognize taxable gain or loss upon a sale, exchange or other disposition of our common shares in an amount equal to the difference between the amount realized by the United States Holder from such sale, exchange or other disposition and the United States Holder's tax basis in such shares. Such gain or loss will be treated as long-term capital gain or loss if the United States Holder's holding period is greater than one year at the time of the sale, exchange or other disposition. Such capital gain or loss will generally be treated as United States source income or loss, as applicable, for United States foreign tax credit purposes. Long-term capital gains of certain non-corporate United States Holders are currently eligible for reduced rates of taxation. A United States Holder's ability to deduct capital losses is subject to certain limitations.

Passive Foreign Investment Company Status and Significant Tax Consequences

Special United States federal income tax rules apply to a United States Holder that holds shares in a foreign corporation classified as a "passive foreign investment company," or a PFIC, for United States federal income tax purposes. In general, we will be treated as a PFIC with respect to a United States Holder if, for any taxable year in which such holder holds our common shares, either:

●	at least 75% of our gross income for such taxable year consists of passive income (e.g., dividends, interest, capital gains and rents derived other than in the active conduct of a rental business); or

●	at least 50% of the average value of our assets during such taxable year produce, or are held for the production of, passive income.

For purposes of determining whether we are a PFIC, we will be treated as earning and owning our proportionate share of the income and assets, respectively, of any of our ship-owning subsidiaries in which we own at least 25% of the value of the subsidiary's stock. Income earned, or deemed earned, by us in connection with the performance of services would not constitute passive income. By contrast, rental income would generally constitute "passive income" unless we were treated under specific rules as deriving our rental income in the active conduct of a trade or business.

We believe that income we earn from the voyage charters, and also from time charters, for the reasons discussed below, will be treated as active income for PFIC purposes and as a result, we intend to take the position that we satisfy the 75% income test for our taxable year ended March 31, 2021.

As of the date of this Annual Report, we have taken delivery of all of the vessels under our newbuilding contracts. Accordingly, based on our current and anticipated operations, we do not believe that we will be treated as a PFIC for our taxable year ended March 31, 2021, or subsequent taxable years, and we intend to take such position for our United States federal income tax reporting purposes. Our belief is based principally on the position that the gross income we derive from our voyage or time chartering activities should constitute services income, rather than rental income. Accordingly, such income should not constitute passive income, and the assets that we own and operate in connection with the production of such income, in particular, the vessels, should not constitute passive assets for purposes of determining whether we are a PFIC. There is substantial legal authority supporting this position consisting of case law and IRS pronouncements concerning the characterization of income derived from time charters as services income for other tax purposes. However, there is also authority which characterizes time charter income as rental income rather than services income for other tax purposes. Accordingly, no assurance can be given that the IRS or a court of law will accept this position, and there is a risk that the IRS or a court of law could determine that we are a PFIC. In addition, although we intend to conduct our affairs in a manner to avoid being classified as a PFIC with respect to any taxable year, we cannot assure you that the nature of our operations will not change in the future.

As discussed more fully below, for any taxable year in which we are, or were to be treated as, a PFIC, a United States Holder would be subject to different taxation rules depending on whether the United States Holder makes an election to treat us as a "Qualified Electing Fund," which election we refer to as a "QEF election." As an alternative to making a QEF election, a United States Holder should be able to make a "mark-to-market" election with respect to our common shares, as discussed below. A United States holder of shares in a PFIC will be required to file an annual information return containing information regarding the PFIC as required by applicable Treasury Regulations. We intend to promptly notify our shareholders if we determine we are a PFIC for any taxable year.

Taxation of United States Holders Making a Timely QEF Election

If a United States Holder makes a timely QEF election, which United States Holder we refer to as an "Electing Holder," the Electing Holder must report for United States federal income tax purposes its pro rata share of our ordinary earnings and net capital gain, if any, for each of our taxable years during which we are a PFIC that ends with or within the taxable year of the Electing Holder, regardless of whether distributions were received from us by the Electing Holder. No portion of any such inclusions of ordinary earnings will be treated as "qualified dividend income." Net capital gain inclusions of certain non-corporate United States Holders would be eligible for preferential capital gains tax rates. The Electing Holder's adjusted tax basis in the common shares will be increased to reflect any income included under the QEF election. Distributions of previously taxed income will not be subject to tax upon distribution but will decrease the Electing Holder's tax basis in the common shares. An Electing Holder would not, however, be entitled to a deduction for its pro rata share of any losses that we incur with respect to any taxable year. An Electing Holder would generally recognize capital gain or loss on the sale, exchange or other disposition of our common shares. A United States Holder would make a timely QEF election for our common shares by filing one copy of IRS Form 8621 with his United States federal income tax return for the first year in which he held such shares when we were a PFIC. If we take the position that we are not a PFIC for any taxable year, and it is later determined that we were a PFIC for such taxable year, it may be possible for a United States Holder to make a retroactive QEF election effective for such year. If we determine that we are a PFIC for any taxable year, we will provide each United States Holder with all necessary information required for the United States Holder to make the QEF election and to report its pro rata share of our ordinary earnings and net capital gain, if any, for each of our taxable years during which we are a PFIC that ends with or within the taxable year of the Electing Holder as described above.

Taxation of United States Holders Making a "Mark-to-Market" Election

Alternatively, for any taxable year in which we determine that we are a PFIC, and, assuming as we anticipate will be the case, our shares are treated as "marketable stock," a United States Holder would be allowed to make a "mark-to-market" election with respect to our common shares, provided the United States Holder completes and files IRS Form 8621 in accordance with the relevant instructions and related Treasury Regulations. If that election is made, the United States Holder generally would include as ordinary income in each taxable year the excess, if any, of the fair market value of the common shares at the end of the taxable year over such Holder's adjusted tax basis in the common shares. The United States Holder would also be permitted an ordinary loss in respect of the excess, if any, of the United States Holder's adjusted tax basis in the common shares over its fair market value at the end of the taxable year, but only to the extent of the net amount previously included in income as a result of the mark-to-market election. A United States Holder's tax basis in his common shares would be adjusted to reflect any such income or loss amount recognized. In a year when we are a PFIC, any gain realized on the sale, exchange or other disposition of our common shares would be treated as ordinary income, and any loss realized on the sale, exchange or other disposition of the common shares would be treated as ordinary loss to the extent that such loss does not exceed the net mark-to-market gains previously included by the United States Holder.

Taxation of United States Holders Not Making a Timely QEF or Mark- to-Market Election

For any taxable year in which we determine that we are a PFIC, a United States Holder who does not make either a QEF election or a "mark-to-market" election for that year, whom we refer to as a "Non-Electing Holder," would be subject to special rules with respect to (i) any excess distribution (i.e., the portion of any distributions received by the Non-Electing Holder on the common shares in a taxable year in excess of 125% of the average annual distributions received by the Non-Electing Holder in the three preceding taxable years, or, if shorter, the Non-Electing Holder's holding period for the common shares), and (ii) any gain realized on the sale, exchange or other disposition of our common shares. Under these special rules:

●	the excess distribution or gain would be allocated ratably over the Non-Electing Holder's aggregate holding period for the common shares;

●	the amount allocated to the current taxable year, and any taxable year prior to the first taxable year in which we were a PFIC, would be taxed as ordinary income and would not be "qualified dividend income"; and

●	the amount allocated to each of the other taxable years would be subject to tax at the highest rate of tax in effect for the applicable class of taxpayer for that year, and an interest charge for the deemed tax deferral benefit would be imposed with respect to the resulting tax attributable to each such other taxable year.

United States Federal Income Taxation of "Non-United States Holders"

As used herein, the term "Non-United States Holder" means a holder that, for United States federal income tax purposes, is a beneficial owner of common shares (other than a partnership) that is not a United States Holder.

If a partnership holds our common shares, the tax treatment of a partner will generally depend upon the status of the partner and upon the activities of the partnership. If you are a partner in a partnership holding our common shares, you are encouraged to consult your tax advisor.

Dividends on Common Shares

Subject to the discussion of backup withholding below, a Non-United States Holder generally will not be subject to United States federal income or withholding tax on dividends received from us with respect to our common shares, unless:

●	the dividend income is effectively connected with the Non-United States Holder's conduct of a trade or business in the United States; or

●	the Non-United States Holder is an individual who is present in the United States for 183 days or more during the taxable year of receipt of the dividend income and other conditions are met.

Sale, Exchange or Other Disposition of Common Shares

Subject to the discussion of backup withholding below, a Non-United States Holder generally will not be subject to United States federal income or withholding tax on any gain realized upon the sale, exchange or other disposition of our common shares, unless:

●	the gain is effectively connected with the Non-United States Holder's conduct of a trade or business in the United States; or

●	the Non-United States Holder is an individual who is present in the United States for 183 days or more during the taxable year of disposition and other conditions are met.

Income or Gains Effectively Connected with a United States Trade or Business

If the Non-United States Holder is engaged in a United States trade or business for United States federal income tax purposes, dividends on our common shares and gain from the sale, exchange or other disposition of our common shares, that are effectively connected with the conduct of that trade or business (and, if required by an applicable income tax treaty, is attributable to a United States permanent establishment), will generally be subject to regular United States federal income tax in the same manner as discussed in the previous section relating to the taxation of United States Holders. In addition, in the case of a corporate Non-United States Holder, its earnings and profits that are attributable to the effectively connected income, which are subject to certain adjustments, may be subject to an additional branch profits tax at a rate of 30%, or at a lower rate as may be specified by an applicable United States income tax treaty.

Backup Withholding and Information Reporting

In general, dividend payments, or other taxable distributions, and the payment of the gross proceeds on a sale of our common shares, made within the United States to a non-corporate United States Holder will be subject to information reporting. Such payments or distributions may also be subject to backup withholding if the non-corporate United States Holder:

●	fails to provide an accurate taxpayer identification number;

●	is notified by the IRS that it has have failed to report all interest or dividends required to be shown on its federal income tax returns; or

●	in certain circumstances, fails to comply with applicable certification requirements.

Non-United States Holders may be required to establish their exemption from information reporting and backup withholding with respect to dividends payments or other taxable distribution on our common shares by certifying their status on an appropriate IRS Form W-8. If a Non-United States Holder sells our common shares to or through a United States office of a broker, the payment of the proceeds is subject to both United States backup withholding and information reporting unless the Non-United States Holder certifies that it is a non-United States person, under penalties of perjury, or it otherwise establish an exemption. If a Non-United States Holder sells our common shares through a Non-United States office of a Non-United States broker and the sales proceeds are paid outside the United States, then information reporting and backup withholding generally will not apply to that payment. However, United States information reporting requirements, but not backup withholding, will apply to a payment of sales proceeds, even if that payment is made outside the United States, if a Non-United States Holder sells our common shares through a Non-United States office of a broker that is a United States person or has some other contacts with the United States. Such information reporting requirements will not apply, however, if the broker has documentary evidence in its records that the Non-United States Holder is not a United States person and certain other conditions are met, or the Non-United States Holder otherwise establishes an exemption.

Backup withholding is not an additional tax. Rather, a refund may generally be obtained of any amounts withheld under backup withholding rules that exceed the taxpayer's United States federal income tax liability by filing a timely refund claim with the IRS.

Individuals who are United States Holders (and to the extent specified in applicable Treasury regulations, Non-United States Holders and certain United States entities) who hold "specified foreign financial assets" (as defined in Section 6038D of the Code) are required to file IRS Form 8938 with information relating to the asset for each taxable year in which the aggregate value of all such assets exceeds $75,000 at any time during the taxable year or $50,000 on the last day of the taxable year (or such higher dollar amount as prescribed by applicable Treasury Regulations). Specified foreign financial assets would include, among other assets, our common shares, unless the common shares are held in an account maintained with a United States financial institution. Substantial penalties apply to any failure to timely file IRS Form 8938, unless the failure is shown to be due to reasonable cause and not due to willful neglect. Additionally, in the event an individual United States Holder (and to the extent specified in applicable Treasury Regulations, a Non-United States Holder or a United States entity) that is required to file IRS Form 8938 does not file such form, the statute of limitations on the assessment and collection of United States federal income taxes of such holder for the related tax year may not close until three years after the date that the required information is filed. United States Holders (including United States entities) and Non-United States Holders are encouraged consult their own tax advisors regarding their reporting obligations in respect of our common shares.

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

Risks Relating to Our Company

We and the Helios Pool operate exclusively in the LPG shipping industry. Due to the general lack of industry diversification, adverse developments in the LPG shipping industry may adversely affect our business, financial condition and operating results.

We currently rely exclusively on the cash flow generated from the vessels in our fleet, all of which are VLGCs operating in the LPG shipping industry (including through the Helios Pool). Unlike some other shipping companies, which have vessels of varying sizes that can carry different cargoes, such as containers, dry bulk, crude oil and oil products, we depend and may to continue to depend exclusively on VLGCs transporting LPG. Similarly, the Helios Pool also depends exclusively on the cash flow generated from VLGCs operating in the LPG shipping industry. General lack of industry diversification makes us vulnerable to adverse developments in the LPG shipping industry, which would have a significantly greater impact on our business, financial condition and operating results than such lack of diversification would if we or the Helios Pool owned and operated more diverse assets or engaged in more diverse lines of business.

Seasonal and other fluctuations in respect of spot market charter rates have had in the past and may have in the future a negative effect on our revenues, results of operations and cash flows.

As of the date of this annual report, twenty-one vessels from our fleet, including the time chartered-in vessel, operate in the Helios Pool, which employs vessels on short-term time charters, COAs, or in the spot market, the latter of which exposes us to fluctuations in spot market charter rates. We also employ two of our VLGCs on fixed time charters outside of the Helios Pool. As these fixed time charters expire, we may employ these vessels in the spot market.

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

The spot charter market may fluctuate significantly based upon LPG and LPG vessel supply and demand. The successful operation of our vessels in the competitive spot charter market depends on, among other things, obtaining profitable spot charters and minimizing, to the extent possible, time spent waiting for charters and time spent traveling in ballast to pick up cargo. The spot market is very volatile and there have been and will be periods when spot charter rates decline below the operating cost of vessels. If future spot charter rates decline, we may be unable to operate our vessels trading in the spot market profitably, meet our obligations, including payments on indebtedness, or pay dividends in the future. Furthermore, as charter rates for spot charters are fixed for a single voyage which may last up to several weeks, during periods in which spot charter rates are rising, we will generally experience delays in realizing the benefits from such increases. If spot charter rates decline in the future, then we may not be able to profitably operate our vessels trading in the spot market or participating in the Helios Pool; meet our obligations, including payments on indebtedness; or pay dividends.

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

As of June 1, 2021, twenty-one of our vessels, including the time chartered-in vessel, are operating within the Helios Pool, which employs vessels on short-term time charters, COAs, or in the spot market, and two of our vessels are on fixed time charters outside of the Helios Pool that expire between the first calendar quarter of 2022 and the fourth calendar quarter of 2022. We cannot assure you that we will be successful in finding employment for our vessels in the spot market, on time charters or otherwise, or that any employment will be at profitable rates. Moreover, as vessels entered into the Helios Pool are commercially managed by our wholly-owned subsidiary and Phoenix, we also cannot assure you that we or they will be successful in finding employment for the vessels in the Helios Pool or that any employment will be profitable. Any inability to locate suitable employment for our vessels or the vessels in the Helios Pool could affect our general financial condition, results of operation and cash flow as well as the availability of financing.

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

The process of obtaining new charter agreements is highly competitive and generally involves an intensive screening and competitive bidding process, which, in certain cases, extends for several months. Contracts in the time charter market are awarded based upon a variety of factors, including:

●	the size, age, fuel efficiency, and condition of a vessel;

●	the operator's industry relationships, experience and reputation for customer service, quality operations and safety;

●	the quality, experience and technical capability of the crew;

●	the experience of the crew with the operator and type of vessel;

●	the operator's relationships with shipyards and the ability to get suitable berths;

●	the operator's construction management experience, including the ability to obtain on-time delivery of new vessels according to customer specifications; and

●	the operator's willingness to accept operational risks pursuant to the charter, such as allowing termination of the charter for force majeure events.

Contracts in the spot market are awarded based upon a variety of factors as well, and include:

●	the location of the vessel; and

●	competitiveness of the bid in terms of overall price.

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

We have entered into, and expect to enter into in the future, various contracts, including charter agreements, COAs, shipbuilding contracts, credit facilities and financing arrangements, including leasing arrangements, that subject us to counterparty risks. Similarly, the Helios Pool has entered into, and expects to enter into in the future, various contracts, including charters and COAs, that subject it to counterparty risks. The ability and willingness of our and the Helios Pool’s counterparties to perform their obligations under any contract will depend on a number of factors that are beyond our control and may include, among other things, general economic conditions, the condition of the maritime and LPG industries, the overall financial condition of the counterparty, charter rates for specific types of vessels, and various expenses. For example, a reduction of cash flow resulting from declines in world trade or the lack of availability of debt or equity financing may result in a significant reduction in the ability of our charterers or the Helios Pool’s charterers to make required charter payments. In addition, in depressed market conditions, charterers and customers may no longer need a vessel that is then under charter or contract or may be able to obtain a comparable vessel at lower rates. As a result, charterers and customers may seek to renegotiate the terms of their existing charter agreements or avoid their obligations under those contracts. Should a counterparty fail to honor its obligations under agreements with us or the Helios Pool, we could sustain significant losses and a significant reduction in the charter hire we earn from the Helios Pool, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We expect to be dependent on a limited number of customers for a material part of our revenues, and failure of such customers to meet their obligations could cause us to suffer losses or negatively impact our results of operations and cash flows.

For the year ended March 31, 2021, the Helios Pool accounted for 93% of our total revenues. No other individual charterer accounted for more than 10%. Within the Helios Pool, one charterer represented 16% of net pool revenues—related party, for the year ended March 31, 2021. We expect that a material portion of our revenues will continue to be derived from a limited number of customers. The ability of each of our customers to perform their obligations under a contract with us will depend on a number of factors that are beyond our control. Should the aforementioned customers fail to honor their obligations under agreements with us or the Helios Pool, we could sustain material losses that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Restrictions on VLGC transits and increased toll charges at the Panama Canal may have an adverse effect on our results of operations.

In June 2016, the expansion of the Panama Canal, or the Canal, was completed. The new locks allow the Canal to accommodate significantly larger vessels, including VLGCs, which we operate. Since the completion of the Canal, transit from the United States Gulf to Asia, an important trade route for our customers, has been shortened by approximately 15 days compared to transiting via the Cape of Good Hope. According to industry sources, over 90% of the US-to-Asia LPG voyages had switched to the Canal by November 2016. In response, Panamanian authorities increased tolls for VLGCs crossing the Canal by approximately 29% in October 2017. Additionally, the Panamanian authorities increased the toll by 15% in April 2020. Finally, the Panama Canal Authorities decreed that the slots for transit by VLGCs could only be reserved up to 14 days in advance of a proposed transit. This change has resulted in longer wait times and resales of slots among VLGC operators at significantly higher rates than those charged by the Panama Canal Authority.  These restrictions have added waiting time to transits, which is typically not paid for by charterers. If subsequent decisions by the Panamanian authorities result in increased rates or additional waiting time for our VLGCs to cross the Canal and these factors are not reflected in charter rates, it may have an adverse effect on our results of operations and cash flows.

Our indebtedness and financial obligations may adversely affect our operational flexibility and financial condition.

As of March 31, 2021, we had outstanding indebtedness of $602.1 million, of which $534.3 million is hedged or fixed. Amounts owed under our current credit facility and financing arrangements, and any future credit facilities or financing arrangements, will require us to dedicate a part of our cash flow from operations to paying interest and principal payments, as applicable. These payments will limit funds available for working capital, capital expenditures, acquisitions, dividends, stock repurchases and other purposes and may also limit our ability to undertake further equity or debt financing in the future. Our indebtedness and obligations under our financing arrangements also increase our vulnerability to general adverse economic and industry conditions, limits our flexibility in planning for and reacting to changes in the industry, and places us at a disadvantage to other, less leveraged, competitors.

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

We expect our earnings and cash flow to vary from year to year mainly due to the cyclical nature of the LPG shipping industry. If we do not generate or reserve enough cash flow from operations to satisfy our debt or financing obligations, we may have to undertake alternative financing plans, such as:

●	seeking to raise additional capital;
●	refinancing or restructuring our debt or financing obligations;
●	selling our VLGCs; and/or
●	reducing or delaying capital investments.

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

Our debt agreement and financing arrangements contain, and any future debt agreements or financing arrangements are expected to contain, customary covenants and event of default clauses, including cross-default provisions that may be triggered by a default under one of our other contracts or agreements and restrictive covenants and performance requirements, which may affect operational and financial flexibility. Such restrictions could affect, and in many respects limit or prohibit, among other things, our ability to pay dividends, incur additional indebtedness, create liens, sell assets, or engage in mergers or acquisitions. These restrictions could limit our ability to plan for or react to market conditions or meet extraordinary capital needs or otherwise restrict corporate activities. There can be no assurance that such restrictions will not adversely affect our ability to finance our future operations or capital needs.

Our agreements relating to the $758 million debt facility that we entered into in March 2015 with a group of banks and financial institutions, which are secured by, among other things, fifteen of our VLGCs, require us to maintain specified financial ratios and satisfy financial covenants. In June 2015, May 2017, and July 2019, we entered into agreements to amend the $758 million debt facility. Collectively, we refer to the $758 million debt facility and these amendments as the 2015 Facility. In April 2020, we refinanced the commercial tranche of the 2015 Facility pursuant to an Amended and Restated Facility Agreement. As used henceforth, the “2015 AR Facility” shall refer to the 2015 Facility, as amended and restated by the Amended and Restated Facility Agreement. As of March 31, 2021, we were in compliance with the financial and other covenants contained in the 2015 AR Facility. As of June 1, 2021, approximately $385.0 remains outstanding under the 2015 AR Facility.

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

The 2015 AR Facility, which is secured by, among other things, liens on the vessels in our fleet contains various financial covenants, including requirements relating to our financial condition, financial performance and liquidity. For example, we are required to maintain a minimum ratio of the market value of the vessels securing a loan to the principal amount outstanding under such loan. The market value of LPG carriers is sensitive to, among other things, changes in the LPG carrier charter markets, with vessel values deteriorating when LPG carrier charter rates are anticipated to fall and improving when charter rates are anticipated to rise. LPG vessel values remain subject to significant fluctuations. A decline in the fair market values of our vessels could result in us not being in compliance with certain of these loan covenants. Furthermore, if the value of our vessels deteriorates and our estimated future cash flows decrease, we may have to record an impairment adjustment in our financial statements or we may be unable to enter into future financing arrangements acceptable to us or at all, which would adversely affect our financial results and further hinder our ability to raise capital.

If we are unable to comply with any of the restrictions and covenants in our 2015 AR Facility, financing arrangements, or in future debt financing agreements, and we are unable to obtain a waiver or amendment from our lenders or counterparties for such noncompliance, a default could occur under the terms of those agreements. Our ability to comply with these restrictions and covenants, including meeting financial ratios and tests, is dependent on our future performance and may be affected by events beyond our control. If a default occurs under these agreements, lenders could terminate their commitments to lend or in some circumstances accelerate the outstanding loans and declare all amounts borrowed due and payable. Our vessels serve as security under our debt agreement. If our lenders were to foreclose with respect to their liens on our vessels in the event of a default, such foreclosure could impair our ability to continue our operations. In addition, our current debt agreement contains, and future debt agreements are expected to contain, cross-default provisions, meaning that if we are in default under certain of our current or future debt obligations, amounts outstanding under our current or other future debt agreements may also be in default, accelerated and become due and payable. If any of these events occur, we cannot guarantee that our assets will be sufficient to repay in full all of our outstanding indebtedness, and we may be unable to find alternative financing. Even if we could obtain alternative financing, that financing might not be on terms that are favorable or acceptable to us. In addition, if we find it necessary to sell our vessels at a time when vessel prices are low, we will recognize losses and a reduction in our earnings, which could affect our ability to raise additional capital necessary for us to comply with our debt agreement.

We are exposed to volatility in the London Interbank Offered Rate and we have and we intend to selectively enter into derivative contracts, which can result in higher than market interest rates and charges against our income.

The amounts outstanding under our existing credit facility have been advanced at a floating rate based on the London Interbank Offered Rate, or LIBOR, and changes in LIBOR could affect the amount of interest payable on our debt, and, in turn, could have an adverse effect on our earnings and cash flow. In recent years, LIBOR has been at relatively low levels, but it may rise in the future. Our financial condition could be materially adversely affected if LIBOR rises, although only $67.2 million of our total debt of $599.4 million, or 11.2%, is unhedged or unfixed as of June 1, 2021.

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

In addition, the banks currently reporting information used to set LIBOR will likely stop such reporting after 2021, when their commitment to reporting information ends. On November 30, 2020, ICE Benchmark Administration, the administrator of LIBOR, with the support of the United States Federal Reserve and the United Kingdom’s Financial Conduct Authority, announced plans to consult on ceasing publication of U.S. Dollar LIBOR on December 31, 2021 for only the one-week and two-month U.S. Dollar LIBOR tenors, and on June 30, 2023 for all other U.S. Dollar LIBOR tenors. The United States Federal Reserve concurrently issued a statement advising banks to stop new U.S. Dollar LIBOR issuances by the end of 2021. Such announcements indicate that the continuation of LIBOR on the current basis will not be guaranteed after 2021. The Alternative Reference Rate Committee, a committee convened by the U.S. Federal Reserve that includes major market participants, has proposed an alternative rate to replace U.S. Dollar LIBOR: the Secured Overnight Financing Rate, or "SOFR." The impact of such a transition from LIBOR to SOFR would be significant for us because of our substantial indebtedness. Pursuant to our 2015 AR Facility, any alternative basis of interest is to be negotiated and agreed between the applicable lenders under the 2015 AR Facility and us.

We have entered into and may selectively in the future enter into derivative contracts to hedge our overall exposure to interest rate risk related to our credit facility. Entering into swaps and derivatives transactions is inherently risky and presents various possibilities for incurring significant expenses. The derivatives strategies that we employ currently and, in the future, may not be successful or effective, and we could, as a result, incur substantial additional interest costs or losses.

Investments in forward freight derivative instruments could result in losses.

From time to time, we may take hedging or speculative positions in derivative instruments, including freight forward agreements, or FFAs. Upon settlement, if an FFA contracted charter rate is less than the average of the rates, as reported by an identified index, for the specified route and period, the seller of the FFA is required to pay the buyer an amount equal to the difference between the contracted rate and the settlement rate, multiplied by the number of days in the specified period. Conversely, if the contracted rate is greater than the settlement rate, the buyer is required to pay the seller the settlement sum. If we do not correctly anticipate charter rate movements over the specified route and time period when we take positions in FFAs or other derivative instruments, we could suffer losses in the settling or termination of the FFA. This could adversely affect our results of operations and cash flows. As of March 31, 2021, we had no FFAs in our portfolio.

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

As and when market conditions permit, we may prudently grow our fleet. Acquisition opportunities may arise from time to time, and any such acquisition could be significant. Successfully consummating and integrating acquisitions will depend on:

●	locating and acquiring suitable vessels at a suitable price;

●	identifying and completing acquisitions or joint ventures;

●	integrating any acquired vessels or businesses successfully with our existing operations;

●	hiring, training and retaining qualified personnel and crew to manage and operate our growing business and fleet;

●	expanding our customer base; and

●	obtaining required financing.

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

Additionally, the expansion of our fleet may impose significant additional responsibilities on our management and staff, including the management and staff of our in-house commercial and technical managers, and may necessitate that we increase the number of our personnel. Further, there is the risk that we may fail to successfully and timely integrate the operations or management of any acquired businesses or assets and the risk of diverting management's attention from existing operations or other priorities. If we fail to consummate and integrate our acquisitions in a timely and cost-effective manner, our financial condition, results of operations and ability to pay dividends, if any, to our shareholders could be adversely affected. Moreover, we cannot predict the effect, if any, that any announcement or consummation of an acquisition would have on the trading price of our common shares.

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

As and when market conditions permit, we intend to continue to prudently grow our fleet over the long term. We have and may continue to have to invest in upgrading our operating and financial systems. In addition, we may have to recruit additional well-qualified seafarers and shoreside administrative and management personnel. We may not be able to hire suitable employees to the extent we continue to expand our fleet. Our vessels require technically skilled staff with specialized training. If our crewing agents are unable to employ such technically skilled staff, they may not be able to adequately staff our vessels. If we are unable to operate our financial and operations systems effectively or we are unable to recruit suitable employees as we expand our fleet, our results of operation and our ability to expand our fleet may be adversely affected.

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

The drydocking of our vessels requires significant capital expenditures and loss of revenue while our vessels are off-hire. Any significant increase in the number of days of off-hire due to such drydocking or in the costs of any repairs could have a material adverse effect on our business, results of operations, cash flows and financial condition. Although we do not anticipate that more than one vessel will be out of service at any given time, we may underestimate the time required to drydock our vessels, or unanticipated problems may arise.

In addition, although all of our vessels were built within the past fifteen years, we estimate that our vessels have a useful life of 25 years. In general, the costs of maintaining a vessel in good operating condition increase with the age of the vessel. Older vessels are typically less fuel-efficient than more recently constructed vessels due to improvements in engine technology. Cargo insurance rates increase with the age of a vessel, making older vessels less desirable to charterers.

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

According to information contained in public filings, Wellington Management Group LLP; Blackrock, Inc.; John C. Hadjipateras, our Chief Executive Officer, President and Chairman of the Board of Directors; and Kensico Capital Management; as of June 1, 2021, own, or may be deemed to beneficially own, 15.4%, 13.6%, 11.6%, and 10.0%, respectively, of our total shares outstanding. John C. Hadjipateras and Kensico Capital Management are represented on our Board of Directors. As a result of substantial ownership interest along with their or their affiliates’ participation on the Board of Directors, John C. Hadjipateras and Kensico Capital Management (our “Principal Shareholders”) currently have the ability to influence certain actions requiring shareholders' approval, including increasing or decreasing the authorized share capital, the election of directors, declaration of dividends, the appointment of management, and other policy decisions. While any future transaction with our Principal Shareholders or other significant shareholders could benefit us, their interests could at times conflict with the interests of our other shareholders. Conflicts of interest may also arise between us and our Principal Shareholders or their affiliates, which may result in the conclusion of transactions on terms not determined by market forces. Any such conflicts of interest could adversely affect our business, financial condition and results of operations, and the trading price of our common shares. Moreover, the concentration of ownership may delay, deter or prevent acts that would be favored by our other shareholders or deprive shareholders of an opportunity to receive a premium for their shares as part of a sale of our business. Similarly, this concentration of share ownership may adversely affect the trading price of our shares because investors may perceive disadvantages in owning shares in a company with concentrated ownership.

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

Whether we will be treated as a PFIC for our taxable year ended March 31, 2021 and subsequent taxable years will depend upon the nature and extent of our operations. In this regard, we intend to treat the gross income we derive from our voyage and time chartering activities as services income, rather than rental income. Accordingly, such income should not constitute passive income, and the assets that we own and operate in connection with the production of such income, in particular, our vessels, should not constitute passive assets for purposes of determining whether we are a PFIC. There is substantial legal authority supporting this position consisting of case law and the United States Internal Revenue Service, or the IRS, pronouncements concerning the characterization of income derived from time charters as services income for other tax purposes. However, there is also authority which characterizes time charter income as rental income rather than services income for other tax purposes. Accordingly, no assurance can be given that the IRS or a court of law will accept this position, and there is a risk that the IRS or a court of law could determine that we are a PFIC. In addition, although we intend to conduct our affairs in a manner to avoid being classified as a PFIC with respect to any taxable year, we cannot assure you that the nature of our operations will not change in the future.

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

We believe that we qualify, and we expect to qualify, for exemption under Section 883 for our taxable year ended March 31, 2021 and our subsequent taxable years and we intend to take this position for United States federal income tax return reporting purposes. However, there are factual circumstances beyond our control that could cause us to lose the benefit of this tax exemption and thereby become subject to United States federal income tax on our United States source shipping income. For example, we would no longer qualify for exemption under Section 883 of the Code for a particular taxable year if certain "non-qualified" shareholders with a 5% or greater interest in our common shares owned, in the aggregate, 50% or more of our outstanding common shares for more than half the days during the taxable year. Due to the factual nature of the issues involved, there can be no assurances on that we or any of our subsidiaries will qualify for exemption under Section 883 of the Code.

If we or our subsidiaries were not entitled to exemption under Section 883 of the Code for any taxable year based on our failure to satisfy the publicly-traded test, we or our subsidiaries would be subject for such year to an effective 2% United States federal income tax on the gross shipping income we or our subsidiaries derive during the year that is attributable to the transport of cargoes to or from the United States. The imposition of this taxation would have a negative effect on our business and would decrease our earnings available for distribution to our shareholders.

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

The factors that influence demand for our vessels include:

●	global or regional economic, political or geopolitical conditions, including armed conflicts, terrorist activities, embargoes, strikes, tariffs and “trade wars,” particularly in LPG consuming regions;

●	changes in global or general industrial activity specifically in the plastics and chemical industries;

●	changes in the cost of oil and natural gas from which LPG is derived;

●	changes in the consumption of LPG or natural gas due to availability of new, alternative energy sources or changes in the price of LPG or natural gas relative to other energy sources or other factors making consumption of LPG or natural gas less attractive;

●	supply of and demand for LPG products;

●	the development and location of production facilities for LPG products;

●	regional imbalances in production and demand of LPG products;

●	changes in the production levels of crude oil and natural gas (including in particular production by OPEC, the United States and other key producers) and inventories;

●	the distance LPG and LPG products are to be moved by sea;

●	worldwide production of natural gas;

●	availability of competing LPG vessels;

●	availability of alternative transportation means, including pipelines for LPG, which are currently few in number, linking production areas and industrial and residential areas consuming LPG, or the conversion of existing non-petroleum gas pipelines to petroleum gas pipelines in those markets;

●	changes in the price of crude oil and changes to the West Texas Intermediate and Brent Crude Oil pricing benchmarks, and changes in trade patterns;

●	development and exploitation of alternative fuels and non-conventional hydrocarbon production;

●	governmental regulations, including environmental or restrictions on offshore transportation of natural gas;

●	local and international political, economic and weather conditions;

●	economic slowdowns caused by public health events such as the ongoing COVID-19 outbreak;

●	domestic and foreign tax policies;

●	accidents, severe weather, natural disasters and other similar incidents relating to the natural gas industry; and

●	sanctions (in particular sanctions on Iran and Venezuela, among others).

The factors that influence the supply of vessel capacity include:

●	the number of newbuilding deliveries (including the equivalent of 13% of the capacity of the existing LPG capable carrier fleet expected to be delivered by the end of calendar year 2021);

●	the scrapping rate of older vessels;

●	LPG vessel prices, including financing costs and the price of steel, other raw materials and vessel equipment;

●	the availability of shipyards to build LPG vessels when demand is high;

●	changes in environmental and other regulations that may limit the useful lives of vessels;

●	technological advances in LPG vessel design and capacity; and

●	the number of vessels that are out of service.

A significant decline in demand for the seaborne transport of LPG or a significant increase in the supply of LPG vessel capacity without a corresponding growth in LPG vessel demand could cause a significant decline in prevailing charter rates, which could materially adversely affect our financial condition and operating results and cash flow.

Due in part to COVID-19 outbreak as well as actions by OPEC members and other oil producing countries, energy prices declined significantly during calendar year 2020. If the energy price environment remains low for a prolonged period of time, this could materially and adversely affect our business. In April 2020, oil, natural gas and LPG prices reached their lowest levels since 2002. Although energy prices recovered in the last quarter of 2020 from such lows, demand for energy remains below levels before the pandemic. A continuation of current low natural gas and LPG prices could negatively affect us in a number of ways, including the following:

●	a reduction in exploration for or development of new natural gas reserves or projects, or the delay or cancellation of existing projects as energy companies lower their capital expenditures budgets, which may reduce our growth opportunities;

●	a decrease in the expected returns relating to investments in LPG projects;

●	low gas prices globally and/or weak differentials between prices in the Atlantic Basin and the Pacific Basin leading to reduced inter-basin trading of LPG and reduced demand for LPG shipping;

●	lower demand for the types of vessels we own and operate, which may reduce charter rates and revenue available to us upon redeployment of our vessels following the expiration or termination of existing contracts or upon the initial chartering of vessels;

●	customers potentially seeking to renegotiate or terminate existing vessel contracts, or failing to extend or renew contracts upon expiration;

●	the inability or refusal of customers to make charter payments to us due to financial constraints or otherwise; or

●	declines in vessel values, which may result in losses to us upon vessel sales or impairment charges against our earnings and could impact our compliance with the covenants in our loan agreements.

Reduced demand for LPG or LPG fractionation, storage, or shipping, or any reduction or limitation in LPG production capacity, could have a material adverse effect on prevailing charter rates or the market value of our vessels, which could have a material adverse effect on our results of operations and financial condition.

A shift in consumer demand from LPG towards other energy sources or changes to trade patterns may have a material adverse effect on our business.

Substantially all of our earnings are related to the LPG industry. In recent years, there has been a strong supply of natural gas and an increase in the construction of plants and projects involving natural gas, of which LPG is a byproduct. If the supply of natural gas decreases, we may see a concurrent reduction in LPG production and resulting lesser demand and lower charter rates for our vessels and the vessels in the Helios Pool, which could ultimately have a material adverse impact on our revenues, operations and future growth. Additionally, changes in environmental or other legislation establishing additional regulation or restrictions on LPG production and transportation, including the adoption of climate change legislation or regulations, or legislation in the United States placing additional regulation or restrictions on LPG production from shale gas could result in reduced demand for LPG shipping.

A shift in the consumer demand from LPG towards other energy resources such as wind energy, solar energy, or water energy will affect the demand for our LPG carriers. This could have a material adverse effect on our future performance, results of operations, cash flows and financial position.

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

Vessel values are both cyclical and volatile, and may fluctuate due to a number of different factors, including general economic and market conditions affecting the shipping industry; sophistication and condition of the vessels; types and sizes of vessels; competition from other shipping companies; the availability of other modes of transportation; increases in the supply of vessel capacity; charter rates; the cost and delivery of newbuildings; governmental or other regulations; supply of and demand for LPG products; prevailing freight rates; and the need to upgrade secondhand and previously owned vessels as a result of charterer requirements, technological advances in vessel design, equipment propulsion, overall vessel efficiency, or otherwise. In addition, as vessels grow older, they generally decline in value.

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

Currently, eleven of our technically-managed vessels are equipped with scrubbers with an additional vessel expected to complete scrubber-fitting in June 2021 and, as of January 1, 2020, we have transitioned to burning IMO compliant fuels. We have commitments related to scrubbers on an additional two of our VLGCs. We continue to evaluate different options in complying with IMO and other rules and regulations. Since the implementation of the IMO 2020 Regulations five months ago, scrubber-equipped vessels have been permitted to consume high-sulfur fuels instead of low-sulfur fuels. The effect of the implementation of the IMO 2020 Regulations with respect to the availability of high-sulfur fuel around the world is still uncertain; and we cannot guarantee that high-sulfur fuel will not become harder or more expensive to source as a result of such implementation.

In the past, decreases in oil prices in the world markets have caused reduction in the fuel spreads of low-sulfur fuel, which is more expensive than the standard marine fuel containing 3.5% sulfur content. Decrease in the spread between low-sulfur fuel and high-sulfur fuel, or unavailability of high-sulfur fuel at ports on certain trading routes, may cause us to not be as competitive in operating our scrubber-fitted vessels or force us to operate them with compliant fuel. Scarcity in the supply of high-sulfur fuel, or a lower-than anticipated difference in the costs between the two types of fuel, may cause us to fail to recognize anticipated benefits from installing scrubbers.

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

Companies across all industries are facing increasing scrutiny relating to their ESG policies. Investor advocacy groups, certain institutional investors, investment funds, lenders and other market participants are increasingly focused on ESG practices and in recent years have placed increasing importance on the implications and social cost of their investments. The increased focus and activism related to ESG and similar matters may hinder access to capital, as investors and lenders may decide to reallocate capital or to not commit capital as a result of their assessment of a company’s ESG practices. Companies which do not adapt to or comply with investor, lender or other industry shareholder expectations and standards, which are evolving, or which are perceived to have not responded appropriately to the growing concern for ESG issues, regardless of whether there is a legal requirement to do so, may suffer from reputational damage and the business, financial condition, and/or stock price of such a company could be materially and adversely affected. For more information with respect to our ESG efforts, please see Item 1. Business—Our Environmental, Social and Governance Efforts.

We may face increasing pressures from investors, lenders and other market participants, who are increasingly focused on climate change, to prioritize sustainable energy practices, reduce our carbon footprint and promote sustainability. As a result, we may be required to implement more stringent ESG procedures or standards so that our existing and future investors and lenders remain invested in us and make further investments in us, especially given the highly focused and specific trade of LPG transportation in which we are engaged. If we do not meet these standards, our business and/or our ability to access capital could be harmed. In connection with the 2015 AR Facility, the margin applicable to certain new facilities (the “New Facilities”) may be adjusted by up to ten (10) basis points (upwards or downwards) per annum for changes in the average efficiency ratio (“AER”) (which weighs carbon emissions for a voyage against the design deadweight of a vessel and the distance travelled on such voyage) for the vessels in our fleet that are owned or technically managed pursuant to a bareboat charter. (Please see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments— Refinancing of the Commercial Tranche of the 2015 Facility).

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

The global economy faces a number of challenges, including the effects of volatile oil prices, trade tensions between the United States and China and between the United States and the European Union continuing turmoil and hostilities in the Middle East, the Korean Peninsula, North Africa, Venezuela, and other geographic areas and countries, continuing threat of terrorist attacks around the world, continuing instability and conflicts and other recent occurrences in the Middle East and in other geographic areas and countries, continuing economic weakness in the European Union, or the E.U., and stabilizing growth in China, as well as public health concerns stemming from the COVID-19 outbreak. The demand for energy, including oil and gas may be negatively affected by global economic conditions.

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

In China, a transformation of the Chinese economy is underway, as China moves from a production-driven economy towards a service or consumer-driven economy. The Chinese economic transition implies that we do not expect the Chinese economy to return to double digit GDP growth rates in the near term. Furthermore, there is a rising threat of a Chinese financial crisis resulting from massive personal and corporate indebtedness and “trade wars.” The International Monetary Fund has warned that continuing trade tensions, including significant tariff increases, between the United States and China, are expected to result in a cumulative reduction in global GDP. Additionally, following the emergence of COVID-19, industrial activity in China came to a quick halt in early 2020. The outbreak of COVID-19 has continued to be a very negative development for the Chinese economy and has led to an economic contraction. We cannot assure you that the Chinese economy will not continue to contract in the future.

While developments in Europe and China have been without significant immediate impact on our charter rates, an extended period of deterioration in the world economy could reduce the overall demand for our services. Such changes could adversely affect our future performance, results of operations, cash flows and financial position.

Further, governments may turn, and have turned, to trade barriers to protect their domestic industries against foreign imports, thereby depressing shipping demand. For example, there have been continuing trade tensions between the United States and China, including the imposition of tariffs by each country on certain of the other’s goods and products. During 2018 in response to U.S. tariffs on Chinese goods, Chinese imposition of tariffs on U.S. goods included tariffs on U.S. LPG, which have since been relaxed. On January 15, 2020, the United States and China signed a “Phase One” agreement, pursuant to which China agreed to increase purchases and imports of U.S. goods by $200 billion over 2017 levels during between January 1, 2020 to December 31, 2021. In connection with this agreement, the United States agreed to reduce certain tariffs and indefinitely suspend the imposition of certain additional tariffs. While the Phase One agreement may reduce the risk of adverse effects on United States and Chinese trade policy, the future success of the agreement is uncertain as the Biden Administration has signaled the need to maintain political pressure on China, including with respect to perceived national security and human rights concerns, and has also indicated that it would review the Phase One agreement. Separate from the Phase One agreement, the United States has implemented or is considering implementing a number of policies, which may ultimately reduce trade between the United States and China, including as in response to what have been characterized as human rights abuses in the Xinjian Uyghur Autonomous Region. While it is not yet certain how the Biden Administration will handle each of these policies, the expectation is that most of these measures will remain in place.

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

In June 2016, a majority of voters in the U.K. elected to withdraw from the EU in a national referendum (informally known as “Brexit”), a process that the government of the U.K. formally initiated in March 2017. Since then, the U.K. and the EU have been negotiating the terms of a withdrawal agreement, which was approved in October 2019 and ratified in January 2020. The U.K. formally exited the EU on January 31, 2020, although a transition period remained in place until December 2020, during which the U.K. was subject to the rules and regulations of the EU. On December 24, 2020, the U.K. and the EU entered into a trade and cooperation agreement (the “Trade and Cooperation Agreement”), which was applied on a provisional basis from January 1, 2021. While the new economic relationship does not match the relationship that existed during the time the U.K. was a member state of the EU, the Trade and Cooperation Agreement sets out preferential arrangements in certain areas such as trade in goods and in services, digital trade and intellectual property. Negotiations between the U.K. and the EU are expected to continue in relation to other areas which are not covered by the Trade and Cooperation Agreement. The long term effects of Brexit will depend on the effects of the implementation and application of the Trade and Cooperation Agreement and any other relevant agreements between the U.K. and EU.

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

Global financial markets and economic conditions have been, and continue to be, volatile. Beginning in February 2020, due in part to fears associated with the spread of COVID-19 (as more fully described below), global financial markets experienced volatility and a steep and abrupt downturn followed by a recovery. Such volatility may continue as the COVID-19 pandemic continues. Credit markets and the debt and equity capital markets have been distressed and the uncertainty surrounding the future of the global credit markets has resulted in reduced access to credit worldwide, particularly for the shipping industry. These issues, along with significant write-offs in the financial services sector, the re-pricing of credit risk and the uncertain economic conditions, have made, and may continue to make, it difficult to obtain additional financing. The current state of global financial markets and current economic conditions might adversely impact our ability to issue additional equity at prices that will not be dilutive to our existing shareholders or preclude us from issuing equity at all. Economic conditions may also adversely affect the market price of our common shares.

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

Our operating results are subject to seasonal fluctuations, which could affect our operating results and the amount of available cash with which we can pay dividends or repurchase our common stock .

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

The charter hire rates and the value and operational life of a vessel are determined by a number of factors including the vessel's efficiency, operational flexibility and physical life. Efficiency includes speed, fuel type and economy and the ability to load and discharge cargo quickly. Flexibility includes the ability to enter harbors, utilize related docking facilities and pass through canals and straits. The length of a vessel's physical life is related to its original design and construction, its maintenance and the impact of the stress of operations. We believe that our fleet is among the youngest and most eco-friendly fleet of all our competitors. However, if new LPG carriers are built that are more efficient and environmentally friendly or more flexible or have longer physical lives than our vessels, competition from these more technologically advanced vessels could adversely affect the amount of charter hire payments we receive for our vessels and the resale value of our vessels could significantly decrease. Similarly, if the vessels of the other participants in the Helios Pool fleet become outdated, the amount of charter hire payments to the Helios Pool may be adversely affected. As a result of the foregoing, our results of operations and financial condition could be adversely affected.

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

The IMO has imposed updated guidelines for ballast water management systems specifying the maximum amount of viable organisms allowed to be discharged from a vessel’s ballast water. Depending on the date of the IOPP renewal survey, existing vessels constructed before September 8, 2017 must comply with the updated D-2 standard on or after September 8, 2019. For most vessels, compliance with the D-2 standard will involve installing on-board systems to treat ballast water and eliminate unwanted organisms. Ships constructed on or after September 8, 2017 are to comply with the D-2 standards on or after September 8, 2017. Currently, nineteen of our VLGCs are in compliance with the updated guidelines. Ballast water management systems, or BWMS, are expected to be installed on the remaining three VLGCs during their next drydock between November 2021 and July 2024 for approximately $0.8 million per vessel. Costs of compliance may be substantial and adversely affect our revenues and profitability.

Furthermore, United States regulations are currently changing. Although the 2013 Vessel General Permit (“VGP”) program and U.S. National Invasive Species Act (“NISA”) are currently in effect to regulate ballast discharge, exchange and installation, the Vessel Incidental Discharge Act (“VIDA”), which was signed into law on December 4, 2018, requires that the EPA develop national standards of performance for approximately 30 discharges, similar to those found in the VGP within two years. On October 26, 2020, the EPA published a Notice of Proposed Rulemaking for Vessel Incidental Discharge National Standards of Performance under VIDA. By approximately 2022, the U.S. Coast Guard must develop corresponding implementation, compliance and enforcement regulations regarding ballast water. The new regulations could require the installation of new equipment, which may cause us to incur substantial costs.

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

Due to concern over the risk of climate change, a number of countries and the IMO have adopted, or are considering the adoption of, regulatory frameworks to reduce greenhouse gas emissions. These regulatory measures may include, among others, adoption of cap and trade regimes, carbon taxes, increased efficiency standards, and incentives or mandates for renewable energy. Compliance with changes in laws, regulations and obligations relating to climate change could increase our costs related to operating and maintaining our vessels and require us to install new emission controls, acquire allowances or pay taxes related to our greenhouse gas emissions, or administer and manage a greenhouse gas emissions program. Revenue generation and strategic growth opportunities could also be adversely affected by compliance with such changes. Additionally, increased regulation of greenhouse gas emissions may incentivize use of alternative energy sources. Unless and until such regulations are implemented and their effects are known, we cannot reasonably or reliably estimate their impact on our financial condition, results of operations and ability to compete. However, any long-term material adverse effect on the LPG industry may adversely affect our financial condition, results of operations and cash flows.

We operate globally, including in countries, states and regions where our businesses, and the activities our consumer customers, could be negatively impacted by climate change. Climate change presents both immediate and long-term risks to us and our customers, with the risks expected to increase over time. Climate risks can arise from physical risks (acute or chronic risks related to the physical effects of climate change) and transition risks (risks related to regulatory and legal, technological, market and reputational changes from a transition to a low-carbon economy). Physical risks could damage or destroy our or our customers’ and clients’ properties and other assets and disrupt our or their operations. For example, climate change may lead to more extreme weather events occurring more often which may result in physical damage and additional volatility within our business operations and potential counterparty exposures and other financial risks. Transition risks may result in changes in regulations or market preferences, which in turn could have negative impacts on our results of operation or the reputation of us and our customers. For example, carbon-intensive industries like LPG are exposed to climate risks, such as those risks related to the transition to a low-carbon economy, as well as low-carbon industries that may be subject to risks associated with new technologies. Ongoing legislative or regulatory uncertainties and changes regarding climate risk management and practices may result in higher regulatory, compliance, credit and reputational risks and costs.

If our vessels call on ports located in countries or territories that are subject to sanctions or embargoes imposed by the United States or other authorities, it could lead to monetary fines or penalties and/or adversely affect our reputation and the market for our common shares.

Since January 1, 2010, none of our vessels has called on ports located in countries or territories subject to country-wide or territory-wide sanctions and/or embargoes imposed by the U.S. government or other authorities or countries identified by the U.S. government or other authorities as state sponsors of terrorism, (“Sanctioned Jurisdictions”). Although we do not expect that our vessels will call on ports located in Sanctioned Jurisdictions and we endeavor to take precautions reasonably designed to mitigate such activities, including relevant trade exclusion clauses in our charter contracts forbidding the use of our vessels in trade that would be in violation economic sanctions, it is possible that on charterers’ instructions, and without our consent, our vessels may call on ports located in such countries or territories in the future. If such activities result in a sanctions violation, we could be subject to monetary fines, penalties, or other sanctions, and our reputation and the market for our common shares could be adversely affected.

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

Our vessels are subject to periodic inspections.

The hull and machinery of every commercial vessel must be classed by a classification society authorized by its country of registry. The classification society certifies that a vessel is safe and seaworthy in accordance with the applicable rules and regulations of the country of registry of the vessel and SOLAS. Most insurance underwriters make it a condition for insurance coverage and lending that a vessel be certified “in class” by a classification society which is a member of the International Association of Classification Societies, the IACS. The IACS has adopted harmonized Common Structural Rules, or “the Rules,” which apply to oil tankers and bulk carriers contracted for construction on or after July 1, 2015.  The Rules attempt to create a level of consistency between IACS Societies. Our technically-managed VLGCs are currently classed with either Lloyd's Register, ABS or Det Norske Veritas.

A vessel must undergo annual surveys, intermediate surveys, drydockings, and special surveys. In lieu of a special survey, a vessel's machinery may be on a continuous survey cycle, under which the machinery would be surveyed periodically over a five-year period. Our vessels are on special survey cycles for hull inspection and continuous survey cycles for machinery inspection. Every vessel is also required to be drydocked every 30 to 36 months for inspection of the underwater parts of such vessel. However, for vessels not exceeding 15 years that have means to facilitate underwater inspection in lieu of drydocking, the drydocking can be skipped and be conducted concurrently with the special survey. Certain cargo vessels that meet the system requirements set by classification societies may qualify for extended drydocking, which extends the 5-year period to 7.5 years, by replacing certain dry-dockings with in-water surveys.

Our vessels also undergo inspections with a view towards compliance under the SIRE and USCG requirements, as applicable. If a vessel does not maintain its class and/or fails any annual survey, intermediate survey, dry-docking, or special survey, the vessel will be unable to carry cargo between ports and will be unemployable and uninsurable, which would cause us to be in violation of covenants in our loan agreements and insurance contracts or other financing arrangements. This would adversely impact our operations and revenues.

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

In addition, in some jurisdictions, such as South Africa, under the "sister ship" theory of liability, a claimant may arrest both the vessel which is subject to the claimant's maritime lien and any "associated" vessel, which is any vessel owned or controlled by the same owner. Claimants could try to assert "sister ship" liability against one vessel in our fleet for claims relating to another of our ships or, possibly, another vessel managed by one of our shareholders holding more than 5% of our common shares or entities affiliated with them.

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

If our vessels suffer damage, they may need to be repaired at a dry docking facility and in certain instances such damage may result in lost revenues under and in certain cases the termination of the employment contract under which such vessel is operating. The costs of drydock repairs are unpredictable and may be substantial. We may have to pay drydocking costs that our insurance does not cover at all or in full. The loss of earnings while these vessels are being repaired and repositioned, as well as the actual cost of these repairs, may adversely affect our business and financial condition. In addition, space at drydocking facilities is sometimes limited and not all drydocking facilities are conveniently located. We may be unable to find space at a suitable drydocking facility or our vessels may be forced to travel to a drydocking facility that is not conveniently located to our vessels' positions. The loss of earnings while these vessels are forced to wait for space or to travel or be towed to more distant drydocking facilities may adversely affect our business, financial condition, results of operations and cash flows.

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

We are an international company and primarily conduct our operations outside the United States. Changing economic, political and governmental conditions in the countries where we are engaged in business or where our vessels are registered affect us. In the past, political conflicts have resulted in attacks on vessels or other petroleum-related infrastructures, mining of waterways and other efforts to disrupt shipping. Continuing conflicts, instability and other recent developments in the Middle East and elsewhere, including tensions between the United States and Iran which in January 2020 escalated into a U.S. airstrike in Baghdad that killed a high-ranking Iranian general. and prior attacks involving vessels and vessel seizures in the Strait of Hormuz and off the coast of Gibraltar, the prior attack on an Iranian tanker near the Saudi Arabian port city of Jeddah and the presence of U.S. or other armed forces in Afghanistan, may lead to additional acts of terrorism or armed conflict around the world, and our vessels may face higher risks of being attacked or detained, or shipping routes transited by our vessels, such as the Strait of Hormuz, may be otherwise disrupted. In addition, future hostilities or other political instability in regions where our vessels trade could affect our trade patterns and adversely affect our operations and performance. Further hostilities in or closure of major waterways in the Middle East, Black Sea, or South China Sea region could adversely affect the availability of and demand for crude oil and petroleum products, as well as LPG, and negatively affect our investment and our customers' investment decisions over an extended period of time. In addition, sanctions against oil exporting countries such as Iran, Russia, Sudan and Syria may also impact the availability of crude oil, petroleum products and LPG would increase the availability of applicable vessels thereby negatively impacting charter rates.

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

Since the beginning of calendar year 2020, the outbreak of COVID-19 pandemic has negatively affected economic conditions, the supply chain, the labor market, the demand for certain shipped goods regionally as well as globally and may otherwise impact our operations and the operations of our customers and suppliers. The COVID-19 pandemic resulted in numerous actions taken by governments and governmental agencies in an attempt to mitigate the spread of the virus, including travel bans, quarantines, and other emergency public health measures, and a number of countries implemented lockdown measures. These measures have resulted in a significant reduction in global economic activity and extreme volatility in the global financial markets. If the COVID-19 pandemic continues on a prolonged basis or becomes more severe, the adverse impact on the global economy and the rate environment for tankers, containerships, dry bulk and other cargo vessels may deteriorate further and our operations and cash flows may be negatively impacted. The extent of COVID-19’s impact on our financial and operational results, which could be material, will depend on the length of time that the pandemic continues and whether subsequent waves of the infection happen. Uncertainties regarding the economic impact of the COVID-19 pandemic are likely to result in sustained market turmoil, which could also negatively impact our business, financial condition and cash flows. Governments are approving large stimulus packages to mitigate the effects of the sudden decline in economic activity caused by the pandemic; however, we cannot predict the extent to which these measures will be sufficient to restore or sustain the business and financial condition of companies in the shipping industry. These measures, though contemplated to be temporary in nature, may continue and increase as countries attempt to contain the outbreak or any reoccurrences thereof.

At this stage, it is difficult to determine the full impact of COVID-19 on our business. Effects of the current pandemic have or may include, among others:

●	deterioration of worldwide, regional or national economic conditions and activity, and of demand for global demand for LPG, demand for our services, and charter and spot rates;

●	disruptions to our operations as a result of the potential health impact on our employees and crew, and on the workforces of our customers and business partners;

●	disruptions to our business from, or additional costs related to, new regulations, directives or practices implemented in response to the pandemic, such as travel restrictions (including for any of our onshore personnel or any of our crew members to timely embark or disembark from our vessels), increased inspection regimes, hygiene measures (such as quarantining and physical distancing) or increased implementation of remote working arrangements;

●	potential shortages or a lack of access to required spare parts for our vessels, or potential delays in any repairs to, or scheduled or unscheduled maintenance or modifications or dry docking of, our vessels, as a result of a lack of berths available by shipyards from a shortage in labor or due to other business disruptions, as evidenced by the approximately 60-day delay in drydock experienced by one of our vessels in China;

●	delays in vessel inspections and related certifications by class societies, customers or government agencies;

●	potential for reduced cash flows and financial condition, including potential liquidity constraints;

●	reduced access to capital, including the ability to refinance any existing obligations, as a result of any credit tightening generally or due to continued declines in global financial markets, including to the prices of publicly-traded securities of us, our peers and of listed companies generally;

●	a reduced ability to opportunistically sell any of our LPG vessels on the second-hand market, either as a result of a lack of buyers or a general decline in the value of second-hand vessels;

●	a decline in the market value of our vessels, which may cause us to (a) incur impairment charges or (b) breach certain covenants under our financing agreements;

●	disruptions, delays or cancellations (i) in the construction of new LPG projects by our customers or export facility operators, which could limit or adversely affect the demand for our vessels or our ability to pursue future growth opportunities and (ii) in connection with among others, vessel special surveys, installation of ballast water systems and scrubber installations, which could increase our off-hire time and decrease revenues; and

●	potential deterioration in the financial condition and prospects of our customers or joint venture partners, which could adversely impact their ability or willingness to fulfill their obligations to us, or attempts by customers or third parties to renegotiate existing agreements or invoke force majeure contractual clauses as a result of delays or other disruptions, in each such event in accordance with the terms and conditions of the respective contract.

The COVID-19 pandemic and measures to contain its spread have negatively impacted regional and global economies and trade patterns in markets in which we operate, the way we operate our business, and the businesses of our charterers and suppliers. These negative impacts could continue or worsen, even after the pandemic itself diminishes or ends. Companies, including us, have also taken precautions, such as requiring employees to work remotely and imposing travel restrictions, while some other businesses have been required to close entirely. Moreover, we face significant risks to our personnel and operations due to the COVID-19 pandemic. Our crews face risk of exposure to COVID-19 as a result of travel to ports in which cases of COVID-19 have been reported. Our shore-based personnel likewise face risk of such exposure, as we maintain offices in areas that have been impacted by the spread of COVID-19.

Measures against COVID-19 in a number of countries have restricted crew rotations on our vessels, which may continue or become more severe. As a result, in the fiscal year ended March 31, 2021, we experienced and may continue to experience disruptions to our normal vessel operations caused by increased deviation time associated with positioning our vessels to countries in which we can undertake a crew rotation in compliance with such measures. Delays in crew rotations have led to issues with crew fatigue and may continue to do so, which may result in delays or other operational issues. We have had and expect to continue to have increased expenses due to incremental fuel consumption in order to deviate to certain ports on which we would ordinarily not call during a typical voyage and days in port during which our vessels are unable to earn revenue in order to deviate to certain ports on which we would ordinarily not call during a typical voyage. We may also incur additional expenses associated with testing, personal protective equipment, quarantines, and travel expenses such as airfare costs in order to perform crew rotations in the current environment. In the year ended March 31, 2021, delays in crew rotations have also caused us to incur additional costs related to crew bonuses paid to retain existing crew members and may continue to do so.

Organizations across industries, including ours, are rightly focusing on their employees' well-being, whilst making sure that their operations continue undisrupted and at the same time, adapting to the new ways of operating. As such employees are encouraged or even required to operate remotely which significantly increases the risk of cyber security attacks, although we take many precautions to mitigate such risks.

Further, containment measures and quarantine restrictions adopted by many countries worldwide have caused significant impact on our ability to embark and disembark crew members and on our seafarers themselves. As a result, since the outbreak of COVID-19 and as of the date of this report, we have encountered certain prolonged delays and surrounding complexities in embarking and disembarking crew onto our ships which further resulted in increased operational costs and decreased revenues by reason of off-hires associated with crew rotation and related logistical complications associated with supplying our vessels with spares or other supplies.

The occurrence or continued occurrence of any of the foregoing events or other epidemics or an increase in the severity or duration of the COVID-19 or other epidemics could have a material adverse effect on our business, results of operations, cash flows, financial condition, and value of our vessels.

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

Risks Relating to Our Common Shares

The price of our common shares has fluctuated in the past, has recently been volatile and may be volatile in the future, and as a result, investors in our common shares could incur substantial losses.

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future without any discernable announcements or developments by the company or third parties to substantiate the movement of our stock price. Our stock prices may experience rapid and substantial decreases or increases in the foreseeable future that are unrelated to our operating performance or prospects. In addition, the ongoing outbreak of the novel COVID-19 virus has caused broad stock market and industry fluctuations. The stock market in general and the market for shipping companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience substantial losses on their investment in our common shares. The market price for our common shares may be influenced by many factors, including the following:

●	investor reaction to our business strategy;

●	our continued compliance with the listing standards of the NYSE;

●	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our industry;

●	variations in our financial results or those of companies that are perceived to be similar to us;

●	our ability or inability to raise additional capital and the terms on which we raise it;

●	declines in the market prices of stocks generally;

●	trading volume of our common shares;

●	sales of our common shares by us or our stockholders;

●	general economic, industry and market conditions; and

●	other events or factors, including those resulting from such events, or the prospect of such events, including war, terrorism and other international conflicts, public health issues including health epidemics or pandemics, such as the ongoing COVID-19 pandemic, adverse weather and climate conditions could disrupt our operations or result in political or economic instability.

These broad market and industry factors may seriously harm the market price of our common shares, regardless of our operating performance, and may be inconsistent with any improvements in actual or expected operating performance, financial condition or other indicators of value. Since the stock price of our common shares has fluctuated in the past, has been recently volatile and may be volatile in the future, investors in our common shares could incur substantial losses. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, financial condition, results of operations and growth prospects. There can be no guarantee that our stock price will remain at current prices.

Additionally, recently, securities of certain companies have experienced significant and extreme volatility in stock price due short sellers of shares of common shares, known as a “short squeeze”. These short squeezes have caused extreme volatility in those companies and in the market and have led to the price per share of those companies to trade at a significantly inflated rate that is disconnected from the underlying value of the company. Many investors who have purchased shares in those companies at an inflated rate face the risk of losing a significant portion of their original investment as the price per share has declined steadily as interest in those stocks have abated. While we have no reason to believe our shares would be the target of a short squeeze, there can be no assurance that we will not be in the future, and you may lose a significant portion or all of your investment if you purchase our shares at a rate that is significantly disconnected from our underlying value.

Although we have initiated a stock repurchase program, we cannot assure you that we will continue to repurchase shares or that we will repurchase shares at favorable prices.

On August 5, 2019, our Board of Directors authorized the repurchase of up to $50.0 million of our common shares through the period ended December 31, 2020 (the “Common Share Repurchase Program”). On February 3, 2020, our Board of Directors authorized an increase to our Common Share Repurchase Program to repurchase up to an additional $50.0 million of our common shares. On December 29, 2020, our Board of Directors authorized an extension of and an increase to the remaining authorization of $41.4 million under our Common Share Repurchase Program, which was set to expire on December 31, 2020. Following this Board action, we are now authorized to repurchase up to $50.0 million of our common shares from December 29, 2020 through December 31, 2021. Following the increase and extension of the program, we currently have $42.0 million of available share repurchase authority remaining. Purchases may be made at our discretion in the form of open market repurchase programs, privately negotiated transactions, accelerated share repurchase programs or a combination of these methods. The actual amount and timing of share repurchases are subject to capital availability, our determination that share repurchases are in the best interest of our shareholders and market conditions. We are not obligated to make any common share repurchases under the Common Share Repurchase Program. As of the date of this annual report we have repurchased 6.0 million aggregate amount of our common shares under the Common Share Repurchase Program at an average price of $11.17 per share.

Our ability to repurchase shares will depend upon, among other factors, our cash balances and potential future capital requirements for strategic investments, our results of operations, our financial condition, and other factors beyond our control that we may deem relevant. A reduction in repurchases, or the completion of our stock repurchase program, could have a negative impact on our stock price. Additionally, price volatility of our common shares over a given period may cause the average price at which we repurchase our common shares to exceed the stock’s market price at a given point in time. Conversely, repurchases of our common shares could also increase the volatility of the trading price of our common shares and will diminish our cash reserves. As such, we can provide no assurance that we will repurchase shares at favorable prices, if at all. See Note 11 to our consolidated financial statements included herein for a discussion of our Common Share Repurchase Program.

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

The Republic of Marshall Islands laws also generally prohibit the payment of dividends other than from surplus (retained earnings and the excess of consideration received for the sale of shares above the par value of the shares) or while a company is insolvent or would be rendered insolvent by the payment of such a dividend. We may not have sufficient surplus in the future to pay dividends and our subsidiaries may not have sufficient funds or surplus to make distributions to us. We can give no assurance that dividends will be paid at any level or at all.

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

We may issue additional common shares in the future without shareholder approval, in a number of circumstances, including in connection with, among other things, future vessel acquisitions or repayment of outstanding indebtedness. Our issuance of additional shares would have the following effects: our existing shareholders' proportionate ownership interest in us will decrease; the amount of cash available for dividends payable per share may decrease; the relative voting strength of each previously outstanding share may be diminished; and the market price of our shares may decline.

A future sale of shares by major shareholders may reduce the share price.

As of the date of this report and based on information contained in documents publicly filed by our Principal Shareholders, our Principal Shareholders own an aggregate of 8.9 million common shares, or approximately 21.6% of our outstanding common shares, and two other major shareholders own approximately 28.8% of our outstanding common shares. Sales or the possibility of sales of substantial amounts of our common shares by any of our Principal Shareholders or other major shareholders could adversely affect the market price of our common shares.

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

Our organizational documents contain anti-takeover provisions.

Several provisions of our articles of incorporation and our bylaws could make it difficult for our shareholders to change the composition of our board of directors in any one year, preventing them from changing the composition of management. In addition, the same provisions may discourage, delay or prevent a merger or acquisition that shareholders may consider favorable. These provisions include:

●	authorizing our board of directors to issue "blank check" preferred shares without shareholder approval;

●	providing for a classified board of directors with staggered, three-year terms;

●	authorizing the removal of directors only for cause;

●	limiting the persons who may call special meetings of shareholders;

●	establishing advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted on by shareholders at shareholder meetings; and

●	restricting business combinations with interested shareholders.

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

ITEM 3.  LEGAL PROCEEDINGS.

We have not been involved in any legal proceedings other than that described below that we believe may have a material effect on our business, financial position, results of operations or liquidity, and we are not aware of any proceedings that are pending or threatened that may have a material effect on our business, financial position, results of operations or liquidity. From time to time we are and expect to be subject to legal proceedings and claims in the ordinary course of our business, such as personal injury and property casualty claims. These claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources.

In January 2021, subsequent to the delivery of one of our VLGCs on time charter, a dispute arose relating to the vessel’s readiness to lift a cargo scheduled by the charterer. The facts of the claim are currently in dispute. We have recorded a contingent liability and corresponding expense of $4.0 million during the year ended March 31, 2021.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common shares have traded on the New York Stock Exchange, or NYSE, since May 9, 2014, under the symbol "LPG." As of June 1, 2021, we had 145 registered holders of our common shares, including Cede & Co., the nominee for the Depository Trust Company. This number excludes shareholders whose stock is held in nominee or street name by brokers.

Tender Offer

On February 2, 2021, we announced a tender offer to purchase up to 7,407,407, or about 14.8%, of our then outstanding common shares at a price of $13.50 per share. Based on preliminary results indicating that the tender offer was oversubscribed, we elected to increase the number of shares accepted for payment by 997,739, or slightly less than 2% of our then outstanding shares. The number of shares we purchased and canceled from each tendering shareholder was prorated so our purchases in the tender offer totaled of 8,405,146 shares, or approximately 16.8% of our then outstanding common shares, for an aggregate purchase price of approximately $113.5 million.

Stock Repurchase Program

On August 5, 2019, our Board of Directors authorized the repurchase of up to $50.0 million of our common shares through the period ended December 31, 2020 (the “Common Share Repurchase Program”). On February 3, 2020, our Board of Directors authorized an increase to our Common Share Repurchase Program to repurchase up to an additional $50.0 million of our common shares. On December 29, 2020, our Board of Directors authorized an extension of and an increase to the remaining authorization of $41.4 million under our Common Share Repurchase Program, which was set to expire on December 31, 2020. Following this Board action, we are now authorized to repurchase up to $50.0 million of our common shares from December 29, 2020 through December 31, 2021. See Note 11 to our consolidated financial statements included herein for a discussion of our Common Share Repurchase Program.

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

Issuer Purchases of Equity Securities

The table below sets forth information regarding our purchases of our common stock during the quarterly period ended March 31, 2021:

			Total
			Number of
			Shares
			Purchased as
			Part of	Maximum Dollar
	Total		Publicly	Value of Shares
	Number	Average	Announced	that May Yet Be
	of Shares	Price Paid	Plans or	Purchased Under the
Period	Purchased	Per Share	Programs	Plan or Programs
January 1 to 31, 2021	—	$—	—	$47,916,044
February 1 to 28, 2021	8,405,146	13.50	8,405,146	47,916,044
March 1 to 31, 2021	—	—	—	47,916,044
Total	8,405,146	$13.50	8,405,146	$47,916,044

Purchases of our common shares during the quarterly period ended March 31, 2021 represent share repurchases under the tender offer described above.

Stock Performance Graph

The performance graph below shows the cumulative total return to shareholders of our common stock relative to the cumulative total returns of the Russell 2000 Index and the Dorian Peer Group Index (defined below). The graph tracks the performance of a $100 investment in our common stock and in each of the indices (with the reinvestment of dividends) from March 31, 2016 to March 31, 2021. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

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

	3/31/16	3/31/17	3/31/18	3/31/19	3/31/20	3/31/21
Dorian LPG Ltd. ("LPG")	100.00	112.93	80.02	64.21	89.00	136.97
Russell 2000 Index ("RTY Index")	100.00	125.18	141.74	144.14	105.72	205.64
Peer Index	100.00	80.46	69.55	55.33	43.60	113.10
NOK to USD exchange conversion rate	8.2698	8.5945	7.8416	8.6273	10.4017	8.5574

This performance graph shall not be deemed “soliciting material” or to be “filed” with the Commission for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Act.

ITEM 6.  (Reserved)

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included herein. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following information. The financial statements have been prepared in accordance with U.S. GAAP and are presented in U.S. dollars unless otherwise indicated. The following discussion contains forward‑looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under "Item 1A—Risk Factors," "Forward-Looking Statements" and elsewhere in this report, our actual results may differ materially from those anticipated in these forward‑looking statements.

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

On April 1, 2015, Dorian and Phoenix began operations of the Helios Pool, which entered into pool participation agreements for the purpose of establishing and operating, as charterer, under a variable rate time charter to be entered into with owners or disponent owners of VLGCs, a commercial pool of VLGCs whereby revenues and expenses are shared. The vessels entered into the Helios Pool may operate either in the spot market, pursuant to COAs or on time charters of two years' duration or less. As of June 1, 2021, twenty-one of our twenty-three VLGCs, including the time chartered-in vessel, were deployed in the Helios Pool.

Our customers, either directly or through the Helios Pool, include or have included global energy companies such as Exxon Mobil Corp., Chevron Corp., China International United Petroleum & Chemicals Co., Ltd., Royal Dutch Shell plc, Equinor ASA, Total S.A., and Sunoco LP, commodity traders such as Glencore plc, Itochu Corporation, Bayegan Group and the Vitol Group and importers such as E1 Corp., Indian Oil Corporation, SK Gas Co. Ltd. Astomos Energy Corporation, and Oriental Energy Company Ltd. or subsidiaries of the foregoing. For the year ended March 31, 2021, the Helios Pool accounted for 93% of our total revenues. No other individual charterer accounted for more than 10%. Within the Helios Pool, one charterer represented 16% of net pool revenues—related party, respectively. For the year ended March 31, 2020, the Helios Pool accounted for 89% of our total revenues. No other individual charterer accounted for more than 10%. Within the Helios Pool, two charterers represented 12% and 11%, respectively of net pool revenues—related party, respectively. For the year ended March 31, 2019, the Helios Pool and one other individual charterer represented 76%, and 14%, respectively, of our total revenues and within the Helios Pool, two charterers each represented 10% of net pool revenues—related party. See “Item 1A. Risk Factors—We operate exclusively in the LPG shipping industry. Due to the general lack of industry diversification, adverse developments in the LPG shipping industry may adversely affect our business, financial condition and operating results” and “Item 1A. Risk Factors—We expect to be dependent on a limited number of customers for a material part of our revenues, and failure of such customers to meet their obligations could cause us to suffer losses or negatively impact our results of operations and cash flows.”

We continue to pursue a balanced chartering strategy by employing our vessels on a mix of multi-year time charters, some of which may include a profit-sharing component, shorter-term time charters, spot market voyages and COAs. Two of our vessels are currently on fixed time charters outside of the Helios Pool. See “Item 1. Business—Our Fleet” above for more information.

On August 5, 2019, our Board of Directors authorized our Common Share Repurchase Program. For more information please refer to Part II, Item 5, “Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities.”

Recent Developments

On March 31, 2021, we entered into a bareboat agreement to charter-in a newbuilding dual-fuel VLGC that is expected to be delivered from Kawasaki Heavy Industries in March 2023. See Note 18 to our consolidated financial statements for further details on the newbuilding and bareboat charter-in agreement. In April 2021, we made the first payment of $8.0 million under this commitment.

Vessel Deployment—Spot Voyages, Time Charters, COAs, and Pooling Arrangements

We seek to employ our vessels in a manner that maximizes fleet utilization and earnings upside through our chartering strategy in line with our goal of maximizing shareholder value and returning capital to shareholders when appropriate, taking into account fluctuations in freight rates in the market and our own views on the direction of those rates in the future. As of June 1, 2021, twenty-one of our twenty-three VLGCs, including the time chartered-in vessel, were employed in the Helios Pool, which includes time charters with a term of less than two years.

A spot market voyage charter is generally a contract to carry a specific cargo from a load port to a discharge port for an agreed upon freight per ton of cargo or a specified total amount. Under spot market voyage charters, we pay voyage expenses such as port and fuel costs. A time charter is generally a contract to charter a vessel for a fixed period of time at a set daily or monthly rate. Under time charters, the charterer pays voyage expenses such as port and fuel costs. Vessels operating on time charters provide more predictable cash flows, but can yield lower profit margins than vessels operating in the spot market during periods characterized by favorable market conditions. Vessels operating in the spot market generate revenues that are less predictable but may enable us to capture increased profit margins during periods of improvements in the freight market although we are exposed to the risk of a decline in the freight market and lower utilization. Pools generally consist of a number of vessels which may be owned by a number of different ship owners which operate as a single marketing entity in an effort to produce freight efficiencies. Pools typically employ experienced commercial charterers and operators who have close working relationships with customers and brokers while technical management is typically the responsibility of each ship owner. Under pool arrangements, vessels typically enter the pool under a time charter agreement whereby the cost of bunkers and port expenses are borne by the charterer (i.e., the pool) and operating costs, including crews, maintenance and insurance are typically paid by the owner of the vessel. Pools, in return, typically negotiate charters with customers primarily in the spot market. Since the members of a pool typically share in the revenue generated by the entire group of vessels in the pool, and since pools operate primarily in the spot market, including the pool in which we participate, the revenue earned by vessels placed in spot market related pools is subject to the fluctuations of the spot market and the ability of the pool manager to effectively employ its fleet. We believe that vessel pools can provide cost-effective commercial management activities for a group of similar class vessels and potentially result in lower waiting times and higher earnings.

COAs relate to the carriage of multiple cargoes over the same or several routes at pre-agreed terms, volumes and periods and enables the COA holder to nominate and lift cargoes, without controlling tonnage themselves or having their own vessel in position. COAs are usually based on voyage terms, where all of the vessel's operating, voyage and capital costs are borne by the ship owner.

On April 1, 2015, Dorian and Phoenix began operation of the Helios Pool, which is a pool of VLGC vessels. We believe that the operation of certain of our VLGCs in this pool allows us to achieve better market coverage and utilization. Vessels entered into the Helios Pool are commercially managed jointly by Dorian LPG (UK) Ltd., our wholly-owned subsidiary, and Phoenix. The members of the Helios Pool share in the net pool revenues generated by the entire group of vessels in the pool, weighted according to certain technical vessel characteristics, and net pool revenues (see Note 2 to our consolidated financial statements included herein) are distributed as variable rate time charter hire to each participant. The vessels entered into the Helios Pool may operate either in the spot market, COAs, or on time charters of two years' duration or less. As of June 1, 2021, the Helios Pool operated twenty-nine VLGCs, including twenty-one vessels from our fleet, four Phoenix vessels, and four from other participants.

For further description of our business, please see “Item 1. Business” above.

Important Financial and Operational Terms and Concepts

We use a variety of financial and operational terms and concepts in the evaluation of our business and operations including the following:

Vessel Revenues. Our revenues are driven primarily by the number of vessels in our fleet, the number of days during which our vessels operate and the daily rates that our vessels earn under our charters, which, in turn, are affected by a number of factors, including levels of demand and supply in the LPG shipping industry; the age, condition and specifications of our vessels; the duration of our charters; the timing of when any profit-sharing arrangements are earned; the amount of time that we spend positioning our vessels; the availability of our vessels, which is related to the amount of time that our vessels spend in drydock undergoing repairs and the amount of time required to perform necessary maintenance or upgrade work; and other factors affecting rates for LPG vessels.

We generate revenue by providing seaborne transportation services to customers pursuant to three types of contractual relationships:

Pooling Arrangements. As from April 1, 2015, we began operation of the Helios Pool. Net pool revenues—related party for each vessel is determined in accordance with the profit-sharing terms specified within the pool agreement for the Helios Pool. In particular, the pool manager aggregates the revenues and voyage expenses of all of the pool participants and Helios Pool general and administrative expenses and distributes the net earnings to participants based on:

●	pool points (vessel attributes such as cargo carrying capacity, fuel consumption, and speed are taken into consideration); and

●	number of days the vessel was on-hire in the Helios Pool in the period.

For the years ended March 31, 2021, 2020, and 2019, approximately 92.6%, 89.4% and 75.9% of our revenue, respectively, was generated through the Helios Pool as net pool revenues—related party.

Voyage Charters.  A voyage charter, or spot charter, is a contract for transportation of a specified cargo between two or more designated ports. This type of charter is priced on a current or "spot" market rate, typically on a price per ton of product carried. Under voyage charters, we are responsible for all of the voyage expenses in addition to providing the crewing and other vessel operating services. Revenues for voyage charters are more volatile as they are typically tied to prevailing market rates at the time of the voyage. Our gross revenue under voyage charters are generally higher than under comparable time charters so as to compensate us for bearing all voyage expenses. As a result, our revenue and voyage expenses may vary significantly depending on our mix of time charters and voyage charters. None of our revenue was generated pursuant to voyage charters from our VLGCs not in the Helios Pool for the years ended March 31, 2021, 2020, and 2019.

Time Charters.  A time charter is a contract under which a vessel is chartered for a defined period of time at a fixed daily or monthly rate. Under time charters, we are responsible for providing crewing and other vessel operating services, the cost of which is intended to be covered by the fixed rate, while the customer is responsible for substantially all of the voyage expenses, including bunker fuel consumption, port expenses and canal tolls. LPG is typically transported under a time charter arrangement, with terms ranging up to seven years. In addition, we may also have profit-sharing arrangements with some of our customers that provide for additional payments above a floor monthly rate (usually up to an agreed ceiling) based on the actual, average daily rate quoted by the Baltic Exchange for VLGCs on the benchmark Ras Tanura‑Chiba route over an agreed time period converted to a TCE monthly rate. For the years ended March 31, 2021, 2020, and 2019, approximately 6.2%, 10.2% and 23.9%, respectively, of our revenue was generated pursuant to time charters from our VLGCs not in the Helios Pool.

Other Revenues, net.  Other revenues, net represent income from charterers, including the Helios Pool, relating to reimbursement of expenses such as costs for security guards and war risk insurance for voyages operating in high risk areas. For the years ended March 31, 2021, 2020, and 2019, approximately 1.2%, 0.4% and 0.2%, respectively, of our revenue was generated pursuant to other revenues, net.

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

Available Days.  We define available days as the sum of calendar days and time chartered-in days (collectively representing our commercially-managed vessels) less aggregate off hire days associated with major repairs and scheduled maintenance, which include drydockings, vessel upgrades or special or intermediate surveys. We use available days to measure the aggregate number of days in a period that our vessels should be capable of generating revenues.

Operating Days.  We define operating days as available days less the aggregate number of days that the commercially-managed vessels in our fleet are off‑hire for any reason other than major repairs and scheduled maintenance. We use operating days to measure the number of days in a period that our operating vessels are on hire.

Drydocking.  We must periodically drydock each of our vessels for any major repairs and maintenance and for inspection of the underwater parts of the vessel that cannot be performed while the vessels are operating and for any modifications to comply with industry certification or governmental requirements. The classification societies provide guidelines applicable to LPG vessels relating to extended intervals for drydocking. Generally, we are required to drydock a vessel under 15 years of age once every five years unless an extension of the drydocking to seven and one-half years is granted by the classification society and the vessel is not older than 20 years of age. We capitalize costs directly associated with the drydockings that extend the life of the vessel and amortize these costs on a straight-line basis over the period through the date the next survey is scheduled to become due under the "Deferral" method permitted under U.S. GAAP. Costs incurred during the drydocking period which relate to routine repairs and maintenance are expensed as incurred. The number of drydockings undertaken in a given period and the nature of the work performed determine the level of drydocking expenditures.

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

Impairment of vessels. We review our vessels for impairment when events or circumstances indicate the carrying amount of the asset may not be recoverable. In addition, we compare independent appraisals to our carrying value for indicators of impairment to our vessels. When such indicators are present, an asset is tested for recoverability by comparing the estimate of future undiscounted net operating cash flows expected to be generated by the use of the asset over its remaining useful life and its eventual disposition to its carrying amount. An impairment charge is recognized if the carrying value is in excess of the estimated future undiscounted net operating cash flows. The impairment loss is measured based on the excess of the carrying amount over the fair market value of the asset. The new lower cost basis would result in a lower annual depreciation than before the impairment.

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

As of March 31, 2021, independent appraisals of the commercially and technically-managed VLGCs in our fleet had no indicators of impairment on any of our VLGCs in accordance with ASC 360 Property, Plant, and Equipment. No impairment charges were recognized for the year ended March 31, 2021.

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

As of March 31, 2019, independent appraisals of the commercially and technically-managed VLGCs in our fleet had indicators of impairment on twenty-one of our VLGCs in accordance with ASC 360 Property, Plant, and Equipment. Based on the methodology described above on assessing our vessels for impairment, we concluded that no impairment charges were required for the year ended March 31, 2019.

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

The amount, if any, and timing of any impairment charges we may recognize in the future will depend upon the then current and expected future charter rates and vessel values, which may differ materially from those used in our estimates as of March 31, 2021, 2020 and 2019.

The table set forth below indicates the carrying value of each commercially and technically-managed vessel in our fleet as of March 31, 2021 and 2020 at which times none of the vessels listed in the table below was being held for sale:

			Date of
	Capacity	Year	Acquisition/	Purchase Price/	Carrying value at	Carrying value at
Vessels	(Cbm)	Built	Delivery	Original Cost	March 31, 2021(1)	March 31, 2020(2)
Captain Nicholas ML(3)	82,000	2008	7/29/2013	$68,156,079	$45,607,917	$48,770,251
Captain John NP	82,000	2007	7/29/2013	64,955,636	43,752,063	45,026,465
Captain Markos NL(3)	82,000	2006	7/29/2013	61,421,882	39,756,647	42,358,963
Comet	84,000	2014	7/25/2014	75,276,432	61,755,175	64,847,787
Corsair(3)	84,000	2014	9/26/2014	80,906,292	66,467,033	69,834,204
Corvette	84,000	2015	1/2/2015	84,262,500	65,458,097	68,382,786
Cougar	84,000	2015	6/15/2015	80,427,640	64,324,422	66,434,929
Concorde	84,000	2015	6/24/2015	81,168,031	64,326,433	67,128,028
Cobra	84,000	2015	6/26/2015	80,467,667	64,507,318	66,659,127
Continental	84,000	2015	7/23/2015	80,487,197	64,261,784	67,292,456
Constitution(3)	84,000	2015	8/20/2015	80,517,226	68,257,793	68,123,418
Commodore	84,000	2015	8/28/2015	80,468,889	64,967,232	67,090,925
Cresques(3)	84,000	2015	9/1/2015	82,960,176	70,071,205	73,401,625
Constellation	84,000	2015	9/30/2015	78,649,026	66,657,356	69,800,803
Clermont(3)	84,000	2015	10/13/2015	80,530,199	65,658,724	68,522,988
Cheyenne(3)	84,000	2015	10/22/2015	80,503,271	68,357,084	71,649,915
Cratis(3)	84,000	2015	10/30/2015	83,186,333	70,598,639	73,912,967
Commander	84,000	2015	11/5/2015	78,056,729	64,572,089	66,415,810
Chaparral	84,000	2015	11/20/2015	80,516,187	65,033,303	67,824,584
Copernicus(3)	84,000	2015	11/25/2015	83,333,085	70,996,965	74,348,050
Challenger(3)	84,000	2015	12/11/2015	80,576,863	65,535,449	68,044,591
Caravelle	84,000	2016	2/25/2016	81,119,450	66,263,728	69,124,886
	1,842,000			$1,727,946,790	$1,387,186,457	$1,444,995,559
(1)	Our vessels are stated at carrying values (refer to our accounting policy in Note 2 to our consolidated financial statements included herein) including deferred drydocking costs and, as of March 31, 2021, the carrying value of none of our vessels exceeded their estimated market value. On an aggregate fleet basis, the estimated market value of our vessels was higher than their carrying value as of March 31, 2021 by $82.1 million. There were no indications of impairment on any of our vessels and no impairment was recorded during the year ended March 31, 2021.

(2)	Our vessels are stated at carrying values (refer to our accounting policy in Note 2 to our consolidated financial statements included herein) including deferred drydocking costs and, as of March 31, 2020, the carrying value of ten of our vessels exceeded their estimated market value. On an aggregate fleet basis, the estimated market value of our vessels was higher than their carrying value as of March 31, 2020 by $5.6 million. No impairment was recorded during the year ended March 31, 2020 as we believed that the carrying value of our vessels was fully recoverable.

(3)VLGCs for which we believe, as of March 31, 2020, that the estimated fair value is lower than the VLGCs’ carrying value. We believe that the aggregate carrying value of these vessels exceeds their aggregate estimated fair value by $13.1 million as of March 31, 2020. However, as described above, the estimated net operating cash flows for each of these VLGCs were higher than their respective carrying amounts and consequently, no impairment loss was recognized.

Drydocking and special survey costs.  We must periodically drydock each of our vessels to comply with industry standards, regulatory requirements and certifications. The classification societies provide guidelines applicable to LPG vessels relating to extended intervals for drydocking. Generally, we are required to drydock a vessel under 15 years of age once every five years unless an extension of the drydocking to seven and one-half years is granted by the classification society and the vessel is not older than 20 years of age.

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

Results of Operations For The Year Ended March 31, 2021 As Compared To The Year Ended March 31, 2020

Revenues

The following table compares revenues for the years ended March 31:

			Increase /	Percent
	2021	2020	(Decrease)	Change
Net pool revenues—related party	$292,679,614	$298,079,123	$(5,399,509)	(1.8)%
Time charter revenues	19,492,595	34,111,230	(14,618,635)	(42.9)%
Other revenues, net	3,766,603	1,239,645	2,526,958	203.8%
Total	$315,938,812	$333,429,998	$(17,491,186)	(5.2)%

Revenues, which represent net pool revenues—related party, time charters and other revenues, net, were $315.9 million for the year ended March 31, 2021, a decrease of $17.5 million, or 5.2%, from $333.4 million for the year ended March 31, 2020. The decrease is primarily attributable to a reduction of average TCE rates and decreased fleet utilization. Average TCE rates of $39,606 for the year ended March 31, 2021 decreased from $42,798 for the year ended March 31, 2020. During the year ended March 31, 2021, we recognized a reallocation of prior period pool profits based on a periodic review of actual vessel performance in accordance with the pool participation agreements. This reallocation resulted in a $707 decrease in our fleet’s overall TCE rates for the year ended March 31, 2021 due to adjustments related to the relative speed and consumption performance of all vessels participating in the Helios Pool. This compares to a $240 increase in our fleet’s overall TCE rates for reallocation of prior period pool profits during the year ended March 31, 2020. Excluding this reallocation for both years, TCE rates decreased by $2,245 when comparing the year ended March 31, 2021 to the year ended March 31, 2020, primarily driven by a reduction in spot market rates. The Baltic Exchange Liquid Petroleum Gas Index, an index published daily by the Baltic Exchange for the spot market rate for the benchmark Ras Tanura-Chiba route (expressed as U.S. dollars per metric ton), averaged $55.703 for the year ended March 31, 2021 compared to an average of $67.050 for the year ended March 31, 2020. Our fleet utilization decreased from 95.4% during the year ended March 31, 2020 to 92.8% during the year ended March 31, 2021.

Charter Hire Expenses

Charter hire expenses for the vessels chartered in from third parties were $18.1 million for the year ended March 31, 2021 compared to $9.9 million for the year ended March 31, 2020. The increase of $8.2 million, or 83.9%, was caused by an increase in time chartered-in days, which increased from 426 for the year ended March 31, 2020 to 740 for the year ended March 31, 2021.

Vessel Operating Expenses

Vessel operating expenses were $78.2 million during the year ended March 31, 2021, or $9,741 per vessel per calendar day, which is calculated by dividing vessel operating expenses by calendar days for the relevant time period for the vessels that were in our fleet. This was an increase of $6.7 million, or 9.4%, from $71.5 million, or $8,877 per vessel per calendar day, for the year ended March 31, 2020. The increase in vessel operating expenses was primarily the result of a $6.0 million, or $755 per vessel per calendar day, increase in operating expenses related to repairs and maintenance, spares and stores, and coolant costs, which is inclusive of an increase of $0.4 million, or $54 per vessel per calendar day, in operating expenses related to the drydocking of vessels.

General and Administrative Expenses

General and administrative expenses were $33.9 million for the year ended March 31, 2021, an increase of $10.5 million, or 45.1%, from $23.4 million for the year ended March 31, 2020. This was driven by the recording of a contingent liability of $4.0 million related to a disputed claim relating to one of our VLGCs readiness to lift a cargo scheduled by a charterer and increases of $2.0 million in annual cash bonuses to certain employees, $3.1 million in salaries, wages and benefits, and $1.4 million in higher insurance premiums.

Interest and Finance Costs

Interest and finance costs amounted to $27.6 million for the year ended March 31, 2021, a decrease of $8.5 million from $36.1 million for the year ended March 31, 2020. The decrease of $8.5 million during the year ended March 31, 2021 was due to a decrease of $10.6 million in interest incurred on our long-term debt, primarily resulting from a decrease in average indebtedness and a reduced margin from the refinancing of the Commercial Tranche of the 2015 Facility, partially offset by a reduction of $2.2 million in amortization of deferred financing fees and loan expenses. Average indebtedness, excluding deferred financing fees, decreased from $683.9 million for the year ended March 31, 2020 to $633.7 million for the year ended March 31, 2021. As of March 31, 2021, the outstanding balance of our long-term debt, excluding deferred financing fees, was $602.1 million.

Unrealized Gain/(Loss )on Derivatives

Unrealized gain on derivatives amounted to approximately $7.2 million for the year ended March 31, 2021 compared to an unrealized loss of $18.2 million for the year ended March 31, 2020. The favorable $25.4 million difference is primarily attributable to an increase of $20.2 million in favorable fair value changes to our interest rate swaps resulting from changes in forward LIBOR yield curves and $5.2 million in favorable variances related to the settlement in the current period of our FFA positions.

Realized Gain/(Loss) on Derivatives

Realized loss on derivatives was $4.6 million for the year ended March 31, 2021, compared to a realized gain of $2.8 million for the year ended March 31, 2020. The unfavorable $7.4 million change is primarily attributable to (1) fluctuations in floating LIBOR resulting in a $6.2 million unfavorable variance on realized losses in the current period on our interest rate swaps and (2) additional realized losses incurred related to settlements on our FFA positions of $1.2 million.

Results of Operations For The Year Ended March 31, 2020 As Compared To The Year Ended March 31, 2019

For a discussion of the year ended March 31, 2020 compared to the year ended March 31, 2019, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended March 31, 2020.

Operating Statistics and Reconciliation of GAAP to non-GAAP Financial Measures

To supplement our financial statements presented in accordance with U.S.GAAP, we present certain operating statistics and non-GAAP financial measures to assist in the evaluation of our business performance. These non-GAAP financial measures include Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) and time charter equivalent rate. These non-GAAP financial measures may not be comparable to similarly titled measures used by other companies and should not be considered in isolation or as a substitute for net income and revenues, which are the most directly comparable measures of performance prepared in accordance with GAAP.

We use these non-GAAP financial measures in assessing the performance of our ongoing operations and in planning and forecasting future periods. These adjusted measures provide a more comparable basis to analyze operating results and earnings and are measures commonly used by shareholders to measure our performance. We believe that these adjusted measures, when considered together with the corresponding U.S. GAAP financial measures and the reconciliations to those measures, provide meaningful supplemental information to assist investors and analysts in understanding our business results and assessing our prospects for future performance.

	Year ended	Year ended	Year ended
(in U.S. dollars, except fleet data)	March 31, 2021	March 31, 2020	March 31, 2019
Financial Data
Adjusted EBITDA	$188,555,935	$233,240,304	$64,408,989
Fleet Data
Calendar days(1)	8,030	8,052	8,030
Time chartered-in days(1)	740	426	10
Available days(1)	8,505	8,088	7,997
Operating days(1)	7,891	7,715	7,189
Fleet utilization(1)	92.8%	95.4%	89.9%
Average Daily Results
Time charter equivalent rate	$39,606	$42,798	$21,746
Daily vessel operating expenses(1)	$9,741	$8,877	$8,329
(1)	Refer to “Important Financial and Operational Terms and Concepts” above for definitions of calendar days, time chartered-in days, available days, operating days, fleet utilization, and daily vessel operating expenses.

Adjusted EBITDA

Adjusted EBITDA is an unaudited non-U.S. GAAP financial measure and represents net income/(loss) before interest and finance costs, unrealized (gain)/loss on derivatives, realized (gain)/loss on interest rate swaps, stock-based compensation expense, impairment, and depreciation and amortization and is used as a supplemental financial measure by management to assess our financial and operating performance. We believe that adjusted EBITDA assists our management and investors by increasing the comparability of our performance from period to period. This increased comparability is achieved by excluding the potentially disparate effects between periods of derivatives, interest and finance costs, stock-based compensation expense, impairment, and depreciation and amortization expense, which items are affected by various and possibly changing financing methods, capital structure and historical cost basis and which items may significantly affect net income/(loss) between periods. We believe that including adjusted EBITDA as a financial and operating measure benefits investors in selecting between investing in us and other investment alternatives.

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

The following table sets forth a reconciliation of net income/(loss) to Adjusted EBITDA (unaudited) for the periods presented:

	Year ended	Year ended	Year ended
(in U.S. dollars)	March 31, 2021	March 31, 2020	March 31, 2019
Net income/(loss)	$92,564,653	$111,841,258	$(50,945,905)
Interest and finance costs	27,596,124	36,105,541	40,649,231
Unrealized (gain)/loss on derivatives	(7,202,880)	18,206,769	7,816,401
Realized (gain)/loss on interest rate swaps	3,779,363	(2,403,480)	(3,788,123)
Stock-based compensation expense	3,356,199	3,227,686	5,476,234
Depreciation and amortization	68,462,476	66,262,530	65,201,151
Adjusted EBITDA	$188,555,935	$233,240,304	$64,408,989

Time charter equivalent rate

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

The following table sets forth a reconciliation of revenues to TCE rate (unaudited) for the periods presented:

(in U.S. dollars, except operating days)	Year ended	Year ended	Year ended
Numerator:	March 31, 2021	March 31, 2020	March 31, 2019
Revenues	$315,938,812	$333,429,998	$158,032,485
Voyage expenses	(3,409,650)	(3,242,923)	(1,697,883)
Time charter equivalent	$312,529,162	$330,187,075	$156,334,602

Pool adjustment*	5,579,857	(1,851,722)	—
Time charter equivalent excluding pool adjustment*	$318,109,019	$328,335,353	$156,334,602

Denominator:
Operating days	7,891	7,715	7,189
TCE rate:
Time charter equivalent rate	$39,606	$42,798	$21,746
TCE rate excluding pool adjustment*	$40,313	$42,558	$21,746

* Adjusted for the effects of reallocations of pool profits in accordance with the pool participation agreements due to adjustments related to speed and consumption performance of the vessels operating in the Helios Pool.

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

	Year ended	Year ended	Year ended
Company Methodology:	March 31, 2021	March 31, 2020	March 31, 2019
Operating Days	7,891	7,715	7,189
Fleet Utilization	92.8%	95.4%	89.9%
Time charter equivalent rate	$39,606	$42,798	$21,746

Alternate Methodology:
Operating Days	8,505	8,088	7,991
Fleet Utilization	100.0%	100.0%	99.9%
Time charter equivalent rate	$36,747	$40,824	$19,564

We believe that Our Methodology using the underlying vessel employment provides more meaningful insight into market conditions and the performance of our vessels.

Liquidity and Capital Resources

Our business is capital intensive, and our future success depends on our ability to maintain a high‑quality fleet. As of March 31, 2021, we had cash and cash equivalents of $79.3 million, current restricted cash of $5.3 million and non-current restricted cash of $0.1 million.

Our primary sources of capital during the year ended March 31, 2021 were $170.6 million in cash generated from operations $24.0 million in net proceeds from the refinancing of the Cresques, $15.0 million in proceeds from the maturity of U.S. treasury bills, and $2.8 million in net proceeds from the refinancing of the 2015 AR Facility. As of March 31, 2021, the outstanding balance of our long-term debt, net of deferred financing fees of $10.6 million, was $591.5 million including $51.8 million of principal on our long-term debt scheduled to be repaid during the year ending March 31, 2022.

On August 5, 2019, our Board of Directors authorized the repurchase of up to $50.0 million of our common shares through the period ended December 31, 2020. On February 3, 2020, our Board of Directors authorized an increase to our Common Share Repurchase Program to repurchase up to an additional $50.0 million of our common shares. On December 29, 2020, our Board of Directors authorized an extension of and an increase to the remaining authorization of $41.4 million under our Common Share Repurchase Program, which was set to expire on December 31, 2020. Following this Board action, we are now authorized to repurchase up to $50.0 million of our common shares from December 29, 2020 through December 31, 2021. As of March 31, 2021, our total purchases under this authority totaled 5.5 million of our common shares for an aggregate consideration of $60.7 million. Following the increase and extension of the program, we currently have $47.9 million of available share repurchase authority remaining. Purchases may be made at our discretion in the form of open market repurchase programs, privately negotiated transactions, accelerated share repurchase programs or a combination of these methods. The actual amount and timing of share repurchases are subject to capital availability, our determination that share repurchases are in the best interest of our shareholders, and market conditions. We are not obligated to make any common share repurchases under the Common Share Repurchase Program.

On April 23, 2020, we refinanced a 2015-built VLGC, the Cresques, pursuant to a memorandum of agreement and a bareboat charter agreement (“Cresques Japanese Financing”). On April 21, 2020, we prepaid $28.5 million, which represented the portion of the then outstanding principal of the 2015 Facility related to the 2015-built VLGC Cresques, using cash on hand prior to the closing of the Cresques Japanese Financing. Pursuant to the Cresques Japanese Financing, we refinanced a 2015-built VLGC, the Cresques, from which the proceeds of $52.5 million increased our unrestricted cash by $24.0 million after taking into account the aforementioned $28.5 million we prepaid under the 2015 Facility. Refer to Note 9 to the consolidated financial statements for further details on the prepayment of the 2015 Facility and the refinancing of the Cresques.

 On April 29, 2020, we amended and restated the 2015 Facility, to among other things, refinance the Original Commercial Tranche through the entry into the New Facilities (as defined above), including (i) a new senior secured term loan facility in an aggregate principal amount of $155.8 million, which was used to prepay in full the outstanding principal amount under the Original Commercial Tranche and for general corporate purposes and (ii) a new senior secured revolving credit facility in an aggregate principal amount of up to $25.0 million, which we intend to use for general corporate purposes. Refer to Note 9 to the consolidated financial statements for further details on the refinancing of the Original Commercial Tranche of the 2015 Facility.

On June 11, 2018, we refinanced our 2007-built VLGC, the Captain John NP, pursuant to a memorandum of agreement and a bareboat charter agreement (the “CJNP Japanese Financing”). In connection therewith, we transferred the Captain John NP to the buyer for $48.3 million and, as part of the agreement, CJNP LPG Transport LLC, our wholly-owned subsidiary, bareboat chartered the vessel back for a period of 6 years, with purchase options from the end of year 2 through a mandatory buyout by 2024. We continue to technically manage, commercially charter, and operate the Captain John NP. We received $21.7 million, which increased our unrestricted cash, as part of the transaction, with $26.6 million to be retained by the buyer as a deposit (the “CJNP Deposit”), which can be used by us towards the repurchase of the vessel either pursuant to an early buyout option or at the end of the 6-year bareboat charter term. On October 13, 2020, we exercised the repurchase option under the CJNP Japanese Financing and repurchased the Captain John NP for $18.3 million in cash and the application of the CJNP Deposit amount.

On February 2, 2021, we announced a tender offer to purchase up to 7,407,407, or about 14.8%, of our then outstanding common shares at a price of $13.50 per share. Based on preliminary results indicating that the tender offer was oversubscribed, we elected to increase the number of shares accepted for payment by 997,739, or slightly less than 2% of our then outstanding shares. The number of shares we purchased and canceled from each tendering shareholder was prorated so our purchases in the tender offer totaled of 8,405,146 shares, or approximately 16.8% of our then outstanding common shares, for an aggregate purchase price of approximately $113.5 million.

Operating expenses, including expenses to maintain the quality of our vessels in order to comply with international shipping standards and environmental laws and regulations, the funding of working capital requirements, long-term debt repayments, financing costs, and commitments under the bareboat charter for a newbuilding dual-fuel VLGC as described in Note 18 to our consolidated financial statements represent our short-term, medium-term and long-term liquidity needs as of March 31, 2021. We anticipate satisfying our liquidity needs for at least the next twelve months with cash on hand and cash from operations. We may also seek additional liquidity through alternative sources of debt financings and/or through equity financings by way of private or public offerings. However, if these sources are insufficient to satisfy our short-term liquidity needs, or to satisfy our future medium-term or long-term liquidity needs, we may need to seek alternative sources of financing and/or modifications of our existing credit facility and financing arrangements. There is no assurance that we will be able to obtain any such financing or modifications to our existing credit facility and financing arrangements on terms acceptable to us, or at all.

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

Cash Flows

The following table summarizes our cash and cash equivalents provided by/(used in) operating, financing and investing activities for the periods presented:

	March 31, 2021	March 31, 2020	March 31, 2019
Net cash provided by operating activities	$170,595,696	$169,036,407	$8,883,433
Net cash provided by/(used in) investing activities	1,021,090	(33,144,834)	(4,520,304)
Net cash used in financing activities	(174,484,467)	(114,651,756)	(67,005,777)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	$(2,661,928)	$20,916,481	$(62,895,734)

Operating Cash Flows. Net cash provided by operating activities for the year ended March 31, 2021 was $170.6 million compared with $169.0 million for the year ended March 31, 2020. The increase is primarily related to changes in working capital, mainly from amounts due from the Helios Pool as distributions from the Helios Pool are impacted by the timing of the completion of voyages and spot market rates, partially offset by a reduction in operating income.

Net cash provided by operating activities for the year ended March 31, 2020 was $169.0 million compared with $8.9 million for the year ended March 31, 2019. The increase is primarily related to a sharp increase in our operating income for the year ended March 31, 2020 from increased TCE rates.

Net cash flow from operating activities depends upon our overall profitability, market rates for vessels employed on voyage charters, charter rates agreed to for time charters, the timing and amount of payments for drydocking expenditures and unscheduled repairs and maintenance, fluctuations in working capital balances and bunker costs.

Investing Cash Flows. Net cash provided by investing activities was $1.0 million for the year ended March 31, 2021, compared with net cash used in investing activities of $33.1 million for the year ended March 31, 2020. For the year ended March 31, 2021, net cash provided by investing activities was comprised of $15.0 million in proceeds from the maturity of short-term investments, partially offset by our capital expenditures of $9.5 million and $4.7 million in purchases of investment securities.

Net cash used in investing activities was $33.1 million for the year ended March 31, 2020, compared with net cash used in investing activities of $4.5 million for the year ended March 31, 2019. For the year ended March 31, 2020, net cash used in investing activities was comprised of our capital expenditures of $19.9 million and $14.9 million in purchases of short-term investments, partially offset by $1.8 million in proceeds from the sale of investment securities. For the year ended March 31, 2019, net cash used in investing activities comprised primarily of our capital expenditures of $4.0 million and $0.5 million in purchases of short-term investments.

Financing Cash Flows. Net cash used in financing activities was $174.5 million for the year ended March 31, 2021, compared with net cash used in financing activities of $114.7 million for the year ended March 31, 2020. For the year ended March 31, 2021, net cash used in financing activities consisted of the repurchase of common stock of $126.2 million, repayments of long-term debt of $99.4 million, and payments of financing costs of $4.2 million, partially offset by $55.4 million of proceeds from long-term debt borrowings.

Net cash used in financing activities was $114.7 million for the year ended March 31, 2020, compared with net cash used in financing activities of $67.0 million for the year ended March 31, 2019. For the year ended March 31, 2020, net cash used in financing activities consisted of repayments of long-term debt of $64.0 million and treasury stock repurchases of $50.6 million. For the year ended March 31, 2019, net cash used in financing activities consisted of repayments of long-term debt of $130.2 million, treasury stock repurchases of $1.3 million, and payment of debt financing costs of $0.6 million, partially offset by proceeds from long-term debt borrowings of $65.1 million related to the CJNP Japanese Financing, CMNL/CJNPL Japanese Financing, and our 2018 refinancing of our 2008-built VLGC, the Captain Nicholas ML, pursuant to a memorandum of agreement and a bareboat charter agreement (the “CNML Japanese Financing”). For more information with respect to the CMNL/CJNP Japanese Financing, the CMNL/CJNP Japanese Financing and the CNML Japanese Financing please see Note 9 to our audited consolidated financial statements included herein

Capital Expenditures. LPG transportation is a capital‑intensive business, requiring significant investment to maintain an efficient fleet and to stay in regulatory compliance.

We are generally required to complete a drydock a vessel once every 30 to 36 months for inspection of the underwater parts of the vessel. However, for vessels not exceeding 15 years that have means to facilitate underwater inspection in lieu of drydocking, the drydocking can be skipped and be conducted concurrently with the special survey. Certain cargo vessels that meet the system requirements set by classification societies may qualify for extended drydocking, which extends the 5-year period to 7.5 years, by replacing certain dry-dockings with in-water surveys. Drydocking each vessel takes approximately 10 to 20 days. We spend significant amounts for scheduled drydocking (including the cost of classification society surveys) for each of our vessels.

As our vessels age and our fleet expands, our drydocking expenses will increase. We estimate the current cash outlay for a VLGC special survey to be approximately $1.0 million per vessel (excluding any capital improvements, such as scrubbers and ballast water management systems, to the vessel that may be made during such drydockings) and the cost of an intermediate survey to be between $100,000 and $200,000 per vessel. Ongoing costs for compliance with environmental regulations are primarily included as part of our drydocking and classification society survey costs. Additionally, ballast water management systems are expected to be installed on three of our VLGCs between November 2021 and July 2024 for approximately $0.8 million per vessel. Further, in October 2016, the International Maritime Organization (the “IMO”) set January 1, 2020 as the implementation date for vessels to comply with its low sulfur fuel oil requirement, which cuts sulfur levels from 3.5% to 0.5%. We may comply with this regulation by (i) consuming compliant fuels on board (0.5% sulfur), which are readily available globally since our last quarterly filing, but at a significantly higher cost; (ii) continuing to consume high-sulfur fuel oil by installing scrubbers for cleaning of the exhaust gases to levels at or below compliance with regulations (0.5% sulfur); or (iii) by retrofitting vessels to be powered by liquefied natural gas or LPG, which may be a viable option subject to the relative pricing of compliant low-sulfur fuel (0.5% sulfur) and LPG. Such costs of compliance with the IMO’s low sulfur fuel oil requirement are significant and could have an adverse effect on our operations and financial results. Currently, eleven of our technically-managed VLGCs are equipped with scrubbers while one additional vessel is expected to be equipped during June 2021. We had contractual commitments for scrubber purchases of $1.5 million as of March 31, 2021. These amounts only reflect firm commitments for the purchase of scrubber parts and materials as of March 31, 2021. We are not aware of any other proposed regulatory changes or environmental laws that we expect to have a material impact on our current or future results of operations that we have not already considered. Please see "Item 1A. Risk Factors—Risks Relating to Our Company—We may incur increasing costs for the drydocking, maintenance or replacement of our vessels as they age, and, as our vessels age, the risks associated with older vessels could adversely affect our ability to obtain profitable charters.”

On March 31, 2021, we entered into a thirteen year bareboat agreement to charter-in a newbuilding dual-fuel VLGC that is expected to be delivered from Kawasaki Heavy Industries in March 2023. The financing structure of the newbuilding is analogous to that of our Japanese financings pursuant to which a third-party will purchase the vessel and bareboat charter the vessel to us. As part of the agreement, we control the building of the vessel and its use after delivery. The vessel will be built to our specifications; we will supervise the building of the vessel to meet these specifications; and we will technically and commercially manage the vessel after its delivery. Under the agreement, we have commitments of $24 million of predelivery costs as well as the cost of additional features to meet our specifications and supervision costs for an aggregate total of approximately $25 million. As of March 31, 2021, we expect to settle the commitments under the agreement with installment payments totaling $16.0 million in the 12 months following March 31, 2021, of which $8.0 million was paid in April 2021, and approximately $9.0 million during the year ended March 31, 2023. As of March 31, 2021, construction of the vessel has not commenced.

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

Interest Rate Risk

The LPG shipping industry is capital intensive, requiring significant amounts of investment. Much of this investment is provided in the form of long-term debt. Our debt agreement contains interest rates that fluctuate with LIBOR. We have entered into interest rate swap agreements to hedge a majority of our exposure to fluctuations of interest rate risk associated with our 2015 AR Facility. We have hedged $366.3 million of amortizing principal of the 2015 AR Facility as of March 31, 2021 and thus increasing interest rates could adversely impact our future earnings. For the 12 months following March 31, 2021, a hypothetical increase or decrease of 20 basis points in the underlying LIBOR rates would result in an increase or decrease of our interest expense on our unhedged interest-bearing debt by approximately $0.1 million assuming all other variables are held constant. See Notes 9 and 19 to our audited consolidated financial statements included herein for a description of our debt obligations and interest rate swaps, respectively.

Foreign Currency Exchange Rate Risk

Our primary economic environment is the international LPG shipping market. This market utilizes the U.S. dollar as its functional currency. Consequently, our revenues are in U.S. dollars and the majority of our operating expenses are in U.S. dollars. However, we incur some of our expenses in other currencies, particularly Euro, Singapore Dollar, Danish Krone, Japanese Yen, British Pound Sterling, and Norwegian Krone. The amount and frequency of some of these expenses, such as vessel repairs, supplies and stores, may fluctuate from period to period. Depreciation in the value of the U.S. dollar relative to other currencies will increase the cost of us paying such expenses. For the year ended March 31, 2021, 23% of our expenses (excluding depreciation and amortization, interest and finance costs and gain/loss on derivatives), were in currencies other than the U.S. dollar, and as a result we expect the foreign exchange risk associated with these operating expenses to be immaterial. We do not have foreign exchange exposure in respect of our credit facility and interest rate swap agreements, as these are denominated in U.S. dollars.

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

Forward Freight Agreements

From time to time, we may take hedging or speculative positions in derivative instruments, including FFAs. The usage of such derivatives can lead to fluctuations in our reported results from operations on a period-to-period basis. Generally, freight derivatives may be used to hedge our exposure to the spot market for a specified route and period of time. Upon settlement, if the contracted charter rate is less than the average of the rates reported on an identified index for the specified route and time period, the seller of the FFA is required to pay the buyer the settlement sum, being an amount equal to the difference between the contracted rate and the settlement rate, multiplied by the number of days of the specified period. Conversely, if the contracted rate is greater than the settlement rate, the buyer is required to pay the seller the settlement sum. If we take positions in FFAs or other derivative instruments we could suffer losses in the settling or termination of these agreements. This could adversely affect our results of operations and cash flows. During the year ended March 31, 2020, we entered into a FFAs as an economic hedge to reduce the risk on vessels trading in the spot market and to take advantage of short-term fluctuations in market prices. We do not classify these freight derivatives as cash flow hedges for accounting purposes and therefore gains or losses are recognized in earnings. As of March 31, 2020, we had FFA derivative instruments classified under current liabilities of $2.6 million. We had no outstanding FFA positions as of March 31, 2021.

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

Based on this evaluation, our management concluded that our disclosure controls and procedures were effective as of March 31, 2021. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits to the Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Our management conducted an evaluation of our effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of the inherent limitations of internal controls over financial reporting, misstatements may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on the evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2021.

The effectiveness of our internal control over financial reporting as of March 31, 2021 has been audited by Deloitte Certified Public Accountants S.A., an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

Our management with the participation of our principal executive officer and principal financial officer or persons performing similar functions has determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) occurred during the fourth fiscal quarter of our fiscal year ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Class II Directors — Terms expiring at the Company’s 2021 Annual Meeting of Shareholders

Øivind Lorentzen, 70, has served as a director of the Company since July 2013 and is currently the Chairman of the Audit Committee. Mr. Lorentzen is currently Managing Director of Northern Navigation, LLC. Mr. Lorentzen was Non-Executive Vice Chairman of SEACOR Holdings Inc. from early 2015 to April 2021, prior to which he was its Chief Executive Officer. From 1990 until September 2010, Mr. Lorentzen was President of Northern Navigation International, Ltd., an investment management and ship-owning company concentrating in specialized marine transportation and ship finance. From 1979 to 1990, Mr. Lorentzen was Managing Director of Lorentzen Empreendimentos S.A., an industrial and shipping group in Brazil, and he served on its board of directors until December 2005. From 2001 to 2008, Mr. Lorentzen was Chairman of NFC Shipping Funds, a leading private equity fund in the maritime industry. Mr. Lorentzen is a director of the Global Maritime Forum, an international not-for-profit organization dedicated to promoting the potential of the global maritime industry. Mr. Lorentzen earned his undergraduate degree at Harvard College and his MBA from Harvard Business School. Mr. Lorentzen’s expertise in the maritime and shipping industries provides him with the important qualifications and skills to serve as a member of our Board of Directors.

John C. Lycouris, 71, serves as Chief Executive Officer of Dorian LPG (USA) LLC and is a director of the Dorian LPG Ltd. since its inception in July 2013. Previously, Mr. Lycouris was a Director and VP/Treasurer of Eagle Ocean, Inc. beginning in 1993 and of Eagle Ocean Transport, Inc. beginning in 2004, where he attended to pre- and post-delivery financings of newbuilding and second-hand vessels in the tanker, LPG, and dry bulk sectors, including execution of a multitude of sale and purchase contracts. Mr. Lycouris’ responsibilities also included operational and technical matters as well as investment strategy for a number of portfolios of foreign principals represented by the Companies. Before joining Eagle Ocean, Inc., Mr. Lycouris served as Director of Peninsular Maritime Ltd. a ship brokerage firm in London, UK, which he joined in 1974, and managed the Finance and Accounts departments. Mr. Lycouris holds a BS in Business Administration from Ithaca College and an MBA in Finance from Cornell University. Mr. Lycouris’ successful leadership and executive experience, along with his deep knowledge of the commercial, technical and operational aspects of shipping in general and LPG shipping in particular, provide him with the qualifications and skills to serve as a member of our Board of Directors.

Ted Kalborg, 70, has served as a director of the Company since December 12, 2014 and is currently a member of the Audit Committee and Compensation Committee. Mr. Kalborg is the founder of the Tufton Group, a fund management group he founded in 1985 that specializes in the shipping and energy sectors. The group manages hedge funds and private equity funds. Mr. Kalborg’s primary focus has been corporate reorganizations. Mr. Kalborg holds a BA from Stockholm School of Economics and received an MBA from Harvard Business School. Mr. Kalborg’s diversified experience in the oil drilling, shipping, and investment industries, his specialty in maritime and transportation fund management, and his extensive background serving as director of several other companies equip him with the qualifications and skills to act as a member of our Board of Directors.

Class III Directors — Terms expiring at the Company’s 2022 Annual Meeting of Shareholders

John C. Hadjipateras, 70, has served as Chairman of the Board and as our President and Chief Executive Officer and as President of Dorian LPG (USA) LLC since our inception in July 2013. Mr. Hadjipateras has been actively involved in the management of shipping companies since 1972. From 1972 to 1992, Mr. Hadjipateras was the Managing Director of Peninsular Maritime Ltd. in London and subsequently served as President of Eagle Ocean, which provides chartering, sale and purchase, protection and indemnity insurance and shipping finance services. Mr. Hadjipateras has served as a member of the boards of the Greek Shipping Co-operation Committee and of the Council of INTERTANKO, and has been a member of the Baltic Exchange since 1972 and of the American Bureau of Shipping since 2011. Mr. Hadjipateras also served on the Board of Advisors of the Faculty of Languages and Linguistics of Georgetown University and is a trustee of Kidscape, a leading U.K. charity organization. Mr. Hadjipateras was a director of SEACOR Holdings Inc., a global provider of marine transportation equipment and logistics services, from 2000 to 2013. We believe that Mr. Hadjipateras’ expertise in the maritime and shipping industries provides him with the qualifications and skills to serve as a member of our Board of Directors.

Malcolm McAvity, 70, has served as a director of the Company since January 2015 and is currently the Chairman of our Nominating and Corporate Governance Committee and a member of our Compensation Committee. Mr. McAvity formerly served as Vice Chairman of Phibro LLC, one of the world’s leading international commodities trading firms, from 1986 through 2012. Mr. McAvity has held various positions trading crude oil and other commodities. Mr. McAvity earned a BA from Stanford University and an MBA from Harvard Business School. We believe that Mr. McAvity’s experience in commodities trading provides him with the qualifications and skills to serve as a member of our Board of Directors.

Class I Directors — Terms expiring at the Company’s 2023 Annual Meeting of Shareholders

Thomas J. Coleman, 54, has served as a director of the Board since September 2013 and is currently our Lead Independent Director, Chairman of the Company’s compensation committee (the “Compensation Committee”) and a member of the Company’s nominating and corporate governance committee (the “Nominating and Corporate Governance Committee”). Mr. Coleman has served as co-Founder and co-President of Kensico Capital Management Corporation (“Kensico”) since 2000. Mr. Coleman is also the co-principal of each of Kensico’s affiliates. Prior to working with Kensico and its affiliates, Mr. Coleman was employed by Halo Capital Partners (“Halo”). Prior to his employment at Halo, Mr. Coleman founded and served as Chief Executive Officer and a director of PTI Holding Inc. from 1990 until 1995. From October 2012 until January 2014, Mr. Coleman served as a director of WebMD. From February 2011 until its sale in January 2012, Mr. Coleman served as a director of Tekelec, a publicly traded global provider of core network solutions. We believe that Mr. Coleman’s knowledge of corporate finance provides him with the qualifications and skills to serve as a member of our Board of Directors.

Christina Tan, 68, has served as a director of the Company since May 1, 2015 and is currently a member of the Audit and Nominating and Corporate Governance Committees. Ms. Tan has been the Chief Executive Officer of the MT Maritime Management Group (“MTM Group”) since the beginning of 2020. Ms. Tan has been an officer with the MTM Group for over 30 years, performing in a variety of capacities, including finance and chartering, and was also a board member of Northern Shipping Funds from 2008 to 2015, at which point she remained as a member of the Limited Partnership Advisory Committee (LPAC). For eight years prior to joining MTM Group, Ms. Tan was Vice President of Finance & Trading for Socoil Corporation, a major Malaysian palm oil refiner and trading company. Ms. Tan earned a BA in Economics and Mathematics from Western State College of Colorado. We believe that Ms. Tan’s long-standing experience in the shipping industry and in maritime investments provide her with the qualifications and skills to serve as a member of our Board of Directors.

Information about Executive Officers Who Are Not Directors

Theodore B. Young, 53, has served as our Chief Financial Officer, Treasurer and Principal Financial and Accounting Officer since July 2013, as Chief Financial Officer and Treasurer of Dorian LPG (USA) LLC since July 2013, and as head of corporate development for Eagle Ocean from 2011 to 2013. From 2004 to 2011, Mr. Young was a Senior Managing Director and member of the Investment Committee at Irving Place Capital (“IPC”), where he worked on investments in the industrial, transportation and business services sectors. Prior to joining IPC, Mr. Young was a principal at Harvest Partners, a New York-based middle market buyout firm, from 1997 to 2004. There, Mr. Young was active in industrial transactions and played a key role in the firm’s multinational investment strategy. Prior to his career in private equity, Mr. Young was an investment banker with Merrill Lynch & Co., Inc. and SBC Warburg Dillon Read and its predecessors in New York, Zurich, and London. Mr. Young holds an AB from Dartmouth College and an MBA from the Wharton School of the University of Pennsylvania with a major in accounting.

Tim T. Hansen, 52, has served as our Chief Commercial Officer since 2018. He joined the Company in 2014 as Chartering Manager and in 2015 became the Managing Director for the Helios LPG Pool London Office. In 2019 he joined the Helios Pool Board of Directors and has since 2020 served as Chairman of the Board. Mr. Hansen began his career at sea in 1985 with AP Moeller Maersk (“Maersk”) rising through the ranks in tankers, container and dry cargo vessels, ending his seagoing career as captain of various sized LPG carriers. Mr. Hansen was also a Lieutenant in the Royal Danish Navy from 1992 through 1993, where he served as Skipper on Vessel Traffic Services (“VTS”) vessels, performed various coast guard services, and worked as a VTS Operator at Green Belt Traffic Service. Mr. Hansen returned to Maersk in 1993, where he eventually came ashore in 1999 with responsibilities in several sectors including supercargo, operations, and chartering in the dry cargo segment, Maersk Line and was Senior Charterer in Broestroem. In 2002, Mr. Hansen began to focus on the LPG sector and from 2004 until Maersk's exit from the LPG sector in 2013 was Senior Charterer responsible for the daily employment of handy, mid-size and VLGC vessels.

Alexander C. Hadjipateras, 41, has served as our Executive Vice President of Business Development since July 2013 and is the son of John C. Hadjipateras, the Chairman of the Board of Directors and President and Chief Executive Officer of the Company. Mr. Alexander C. Hadjipateras’ main areas of focus are business development, vessel sale and purchase, and assisting in the management of the Company’s operations in Athens, Greece. Since joining Eagle Ocean in 2006, Mr. Alexander C. Hadjipateras been involved in its newbuilding program at Sumitomo Shipyard in Japan and Hyundai Heavy Industries in South Korea and worked on Aframax spot chartering. Prior to joining Eagle Ocean, Mr. Alexander C. Hadjipateras worked as a Business Development Manager at Avenue A/ Razorfish, a leading digital advertising agency based in San Francisco. Mr. Alexander C. Hadjipateras has served as a director of the Helios LPG Pool since 2018, a director of the UK P&I Club since 2016, and a director on the Greek Shipping Corporation Committee (GSCC) since 2018. Mr. Alexander C. Hadjipateras graduated from Georgetown University with a BA in history in 2001 and is currently completing an executive MBA at HEC Paris.

Audit Committee

The Audit Committee, established in accordance with Section 3(a)(58)(A) of the Exchange Act, currently consists of Messrs. Lorentzen and Kalborg and Ms. Tan, with Mr. Lorentzen serving as its chairperson. The Audit Committee meets a minimum of four times per year, and during such meetings, the Audit Committee meets with the Company’s management, internal auditors and independent external auditors separately from the Board.

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

Anti-Bribery and Corruption Policy

We have an Anti-Bribery and Corruption Policy which memorializes our commitment to adhere faithfully to both the letter and spirit of all applicable anti-bribery legislation in the conduct of our business activities worldwide.

Code of Conduct and Ethics

We have adopted a Code of Ethics applicable to officers, directors and employees (the “Code of Ethics”), which fulfills applicable guidelines issued by the Commission.

Our Code of Ethics and our Anti-Bribery and Corruption Policy can be found on our website at http://www.dorianlpg.com/investor-center/corporate-governance/. We will also provide a hard copy of our Code of Ethics and Anti-Bribery and Corruption Policy free of charge upon written request to Dorian LPG Ltd. c/o Dorian LPG (USA) LLC, 27 Signal Road, Stamford, Connecticut 06902. Our employees are required to make written reaffirmation of their commitment to the Anti-Bribery and Corruption Policy and Code of Ethics on an annual basis. Any waiver that is granted, and the basis for granting the waiver, will be publicly communicated as appropriate, including through posting on our website, as soon as practicable. We have granted no waivers to the Anti-Bribery and Corruption Policy since its inception. We granted no waivers under our Code of Ethics during the fiscal year ended March 31, 2021. We intend to post any amendments to and any waivers of our Code of Ethics on our website within four business days.

Shareholder Nominations

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Delinquent Section 16(A) Reports

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

To the Company’s knowledge, based solely on a review of copies of such reports furnished to the Company, and written representations that no reports were required, during the fiscal year ended March 31, 2021, all Section 16(a) filing requirements applicable to the Company’s officers, directors, and greater than ten percent beneficial owners were complied with, except for one late Form 4 pertaining to one transaction for our Executive Vice President of Business Development, Mr. Alexander C. Hadjipateras, and one late Form 4 pertaining to one transaction for one of our directors, Mr. Ted Kalborg.

ITEM 11.  EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

General

This Compensation Discussion and Analysis (“CD&A”) provides information regarding the compensation program for our executive officers in the fiscal year ended March 31, 2021 (“Fiscal Year 2021”). It describes our compensation philosophy; the objectives of the executive compensation program in Fiscal Year 2021; the elements of the compensation program; and how each element fits into our overall compensation philosophy. Certain information with respect to the compensation program for our executive officers in the fiscal year ended March 31, 2020 (“Fiscal Year 2020”) and in the fiscal year ended March 31, 2022 (“Fiscal Year 2022”) has also been included where the Compensation Committee deemed that such information may be helpful to give context to the disclosure herein.

Our named executive officers (or “NEOs”), consisting of our principal executive officer (“PEO”), principal financial officer (“PFO”), and our three most highly compensated executive officers other than our PEO and PFO for Fiscal Year 2021 are:

●	John C. Hadjipateras, President, Chief Executive Officer, and Chairman of the Board of Directors;
●	Theodore B. Young, Chief Financial Officer;
●	John C. Lycouris, Chief Executive Officer of Dorian LPG (USA) LLC and a Director on our Board of Directors;
●	Tim T. Hansen, Chief Commercial Officer; and
●	Alexander C. Hadjipateras, Executive Vice President of Business Development.

Highlights for the Fiscal Year Ended 2021

◾	Revenues of $315.9 million.

◾	TCE(1) per operating day rate for our fleet of $39,606.

◾	Net income of $92.6 million, or $1.86 EPS.

◾	Adjusted EBITDA(1) of $188.6 million.

◾	Repurchased over $124.8 million of our common stock, or approximately 9.6 million shares, between our previously announced tender offer and common share repurchase program.

◾	Completed refinancing of commercial tranche of 2015 AR facility resulting in lower interest cost and improved terms.

◾	Completed refinancing of Cresques releasing $24.0 million of cash.

◾	Successfully completed 6 drydockings during the fiscal year.

◾	ESG commitment – AER ahead of trajectory levels for year ended December 31, 2020, crew rotations largely returned to pre-pandemic levels, and anticipate publication of first ESG report.

(1)	Time Charter Equivalent and adjusted EBITDA are non-GAAP measures. Refer to the reconciliation of revenues to TCE and net income to adjusted EBITDA included in Item 7. Management Discussion and Analysis of this annual report.

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

Key factors affecting the compensation decisions for the NEOs included key financial and statistical measurements, the design and implementation by the NEOs of (i) strategic objectives for us, such as the design and implementation of our commercial strategy, including health and safety initiatives and retrofitting of our vessels with scrubbers; as well as the achievement of our operational goals or goals in a particular area of responsibility for the respective NEOs, such as operations or chartering, (ii) a finance strategy for us, including obtaining or renegotiating financing on favorable terms in a difficult market environment, and (iii) continuing our commitment to our ESG goals including carbon reduction, sustainability, and transparency. In addition, we do not provide for excise tax gross-ups, supplemental executive retirement plans and for the Fiscal Year 2021, as a general matter, we did not provide perquisites for our executive officers. While the Compensation Committee may deem it appropriate to provide perquisites for its executive officers in the future, it has no current intention to do so.

Roles in Setting Executive Compensation

Role of the Compensation Committee

For Fiscal Year 2021, the Compensation Committee consisted of three members of the Board, each of whom qualified as “independent” under the NYSE listing standards and applicable independence standards under Rule 10A-3 of the Securities Exchange Act of 1934 (the “Exchange Act”). In view of the importance that independence plays in executive compensation, the Compensation Committee and the other independent directors regularly meet in executive session, without any members of management present.

The primary role of the Compensation Committee is to establish the Company’s compensation philosophy and strategy and to ensure that the Company’s executives are compensated in a manner consistent with the articulated philosophy and strategy. The Compensation Committee takes many factors into account when making compensation decisions with respect to the NEOs and other senior executives, including:

●	Our overall performance;
●	Individual performance, tenure, experience, and long-term potential;
●	Internal pay equity among the senior leadership team; and
●	External, publicly available market data on competitive compensation levels and practices.

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

Our CEO makes recommendations to the Compensation Committee with respect to salary, short-term incentive (bonus), and long-term incentive awards for all executive officers other than himself. He develops those recommendations based on competitive market information, our compensation strategy, his assessment of individual performance, the scope of responsibilities, experience level, time in position, and long-term potential of the particular executive. Our CEO’s recommendations are subject to review, modification, and ultimately approval of the Compensation Committee or, when sufficiently material, the full Board. All Fiscal Year 2021 compensation decisions reported herein (including base salaries, annual and long-term compensation) were made by the Compensation Committee.

Role of Outside Advisors

The Compensation Committee has the authority to engage independent advisors to assist in carrying out its duties. In April 2021, the Compensation Committee engaged Steven Hall & Partners (“Steven Hall”) as its independent compensation consultant to advise on executive and director compensation arrangements and related governance matters. Additionally, Steven Hall has assisted management in the preparation of this CD&A.

Compensation Consultant Conflict of Interest Assessment: As required by rules adopted by the SEC under the Dodd-Frank Act, the Compensation Committee assessed the relevant factors, including those set forth in Rule 10C-1(b)(4)(i) through (vi) under the Exchange Act, and determined that the work of Steven Hall did not raise any conflict of interest in Fiscal Year 2021.

Consideration of Prior Say-on-Pay Vote Results

We held our first non-binding stockholder advisory vote on executive compensation (“say-on-pay”) at our 2020 annual meeting. Our board, considering the results of the 2020 say-on-pay frequency vote by our stockholders and on the recommendation of our compensation committee, has opted to hold these say-on-pay votes every two years. Our next advisory vote on the frequency of future say-on-pay votes will be held at our 2022 annual meeting of stockholders.

At our 2020 annual meeting, our stockholders overwhelmingly approved our executive compensation, with more than 94% of voting shares cast in favor of the say-on-pay resolution. The Committee considers the results of the most recent say-on- pay vote along with other factors when making executive compensation decisions. The Compensation Committee will continue to engage with stockholders and will consider feedback from them, as well as the results from the 2020 and future advisory votes on executive compensation, when evaluating the Company’s executive compensation program and policies.

Fiscal Year 2021 Peer Group

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

The Peer Group for 2021 consisted of the following eight publicly-traded oil and gas shipping and transportation companies:

Diamond S Shipping Inc.	International Seaways, Inc.	SEACOR Marine LLC
Eagle Bulk Shipping	Overseas Shipholding Group, Inc.	Tidewater, Inc.
Genco Shipping & Trading Ltd.	SEACOR Holdings

Elements of the Fiscal Year 2021 Executive Officer Compensation Program

The Compensation Committee reviews each element of compensation annually to ensure alignment with its compensation philosophy and objectives, as well as to assess its executive compensation program and levels relative to the competitive marketplace. The executive compensation program consists of the following:

●	Base salary;
●	Annual bonus;
●	Long-term incentive compensation;
●	Retirement benefits generally available to all employees; and
●	Welfare and similar benefits (e.g., medical, dental, disability and life insurance).

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

For Fiscal Year 2021, the Compensation Committee reviewed the total compensation and salaries of our NEOs for Fiscal Year 2021, Messrs. J. Hadjipateras, Lycouris, Young, Hansen and A. Hadjipateras, taking into consideration market conditions, the recommendations of our Chief Executive Officer (for all executives other than himself), and the desire to retain our experienced, skilled, and knowledgeable NEOs who are essential to leading the Company and driving stockholder value, in keeping with our compensation philosophy. Following its review and using the factors described above, our Compensation Committee increased the annual salary levels as follows: for Mr. J. Hadjipateras, a base salary increase from $550,000 to $650,000; for Mr. J. Lycouris, a base salary increase from $450,000 to $550,000; for Mr. Young, a base salary increase from $400,000 to $500,000; for Mr. Hansen, a base salary increase from DKK 2,625,000 to DKK 3,250,000; and for Mr. A. Hadjipateras, a base salary increase from $250,000 to $325,000.

The following table summarizes Fiscal Year 2021 base salaries for our NEOs.

Name	Fiscal Year 2021 Salary
John C. Hadjipateras	$650,000
John C. Lycouris	$550,000
Theodore B. Young	$500,000
Tim T. Hansen(1)	$509,297
Alexander C. Hadjipateras	$325,000
(1)	Converted from Danish Krones to U.S. Dollars at a rate of 1 DKK = 0.1567 USD.

Named Executive Officer Base Salary Increases for Fiscal Year 2022

Base Salary increases for our NEOs for the fiscal year ending March 31, 2022, if any, have not been determined by the Compensation Committee and are thus not calculable as of the date of this report. The Compensation Committee expects to determine such increases, if any, no later than September 30, 2021 and the amounts of these increases, if any, will be disclosed in a filing by the Company in a Current Report on Form 8-K under Item 5.02(f) once the amounts are determined.

Annual Bonus

Our NEOs are eligible for cash incentives based on annual performance. We use these annual incentive opportunities to reward and drive initiatives as well as short-term achievements and milestones towards meeting the Company’s long-term goals. For Fiscal Year 2020 and Fiscal Year 2021, our NEOs each received discretionary cash bonuses (including a $1,500 holiday bonus). Factors reviewed in determining bonus amounts include: safety measures such as time lost to injuries and the number and frequency or reportable incidents; operating expense per day; chartering performance; EBITDA; and overall evaluation of individual performance.

The cash bonus amounts in recognition of the NEOs’ contributions to the Company for Fiscal Year 2020 and paid in Fiscal Year 2021 are detailed in the table below:

Name	Cash Bonus Awarded(1)
John C. Hadjipateras	$1,225,000
John C. Lycouris	$300,000
Theodore B. Young	$300,000
Tim T. Hansen	$345,613	(2)
Alexander C. Hadjipateras	$250,000
(1)	In recognition of the NEOs’ contributions to the Company for Fiscal Year 2020.

(2)	Converted from Danish Krones to U.S. Dollars at a rate of 1 DKK = 0.1567 USD.

For Fiscal Year 2021, cash bonuses for the NEOs have not been determined by the Compensation Committee and are thus not calculable through the date of this report. The Compensation Committee expects to determine such cash bonuses no later than September 30, 2021, and the amounts of these bonuses, if any, will be disclosed in a filing by the Company in a Current Report on Form 8-K under Item 5.02(f) once the amounts are determined.

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

The Compensation Committee believes restricted stock serves as a retention and motivation tool for executives in the volatile shipping industry. On May 14, 2020, the Compensation Committee approved the following long-term equity awards for our NEOs in the form of time-based restricted stock in recognition of the officers' contributions to the Company for Fiscal Year 2020: Mr. J. Hadjipateras received 155,654 fully vested restricted shares on June 22, 2020, Messrs. Lycouris, Young, and A. Hadjipateras received 37,500, 35,000, and 30,000 shares of restricted stock on June 15, 2020, vesting in escalating installments on the grant date and the first, second and third anniversary of the grant date, and Mr. Hansen received 40,000 restricted stock units vesting in escalating installments on the first, second and third anniversary of the grant date.

		Restricted Stock Awards and Restricted Stock Units
Name	Grant Date	Number of shares or units of stock granted(1)	Grant date fair value of shares or units of stock(2)
John C. Hadjipateras	6/22/2020	155,654	$1,224,997
John C. Lycouris	6/15/2020	37,500	$307,875
Theodore B. Young	6/15/2020	35,000	$287,350
Tim T. Hansen	6/15/2020	40,000	$328,400
Alexander C. Hadjipateras	6/15/2020	30,000	$246,300
(1)	In recognition of the NEOs’ contributions to the Company for Fiscal Year 2020.

(2)	The market price of the Company’s stock on the grant dates of June 15, 2020 and June 22, 2020 was $8.21 and $7.87, respectively.

All restricted shares and restricted stock units of a NEO will vest (i) if such named executive officer’s employment terminates other than for Cause (as defined in the Severance and CIC Plan (defined below)—see “2014 Executive Severance and Change in Control Severance Plan” below) or on account of death or Disability or (ii) upon a Change of Control (as defined in the Equity Incentive Plan (defined below) and related restricted stock award agreements) that occurs while such NEO is still employed with us.

For Fiscal Year 2021, long-term equity awards for the NEOs have not been determined through the date of this report. The Compensation Committee expects to determine such awards no later than September 30, 2021, and the amounts of these awards, if any, will be disclosed in a filing by the Company in a Current Report on Form 8-K under Item 5.02(f) once the amounts are determined.

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

Executive Severance and Change in Control Severance Plan

The 2014 Executive Severance and Change in Control Severance Plan (the "Severance and CIC Plan") provides for payments and other benefits in certain circumstances involving a termination of employment, including a termination of employment in connection with a change-in-control. Cash payments in connection with a change-in-control are subject to a double trigger; that is, the executive is not entitled to payment unless there is both a change-in-control and the executive is subsequently terminated without cause (or resigns for good reason) within a two-year period following the change-in-control. Our executives are not entitled to any severance payments as a result of voluntary termination (outside of the retirement context) or if they are terminated for cause. Detailed information with respect to these payments and benefits can be found under the Potential Payments upon Termination and Change in Control section. Mr. J. Hadjipateras, Mr. Lycouris, Mr. Young, and Mr. A. Hadjipateras are participants to the Severance and CIC Plan.

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

Tax Consideration

As part of its role, the Compensation Committee reviews and considers the expected tax treatment to the Company and its executive officers as one of the factors in determining compensation matters. For Fiscal Year 2021 our gross U.S. source income was exempt from tax under Code section 883 and thus deductions for executive compensation are not relevant to the Company’s U.S. federal income tax positions. If the Company is not exempt from U.S. federal income taxation by reason of Code section 883 and is subject to U.S. federal income taxation on a net income basis, the deduction of certain items of compensation paid to certain of our executives or former executives may be limited. The Compensation Committee has taken, and intends to continue to take, actions, as appropriate, to attempt to minimize, if not eliminate, the Company’s non-deductible compensation expense within the context of maintaining the flexibility that the Compensation Committee believes to be an important element of the Company’s executive compensation program.

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

Compensation Committee:

Thomas J. Coleman
Ted Kalborg
Malcolm McAvity

Summary Compensation Table

The table below sets forth the compensation earned by our NEOs during the years indicated.

Name and Principal Position	Fiscal Year Ended March 31,	Salary	Bonus(1)	Stock Awards(2)	All Other Compensation(3)	Total
John Hadjipateras(4)	2021	$650,000	$1,226,500	$1,224,997	$9,300	$3,110,797
Chief Executive Officer	2020	$550,000	$301,500	$531,187	$8,400	$1,391,087
	2019	$550,000	$301,500	$540,892	$8,250	$1,400,642

John Lycouris(5)	2021	$550,000	$301,500	$307,875	$9,300	$1,168,675
Chief Executive Officer, Dorian LPG (USA) LLC	2020	$450,000	$201,500	$164,200	$8,400	$824,100
	2019	$450,000	$201,500	$167,200	$8,250	$826,950

Theodore B. Young	2021	$500,000	$301,500	$287,350	$9,300	$1,098,150
Chief Financial Officer	2020	$400,000	$301,500	$164,200	$8,400	$874,100
	2019	$400,000	$201,500	$167,200	$8,250	$776,950

Tim T. Hansen(6)	2021	$509,297	$347,024	$328,400	$50,930	$1,235,650
Chief Commercial Officer	2020	$390,552	$174,228	$147,780	$39,055	$751,615
	2019	$390,309	$176,538	$150,480	$39,031	$756,358

Alexander C. Hadjipateras	2021	$325,000	$251,500	$246,300	$9,300	$832,100
Executive Vice President of Business Development	2020	$250,000	$146,500	$123,150	$8,400	$528,050
	2019	$250,000	$146,500	$125,400	$8,250	$530,150
(1)	Represents cash bonuses paid to each of the NEOs for the applicable fiscal year and earned in the immediately preceding fiscal year. The amount of cash bonuses earned in respect of the fiscal year ended March 31, 2021 has not yet been determined. The Compensation Committee expects to determine such cash bonuses no later than September 30, 2021, and the amounts of these cash bonuses, if any, will be disclosed in a filing by the Company in a Current Report on Form 8-K under Item 5.02(f) once the amounts are determined.
(2)	The amounts set forth next to each award represent the aggregate grant date fair value of awards computed in accordance with FASB ASC Topic 718. The assumptions used in calculating the grant date fair value reported in these columns are set forth in Note 12 to our consolidated financial statements included herein.
(3)	The amounts set forth represent contributions by the Company to each of the named executive officer’s 401(k) defined contribution plan for U.S. employees or retirement account for non-U.S. employees.
(4)	As our Chief Executive Officer, Mr. Hadjipateras does not receive any additional compensation for his services as a director.
(5)	As the Chief Executive Officer of our subsidiary, Dorian LPG (USA) LLC, Mr. Lycouris does not receive any additional compensation for his services as a director.
(6)	Mr. Hansen’s salary is calculated using the average applicable exchange rates during each fiscal year for the local currency of employment.

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

Dorian LPG (USA) LLC and its subsidiaries entered into an agreement with DHSA, retroactive to July 2014 and superseding an agreement between Dorian LPG (UK) Ltd. and DHSA, for the provision by Dorian LPG (USA) LLC and its subsidiaries of certain chartering and marine operation services to DHSA, for which income was earned and included in “Other income-related parties” totaling $0.1 million, $0.1 million and $0.2 million for the years ended March 31, 2021, 2020 and 2019, respectively. As of March 31, 2021, $1.0 million was due from DHSA and included in “Due from related parties.”

Eagle Ocean Transport incurs miscellaneous costs on behalf of us, for which we reimbursed Eagle Ocean Transport less than $0.1 million for each of the years ended March 31, 2021, 2020 and 2019. Such expenses are reimbursed based on their actual cost.

None of our members of senior management, including Mr. Hadjipateras, Mr. Lycouris and Mr. Young, are subject to an employment agreement with us or our subsidiaries.

Equity Compensation

On June 30, 2014, Mr. J. Hadjipateras, Mr. Lycouris, Mr. Young, and Mr. A. Hadjipateras received 350,000, 185,000, 90,000, and 30,000 shares of restricted stock, respectively, vesting in equal installments on the third, fourth and fifth anniversary of the grant date. On June 15, 2016, Mr. J. Hadjipateras, Mr. Lycouris, Mr. Young, Mr. Hansen and Mr. A. Hadjipateras received 75,000, 30,000, 27,500, 24,000 and 17,500 shares of restricted stock, respectively, vesting in equal installments on the grant date and the first, second and third anniversary of the grant date. On June 15, 2017, Mr. J. Hadjipateras, Mr. Lycouris, Mr. Young, Mr. Hansen and Mr. A. Hadjipateras received 75,000, 30,000, 27,500, 24,000, and 17,500 shares of restricted stock, respectively, vesting in equal installments on the grant date and the first, second and third anniversary of the grant date. On June 15, 2018, Mr. J. Hadjipateras, Mr. Lycouris, Mr. Young, Mr. Hansen and Mr. A. Hadjipateras received 64,700, 20,000, 20,000, 18,000 and 15,000 shares of restricted stock, respectively, vesting in equal installments on the grant date and the first, second and third anniversary of the grant date. On August 5, 2019, Mr. J. Hadjipateras, Mr. Lycouris, Mr. Young, and Mr. A. Hadjipateras received 64,700, 20,000, 20,000, and 15,000 shares of restricted stock, respectively, vesting in equal installments on the grant date and the first, second and third anniversary of the grant date, and Mr. Hansen received 18,000 restricted stock units vesting in equal installments on the first, second and third anniversary of the grant date. On June 15, 2020, Mr. Lycouris, Mr. Young, and Mr. A. Hadjipateras received 37,500, 35,000 and 30,000 shares of restricted stock, respectively, vesting in escalating installments on the grant date and the first, second and third anniversary of the grant date, and Mr. Hansen received 40,000 restricted stock units vesting in escalating installments on the first, second and third anniversary of the grant date. On June 22, 2020, Mr. J. Hadjipateras received 155,654 shares of restricted stock vesting on the grant date.

All restricted shares and restricted stock units of a named executive officer will vest (i) if such named executive officer’s employment terminates other than for Cause (as defined in the Severance and CIC Plan (defined below)—see “2014 Executive Severance and Change in Control Severance Plan” below) or on account of death or Disability or (ii) upon a Change of Control (as defined in the Equity Incentive Plan (defined below) and related restricted stock award agreements) that occurs while such named executive officer is still employed with us.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding equity awards as of March 31, 2021, for each NEO:

		Restricted Stock Awards and Restricted Stock Units
Name	Grant Date	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested(1)
John C. Hadjipateras	8/5/2019	32,350(3)	$424,756
	6/15/2018	16,175(4)	$212,378

John C. Lycouris	6/15/2020	30,000(2)	$393,900
	8/5/2019	10,000(3)	$131,300
	6/15/2018	5,000(4)	$65,650

Theodore B. Young	6/15/2020	30,000(2)	$393,900
	8/5/2019	10,000(3)	$131,300
	6/15/2018	5,000(4)	$65,650

Tim T. Hansen	6/15/2020	40,000(2)	$525,200
	8/5/2019	12,000(3)	$157,560
	6/15/2018	4,500(4)	$59,085

Alexander C. Hadjipateras	6/15/2020	25,000(2)	$328,250
	8/5/2019	7,500(3)	$98,475
	6/15/2018	3,750(4)	$49,238
(1)	Fair market value of our common stock on March 31, 2021. The amount listed in this column represents the product of the closing market price of the Company’s stock as of March 31, 2021 ($13.13) multiplied by the number of shares or units of stock subject to the award.

(2)	Granted on June 15, 2020 and vested or vests with escalating terms on each of the grant date and first, second and third anniversaries of the date of grant.
(3)	Granted on August 5, 2019 and vested or vests ratably on each of the grant date and first, second and third anniversaries of the date of grant.
(4)	Granted on June 15, 2018 and vested or vests ratably on each of the grant date and first, second and third anniversaries of the date of grant.

Options Exercised and Stock Vested

The following table provides information for the year ended March 31, 2021 concerning the vesting of restricted stock awards by the NEOs. There were no stock options exercised by the NEOs for the year ended March 31, 2021 and no options have been granted by the Company since its inception.

	Option Awards		Restricted Stock Awards and Restricted Stock Units
Name	Number of shares acquired on exercise	Value realized on exercise	Number of shares acquired on vesting	Value realized on vesting
John C. Hadjipateras(1)	-	-	206,754	$1,656,983
John C. Lycouris(2)	-	-	25,000	$209,100
Theodore B. Young(3)	-	-	21,875	$183,444
Tim T. Hansen(4)	-	-	16,500	$140,085
Alexander C. Hadjipateras(5)	-	-	16,875	$141,431
(1)	Mr. J, Hadjipateras had 34,925 shares of restricted stock vested on June 15, 2020 at a market price of $8.21, 16,175 shares of restricted stock vested on August 5, 2020 at a market price of $8.98, and 155,654 shares of restricted stock vested on June 22, 2020 at a market price of $7.87.
(2)	Mr. Lycouris had 20,000 shares of restricted stock vested on June 15, 2020 at a market price of $8.21 and 5,000 shares of restricted stock vested on August 5, 2020 at a market price of $8.98.
(3)	Mr. Young had 16,875 shares of restricted stock vested on June 15, 2020 at a market price of $8.21 and 5,000 shares of restricted stock vested on August 5, 2020 at a market price of $8.98.
(4)	Mr. Hansen had 10,500 shares of restricted stock vested on June 15, 2020 at a market price of $8.21 and 6,000 restricted stock units vested on August 5, 2020 at a market price of $8.98.
(5)	Mr. A, Hadjipateras had 13,125 shares of restricted stock vested on June 15, 2020 at a market price of $8.21 and 3,750 shares of restricted stock vested on August 5, 2020 at a market price of $8.98.

Director Compensation

We pay each non-executive director annual compensation of $100,000 (50% in cash and 50% as an equity award in a form determined by our Compensation Committee), paid quarterly in arrears. The chairman of the Compensation Committee, the Audit Committee and the Nominating and Corporate Governance Committee each receive additional annual cash compensation of $15,000. Further, any director serving on a committee of the Board, other than a chairman of a committee, receives additional annual cash compensation of $10,000 per committee. Beginning October 1, 2020, the payments were made 100% as equity awards. Beginning April 1, 2021, the payments will be made annually in arrears.

Each director is also reimbursed for out-of-pocket expenses in connection with attending meetings of the board of directors or committees. Each director will be fully indemnified by us for actions associated with being a director to the extent permitted under Marshall Islands law. Further, none of the members of our board of directors will receive any benefits upon termination of their directorship positions. Our directors are eligible to receive awards under an equity incentive plan that we adopted prior to the completion of our initial public offering and which is described below under “2014 Equity Incentive Plan.” Our Compensation Committee reviews director compensation annually and makes recommendations to the Board with respect to compensation and benefits provided to the members of the Board. Our Corporate Governance Guidelines provide that director compensation should be fair and equitable to enable the Company to attract qualified members to serve on its Board.

The following table provides certain information concerning the compensation earned by each of our non-employee directors serving on our Board for the year ended March 31, 2021, for services rendered in all capacities:

Name	Fees earned or paid in cash (1)	Restricted Stock Awards and Restricted Stock Units(2)	Total
Thomas J. Coleman	$37,500	$92,959	$130,459
Ted Kalborg	$35,000	$90,188	$125,188
Øivind Lorentzen	$32,500	$87,430	$119,930
Malcolm McAvity	$37,500	$92,959	$130,459
Christina Tan	$35,000	$90,188	$125,188

____________________

(1)	Represents cash compensation earned for services rendered as a director for the fiscal year ended March 31, 2021.

(2)	Represents equity compensation for services rendered as a director for the fiscal year ended March 31, 2021. The value of each stock award equals the grant date fair values of $7.74, $8.01, $12.19, and $13.13 per share on June 30, 2020, September 30, 2020, December 31, 2020 and March 31, 2021, respectively.

2014 Equity Incentive Plan

Our 2014 equity incentive plan (the “2014 Equity Incentive Plan”), which was unanimously adopted by our Board of Directors in April 2014, was approved by a shareholder vote at the 2015 annual meeting of shareholders. Pursuant to the terms of the 2014 Equity Incentive Plan, we expect that directors, officers, and employees (including any prospective officer or employee) of the Company and its subsidiaries and affiliates, and consultants and service providers to (including persons who are employed by or provide services to any entity that is itself a consultant or service provider to) the Company and its subsidiaries and affiliates, as well as entities wholly-owned or generally exclusively controlled by such persons, may be eligible to receive stock appreciation rights, stock awards, restricted stock units and performance compensation awards that the plan administrator determines are consistent with the purposes of the plan and the interests of the Company. The maximum number of shares of common stock that may be granted under the 2014 Equity Incentive Plan shall not exceed 2,850,000 in the aggregate. In June 2014, we granted 655,000 shares of restricted stock to certain of our officers. In March 2015, we granted 274,000 shares of restricted stock to certain of our directors, employees and non-employee consultants, of which 8,506 shares were subsequently forfeited by a former employee and are again available for issuance. In June 2016, we issued 250,000 shares of restricted stock to certain of our executive officers and employees, of which 3,054 shares were subsequently forfeited by three former employees and are again available for issuance. In June 2016, we granted 6,950 shares of stock to certain of our directors. In September 2016, we granted 10,130 shares of stock to certain of our directors. In December 2016, we granted 10,434 shares of stock to certain of our directors and non-employee consultants. In March 2017, we granted 7,194 shares of stock to certain of our directors and non-employee consultants. In June 2017, we issued 259,800 shares of restricted stock to certain of our executive officers and employees, of which 3,018 shares were subsequently forfeited by a former employee and are again available for issuance. In June 2017, we granted 8,664 shares of stock to certain of our directors and non-employee consultants. In September 2017, we granted 10,062 shares of stock to certain of our directors. In December 2017, we granted 9,714 shares of stock to certain of our directors and non-employee consultants. In March 2018, we granted 9,720 shares of stock to certain of our directors and non-employee consultants. In June 2018, we issued 200,000 shares of restricted stock to certain of our executive officers and employees, of which 50,000 restricted shares vested on the grant date and of which 150 shares were subsequently forfeited and are again available for issuance. In June 2018, we granted 9,552 shares of stock to certain of our directors and non-employee consultants. In September 2018, we granted 9,582 shares of stock to certain of our directors and non-employee consultants. In December 2018, we granted 10,416 shares of stock to certain of our directors and non-employee consultants. In March 2019, we granted 12,804 shares of stock to certain of our directors and non-employee consultants. In June 2019, we granted 7,750 shares of stock to certain of our directors. In July 2019, we granted 1,550 shares of stock to a non-employee consultant. In August 2019, we granted 22,500 restricted stock units and issued 175,200 shares of restricted stock to certain of our executive officers and employees, of which 43,802 restricted shares vested on the grant date. In September 2019, we granted 6,470 shares of stock to certain of our directors. In December 2019, we granted 4,745 shares of stock to certain of our directors. In March 2020, we granted 5,060 shares of stock to certain of our directors. In June 2020, we granted 56,450 restricted stock units and issued 188,400 shares of restricted stock to certain of our executive officers and employees, of which 38,975 restricted shares vested on the grant date. In June 2020, we granted 155,654 shares of restricted stock to our executive officer that all vested immediately. In June 2020, we granted 7,575 shares of stock to certain of our directors. In September 2020, we granted 7,600 shares of stock to certain of our directors. In December 2020, we granted 15,105 shares of stock to certain of our directors. In March 2021, we granted 11,431 shares of stock to certain of our directors. As of June 1, 2021, there were 358,171 shares of restricted stock and restricted stock units that were issued and outstanding, but not yet vested. As of that date, there were 445,216 shares of common stock remaining available for future grants under the 2014 Equity Incentive Plan.

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

2014 Executive Severance and Change in Control Severance Plan

Except as set forth under “2014 Equity Incentive Plan” above and as provided under our Executive Severance and Change in Control Severance Plan (the “Severance and CIC Plan”), none of our members of senior management, including Mr. Hadjipateras, Mr. Lycouris and Mr. Young, will receive any benefits as a result of change in control.

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

The compensation of the Company’s median employee (“Median Employee”) was determined by reviewing the amount of compensation paid to each of the Company’s employees using the data as shown in its payroll records including base salary, bonuses (including equity awards), and other benefits paid by or on behalf of the Company using the same calculation methods and assumptions, disclosed in the Summary Compensation Table. The total reported compensation for Mr. John Hadjipateras in Fiscal Year 2021 was $3,110,797, as reflected in the Summary Compensation Table included in this Annual Report on Form 10-K, and was approximately 22.3 times the Median Employee’s annual total compensation of $139,385. The methodology used to identify the Median Employee uses the same pay components, as well as the same calculation methods and assumptions, disclosed in the Summary Compensation Table. Given the different methodologies that various public companies will use to determine an estimate of their pay ratio, the estimated ratio reported above should not be used as a basis for comparison between companies. The methodology used to identify the Median Employee excludes consideration of the seafarers who had served on the Company’s commercially-managed vessels for one or more days during the year ended March 31, 2021, since such seafarers were employed, and their compensation was determined, by unaffiliated third parties and these seafarers provide services to the Company or its consolidated subsidiaries as independent contractors or “leased” workers. These seafarers are sourced from seafarer recruitment and placement service agencies and are employed with short-term employment contracts.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to the Company regarding the beneficial ownership of its common stock as of June 1, 2021 unless otherwise indicated below by (i) each person, group or entity known by the Company to be the beneficial owner of more than 5% of the outstanding shares of its common stock, (ii) each of our directors and director nominees, (iii) each of our NEOs and (iv) all of our executive officers and directors as a group. Unless otherwise stated, the address of each named executive officer and director is c/o Dorian LPG Ltd., c/o Dorian LPG (USA) LLC, 27 Signal Road, Stamford, Connecticut 06902.

Name and Address of Beneficial Owner	Common Shares Beneficially Owned(1)	Percent of Class Beneficially Owned(2)
5% Shareholders
Wellington Management Group LLP(3)	6,333,372	15.4%
Blackrock, Inc.(4)	5,603,957	13.6%
Kensico Capital Management Corp.(5)	4,112,240	10.0%
Dimensional Fund Advisors LP(6)	4,071,402	9.9%

Directors and Executive Officers
John C. Hadjipateras(7)	4,767,623	11.6%
Thomas J. Coleman(8)	4,145,336	10.1%
John C. Lycouris(9)	420,122	1.0%
Theodore B. Young(10)	136,335	*
Christina Tan	84,084	*
Tim Hansen(11)	76,866	*
Alexander C. Hadjipateras	67,249	*
Øivind Lorentzen	51,804	*
Ted Kalborg	48,249	*
Malcolm McAvity	33,096	*
All directors and executive officers as a group (10 persons)(12)	9,617,681	23.4%

____________________

*	The percentage of shares beneficially owned by such director or executive officer does not exceed one percent of the outstanding shares of common stock.

(1)	Each share of common stock is entitled to one vote on matters on which common shareholders are eligible to vote. Beneficial ownership described in the table above has been obtained by the Company only from public filings and information provided to the Company by the listed shareholders for inclusion herein. Beneficial ownership is required to be determined by the shareholder in accordance with the rules under the Exchange Act and consists of either or both voting or investment power with respect to securities. Except as otherwise indicated by footnote, and subject to community property laws where applicable, the persons named in the table have reported that they have sole voting and sole investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)	Percentages based on a total of 41,086,069 shares of common stock outstanding and entitled to vote at the Annual Meeting as of June 1, 2021.

(3)	According to a filing made with the Commission on February 12, 2018, Wellington Management Group LLP (“Wellington Management Group”) possesses shared voting power over 4,488,439 shares and shared dispositive power over 6,333,772 shares. According to the filing made with the Commission on February 12, 2018, all shares are owned of record by clients of one or more investment advisers directly or indirectly owned by Wellington Management Group. Those clients have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, such securities. No such client is known to have such right or power with respect to more than 5% of this class of shares. According to the filing made with the Commission on February 12, 2018, the principal business address of Wellington Management Group is c/o Wellington Management Company LLP, 280 Congress Street, Boston, Massachusetts 02210. Wellington Management Group may have made additional transactions in our common shares since its most recent filing with the Commission. Accordingly, the information presented may not reflect all of the shares currently beneficially owned by Wellington Management Group.

(4)	According to the filing made with the Commission on January 27, 2021, Blackrock Inc. possesses sole voting power over 5,546,043 and sole dispositive power over 5,603,957 common shares. Blackrock may have made additional transactions in our common shares since its most recent filing with the Commission. Accordingly, the information presented may not reflect all of the shares currently beneficially owned by Blackrock.

(5)	According to a filing made with the Commission March 31, 2021, Kensico possesses shared voting and dispositive power over 4,112,240 shares. According to a filing made with the Commission on March 31, 2021, the principal business address of Kensico is 55 Railroad Avenue, 2nd Floor, Greenwich CT, 06830. Kensico provides investment management services to certain affiliated funds, including Kensico Associates, L.P. and Kensico Offshore Fund Master, Ltd. (collectively, the “Investment Funds”). As Kensico’s co-presidents, Mr. Coleman and Michael B. Lowenstein may be deemed to be controlling persons of Kensico. By virtue of these relationships, Messrs. Coleman and Lowenstein may be deemed to beneficially own the entire number of Dorian shares held by the Investment Funds; however, each disclaims beneficial ownership of any Dorian shares, and proceeds thereof, except to the extent of his pecuniary interest therein. Kensico may have made additional transactions in our common stock since its most recent filings with the Commission. Accordingly, the information presented may not reflect all of the shares currently beneficially owned by Kensico.

(6)	According to the filing made with the Commission on February 12, 2021, Dimensional Fund Advisors LP possesses sole voting power over 3,920,526 shares and sole dispositive power over 4,071,402 shares. According to the filing made with the Commission on February 12, 2021, Dimensional Fund Advisors LP furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager or sub-adviser to certain other commingled funds, group trusts and separate accounts (such investment companies, trusts and accounts, collectively referred to as the “Funds”). In certain cases, subsidiaries of Dimensional Fund Advisors LP may act as an adviser or sub-adviser to certain Funds. In its role as investment advisor, sub-adviser and/or manager, Dimensional Fund Advisors LP or its subsidiaries (collectively, “Dimensional”) may possess voting and/or investment power over the securities that are owned by the Funds, and may be deemed to be the beneficial owner of the securities held by the Funds. However, all shares are owned by the Funds. The Funds have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, such securities. To the knowledge of Dimensional, the interest of any one such Fund does not exceed 5% of the class of securities. According to the filing made with the Commission on February 12, 2021, the principal business address of Dimensional is Building One, 6300 Bee Cave Road, Austin, Texas 78746. Dimensional may have made additional transactions in our common shares since its most recent filing with the Commission. Accordingly, the information presented may not reflect all of the shares currently beneficially owned by Dimensional.

(7)	Mr. Hadjipateras possesses sole voting power over 1,880,986 shares, shared voting power over 2,886,637 shares, sole dispositive power over 1,880,986 shares and shared dispositive power over 178,080 shares. Specifically, Mr. Hadjipateras may be deemed to beneficially own (i) 1,880,986 shares over which he has sole voting and dispositive power; (ii) 26,166 shares by virtue of pledges of such shares given under funding and security agreements with each of Theodore B. Young and Alexander J. Ciaputa, pursuant to which Mr. Hadjipateras may be deemed to share the power to vote and dispose of such shares; (iii) 125,000 shares through Mr. Hadjipateras’ spouse, 6,250 shares through Mr. Hadjipateras’ children, and 20,664 through the LMG Trust (Mr. Hadjipateras and his wife are trustees of the LMG Trust and the beneficiary of the LMG Trust is one of their children), pursuant to which Mr. Hadjipateras may be deemed to share the power to vote and dispose of such shares; and (iv) 2,708,557 shares by virtue of a revocable proxy granted to Mr. Hadjipateras by each of Mark C. Hadjipateras, Angeliki C. Hadjipateras, Aikaterini C. Hadjipateras, Konstantinos Markakis, Scott M. Sambur, as Trustee of the Kyveli Trust, and George J. Dambassis, pursuant to which Mr. Hadjipateras may be deemed to share the power to vote such shares. Mr. Hadjipateras disclaims beneficial ownership of the reported Dorian shares, and the proceeds thereof, except to the extent of any pecuniary interest therein.

(8)	According to filings made with the Commission, Mr. Coleman beneficially owns 33,096 Dorian common shares. According to filings made with the Commission, Mr. Coleman serves as co-President of Kensico alongside Mr. Lowenstein. As a controlling person of Kensico, Mr. Coleman thus may be deemed to also beneficially own the entire number of the Company’s common shares held by the Investment Funds discussed above. Mr. Coleman disclaims beneficial ownership of the reported Dorian shares held by the Investment Funds, and the proceeds thereof, except to the extent of any pecuniary interest therein.

(9)	Mr. Lycouris beneficially owns 220,122 common shares. Mr. Lycouris may also be deemed to indirectly beneficially own 200,000 common of our common shares through the Kyveli Trust, of which Mr. Lycouris and other members of his family are beneficiaries. Mr. Lycouris disclaims all beneficial ownership of the common shares beneficially owned by the Kyveli Trust except to the extent of his pecuniary interest therein.

(10)	According to filings made with the Commission, Mr. Young has pledged 13,083 shares to John C. Hadjipateras as security under a funding and security agreement.

(11)	Does not include 52,000 shares of restricted stock units that are subject to vesting.

(12)	To avoid double counting: (i) the 200,000 common shares that may be deemed to be indirectly beneficially owned by Mr. Lycouris through the Kyveli Trust and Mr. Hadjipateras by virtue of a revocable proxy (see Notes 7 and 9 above) are included only once in the total and (ii) the 13,083 common shares that may be deemed to be beneficially owned by Theodore B. Young and John C. Hadjipateras (see Notes 9 and 11 above) are included only once in the total.

Equity Compensation Plan Information

The following table shows information relating to the number of shares authorized for issuance under our equity compensation plans as of March 31, 2021.

March 31, 2021	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans
Approved by shareholders	—	—	445,216	(1)
Not approved by shareholders	—	—	–
Total	—	—	445,216

_________________

(1)	Represents available shares for future issuance under the 2014 Equity Incentive Plan as of March 31, 2021. See “2014 Equity Incentive Plan” above.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We describe below transactions and series of similar transactions, since the beginning of our last fiscal year, to which we were and are a party, in which:

●	the amounts involved exceeded or will exceed $120,000; and
●	any of our directors, executive officers or holders of more than 5% of our common stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest.

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

In connection with the agreements for the management transfer, Eagle Ocean transferred a certain number of employees and selected assets to our wholly-owned subsidiaries. Eagle Ocean incurs miscellaneous costs, for which we reimbursed Eagle Ocean less than $0.1 million for the fiscal year ended March 31, 2021.

Dorian LPG (USA) LLC and its subsidiaries entered into an agreement with DHSA, retroactive to July 2014 and superseding an agreement between Dorian LPG (UK) Ltd. and DHSA, for the provision by Dorian LPG (USA) LLC and its subsidiaries of certain chartering and marine operation services to DHSA, for which income was earned and included in other income totaling $0.1 million for the year ended March 31, 2021. As of March 31, 2021, $1.0 million was due from DHSA.

For further information regarding our transactions with related parties, please see Note 3 to our audited consolidated financial statements included herein.

Arrangements Involving Family Members

In respect of the year ended March 31, 2021, we paid $576,500 in salary and cash bonus to Mr. Alexander C. Hadjipateras, a son of Mr. John C. Hadjipateras, the Chairman of the Board, our President and our Chief Executive Officer, for his service as Executive Vice President of Business Development of Dorian LPG (USA) LLC. In the year ended March 31, 2021, Mr. Alexander C. Hadjipateras was also eligible to participate in all benefit programs generally available to employees, including supplemental health care benefits for coverage outside of the United States, and his compensation is commensurate with that of his peers.

In respect of the year ended March 31, 2021, we paid $195,618 in salary and cash bonus to Peter Hadjipateras, a son of Mr. John C. Hadjipateras, the Chairman of the Board, our President and our Chief Executive Officer, for his service as Fleet Efficiency Manager. In the year ended March 31, 2021, Mr. Peter Hadjipateras was also eligible to participate in all benefit programs generally available to employees and his compensation is commensurate with that of his peers.

Director Independence

The Board of Directors has determined that, as of the date hereof, each of the following members of our Board of Directors is an “independent director” as defined under the applicable NYSE standards, Commission rules and the Company’s Corporate Governance Guidelines: Messrs. Thomas J. Coleman, Ted Kalborg, Øivind Lorentzen and Malcolm McAvity, and Ms. Christina Tan. Therefore, our Board of Directors has satisfied its objective as set forth in the Company’s Corporate Governance Guidelines as well as NYSE listing standards, requiring that at least a majority of the Board consist of independent directors. As required under the NYSE listing standards, in making its determinations, our Board of Directors has considered whether any director has a direct or indirect material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. In addition, our Board of Directors considered a series of certain specific transactions, relationships and arrangements expressly enumerated in the NYSE independence definition. Specifically, a member of our Board of Directors may be considered independent if such member:

●	has not been employed by the Company within the last three years (other than as interim Chairman of the Board of Directors or interim Chief Executive Officer);
●	does not have an immediate family member who is, or has been, employed by the Company as an executive officer within the last three years;
●	has not received, and does not have an immediate family member who has received, more than $120,000 in direct compensation from the Company during any twelve-month period within the last three years, other than for services as a member of the Board of Directors or compensation for prior service (including pension or other forms of deferred compensation for prior service, provided such compensation is not contingent in any way on continued service); provided that, compensation received by a director for former service as an interim Chairman or Chief Executive Officer or other executive officer need not be considered in determining independence under this test; provided further that, compensation received by an immediate family member for service as an employee of the Company (other than an executive officer) need not be considered in determining independence under this test;
●	(A) is not a current partner or employee of a firm that is the Company’s internal or external auditor; (B) does not have an immediate family member who is a current partner of a firm that is the Company’s internal or external auditor; (C) does not have an immediate family member who is a current employee of a firm that is the Company’s internal or external auditor and personally works on the Company’s audit; and (D) is not, and has not been within the last three years, and does not have an immediate family member who is, or has been within the last three years, a partner or employee of a firm that is the Company’s internal or external auditor and personally worked on Company’s audit within such time;
●	is not, and has not been within the last three years, and does not have an immediate family member who is, or has been within the last three years, employed as an executive officer of a public company where any of the Company’s present executive officers at the same time serves or served as a member of such public company’s compensation committee; and
●	is not, and has not been within the last three years, an employee of a significant customer or supplier of the Company, including any company that has made payments to, or received payments from, the Company for property or services in an amount which, in any of the last three fiscal years, exceeds the greater of $1 million, or 2% of such other company’s consolidated gross revenues, and does not have an immediate family member who is, or has been within the last three years, an executive officer of such a significant customer or supplier; provided that contributions to not- for-profit organizations shall not be considered payments for purposes of this test.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table presents fees for professional services rendered by Deloitte Certified Public Accountants S.A. (“Deloitte”), our independent registered public accounting firm, for the years ended March 31, 2021 and 2020. Deloitte did not bill us for other services during those periods.

	2021	2020
Audit fees(1)	$517,135	$464,542
All other fees(2)	3,828	-
Total	$520,963	$464,542

_____________________

(1)	Audit fees consist of aggregate fees for professional services, including out-of-pocket expenses, provided in connection with services rendered for the integrated or financial statement audits of our consolidated financial statements, reviews of interim financial statements included in filings with the Commission, services performed in connection with our registration statement on Form S-3 filed with the Commission in 2020, and other audit services required for SEC or other regulatory filings and related comfort letters, consents and assistance with and review of documents filed with the Commission.

(2)	All other fees consist of a subscription for accounting research software.

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

There were no non-audit services provided by our independent registered public accounting firm during the fiscal year ended March 31, 2021 with the exception of providing a subscription for accounting research software.

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

4.2	Description of Securities.
10.1*	Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form F-1/A (Registration Number 333-194434), filed with the Commission on April 28, 2014.
10.2

Registration Rights Agreement by and between Dorian LPG Ltd. and Kensico Capital Management Corporation, incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed with the Commission on May 31, 2016.

10.3	Form of General Agency Agreement with Dorian LPG Management Corp., incorporated by reference to Exhibit 4.22 to the Company’s Annual Report on Form 20-F filed with the Commission on July 30, 2014.
10.4

Administrative, Advisory and Support Services Agreement between Dorian LPG Ltd. and Dorian LPG (USA) LLC, incorporated by reference to Exhibit 4.24 to the Company’s Annual Report on Form 20-F filed with the Commission on July 30, 2014.

10.5

$446 million Amended and Restated Facility Agreement, dated April 29, 2020, between by and among Dorian LPG Finance LLC, as borrower, the Company, as facility guarantor, certain wholly-owned subsidiaries of the Company as upstream guarantors, ABN Amro Capital USA LLC, Citibank N.A., London Branch, ING Bank N.V., London Branch, Crédit Agricole Corporate and Investment Bank and Skandinaviska Enskilda Banken AB (publ), as bookrunners, and the lenders party to the agreement incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed with the SEC on June 12, 2020.

10.6

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

10.7

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

Date: June 2, 2021

Dorian LPG Ltd.
(Registrant)

/s/ John C. Hadjipateras
John C. Hadjipateras
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on June 2, 2021 on behalf of the registrant and in the capacities indicated.

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
Christina Tan

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Dorian LPG Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Dorian LPG Ltd. and subsidiaries (the "Company") as of March 31, 2021 and 2020, the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 2, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

June 2, 2021

We have served as the Company’s auditor since 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Dorian LPG Ltd.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Dorian LPG Ltd. and subsidiaries (the “Company”) as of March 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 31, 2021, of the Company and our report dated June 2, 2021, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

June 2, 2021

We have served as the Company’s auditor since 2013.

Dorian LPG Ltd.

Consolidated Balance Sheets

(Expressed in United States Dollars, except for number of shares)

	As of	As of
	March 31, 2021	March 31, 2020
Assets
Current assets
Cash and cash equivalents	$79,330,007	$48,389,688
Restricted cash—current	5,315,951	3,370,178
Short-term investments	—	14,919,384
Trade receivables, net and accrued revenues	202,221	820,846
Due from related parties	56,191,375	66,847,701
Inventories	2,007,464	1,996,203
Prepaid expenses and other current assets	10,296,229	3,270,755
Total current assets	153,343,247	139,614,755
Fixed assets
Vessels, net	1,377,028,255	1,437,658,833
Other fixed assets, net	148,836	185,613
Total fixed assets	1,377,177,091	1,437,844,446
Other non-current assets
Deferred charges, net	10,158,202	7,336,726
Due from related parties—non-current	23,100,000	23,100,000
Restricted cash—non-current	81,241	35,629,261
Operating lease right-of-use assets	17,672,227	26,861,551
Other non-current assets	82,837	1,573,104
Total assets	$1,581,614,845	$1,671,959,843
Liabilities and shareholders’ equity
Current liabilities
Trade accounts payable	$9,831,328	$13,552,796
Accrued expenses	8,765,264	4,080,952
Due to related parties	117,803	436,850
Deferred income	853,983	2,068,205
Derivative instruments	1,100,529	2,605,442
Current portion of long-term operating lease liabilities	9,591,447	9,212,589
Current portion of long-term debt	51,820,283	53,056,125
Total current liabilities	82,080,637	85,012,959
Long-term liabilities
Long-term debt—net of current portion and deferred financing fees	539,651,761	581,919,094
Long-term operating lease liabilities	8,080,995	17,651,939
Derivative instruments	3,454,862	9,152,829
Other long-term liabilities	1,521,260	1,170,824
Total long-term liabilities	552,708,878	609,894,686
Total liabilities	634,789,515	694,907,645
Commitments and contingencies
Shareholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued nor outstanding	—	—
Common stock, $0.01 par value, 450,000,000 shares authorized, 51,071,409 and 59,083,290 shares issued, 41,493,275 and 50,827,952 shares outstanding (net of treasury stock), as of March 31, 2021 and March 31, 2020, respectively	510,715	590,833
Additional paid-in-capital	756,776,217	866,809,371
Treasury stock, at cost; 9,578,134 and 8,255,338 shares as of March 31, 2021 and March 31, 2020, respectively	(99,862,114)	(87,183,865)
Retained earnings	289,400,512	196,835,859
Total shareholders’ equity	946,825,330	977,052,198
Total liabilities and shareholders’ equity	$1,581,614,845	$1,671,959,843

The accompanying notes are an integral part of these consolidated financial statements.

Dorian LPG Ltd.

Consolidated Statements of Operations

(Expressed in United States Dollars, except for number of shares)

	Year ended
	March 31, 2021	March 31, 2020	March 31, 2019
Revenues
Net pool revenues—related party	$292,679,614	$298,079,123	$120,015,771
Time charter revenues	19,492,595	34,111,230	37,726,214
Other revenues, net	3,766,603	1,239,645	290,500
Total revenues	315,938,812	333,429,998	158,032,485
Expenses
Voyage expenses	3,409,650	3,242,923	1,697,883
Charter hire expenses	18,135,580	9,861,898	237,525
Vessel operating expenses	78,219,869	71,478,369	66,880,568
Depreciation and amortization	68,462,476	66,262,530	65,201,151
General and administrative expenses	33,890,999	23,355,768	24,434,246
Professional and legal fees related to the BW Proposal	—	—	10,022,747
Total expenses	202,118,574	174,201,488	168,474,120
Other income—related parties	2,279,454	1,840,321	2,479,599
Operating income/(loss)	116,099,692	161,068,831	(7,962,036)
Other income/(expenses)
Interest and finance costs	(27,596,124)	(36,105,541)	(40,649,231)
Interest income	421,464	1,458,725	1,755,259
Unrealized gain/(loss) on derivatives	7,202,880	(18,206,769)	(7,816,401)
Realized gain/(loss) on derivatives	(4,568,033)	2,800,374	3,788,123
Other gain/(loss), net	1,004,774	825,638	(61,619)
Total other income/(expenses), net	(23,535,039)	(49,227,573)	(42,983,869)
Net income/(loss)	$92,564,653	$111,841,258	$(50,945,905)

Weighted average shares outstanding:
Basic	49,729,358	53,881,483	54,513,118
Diluted	49,826,798	54,115,338	54,513,118

Earnings/(loss) per common share—basic	$1.86	$2.08	$(0.93)
Earnings/(loss) per common share—diluted	$1.86	$2.07	$(0.93)

The accompanying notes are an integral part of these consolidated financial statements.

Dorian LPG Ltd.

Consolidated Statements of Shareholders’ Equity

(Expressed in United States Dollars, except for number of shares)

	Number of			Additional
	common	Common	Treasury	paid-in	Retained
	shares	stock	stock	capital	Earnings	Total
Balance, April 1, 2018	58,640,161	$586,402	$(35,223,428)	$858,109,882	$135,940,506	$959,413,362
Net loss for the period	—	—	—	—	(50,945,905)	(50,945,905)
Restricted share award issuances	242,354	2,424	—	(2,424)	—	—
Stock-based compensation	—	—	—	5,476,234	—	5,476,234
Purchase of treasury stock	—	—	(1,261,133)	—	—	(1,261,133)
Balance, March 31, 2019	58,882,515	$588,826	$(36,484,561)	$863,583,692	$84,994,601	$912,682,558
Net income for the period	—	—	—	—	111,841,258	111,841,258
Restricted share award issuances	200,775	2,007	—	(2,007)	—	—
Stock-based compensation	—	—	—	3,227,686	—	3,227,686
Purchase of treasury stock	—	—	(50,699,304)	—	—	(50,699,304)
Balance, March 31, 2020	59,083,290	$590,833	$(87,183,865)	$866,809,371	$196,835,859	$977,052,198
Net income for the period	—	—	—	—	92,564,653	92,564,653
Restricted share award issuances	393,265	3,933	—	(3,933)	—	—
Stock-based compensation	—	—	—	3,356,199	—	3,356,199
Repurchase and cancellation of common stock	(8,405,146)	(84,051)	—	(113,385,420)	—	(113,469,471)
Purchase of treasury stock	—	—	(12,678,249)	—	—	(12,678,249)
Balance, March 31, 2021	51,071,409	$510,715	$(99,862,114)	$756,776,217	$289,400,512	$946,825,330

The accompanying notes are an integral part of these consolidated financial statements.

Dorian LPG Ltd.

Consolidated Statements of Cash Flows

(Expressed in United States Dollars)

	Year ended
	March 31, 2021	March 31, 2020	March 31, 2019
Cash flows from operating activities:
Net income/(loss)	$92,564,653	$111,841,258	$(50,945,905)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	68,462,476	66,262,530	65,201,151
Amortization of operating lease right-of-use assets	9,218,537	1,885,522	—
Amortization of financing costs	4,695,360	2,893,392	3,136,051
Unrealized (gain)/loss on derivatives	(7,202,880)	18,206,769	7,816,401
Stock-based compensation expense	3,356,199	3,227,686	5,476,234
Unrealized foreign currency (gain)/loss, net	(210,010)	311,539	303,835
Other non-cash items, net	(1,091,825)	(1,200,001)	(48,182)
Changes in operating assets and liabilities
Trade receivables, net and accrued revenue	618,625	563,272	(1,047,956)
Prepaid expenses and other current assets	(1,192,336)	(222,510)	(537,549)
Due from related parties	10,656,326	(25,692,058)	(17,574,923)
Inventories	(11,261)	115,434	(98,730)
Other non-current assets	1,490,267	(1,356,007)	(131,457)
Operating lease liabilities—current and long-term	(9,221,782)	(1,888,347)	—
Trade accounts payable	212,173	1,470,669	793,925
Accrued expenses and other liabilities	4,309,014	(2,078,325)	(2,999,444)
Due to related parties	(319,047)	(52,794)	144,129
Payments for drydocking costs	(5,738,793)	(5,251,622)	(604,147)
Net cash provided by operating activities	170,595,696	169,036,407	8,883,433
Cash flows from investing activities:
Vessel-related capital expenditures	(9,492,953)	(19,883,090)	(3,972,815)
Payments for short-term investments	—	(14,888,638)	—
Purchase of investment securities	(4,743,809)	—	(499,690)
Proceeds from sale of investment securities	275,393	1,767,906	—
Proceeds from maturity of short-term investments	15,000,000	—	—
Payments to acquire other fixed assets	(17,541)	(141,012)	(47,799)
Net cash provided by/(used in) investing activities	1,021,090	(33,144,834)	(4,520,304)
Cash flows from financing activities:
Proceeds from long-term debt borrowings	55,378,172	—	65,137,500
Repayment of long-term debt borrowings	(99,418,395)	(63,968,414)	(130,205,069)
Repurchase of common stock	(126,260,923)	(50,642,795)	(1,310,064)
Financing costs paid	(4,183,321)	(40,547)	(628,144)
Net cash used in financing activities	(174,484,467)	(114,651,756)	(67,005,777)
Effects of exchange rates on cash and cash equivalents	205,753	(323,336)	(253,086)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	(2,661,928)	20,916,481	(62,895,734)
Cash, cash equivalents, and restricted cash at the beginning of the period	87,389,127	66,472,646	129,368,380
Cash, cash equivalents, and restricted cash at the end of the period	$84,727,199	$87,389,127	$66,472,646
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$21,787,205	$32,461,153	$36,906,567
Cash paid for amounts included in the measurement of operating lease liabilities	10,088,410	2,810,468	—
Vessel-related capital expenditures included in liabilities	320,992	4,408,333	33,015
Financing costs included in liabilities	$596,800	$595,138	$595,138

Reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the total amount of such items reported in the statements of cash flows:
Cash and cash equivalents	$79,330,007	$48,389,688	$30,838,684
Restricted cash—current	5,315,951	3,370,178	—
Restricted cash—non-current	81,241	35,629,261	35,633,962
Cash and cash equivalents and restricted cash at end of period shown in the statement of cash flows	$84,727,199	$87,389,127	$66,472,646

The accompanying notes are an integral part of these consolidated financial statements.

Dorian LPG Ltd.

Notes to Consolidated Financial Statements

(Expressed in United States Dollars)

1.	Basis of Presentation and General Information

Dorian LPG Ltd. (“Dorian”) was incorporated on July 1, 2013 under the laws of the Republic of the Marshall Islands, is headquartered in the United States and is engaged in the transportation of liquefied petroleum gas (“LPG”) worldwide through the ownership and operation of LPG tankers. Dorian LPG Ltd. and its subsidiaries (together “we,” “us,” “our,” or the “Company”) are focused on owning and operating very large gas carriers (“VLGCs”), each with a cargo carrying capacity of greater than 80,000 cbm. As of March 31, 2021, our fleet consists of twenty-four VLGCs, including nineteen fuel-efficient 84,000 cbm ECO-design VLGCs (“ECO VLGCs”), three 82,000 cbm VLGCs, and two time chartered-in VLGCs. Ten of our technically-managed ECO VLGCs are fitted with exhaust gas cleaning systems (commonly referred to as “scrubbers”) to reduce sulfur emissions. The installation of scrubbers on an additional two of our technically-managed VLGCs was planned to be completed during the second calendar quarter of 2021. As of March 31, 2021, contractual commitments related to scrubbers totaled $1.5 million. On March 31, 2021, we entered into a bareboat agreement to charter-in a newbuilding dual-fuel VLGC that is expected to be delivered in March 2023 (see Note 18 for further details).

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

Our subsidiaries, which are all wholly-owned and all are incorporated in Republic of the Marshall Islands (unless otherwise indicated below), as of March 31, 2021 are listed below.

Vessel Owning Subsidiaries

	Type of
Subsidiary	vessel	Vessel’s name	Built	CBM(1)
CMNL LPG Transport LLC	VLGC	Captain Markos NL	2006	82,000
CJNP LPG Transport LLC	VLGC	Captain John NP(2)	2007	82,000
CNML LPG Transport LLC	VLGC	Captain Nicholas ML(2)	2008	82,000
Comet LPG Transport LLC	VLGC	Comet	2014	84,000
Corsair LPG Transport LLC	VLGC	Corsair(2)	2014	84,000
Corvette LPG Transport LLC	VLGC	Corvette(2)	2015	84,000
Dorian Shanghai LPG Transport LLC	VLGC	Cougar	2015	84,000
Concorde LPG Transport LLC	VLGC	Concorde(2)	2015	84,000
Dorian Houston LPG Transport LLC	VLGC	Cobra	2015	84,000
Dorian Sao Paulo LPG Transport LLC	VLGC	Continental	2015	84,000
Dorian Ulsan LPG Transport LLC	VLGC	Constitution	2015	84,000
Dorian Amsterdam LPG Transport LLC	VLGC	Commodore	2015	84,000
Dorian Dubai LPG Transport LLC	VLGC	Cresques(2)	2015	84,000
Constellation LPG Transport LLC	VLGC	Constellation	2015	84,000
Dorian Monaco LPG Transport LLC	VLGC	Cheyenne	2015	84,000
Dorian Barcelona LPG Transport LLC	VLGC	Clermont	2015	84,000
Dorian Geneva LPG Transport LLC	VLGC	Cratis	2015	84,000
Dorian Cape Town LPG Transport LLC	VLGC	Chaparral	2015	84,000
Dorian Tokyo LPG Transport LLC	VLGC	Copernicus	2015	84,000
Commander LPG Transport LLC	VLGC	Commander	2015	84,000
Dorian Explorer LPG Transport LLC	VLGC	Challenger	2015	84,000
Dorian Exporter LPG Transport LLC	VLGC	Caravelle	2016	84,000
Dorian Sakura LPG Transport LLC(3)	VLGC	Hull No. 1755	2023(4)	84,000

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
Dorian LPG FFAS LLC
(1)	CBM: Cubic meters, a standard measure for LPG tanker capacity
(2)	Operated pursuant to a bareboat charter agreement. Refer to Notes 9 below for further information
(3)	Upon delivery, will be operated pursuant to a bareboat charter agreement. Refer to Notes 18 below for further information
(4)	Expected to be delivered in 2023

Customers

For the years ended March 31, 2021 and 2020, the Helios Pool accounted for 93% and 89% of our total revenues, respectively. No other individual charterer accounted for more than 10%. For the year ended March 31, 2019, the Helios Pool and one other individual charterer represented 76% and 14% of our total revenues, respectively.

COVID-19

The outbreak of COVID-19 resulted in the implementation of numerous actions taken by governments and governmental agencies in an attempt to mitigate the spread of the virus. These measures resulted in a significant reduction in global economic activity and extreme volatility in the global financial markets. The reduction of economic activity significantly reduced the global demand for oil, refined petroleum products (most notably aviation fuel) and LPG. We expect that the impact of the COVID-19 virus and the uncertainty in the supply and demand for fossil fuels, including LPG, will continue to cause volatility in the commodity markets. We experienced and may continue to experience additional costs to effect crew changes. Although to date there has not been any significant effect on our operating activities due to COVID-19, other than an approximately 60-day delay associated with the drydocking of one of our vessels in China that left drydock in April 2020, the extent to which COVID-19 will impact our results of operation and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including among others, new information which may emerge concerning the severity of the virus and the actions to contain or treat its impact or any resurgence or mutation of the virus, the availability of vaccines and their global deployment, the development of effective treatments, the imposition of effective public safety and other protective measures and the public’s response to such measures. There continues to be a high level of uncertainty relating to how the pandemic will evolve, how governments and consumers will react and progress on the approval and distribution of vaccines. An estimate of the impact cannot therefore be made at this time.

2. Significant Accounting Policies

(a)   Principles of consolidation:  The consolidated financial statements incorporate the financial statements of the Company and its wholly-owned subsidiaries. Income and expenses of subsidiaries acquired or disposed of during the period are included in the consolidated statements of operations from the effective date of acquisition and up to the effective date of disposal, as appropriate. All intercompany balances and transactions have been eliminated.

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

(g)   Investment securities:  All of our investment securities held are classified as available-for-sale securities and are available to be sold in the future in response to our liquidity needs and asset-liability management strategies, among other considerations. Investment securities are reported at fair value, with unrealized gains and losses reported in in other gain/(loss), net on our consolidated statements of operations.

(h)   Trade receivables, net and accrued revenues:  Trade receivables, net and accrued revenues, reflect receivables from vessel charters, net of an allowance for doubtful accounts. At each balance sheet date, all potentially uncollectible accounts are assessed individually for purposes of determining the appropriate provision for doubtful accounts. Provision for doubtful accounts for the periods presented was zero.

(i)   Due from related parties:  Due from related parties reflect receivables from the Helios Pool and other related parties. Distributions of earnings due from the Helios Pool are classified as current and working capital contributed to the Helios Pool is classified as non-current.

(j)   Inventories:  Inventories consist of bunkers on board the vessels when vessels are unemployed or are operating under voyage charters and lubricants and stores on board the vessels. Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first in, first out method. Net realizable value is the estimated selling price, less reasonably predictable costs of disposal and transportation.

(k)   Vessels, net:  Vessels, net are stated at cost net of accumulated depreciation and impairment charges. The costs of the vessels acquired as part of a business acquisition are recorded at their fair value on the date of acquisition. The cost of vessels purchased consists of the contract price, less discounts, plus any direct expenses incurred upon acquisition, including improvements, commission paid, delivery expenses and other expenditures to prepare the vessel for her initial voyage. The initial purchase of LPG coolant for the refrigeration of cargo is also capitalized. Allocated interest costs incurred during construction are capitalized. Subsequent expenditures for conversions and major improvements, including scrubbers, are also capitalized when they appreciably extend the life, increase the earning capacity or improve the efficiency or safety of the vessels. Repairs and maintenance are expensed as incurred.

(l)   Impairment of vessels:  We review our vessels “held and used” for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. When the estimate of future undiscounted cash flows, excluding interest charges, expected to be generated by the use of the asset is less than its carrying amount, the asset is evaluated for an impairment loss. Measurement of the impairment loss is based on the fair value of the asset.

(m)   Vessel depreciation:  Depreciation is computed using the straight-line method over the estimated useful life of the vessels, after considering the estimated salvage value. Each vessel’s salvage value is equal to the product of its lightweight tonnage and estimated scrap rate. Management estimates the useful life of its vessels to be 25 years from the date of initial delivery from the shipyard. Secondhand vessels are depreciated from the date of their acquisition through their remaining estimated useful life.

(n)  Drydocking and special survey costs:  Drydocking and special survey costs are accounted for under the deferral method whereby the actual costs incurred are deferred and are amortized on a straight-line basis over the period through the date the next survey is scheduled to become due. The classification societies provide guidelines applicable to LPG vessels relating to extended intervals for drydocking. Generally, we are required to drydock each of our vessels under 15 years of age every five years until they reach 15 years of age unless an extension of the drydocking to seven and one-half years is requested and granted by the classification society and the vessel is not older than 20 years of age. Costs deferred are limited to actual costs incurred at the yard and parts used in the drydocking or special survey. Costs deferred include expenditures incurred relating to shipyard costs, hull preparation and painting, inspection of hull structure and mechanical components, steelworks, machinery works, and electrical works. If a survey is performed prior to the scheduled date, the remaining unamortized balances are immediately written off. Unamortized balances of vessels that are sold are written-off and included in the calculation of the resulting gain or loss in the period of the vessel’s sale. The amortization charge is presented within Depreciation and amortization in the consolidated statement of operations.

(o)   Financing costs:  Financing costs incurred for obtaining new loans and credit facilities are deferred and amortized to interest expense over the respective term of the loan or credit facility using the effective interest rate method. Any unamortized balance of costs relating to loans/credit facilities repaid or refinanced is either expensed in the period the repayment or refinancing is made, or deferred and amortized over the terms of the respective credit facility, subject to the accounting guidance regarding Debt—Modifications and Extinguishments. Any unamortized balance of costs related to credit facilities repaid is expensed in the period. Any unamortized balance of costs relating to credit facilities refinanced are deferred and amortized over the term of the respective credit facility in the period the refinancing occurs, subject to the provisions of the accounting guidance relating to Debt—Modifications and Extinguishments. The unamortized financing costs are reflected as a reduction of Long-term debt—net of current portion and deferred financing fees in the consolidated balance sheet.

(p)   Restricted cash: Restricted cash represents minimum liquidity to be maintained with certain banks under our borrowing arrangements, pledged cash deposits, and amounts held in escrow. The restricted cash is classified as non-current in the event that its obligation is not expected to be terminated within the next twelve months as they are long-term in nature.

(q)   Leases: Refer to Note 10 for a description of our operating lease expenses for the years ended March 31, 2021, 2020, and 2019 and to Note 18 for a description of commitments related to our leases as of March 31, 2021. The following is a description of our leasing arrangements.

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

Time charter revenues are recognized when an agreement exists, the price is fixed, service is provided and the collection of the related revenue is reasonably assured. We record time charter revenues on a straight-line basis over the term of the charter as service is provided. Time charter revenues received in advance of the provision of charter service are recorded as deferred income and recognized when the charter service is rendered. Deferred income or accrued revenue also may result from straight-line revenue recognition in respect of charter agreements that provide for varying charter rates. Deferred income and accrued revenue amounts that will be recognized within the next twelve months are presented as current, with amounts to be recognized thereafter presented as non-current. Revenues earned through the profit-sharing arrangements in the time charters represent contingent rental revenues that are recognized when earned and amounts are reasonably assured based on estimates provided by the charterer.

Net pool revenues—related party

As from April 1, 2015, we began operation of a pool. Net pool revenues—related party for each vessel in the pool is determined in accordance with the profit-sharing terms specified within the pool agreement. In particular, the pool manager calculates the net pool revenues using gross revenues less voyage expenses of all the pool vessels and less the general and administrative expenses of the pool and distributes the net pool revenues as time charter hire to participants based on:

● pool points (vessel attributes such as cargo carrying capacity, fuel consumption, and speed are taken into consideration); and

● number of days the vessel participated in the pool in the period.

We recognize net pool revenues—related party on a monthly basis, when the vessel has participated in the pool during the period and the amount of net pool revenues for the month can be estimated reliably. Revenue generated from the pool is accounted for as revenue from operating leases.

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

(r)

Voyage charter revenues:  In a voyage charter contract, a charterer hires a vessel to transport a specific agreed-upon cargo for a single voyage, which may contain multiple load ports and discharge ports. The consideration in such a contract is determined on the basis of a freight rate per metric ton of cargo carried or occasionally on a lump sum basis. The charter party generally has a minimum amount of cargo. The charterer is liable for any short loading of cargo or "dead" freight. The contract generally has standard payment terms of freight paid within three to five days after completion of loading. The contract generally has a "demurrage" or "despatch" clause. As per this clause, the charterer reimburses us for any potential delays exceeding the allowed laytime as per the charter party clause at the ports visited which is recorded as demurrage revenue. Conversely, the charterer is given credit if the loading/discharging activities happen within the allowed laytime, known as despatch, resulting in a reduction in revenue. The voyage contracts generally have variable consideration in the form of demurrage or despatch. Revenue from voyage charters is recognized when (i) the parties to the contract have approved the contract in the form of a written charter agreement and are committed to perform their respective obligations, (ii) we can identify each party’s rights regarding the services to be transferred, (iii) we can identify the payment terms for the services to be transferred, (iv) the charter agreement has commercial substance (that is, the risk, timing, or amount of our future cash flows is expected to change as a result of the contract) and (v) it is probable that we will collect substantially all of the consideration to which we will be entitled in exchange for the services that will be transferred to the charterer.

Voyage charter agreements do not contain a lease and are therefore considered service contracts that fall under the provisions of Accounting Standard Codification (“ASC”) 606 Revenue from Contracts with Customers. Voyage contracts are considered service contracts which fall under the provisions of ASC 606 because we retain control over the operations of the vessel, including directing the routes taken and vessel speed. Voyage contracts generally have variable consideration in the form of demurrage or despatch. We determined that a voyage charter agreement includes a single performance obligation, which is to provide the charterer with an integrated transportation service within a specified time period. In addition, we have concluded that a contract for a voyage charter meets the criteria to recognize revenue over time because the charterer simultaneously receives and consumes the benefits of our performance as the voyage progresses and therefore revenues are recognized on a pro rata basis over the duration of the voyage determined on a load-to-discharge port basis. In the event a vessel is acquired or sold while a voyage is in progress, the revenue recognized is based on an allocation formula agreed between the buyer and the seller. Demurrage income represents payments by the charterer to the vessel owner when loading or discharging time exceeds the stipulated time in the voyage charter and is recognized when earned and collection is reasonably assured. Despatch expense represents payments by us to the charterer when loading or discharging time is less than the stipulated time in the voyage charter and is recognized as incurred. Voyage charter revenue relating to voyages in progress as of the balance sheet date are accrued and presented in Trade receivables and accrued revenue in the consolidated balance sheet.

(s)   Voyage expenses:  Voyage expenses are expensed as incurred, except for expenses during the ballast portion of the voyage (period between the contract date and the date of the vessel’s arrival to the load port). Any expenses incurred during the ballast portion of the voyage such as bunker expenses, canal tolls and port expenses are deferred and are recognized on a straight-line basis, in voyage expenses, over the voyage duration as we satisfy the performance obligations under the contract provided these costs are (1) incurred to fulfill a contract that we can specifically identify, (2) able to generate or enhance resources of the company that will be used to satisfy performance of the terms of the contract, and (3) expected to be recovered from the charterer. These costs are considered contract fulfillment costs because the costs are direct costs related to the performance of the contract and are expected to be recovered.

(t)   Commissions:  Charter hire commissions to brokers or managers, if any, are deferred and amortized over the related charter period and are included in Voyage expenses.

(u)   Charter hire expenses:  Charter hire expenses in relation to vessels that we may occasionally charter in from third parties are recorded on a straight-line basis over the term of the charter as service is provided. Charter hire expenses paid in advance of the provision of charter service are recorded as a current asset and recognized when the charter service is rendered. Deferred expenses also may result from straight-line recognition in respect of charter agreements that provide for varying charter rates. Deferred expense amounts that will be recognized within the next twelve months are presented as current, with amounts to be recognized thereafter presented as noncurrent.

(v)   Vessel operating expenses:  Vessel operating expenses are accounted for as incurred on the accrual basis. Vessel operating expenses include crew wages and related costs, the cost of insurance, expenses relating to repairs and maintenance, the cost of spares and consumable stores and other miscellaneous expenses.

(w)   Repairs and maintenance:  All repair and maintenance expenses, including underwater inspection costs are expensed in the period incurred. Such costs are included in Vessel operating expenses.

(x)   Stock-based compensation: Stock-based payments to employees and directors are determined based on their grant date fair values and are amortized against income over the vesting period. The fair value is considered to be the closing price recorded on the grant date. We account for restricted stock award forfeitures upon occurrence.

(y)   Stock repurchases:  We record the repurchase of our shares of common stock at cost based on the settlement date of the transaction. These shares are classified as treasury stock unless canceled, which is a reduction to shareholders’ equity. Treasury shares are included in authorized and issued shares, but excluded from outstanding shares.

(z)   Segment reporting:  Each of our vessels serves the same type of customer, have similar operations and maintenance requirements, operate in the same regulatory environment, and are subject to similar economic characteristics. Based on this, we have determined that our Company operates in one reportable segment, the international transportation of liquid petroleum gas with its fleet of vessels. Furthermore, when we charter a vessel to a charterer, the charterer is free to trade the vessel worldwide and, as a result, the disclosure of geographic information is impracticable.

(aa)   Derivative instruments:  All derivatives are stated at their fair value, as either a derivative asset or a liability. The fair value of the interest rate derivatives is based on a discounted cash flow analysis and their fair value changes are recognized in current period earnings. When the derivatives do qualify for hedge accounting, depending upon the nature of the hedge, changes in fair value of the derivatives are either recognized in current period earnings or in other comprehensive income/(loss) (effective portion) until the hedged item is recognized in the consolidated statements of operations. For the periods presented, no derivatives were accounted for as accounting hedges.

(ab)  Fair value of financial instruments:  In accordance with the requirements of accounting guidance relating to Fair Value Measurements, the Company classifies and discloses its assets and liabilities carried at fair value in one of the following three categories:

Level 1:	Quoted market prices in active markets for identical assets or liabilities.
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3:	Unobservable inputs that are not corroborated by market data.

(ac)  Recent accounting pronouncements:

Accounting Policies Not Yet Adopted

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”).” ASU 2020-04 provides temporary optional expedients and exceptions to the guidance in U.S. GAAP on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. This ASU is effective for adoption at any time between March 12, 2020 and December 31, 2022. In January 2021, FASB issued ASU 2021-01 (Topic 848), which amends and clarifies the existing accounting standard issued in March 2020 for Reference Rate Reform. Reference rates such as LIBOR, are widely used in a broad range of financial instruments and other agreements. The ASU permits entities to elect certain optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by changes in the interest rates used for discounting cash flows, for computing variation margin settlements, and for calculating price alignment interest in connection with reference rate reform activities under way in global financial markets (the “discounting transition”). We are currently evaluating the impact of this adoption on our consolidated financial statements and related disclosures.

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

Dorian LPG (USA) LLC and its subsidiaries entered into an agreement with DHSA, retroactive to July 2014 and superseding an agreement between Dorian LPG (UK) Ltd. and DHSA, for the provision by Dorian LPG (USA) LLC and its subsidiaries of certain chartering and marine operation services to DHSA, for which income was earned and included in “Other income-related parties” totaling $0.1 million, $0.1 million and $0.2 million for the years ended March 31, 2021, 2020 and 2019, respectively. As of March 31, 2021, $1.0 million was due from DHSA and included in “Due from related parties.” As of March 31, 2020, $1.3 million was due from DHSA and included in “Due from related parties.”

Helios LPG Pool LLC (“Helios Pool”)

On April 1, 2015, Dorian and Phoenix began operations of the Helios Pool, which entered into pool participation agreements for the purpose of establishing and operating, as charterer, under variable rate time charters to be entered into with owners or disponent owners of VLGCs, a commercial pool of VLGCs whereby revenues and expenses are shared. We hold a 50% interest in the Helios Pool as a joint venture with Phoenix and all significant rights and obligations are equally shared by both parties. All profits of the Helios Pool are distributed to the pool participants based on pool points assigned to each vessel as variable charter hire and, as a result, there are no profits available to the equity investors as a share of equity. We have determined that the Helios Pool is a variable interest entity as it does not have sufficient equity at risk. We do not consolidate the Helios Pool because we are not the primary beneficiary and do not have a controlling financial interest. In consideration of Accounting Standards Codification (“ASC”) 810-10-50-4e, the significant factors considered and judgments made in determining that the power to direct the activities of the Helios Pool that most significantly impact the entity’s economic performance are shared, in that all significant performance activities which relate to approval of pool policies and strategies related to pool customers and the marketing of the pool for the procurement of customers for the pool vessels, addition of new pool vessels and the pool cost management, require unanimous board consent from a board consisting of two members from each joint venture investor. Further, in accordance with the guidance in ASC 810-10-25-38D, the Company and Phoenix are not related parties as defined in ASC 850 nor are they de facto agents pursuant to ASC 810-10, the power over the significant activities of the Helios Pool is shared, and no party is the primary beneficiary in the Helios Pool, or has a controlling financial interest. As of March 31, 2021, the Helios Pool operated thirty VLGCs, including twenty-two vessels from our fleet (including two vessels time chartered-in from unrelated parties), four Phoenix vessels, and four from other participants.

As of March 31, 2021, we had net receivables from the Helios Pool of $78.1 million (net of an amount due to Helios Pool of $0.1 million which is reflected under “Due to related Parties”), including $24.2 million of working capital contributed for the operation of our vessels in the pool. As of March 31, 2020, we had receivables from the Helios Pool of $88.1 million (net of an amount due to Helios Pool of $0.4 million which is reflected under “Due to related Parties”), including $24.2 million of working capital contributed for the operation of our vessels in the pool. Our maximum exposure to losses from the pool as of March 31, 2021 is limited to the receivables from the pool. The Helios Pool does not have any third-party debt obligations. The Helios Pool has entered into commercial management agreements with each of Dorian LPG (UK) Ltd. and Phoenix as commercial managers and has appointed both commercial managers as the exclusive commercial managers of pool vessels. Fees for commercial management services provided by Dorian LPG (UK) Ltd. are included in “Other income-related parties” in the consolidated statement of operations and were $2.0 million, $1.6 million and $2.2 million for the years ended March 31, 2021, 2020 and 2019, respectively. Additionally, we received a fixed reimbursement of expenses such as costs for security guards and war risk insurance for vessels operating in high risk areas from the Helios Pool, for which we earned $3.5 million, $1.2 million and $0.3 million for the years ended March 31, 2021, 2020 and 2019 respectively, and are included in “Other revenues, net” in the consolidated statement of operations.

Through our vessel owning subsidiaries, we have chartered vessels to the Helios Pool during the years ended March 31, 2021, 2020 and 2019. The time charter revenue from the Helios Pool is variable depending upon the net results of the pool, operating days and pool points for each vessel. The Helios Pool enters into voyage and time charters with external parties and receives freight and related revenue and, where applicable, incurs voyage costs such as bunkers, port costs and commissions. At the end of each month, the Helios Pool calculates net pool revenues using gross revenues, less voyage expenses of all pool vessels, less fixed time charter hire for any time chartered-in vessels, less the general and administrative expenses of the pool. Net pool revenues, less any amounts required for working capital of the Helios Pool, are distributed, to the extent they have been collected from third-party customers of the Helios Pool, as variable rate time charter hire for the relevant vessel to participants based on pool points (vessel attributes such as cargo carrying capacity, fuel consumption, and speed are taken into consideration) and number of days the vessel participated in the pool in the period. We recognize net pool revenues on a monthly basis, when each relevant vessel has participated in the pool during the period and the amount of net pool revenues for the month can be estimated reliably. Revenue earned from the Helios Pool is presented in Note 13.

4. Inventories

Our inventories by type were as follows:

	March 31, 2021	March 31, 2020
Lubricants	$1,475,228	$1,544,352
Victualing	404,419	328,297
Bonded stores	127,817	123,554
Total	$2,007,464	$1,996,203

5. Vessels, Net

		Accumulated
	Cost	depreciation	Net book Value
Balance, April 1, 2019	$1,732,993,810	$(254,473,496)	$1,478,520,314
Other additions	24,291,423	—	24,291,423
Depreciation	—	(65,152,904)	(65,152,904)
Balance, April 1, 2020	$1,757,285,233	$(319,626,400)	$1,437,658,833
Other additions	5,372,597	—	5,372,597
Depreciation	—	(66,003,175)	(66,003,175)
Balance, March 31, 2021	$1,762,657,830	$(385,629,575)	$1,377,028,255

Additions to vessels, net mainly consisted of the installment payments on the purchase of scrubbers and other capital improvements for certain of our VLGCs during the years ended March 31, 2021 and 2020. Our vessels, with a total carrying value of $1,337.4 million and $1,437.7 million as of March 31, 2021 and 2020, respectively, are first-priority mortgaged as collateral for our long-term debt (refer to Note 9 below). No impairment loss was recorded for the periods presented.

6. Other Fixed Assets, Net

Other fixed assets, net were $0.1 million and $0.2 million as of March 31, 2021 and March 31, 2020, respectively, and represent leasehold improvements, software and furniture and fixtures at cost. Accumulated depreciation on other fixed assets, net was $0.3 million as of both March 31, 2021 and March 31, 2020.

7. Deferred Charges, Net

The analysis and movement of deferred charges, net is presented in the table below:

Drydocking
costs
Balance, April 1, 2019	$2,000,794
Additions	6,329,877
Amortization	(993,945)
Balance, March 31, 2020	$7,336,726
Additions	5,178,916
Amortization	(2,357,440)
Balance, March 31, 2021	$10,158,202

8. Accrued Expenses

Accrued expenses comprised of the following:

	March 31, 2021	March 31, 2020
Accrued contingent claim	$4,000,000	$—
Accrued voyage and vessel operating expenses	2,730,803	2,473,385
Accrued employee-related costs	1,301,510	949,310
Accrued professional services	523,950	266,836
Accrued loan and swap interest	204,237	284,985
Accrued board of directors' fees	—	88,750
Other	4,764	17,686
Total	$8,765,264	$4,080,952

9. Long-Term Debt

Description of our Debt Obligations

2015 AR Facility

In March 2015, we entered into a $758 million debt financing facility with four separate tranches (collectively, with its amendments and restatement, the “2015 AR Facility”). Commercial debt financing (“Commercial Financing”) of $249 million was provided by ABN AMRO Capital USA LLC (“ABN”); ING Bank N.V., London Branch, ("ING"); DVB Bank SE ("DVB"); Citibank N.A., London Branch (“Citi”); and Commonwealth Bank of Australia, New York Branch, ("CBA") (collectively the "Commercial Lenders"), while the Export Import Bank of Korea ("KEXIM") directly provided $204 million of financing (“KEXIM Direct Financing”). The remaining $305 million of financing was provided under tranches guaranteed by KEXIM of $202 million (“KEXIM Guaranteed”) and insured by the Korea Trade Insurance Corporation ("K-sure") of $103 million (“K-sure Insured”). Financing under the KEXIM guaranteed and K-sure insured tranches are provided by certain Commercial Lenders; Deutsche Bank AG; and Santander Bank, N.A. As of March 31, 2021, the debt financing is secured by, among other things, fifteen of our ECO VLGCs. On April 29, 2020, we amended and restated the 2015 AR Facility to among other things, refinance the commercial tranche from the 2015 AR Facility (the “Original Commercial Tranche”). Pursuant to the April 2020 amendment and restatement of the 2015 AR Facility, certain new facilities (the “New Facilities”) were made available to us, including (i) a new senior secured term loan facility in an aggregate principal amount of $155.8 million, a portion of which was used to prepay in full the outstanding principal amount under the Original Commercial Tranche and the balance for general corporate purposes and (ii) a new senior secured revolving credit facility in an aggregate principal amount of up to $25.0 million, which we intend to use for general corporate purposes. On July 14, 2020 (with retroactive effect to June 30, 2020), we amended the 2015 AR Facility and received approvals from those lenders constituting the “Required Lenders” under the 2015 AR Facility, as applicable, to modify certain financial and security covenants to reflect the Company’s current financial condition.

The 2015 AR Facility contains various covenants providing for, among other things, maintenance of certain financial ratios and certain limitations on payment of dividends, investments, acquisitions and indebtedness.

The 2015 AR Facility is secured by, among other things, (i) first priority Bahamian mortgages on the vessels financed; (ii) first priority assignments of all of the financed vessels’ insurances, earnings, requisition compensation, and management agreements; (iii) first priority security interests in respect of all issued shares or limited liability company interests of the borrowers and vessel-owning guarantors; (iv) first priority charter assignments of all of the financed vessels’ long-term charters; (v) assignments of the interests of any ship manager in the insurances of the financed vessels; (vi) an assignment by the borrower of any bank, deposit or certificate of deposit opened in accordance with the facility; and (vii) a guaranty by the Company guaranteeing the obligations of the borrower and other guarantors under the facility agreement. The 2015 AR Facility further provides that the facility is to be secured by assignments of the borrower’s rights under any hedging contracts in connection with the facility, but such assignments have not been entered into at this time.

The 2015 AR Facility also contains customary covenants that require us to maintain adequate insurance coverage, properly maintain the vessels and to obtain the lender’s prior consent before changes are made to the flag, class or management of the vessels, or entry into a new line of business. The loan facility includes customary events of default, including those relating to a failure to pay principal or interest, breaches of covenants, representations and warranties, a cross-default to certain other debt obligations and non-compliance with security documents, and customary restrictions from paying dividends if an event of default has occurred and is continuing, or if an event of default would result therefrom.

The following financial covenants are the most restrictive from the 2015 AR Facility with which the Company is required to comply, calculated on a consolidated basis, determined and defined according to the provisions of the loan agreement and its amendments:

●	The ratio of current assets and long-term restricted cash divided by current liabilities, excluding current portion of long-term debt, shall always be greater than 1.00;

●	Maintain minimum shareholders’ equity at all times equal to the aggregate of $400 million;

●	The ratio of consolidated net debt to consolidated total capitalization shall not exceed 0.60 to 1.00;

●	Fair market value of the mortgaged ships plus any additional security over the outstanding loan balance shall be 145%.

●Minimum liquidity covenant of $27.5 million; and

●Minimum cash balance $1.0 million per mortgaged vessel;

The provision applicable to our minimum cash balance requirements were modified under the terms of the amendment to the 2015 AR Facility and as a result our minimum cash balance no longer meets the criteria to be recognized as restricted cash. Accordingly, and with retroactive effect to June 30, 2020, we no longer classify these amounts as restricted cash on our consolidated balance sheets. This requirement was reduced from $2.2 million per mortgaged vessel under the initial 2015 AR Facility to $1.0 million per mortgaged vessel per the July 14, 2020 amendment.

The advances in connection with New Facilities are to be repaid on the earlier of (i) the fifth (5th) anniversary of the utilization date of the new senior secured term loan facility, described above, and (ii) March 26, 2025. The New Facilities bear interest at the rate of LIBOR plus a margin of 2.50%. The margin can be decreased by 10 basis points if the Security Leverage Ratio (which is based on our security value ratio for vessels secured under the 2015 AR Facility) is less than .40 or increased by 10 basis points if it is greater than or equal to .60. Pursuant to the terms of the 2015 AR Facility, we have the potential to receive a 10 basis point increase or reduction in the margin applicable to the New Facilities for changes in our Average Efficiency Ratio (which weighs carbon emissions for a voyage against the design deadweight of a vessel and the distance traveled on such voyage). As of March 31, 2021, the set margin was 2.40%.

Certain terms of the borrowings under each tranche of the 2015 AR Facility are as follows:

					Interest Rate at
		Term		Interest Rate Description(1)	March 31, 2021(2)
Tranche 1	Commercial Financing	10	years(3)	London InterBank Offered Rate (“LIBOR”) plus a margin(5)	2.60%
Tranche 2	KEXIM Direct Financing	12	years(4)	LIBOR plus a margin of 2.45%	2.65%
Tranche 3	KEXIM Guaranteed	12	years(4)	LIBOR plus a margin of 1.40%	1.60%
Tranche 4	K-sure Insured	12	years(4)	LIBOR plus a margin of 1.50%	1.70%

(1)	The interest rate of the 2015 AR Facility on Tranche 1 is determined in accordance with the agreement as three- or six- month LIBOR plus the applicable margin and the interest rate on Tranches 2, 3 and 4 is determined in accordance with the agreement as three- month LIBOR plus the applicable margin for the respective tranches.

(2)	The LIBOR rate in effect as of March 31, 2021 was 0.20%.

(3)	The 2015 AR Facility extended the commercial tranche’s term from 7 to 10 years.

(4)	The KEXIM Direct Financing, KEXIM Guaranteed, and K-Sure tranches have put options to call for the prepayment on the final payment date of the Commercial Financing tranche subject to specific notifications and commitments for refinancing/renewal of the Commercial Financing tranche.

(5)	The Commercial Financing tranche margin over LIBOR is 2.50% and is reduced by 10 basis points if the Security Leverage Ratio (which is based on our security value ratio for vessels secured under the 2015 AR Facility) is less than .40 or increased by 10 basis points if it is greater than or equal to .60. We also have the potential to receive a 10 basis point increase or reduction in the margin applicable to the New Facilities for changes in our Average Efficiency Ratio (which weighs carbon emissions for a voyage against the design deadweight of a vessel and the distance traveled on such voyage). As of March 31, 2021, the set margin was 2.40%.

The 2015 AR Facility permits the lenders to accelerate the indebtedness if, without the prior written consent of the lenders, (i) one-third of our common shares are owned by any shareholder other than certain entities, directors or officers listed in the agreement; (ii) there are certain changes to our board of directors; or (iii) Mr. John C. Hadjipateras ceases to serve on our board of directors.

We were in compliance with all financial covenants as of March 31, 2021.

Corsair Japanese Financing

On November 7, 2017, we refinanced a 2014-built VLGC, the Corsair, pursuant to a memorandum of agreement and a bareboat charter agreement (“Corsair Japanese Financing”). In connection therewith, we transferred the Corsair to the buyer for $65.0 million and, as part of the agreement, Corsair LPG Transport LLC, our wholly-owned subsidiary, bareboat chartered the vessel back for a period of 12 years, with purchase options from the end of year 2 onwards through a mandatory buyout by 2029. We continue to technically manage, commercially charter, and operate the Corsair. We received $52.0 million in cash as part of the transaction with $13.0 million to be retained by the buyer as a deposit (the “Corsair Deposit”), which can be used by us towards the repurchase of the vessel either pursuant to an early buyout option or at the end of the 12-year bareboat charter term. The refinancing proceeds of $52.0 million were used to prepay $30.1 million of the then outstanding principal amount of debt related to the Corsair. The remaining proceeds were used to pay legal fees associated with this transaction and for general corporate purposes. The Corsair Japanese Financing is treated as a financing transaction and the VLGC continues to be recorded as an asset on our balance sheet. This debt financing has a fixed interest rate of 4.9%, not including financing costs of $0.1 million, monthly broker commission fees of 1.25% over the 12-year term on interest and principal payments made, broker commission fees of 1% of the purchase option price excluding the Corsair Deposit, and a monthly fixed straight-line principal obligation of approximately $0.3 million over the 12-year term with a balloon payment of $13.0 million.

Concorde Japanese Financing

On January 31, 2018, we refinanced a 2015-built VLGC, the Concorde, pursuant to a memorandum of agreement and a bareboat charter agreement. In connection therewith, we transferred the Concorde to the buyer for $70.0 million and, as part of the agreement, Concorde LPG Transport LLC, our wholly-owned subsidiary, bareboat chartered the vessel back for a period of 13 years, with purchase options from the end of year 3 onwards through a mandatory buyout by 2031. We continue to technically manage, commercially charter, and operate the Concorde. We received $56.0 million in cash as part of the transaction with $14.0 million to be retained by the buyer as a deposit (the “Concorde Deposit”), which can be used by us towards the repurchase of the vessel either pursuant to an early buyout option or at the end of the 13-year bareboat charter term. The refinancing proceeds of $56.0 million were used to prepay $35.1 million of the 2015 AR Facility’s then outstanding principal amount. Pursuant to an amendment to the 2015 AR Facility and in conjunction with this prepayment, $1.6 million of restricted cash was released under the 2015 AR Facility. The remaining proceeds were, or will be, used to pay legal fees associated with this transaction and for general corporate purposes. This transaction is treated as a financing transaction and the Concorde continues to be recorded as an asset on our balance sheet. This debt financing has a fixed interest rate of 4.9%, not including financing costs of $0.1 million, monthly broker commission fees of 1.25% over the 13-year term on interest and principal payments made, broker commission fees of 1% of an exercised purchase option excluding the Concorde Deposit, and a monthly fixed straight-line principal obligation of approximately $0.3 million over the 13-year term with a balloon payment of $14.0 million.

Corvette Japanese Financing

On March 16, 2018, we refinanced a 2015-built VLGC, the Corvette, pursuant to a memorandum of agreement and a bareboat charter agreement. In connection therewith, we transferred the Corvette to the buyer for $70.0 million and, as part of the agreement, Corvette LPG Transport LLC, our wholly-owned subsidiary, bareboat chartered the vessel back for a period of 13 years, with purchase options from the end of year 3 onwards through a mandatory buyout by 2031. We continue to technically manage, commercially charter, and operate the Corvette. We received $56.0 million in cash as part of the transaction with $14.0 million to be retained by the buyer as a deposit (the “Corvette Deposit”), which can be used by us towards the repurchase of the vessel either pursuant to an early buyout option or at the end of the 13-year bareboat charter term. The refinancing proceeds of $56.0 million were used to prepay $33.7 million of the 2015 AR Facility’s then outstanding principal amount. Pursuant to an amendment to the 2015 AR Facility and in conjunction with this prepayment, $1.6 million of restricted cash was released under the 2015 AR Facility. The remaining proceeds were, or will be, used to pay legal fees associated with this transaction and for general corporate purposes. This transaction is treated as a financing transaction and the Corvette continues to be recorded as an asset on our balance sheet. This debt financing has a fixed interest rate of 4.9%, not including financing costs of $0.1 million, monthly broker commission fees of 1.25% over the 13-year term on interest and principal payments made, broker commission fees of 1% of an exercised purchase option excluding the Corvette Deposit, and a monthly fixed straight-line principal obligation of approximately $0.3 million over the 13-year term with a balloon payment of $14.0 million.

CJNP Japanese Financing

On June 11, 2018, we refinanced our 2007-built VLGC, the Captain John NP, pursuant to a memorandum of agreement and a bareboat charter agreement (the “CJNP Japanese Financing”). In connection therewith, we transferred the Captain John NP to the buyer for $48.3 million and, as part of the agreement, CJNP LPG Transport LLC, our wholly-owned subsidiary, bareboat chartered the vessel back for a period of 6 years, with purchase options from the end of year 2 through a mandatory buyout by 2024. We continue to technically manage, commercially charter, and operate the Captain John NP. We received $21.7 million, which increased our unrestricted cash, as part of the transaction with $26.6 million to be retained by the buyer as a deposit (the “CJNP Deposit”), which can be used by us towards the repurchase of the vessel either pursuant to an early buyout option or at the end of the 6-year bareboat charter term. This transaction is treated as a financing transaction and the Captain John NP continues to be recorded as an asset on our balance sheet. This debt financing had a fixed interest rate of 6.0%, not including financing costs of $0.1 million, monthly broker commission fees of 1.25% over the 6-year term on interest and principal payments made, broker commission fees of 0.5% paid upon the delivery of the Captain John NP to the buyer, broker commission fees of 0.5% payable on the repurchase of the Captain John NP, and a monthly fixed straight-line principal obligation of approximately $0.1 million over the 6-year term with a balloon payment of $13.0 million. On October 13, 2020, we exercised the repurchase option under the CJNP Japanese Financing and repurchased the Captain John NP for $18.3 million in cash and the application of the CJNP Deposit amount of $26.6 million, which had been retained by the buyer in connection with the CJNP Japanese Financing, towards the repurchase of the vessel.

CMNL/CJNP Japanese Financing

On June 25, 2018, we refinanced our 2006-built VLGC, the Captain Markos NL, pursuant to a memorandum of agreement and a bareboat charter agreement (the “CMNL/CJNP Japanese Financing”). In connection therewith, we transferred the Captain Markos NL to the buyer for $45.8 million and, as part of the agreement, CMNL LPG Transport LLC, our wholly-owned subsidiary, bareboat chartered the vessel back for a period of 7 years, with purchase options from the end of year 2 through a mandatory buyout by 2025. We continue to technically manage, commercially charter, and operate the Captain Markos NL. We received $20.6 million, which increased our unrestricted cash, as part of the transaction with $25.2 million to be retained by the buyer as a deposit (the “CMNL Deposit”), which can be used by us towards the repurchase of the vessel either pursuant to an early buyout option or at the end of the 7-year bareboat charter term. This transaction is treated as a financing transaction and the Captain Markos NL continues to be recorded as an asset on our balance sheet. This debt financing has a fixed interest rate of 6.0%, not including financing costs of $0.1 million, monthly broker commission fees of 1.25% over the 7-year term on interest and principal payments made, broker commission fees of 0.5% paid upon the delivery of the Captain Markos NL to the buyer, broker commission fees of 0.5%. payable on the repurchase of the Captain Markos NL, and a monthly fixed straight-line principal obligation of approximately $0.1 million over the 7-year term with a balloon payment of $11.0 million. On March 26, 2021, we substituted the Captain Markos NL with the Captain John NP within this financing. The terms of the new bareboat charter between the buyer and CJNP LPG Transport LLC after the vessel substitution are identical.

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

Cresques Japanese Financing and Prepayment of the Relevant Tranches of the 2015 AR Facility

On April 21, 2020, we prepaid $28.5 million of the 2015 AR Facility’s then outstanding principal using cash on hand prior to the closing of the Cresques Japanese Financing (defined below). On April 23, 2020, we refinanced a 2015-built VLGC, the Cresques, pursuant to a memorandum of agreement and a bareboat charter agreement (“Cresques Japanese Financing”). In connection therewith, we transferred the Cresques to the buyer for $71.5 million and, as part of the agreement, Dorian Dubai LPG Transport LLC, our wholly-owned subsidiary, bareboat chartered the vessel back for a period of 12 years, with purchase options from the end of year 3 onwards through a mandatory buyout by 2032. We continue to technically manage, commercially charter, and operate the Cresques. We received $52.5 million in cash as part of the transaction with $19.0 million to be retained by the buyer as a deposit (the “Cresques Deposit”), which can be used by us towards the repurchase of the vessel either pursuant to an early buyout option or at the end of the 12-year bareboat charter term. This transaction is treated as a financing transaction and the Cresques continues to be recorded as an asset on our balance sheet. This debt financing has a floating interest rate of one-month LIBOR plus a margin of 2.5%, monthly broker commission fees of 1.25% over the 12-year term on interest and principal payments made, broker commission fees of 0.5% payable on the remaining debt outstanding at the time of the repurchase of the Cresques, and a monthly fixed straight-line principal obligation of $0.3 million over the 12-year term with a balloon payment of $11.5 million.

Debt Obligations

The table below presents our debt obligations:

	March 31, 2021	March 31, 2020
2015 AR Facility
Commercial Financing	$155,205,698	$163,385,998
KEXIM Direct Financing	89,474,512	110,716,127
KEXIM Guaranteed	93,997,081	115,385,072
K-sure Insured	46,333,895	57,098,924
Total 2015 AR Facility	$385,011,186	$446,586,121

Japanese Financings
Corsair Japanese Financing	$40,895,833	$44,145,833
Concorde Japanese Financing	45,500,000	48,730,769
Corvette Japanese Financing	46,038,462	49,269,231
CJNP Japanese Financing	—	19,058,750
CMNL/CJNP Japanese Financing	16,706,845	18,076,488
CNML Japanese Financing	18,855,655	20,261,012
Cresques Japanese Financing	49,080,000	—
Total Japanese Financings	$217,076,795	$199,542,083

Total debt obligations	$602,087,981	$646,128,204
Less: deferred financing fees	10,615,937	11,152,985
Debt obligations—net of deferred financing fees	$591,472,044	$634,975,219

Presented as follows:
Current portion of long-term debt	$51,820,283	$53,056,125
Long-term debt—net of current portion and deferred financing fees	539,651,761	581,919,094
Total	$591,472,044	$634,975,219

Deferred Financing Fees

The analysis and movement of deferred financing fees is presented in the table below:

Financing
costs
Balance, April 1, 2019	$14,005,830
Additions	40,547
Amortization	(2,893,392)
Balance, March 31, 2020	$11,152,985
Additions	4,158,312
Amortization	(4,695,360)
Balance, March 31, 2021	$10,615,937

Additions for the year ended March 31, 2021 and 2020 represent financing costs associated with the 2015 AR Facility, Cresques Japanese Financing, and CMNL/CJNP Japanese Financing, which have been deferred and are amortized over the life of the respective agreements and are included as part of interest and finance costs in the consolidated statements of operations.

Future Cash Payments for Debt

The minimum annual principal payments, in accordance with the loan agreements, required to be made after March 31, 2021 are as follows:

Year ending March 31:
2022	$51,820,283
2023	51,820,283
2024	51,820,283
2025	204,625,981
2026	72,907,782
Thereafter	169,093,369
Total	$602,087,981

10. Leases

Time charter-in contracts

During the year ended March 31, 2021, we time chartered-in a vessel that was delivered to us in May 2020 with a duration of 12 months with no option periods and, therefore, this operating lease was excluded from operating lease right-of-use asset and lease liability recognition on our consolidated balance sheets. During the year ended March 31, 2020, we time chartered-in a VLGC for a period of greater than 12 months and the applicable right-of-use asset and lease liabilities of $27.4 million were recognized on our balance sheets as of March 31, 2020. None of the three option periods of up to an aggregate of four years were included in the recognition of the right-of-use asset for the time chartered-in VLGC as market conditions at the time of each option renewal election date for a time charter-in will be major factors in the decision of whether to exercise the option and such conditions are not known at the time of initial recognition. Our time chartered-in VLGCs were deployed in the Helios Pool and earned net pool revenues of $29.1 million, $18.3 million, and $0.1 million for the years ended March 31, 2021, 2020 and 2019, respectively.

Charter hire expenses for the VLGCs time chartered in were as follows:

	Year ended
	March 31, 2021	March 31, 2020	March 31, 2019
Charter hire expenses	$18,135,580	$9,861,898	$237,525

Office leases

We currently have operating leases for our offices in Stamford, Connecticut, USA; London, United Kingdom; Copenhagen, Denmark; and Athens, Greece. During the year ended March 31, 2021, we did not enter into and new office leases and did not renew any office leases. During the year ended March 31, 2020, we renewed an operating lease for our London office greater than 12 months and the applicable right-of-use asset and lease liabilities of $0.2 million were recognized on our balance sheets as of March 31, 2020. At adoption of ASC 842, two option periods for our Athens office were included in the recognition of the right-of-use asset as it is probable that the renewal options of 1-year each will be exercised. We accounted for our Copenhagen office lease using the practical expedient for contracts with initial lease terms of 12 month or less as described above and, during the years ended March 31, 2021 and 2020, expensed $0.1 million related to this lease within “general and administrative expenses” on our consolidated statement of operations.

Operating lease rent expense related to our office leases was as follows:

	Year ended
	March 31, 2021	March 31, 2020	March 31, 2019
Operating lease rent expense	$558,400	$541,574	$471,425

For our office leases and time charter-in arrangement, the discount rate used ranged from 3.82% to 5.53%. The weighted average discount rate used to calculate the lease liability was 3.88%. The weighted average remaining lease term on our office leases and a time chartered-in vessel as of March 31, 2021 is 21.9 months.

Our operating lease right-of-use asset and lease liabilities as of March 31, 2021 were as follows:

Description	Location on Balance Sheet	March 31, 2021
Assets:
Non-current
Office leases	Operating lease right-of-use assets	$628,253
Time charter-in VLGCs	Operating lease right-of-use assets	$17,043,974

Liabilities:
Current
Office Leases	Current portion of long-term operating leases	$440,143
Time charter-in VLGCs	Current portion of long-term operating leases	$9,151,304

Long-term
Office Leases	Long-term operating leases	$188,324
Time charter-in VLGCs	Long-term operating leases	$7,892,671

Maturities of operating lease liabilities as of March 31, 2021 were as follows:

FY 2022	$10,110,547
FY 2023	8,223,237
Total undiscounted lease payments	18,333,784
Less: imputed interest	(661,342)
Carrying value of lease liabilities	$17,672,442

11. Common Stock

Under the articles of incorporation effective July 1, 2013, the Company’s authorized capital stock consists of 500,000,000 registered shares, par value $0.01 per share, of which 450,000,000 are designated as common share and 50,000,000 shares are designated as preferred shares.

Each holder of common shares is entitled to one vote on all matters submitted to a vote of shareholders. Subject to preferences that may be applicable to any outstanding shares of preferred stock, holders of common shares are entitled to share equally in any dividends, which the Company’s board of directors may declare from time to time, out of funds legally available for dividends. Upon dissolution, liquidation or winding-up, the holders of common shares will be entitled to share equally in all assets remaining after the payment of any liabilities and the liquidation preferences on any outstanding preferred stock. Holders of common shares do not have conversion, redemption or pre-emptive rights.

On February 2, 2021, we announced a tender offer to purchase up to 7,407,407, or about 14.8%, of our then outstanding common shares at a price of $13.50 per share. Based on preliminary results indicating that the tender offer was oversubscribed, we elected to increase the number of shares accepted for payment by 997,739, or slightly less than 2% of our then outstanding shares, pursuant to the terms of the tender offer . The number of shares we purchased and canceled from each tendering shareholder was prorated so our purchases in the tender offer totaled of 8,405,146 shares, or approximately 16.8% of our then outstanding common shares, for an aggregate purchase price of approximately $113.5 million.

On August 5, 2019, our Board of Directors authorized the repurchase of up to $50.0 million of our common shares through the period ended December 31, 2020 (the “Common Share Repurchase Program”). On February 3, 2020, our Board of Directors authorized an increase to our Common Share Repurchase Program to repurchase up to an additional $50.0 million of our common shares. On December 29, 2020, our Board of Directors authorized an extension of and an increase to the remaining authorization of $41.4 million under our Common Share Repurchase Program, which was set to expire on December 31, 2020. Following this Board action, we are now authorized to repurchase up to $50.0 million of our common shares from December 29, 2020 through December 31, 2021. As of March 31, 2021, our total purchases under this authority totaled 5.5 million of our common shares for an aggregate consideration of $60.7 million. Following the increase and extension of the program, we currently have $47.9 million of available share repurchase authority remaining. Purchases may be made at our discretion in the form of open market repurchase programs, privately negotiated transactions, accelerated share repurchase programs or a combination of these methods. The actual amount and timing of share repurchases are subject to capital availability, our determination that share repurchases are in the best interest of our shareholders, and market conditions. We are not obligated to make any common share repurchases under the Common Share Repurchase Program.

Refer to Note 12 below for shares granted under the equity incentive plan during the years ended March 31, 2021, 2020, and 2019.

12. Stock-Based Compensation Plans

In April 2014, we adopted an equity incentive plan, which we refer to as the Equity Incentive Plan, under which we expect that directors, officers, and employees (including any prospective officer or employee) of the Company and its subsidiaries and affiliates, and consultants and service providers to (including persons who are employed by or provide services to any entity that is itself a consultant or service provider to) the Company and its subsidiaries and affiliates, as well as entities wholly-owned or generally exclusively controlled by such persons, may be eligible to receive non-qualified stock options, stock appreciation rights, stock awards, restricted stock units and performance compensation awards that the plan administrator determines are consistent with the purposes of the plan and the interests of the Company. We have reserved 2,850,000 of our common shares for issuance under the Equity Incentive Plan, subject to adjustment for changes in capitalization as provided in the Equity Incentive Plan in April 2014. The plan is administered by our compensation committee.

During the year ended March 31, 2021, we granted an aggregate of 188,400 shares of restricted stock vesting in escalating installments on the grant date and on the first, second, and third anniversary of that date and 56,450 restricted stock units to certain of our officers and employees vesting in escalating installments on the first, second, and third anniversaries of the grant date. The shares of restricted stock and restricted stock units were valued at their grant date fair market value and are expensed on a straight-line basis over the respective vesting periods.

During the year ended March 31, 2021, we granted 155,654 shares of stock to our President and Chief Executive Officer, which were valued and expensed at their grant date fair market value.

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

During the years ended March 31, 2021, 2020, and 2019, we granted 41,711, 24,025, and 35,295 shares of stock, respectively, to our non-executive directors, which were valued and expensed at their grant date fair market value.

During the years ended March 31, 2020, and 2019, we granted 1,550, and 7,059, shares of stock, respectively, to a non-employee consultant, which were valued and expensed at their grant date fair market value. No such shares were granted during the year ended March 31, 2021.

Our stock-based compensation expense was $3.4 million, $3.2 million and $5.5 million for the years ended March 31, 2021, 2020, and 2019, respectively, and is included within general and administrative expenses in our consolidated statements of operations. Unrecognized compensation cost as of March 31, 2021 was $1.9 million and the expense will be recognized over a remaining weighted average life of 1.86 years.

A summary of the activity of our restricted shares as of March 31, 2021 and 2020 and changes during the year ended March 31, 2021 and 2020, are as follows:

		Weighted-Average
		Grant-Date
Incentive Share/Unit Awards	Number of Shares/Units	Fair Value
Unvested as of April 1, 2019	641,013	$13.54
Granted	223,275	8.47
Vested	(547,240)	14.64
Unvested as of March 31, 2020	317,048	$8.08
Granted	442,215	8.34
Vested	(400,942)	8.23
Forfeited	(150)	8.36
Unvested as of March 31, 2021	358,171	$8.23

The total fair value of restricted shares that vested during the years ended March 31, 2021, 2020, and 2019 was $3.4 million, $5.2 million and $3.9 million, respectively, which is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

13. Revenues

Revenues comprise the following:

	Year ended
	March 31, 2021	March 31, 2020	March 31, 2019
Net pool revenues—related party	$292,679,614	$298,079,123	$120,015,771
Time charter revenues	19,492,595	34,111,230	37,726,214
Other revenues, net	3,766,603	1,239,645	290,500
Total revenues	$315,938,812	$333,429,998	$158,032,485

Net pool revenues—related party depend upon the net results of the Helios Pool, and the operating days and pool points for each vessel. Refer to Notes 2 and 3 above for further information.

Other revenues, net mainly represent income from charterers relating to reimbursement of voyage expenses such as costs for security guards and war risk insurance.

14. Voyage Expenses

Voyage expenses comprise the following:

	Year ended
	March 31, 2021	March 31, 2020	March 31, 2019
Bunkers	$1,537,007	$1,345,360	$756,354
War risk insurances	1,272,647	1,095,156	13,052
Brokers’ commissions	334,333	469,143	440,955
Security cost	221,882	272,985	277,487
Port charges and other related expenses	1,500	5,898	167,230
Other voyage expenses	42,281	54,381	42,805
Total	$3,409,650	$3,242,923	$1,697,883

15. Vessel Operating Expenses

Vessel operating expenses comprise the following:

	Year ended
	March 31, 2021	March 31, 2020	March 31, 2019
Crew wages and related costs	$44,017,660	$42,683,848	$41,649,202
Spares and stores	17,061,388	13,249,931	10,625,997
Repairs and maintenance costs	6,096,812	4,416,259	5,594,957
Insurance	3,942,622	4,173,052	3,452,874
Lubricants	3,241,330	3,607,749	3,206,445
Miscellaneous expenses	3,860,057	3,347,530	2,351,093
Total	$78,219,869	$71,478,369	$66,880,568

16. Interest and Finance Costs

Interest and finance costs is comprised of the following:

	Year ended
	March 31, 2021	March 31, 2020	March 31, 2019
Interest incurred	$21,665,379	$32,355,390	$36,638,171
Amortization of financing costs	4,695,360	2,893,392	3,136,051
Other financing costs	1,235,385	856,759	875,009
Total	$27,596,124	$36,105,541	$40,649,231

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

For our fiscal years ended March 31, 2021, 2020, and 2019, we believe that we qualified, and we expect to qualify, for exemption under Section 883 and as a consequence, our gross United States source shipping income will not be subject to a 4% gross basis tax.

18. Commitments and Contingencies

Commitments under Contracts for Scrubber Purchases

We had contractual commitments to purchase scrubbers to reduce sulfur emissions as of:

March 31, 2021
Less than one year	$1,523,210
Total	$1,523,210

Commitments under Contracts for Ballast Water Management Systems Purchases

We had contractual commitments to purchase ballast water management systems as of:

March 31, 2021
Less than one year	$455,500
Total	$455,500

Commitments under Bareboat Charter Header Agreement

On March 31, 2021, we entered into a thirteen year bareboat charter agreement for a newbuilding dual-fuel VLGC that is expected to be delivered from Kawasaki Heavy Industries in March 2023. The structure of the financing of the newbuilding is analogous to that of our Japanese Financings in which a third-party will purchase the vessel and from whom we will bareboat charter the vessel. As part of the agreement, we control the building of the vessel and the use of the vessel after it is delivered. The vessel will be built to our specifications; we will supervise the building of the vessel to meet these specifications; and we will technically and commercially manage the vessel after its delivery. Under the agreement, we have commitments of $24 million of predelivery costs as well as the cost of additional features to meet our specifications and supervision costs for an aggregate total of approximately $25 million. As of March 31, 2021, we expect to settle the commitments under the agreement with installment payments totaling $16.0 million in the 12 months following March 31, 2021 and approximately $9.0 million during the year ended March 31, 2023. As of March 31, 2021, construction of the vessel has not commenced.

Operating Leases

We had the following commitments as a lessee under operating leases relating to our United States, Greece, United Kingdom, and Denmark offices:

March 31, 2021
Less than one year	$357,432
One to three years	91,318
Total	$448,750

Time Charter-in

We had the following time charter-in commitments relating to VLGCs either currently in our fleet or contracted to be delivered to our fleet as of:

March 31, 2021
Less than one year	$10,336,000
One to three years	8,030,000
Total	$18,366,000

Fixed Time Charter Commitments

We had the following future minimum fixed time charter hire receipts based on non-cancelable long-term fixed time charter contracts as of:

March 31, 2021
Less than one year	$20,147,500
One to three years	5,705,000
Total	$25,852,500

Other

From time to time we expect to be subject to legal proceedings and claims in the ordinary course of business, principally personal injury and property casualty claims. Such claims, even if lacking in merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any claim other than that described below, which is reasonably possible and should be disclosed or probable and for which a provision should be established in the consolidated financial statements.

In January 2021, subsequent to the delivery of one of our VLGCs on time charter, a dispute arose relating to the vessel’s readiness to lift a cargo scheduled by the charterer. The facts of the claim are currently in dispute. We have recorded a contingent liability in accrued expenses on our consolidated balance sheets as of March 31, 2021 and a corresponding expense of $4.0 million during the year ended March 31, 2021 is included within general and administrative expenses on our consolidated statement of operations.

19. Financial Instruments and Fair Value Disclosures

Our principal financial assets consist of cash and cash equivalents, investment securities, short-term investments, restricted cash amounts due from related parties, and trade accounts receivable. Our principal financial liabilities consist of long-term debt, accounts payable, amounts due to related parties, derivative instruments and accrued liabilities.

(a)	Concentration of credit risk: Financial instruments, which may subject us to significant concentrations of credit risk, consist principally of amounts due from our charterers, including the receivables from Helios Pool, cash and cash equivalents, and restricted cash. We limit our credit risk with amounts due from our charterers, including those through the Helios Pool, by performing ongoing credit evaluations of our charterers’ financial condition and generally do not require collateral from our charterers. We limit our credit risk with our cash and cash equivalents and restricted cash by placing it with highly-rated financial institutions.

(b)	Interest rate risk: Our long-term bank loans are based on LIBOR and hence we are exposed to movements thereto. We entered into interest rate swap agreements in order to hedge a majority of our variable interest rate exposure related to the 2015 AR Facility.

The principal terms of our interest rate swaps are as follows:

	Transaction	Termination	Fixed	Nominal value	Nominal value
Interest rate swap	Date	Date	interest rate	March 31, 2021	March 31, 2020
2015 AR Facility - Citibank(1)	September 2015	March 2025	1.091%	$200,000,000	$200,000,000
2015 AR Facility - ING(2)	September 2015	March 2025	1.145%	50,000,000	50,000,000
2015 AR Facility - ABN(3)	October 2015	March 2022	1.468%	26,325,000	37,550,000
2015 AR Facility - Citibank(4)	October 2015	March 2022	1.380%	39,487,500	56,325,000
2015 AR Facility - Citibank(5)	June 2016	March 2022	1.213%	35,750,774	43,598,575
2015 AR Facility - Citibank(6)	June 2016	March 2022	1.161%	14,690,857	17,915,709
				$366,254,131	$405,389,284
(1)	Non-amortizing until March 2022, then reduces quarterly with a final settlement of $95.2 million in March 2025.
(2)	Non-amortizing until March 2022, then reduces quarterly with a final settlement of $23.8 million in March 2025.
(3)	Reduces quarterly by $2.8 million with a final settlement of $17.9 million due in March 2022.
(4)	Reduces quarterly by $4.2 million with a final settlement of $26.9 million due in March 2022.
(5)	Reduces quarterly by $2.0 million with a final settlement of $29.9 million due in March 2022.
(6)	Reduces quarterly by $0.8 million with a final settlement of $12.3 million due in March 2022.

(c)	Fair value measurements: Interest rate swaps are stated at fair value, which is determined using a discounted cash flow approach based on market‑based LIBOR swap yield rates. LIBOR swap rates are observable at commonly quoted intervals for the full terms of the swaps and, therefore, are considered Level 2 items in accordance with the fair value hierarchy. The fair value of the interest rate swap agreements approximates the amount that we would have to pay or receive for the early termination of the agreements.

Additionally, we have taken positions in freight forward agreements (“FFAs”) as economic hedges to reduce the risk related to vessels trading in the spot market, including in the Helios Pool, and to take advantage of fluctuations in market prices. Customary requirements for trading FFAs include the maintenance of initial and variation margins based on expected volatility, open position and mark-to-market of the contracts. FFAs are recorded as assets/liabilities until they are settled. Changes in fair value prior to settlement are recorded in unrealized gain/(loss) on derivatives. Upon settlement, if the contracted charter rate is less than the average of the rates for the specified route and time period, as reported by an identified index, the seller of the FFA is required to pay the buyer the settlement sum, being an amount equal to the difference between the contracted rate and the settlement rate, multiplied by the number of days in the specified period covered by the FFA. Conversely, if the contracted rate is greater than the settlement rate, the buyer is required to pay the seller the settlement sum. Settlement of FFAs are recorded in realized gain/(loss) on derivatives. FFAs are considered Level 2 items in accordance with the fair value hierarchy. We had no outstanding FFAs as of March 31, 2021.

The following table summarizes the location on the balance sheet of the financial assets and liabilities that are carried at fair value on a recurring basis, which comprise our financial derivatives all of which are considered Level 2 items in accordance with the fair value hierarchy:

	March 31, 2021		March 31, 2020
	Current assets	Current liabilities	Current assets	Current liabilities
Derivatives not designated as hedging instruments	Derivative instruments	Derivative instruments	Derivative instruments	Derivative instruments
Forward freight agreements	$—	$—	$—	$2,605,442
Interest rate swap agreements	$—	$1,100,529	$—	$—

	March 31, 2021		March 31, 2020
	Other non-current assets	Long-term liabilities	Other non-current assets	Long-term liabilities
Derivatives not designated as hedging instruments	Derivative instruments	Derivative instruments	Derivative instruments	Derivative instruments
Interest rate swap agreements	$—	$3,454,862	$—	$9,152,829

The effect of derivative instruments within the consolidated statement of operations for the periods presented is as follows:

		Year ended
Derivatives not designated as hedging instruments	Location of gain/(loss) recognized	March 31, 2021	March 31, 2020	March 31, 2019
Forward freight agreements—change in fair value	Unrealized gain/(loss) on derivatives	$2,605,442	$(2,605,442)	$—
Interest rate swaps—change in fair value	Unrealized gain/(loss) on derivatives	4,597,438	(15,601,327)	(7,816,401)
Forward freight agreements—realized gain/(loss)	Realized gain/(loss) on derivatives	(788,670)	396,894	—
Interest rate swaps—realized gain/(loss)	Realized gain/(loss) on derivatives	(3,779,363)	2,403,480	3,788,123
Gain/(loss) on derivatives, net		$2,634,847	$(15,406,395)	$(4,028,278)

As of March 31, 2021 and March 31, 2020, no fair value measurements for assets or liabilities under Level 1 or Level 3 were recognized in the consolidated balance sheets with the exception of cash and cash equivalents, restricted cash, and securities. We did not have any assets or liabilities measured at fair value on a non-recurring basis during the years ended March 31, 2021, 2020 and 2019.

(d)	Book values and fair values of financial instruments. In addition to the derivatives that we are required to record at fair value on our balance sheet (see (c) above) and securities that are included in other current assets in our balance sheet that we record at fair value, we have other financial instruments that are carried at historical cost. These financial instruments include trade accounts receivable, amounts due from related parties, cash and cash equivalents, restricted cash, accounts payable, amounts due to related parties and accrued liabilities for which the historical carrying value approximates the fair value due to the short-term nature of these financial instruments. Cash and cash equivalents, restricted cash and investment securities are considered Level 1 items.

The summary of gains and losses on our investment securities included in other gain/(loss), net on our consolidated statements of operations for the periods presented is as follows:

	Year ended
	March 31, 2021	March 31, 2020	March 31, 2019
Net gain/(loss) on investment securities	$1,317,890	$1,288,304	$(102,244)
Less: Realized gain/(loss) on investment securities	295	1,281,671	—
Unrealized gain/(loss) on investment securities	$1,317,595	$6,633	$(102,244)

As of March 31, 2020, we had short-term investments in six-month U.S. treasury bills for which we had not elected the fair value option. The fair value of these instruments is commonly quoted and would be considered Level 1 items under the fair value hierarchy if we elected the fair value option. As of March 31, 2020, the carrying value of the short-term investments in six-month U.S. treasury bills was $14.9 million and the fair value was $15.0 million. These short-term investments matured during the year ended March 31, 2021 and we have no such instruments as of March 31, 2021.

We have long-term bank debt and the Cresques Japanese Financing for which we believe the carrying value approximates their fair value as the loans bear interest at variable interest rates, being LIBOR, which is observable at commonly quoted intervals for the full terms of the loans, and hence are considered as Level 2 items in accordance with the fair value hierarchy. We also have long-term debt related to the Corsair Japanese Financing, Concorde Japanese Financing, Corvette Japanese Financing, CMNL/CJNP Japanese Financing, and CNML Japanese Financing (collectively, along with the CJNP Japanese Financing that was repaid in October 2020, the “Japanese Financings”) that incur interest at a fixed-rate with the initial principal amount amortized to the purchase obligation price of each vessel. The Japanese Financings are considered Level 2 items in accordance with the fair value hierarchy and the fair value of each is based on a discounted cash flow analysis using current observable interest rates. The following table summarizes the carrying value and estimated fair value of the Japanese Financings as of:

	March 31, 2021		March 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Corsair Japanese Financing	$40,895,833	$44,298,064	$44,145,833	$48,867,762
Concorde Japanese Financing	45,500,000	49,791,680	48,730,769	54,407,677
Corvette Japanese Financing	46,038,462	50,376,434	49,269,231	55,059,323
CJNP Japanese Financing	—	—	19,058,750	21,006,399
CMNL/CJNP Japanese Financing	16,706,845	18,792,993	18,076,488	20,238,260
CNML Japanese Financing	$18,855,655	$21,195,305	$20,261,012	$22,728,984

20. Retirement Plans

U.S. Defined Contribution Plan

Qualifying full-time employees based in the United States participate in our 401(k) retirement plan and may contribute a portion of their annual compensation to the plan on a tax-advantaged basis, in accordance with applicable tax law limits. On behalf of all participants in the plan, we provide a safe harbor contribution subject to certain limitations. Employee contributions and our safe harbor contributions are vested at all times. We recognized and paid compensation expense associated with the safe harbor contributions totaling $0.1 million for each of the years ended March 31, 2021, 2020, and 2019.

Greece Defined Benefit Plan

Our employees based in Greece have a required statutory defined benefit pension plan according to provisions of Greek law 2112/20 covering all eligible employees (the “Greek Plan”). We recognized compensation expense and recorded a corresponding liability associated with our projected benefit obligation to the Greek Plan totaling $0.3 million for the year ended March 31, 2021, less than $0.1 million for the year ended March 31, 2020, and $0.1 million for the year ended March 31, 2019.

U.K. and Denmark Retirement Accounts

We contribute to retirement accounts for certain employees based in the United Kingdom and Denmark based on a percentage of their annual salaries. For each of the years ended March 31, 2021 and 2020, we recognized compensation expense of $0.2 million related to these contributions and for the year ended March 31, 2019, we recognized compensation expense of $0.1 million related to these contributions.

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

The calculations of basic and diluted EPS for the periods presented were as follows:

	Year ended
(In U.S. dollars except share data)	March 31, 2021	March 31, 2020	March 31, 2019
Numerator:
Net income/(loss)	$92,564,653	$111,841,258	$(50,945,905)
Denominator:
Basic weighted average number of common shares outstanding	49,729,358	53,881,483	54,513,118
Effect of dilutive restricted stock and restricted stock units	97,440	233,855	—
Diluted weighted average number of common shares outstanding	49,826,798	54,115,338	54,513,118
EPS:
Basic	$1.86	$2.08	$(0.93)
Diluted	$1.86	$2.07	$(0.93)

For the year ended March 31, 2019, there were 641,013 shares of unvested restricted stock excluded from the calculation of diluted EPS because the effect of their inclusion would be anti-dilutive. There were no anti-dilutive shares of unvested restricted stock excluded from the calculation of diluted EPS for the years ended March 31, 2021 and 2020.

22. Selected Quarterly Financial Information (unaudited)

The following tables summarize the 2021 and 2020 quarterly results:

	Three months ended
	June 30, 2020	September 30, 2020	December 31, 2020	March 31, 2021
Revenues	$73,165,324	$54,710,277	$88,479,024	$99,584,187
Operating income	22,519,802	5,413,760	41,875,535	46,290,595
Net income	12,168,005	537,950	35,825,264	44,033,434
Earnings per common share, basic	0.24	0.01	0.71	0.93
Earnings per common share, diluted	$0.24	$0.01	$0.71	$0.93

	Three months ended
	June 30, 2019	September 30, 2019	December 31, 2019	March 31, 2020
Revenues	$61,165,546	$91,624,875	$85,437,806	$95,201,771
Operating income	20,272,506	49,266,427	41,758,757	49,771,141
Net income	6,075,059	40,711,896	35,628,912	29,425,391
Earnings per common share, basic	0.11	0.75	0.66	0.56
Earnings per common share, diluted	$0.11	$0.74	$0.66	$0.56