Form 10-Q
period 2021-06-30
DORIAN LPG LTD.
filed 2021-08-04
CIK 1596993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 31, 2021, there were 40,278,380 shares of the registrant’s common stock outstanding.

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

These risks include the risks that are identified in the “Risk Factors” section of this quarterly report and of our Annual Report on Form 10-K for the fiscal year ended March 31, 2021, and also include, among others, risks associated with the following

●	our future operating or financial results;

●	our business strategies, including with respect to acquisitions and chartering, and expected capital spending or operating expenses, as well as any difficulty we may have in managing planned growth properly;

●	shipping trends, including changes in charter rates applicable to alternative propulsion technologies, scrubber equipped and non-scrubber equipped vessels, scrapping rates and vessel and other asset values;

●	changes in trading patterns that impact tonnage requirements;

●	compliance with laws, treaties, rules, regulations and policies (including amendments or other changes thereto) applicable to the liquefied petroleum gas, or LPG, shipping industry, including, without limitation, legislation adopted by international organizations such as the International Maritime Organization and the European Union or by individual countries, as well as the impact and costs of our compliance with, and the potential of liability under, such laws, treaties, rules, regulations and policies;

●	the timing, cost and prospects of purchasing, installing and operating exhaust gas cleaning systems (commonly referred to as “scrubbers”) to reduce sulfur emissions on certain of our vessels;

●	charterers’ increasing emphasis on environmental and safety concerns and investors’ increasing scrutiny and changing expectations with respect to public company Environmental, Social and Governance policies;

●	general economic conditions and specific economic conditions in the oil and natural gas industry and the countries and regions where LPG is produced and consumed;

●	completion of infrastructure projects to support marine transportation of LPG, including export terminals and pipelines;

●	factors affecting supply of and demand for LPG, LPG shipping, and LPG vessels, including, among other things: the production levels, price and worldwide consumption and storage of oil, refined petroleum products and natural gas, including production from United States shale fields; any oversupply of or limited demand for LPG vessels comparable to ours or higher specification vessels; trade conflicts and the imposition of tariffs or otherwise on LPG or LPG products resulting from domestic and international political and geopolitical conditions; and shifts in consumer demand from LPG towards other energy sources;

●	any decrease in the value of the charter-free market values of our vessels or reduction in our charter hire rates and profitability associated with such vessels as a result of increase in the supply of or decrease in the demand for LPG, LPG shipping or LPG vessels;

●	greater than anticipated levels of LPG vessel newbuilding orders or lower than anticipated rates of LPG vessel scrapping;

●	the aging of the Company’s fleet which could result in increased operating costs, impairment or loss of hire;

●	our ability to profitably employ our vessels, including vessels participating in the Helios Pool (defined below);

●	unavailability of spot charters and the volatility of prevailing spot market charter rates, which may affect our ability to realize the expected benefits from our time chartered-in vessels, including those in the Helios Pool;

●	failure of our charterers or other counterparties to meet their obligations under our charter agreements;

●	shareholders’ reliance on us to enforce our rights against contract counterparties;

●	competition in the LPG shipping industry, including our ability to compete successfully for future chartering opportunities and newbuilding opportunities (if any);

●	future purchase prices of newbuildings and secondhand vessels and timely deliveries of such vessels (if any) and, relatedly, the risks associated with the purchase of second-hand vessels;

●	the performance of the Helios Pool, including the failure of its significant customers to perform their obligations and the loss or reduction in business from its significant customers (or if the same were to occur with respect to our significant customers);

●	the availability of (and our ability to obtain such) financing and refinancing to fund capital expenditures, acquisitions and other general corporate purposes, the terms of such financing and our ability to comply with the restrictions and other covenants set forth in our existing and future debt agreements and financing arrangements (and to repay or refinance our existing debt and settling of interest rate swaps, if any);

●	our costs, including crew wages, insurance, provisions, repairs and maintenance, general and administrative expenses, drydocking, and bunker prices, as applicable;

●	any inability to retain and recruit qualified key executives, key employees, key consultants or skilled workers and, relatedly, our dependence on key personnel and the availability of skilled workers and the related labor costs;

●	the potential difference in interests between or among certain of our directors, officers, key executives and shareholders;

●	quality and efficiency requirements from customers and developments regarding the technologies relating to oil exploration and the effects of new products and new technology in our industry, including with respect to equipment propulsion and overall vessel efficiency;

●	potential changes in regulation that would require the installation of Engine Power Limitation (EPL) systems on our vessels to reduce fuel use and carbon emissions, and increase the level of energy efficiency;

●	operating hazards in the maritime transportation industry, including accidents, political events, public health threats (including the outbreak of communicable diseases), international hostilities and instability, armed conflict, piracy, attacks on vessels or other petroleum-related infrastructures and acts by terrorists, which may cause potential disruption of shipping routes;

●	the length and severity of the ongoing coronavirus outbreak (COVID-19), including its impact on the demand for commercial seaborne transportation of LPG and the condition of financial markets and the potential knock-on impacts to our global operations;

●	the adequacy of our insurance coverage in the event of a catastrophic event;

●	the failure to protect our information systems against security breaches, or the failure or unavailability of these systems for a significant period;

●	the arresting or attachment of one or more of our vessels by maritime claimants;

●	compliance with and changes to governmental, tax, environmental and safety laws and regulations, which may add to our costs or the costs of our customers;

●	fluctuations in currencies and interest rates and the impact of the discontinuance of the London Interbank Offered Rate, or LIBOR, after 2021 on any of our debt referencing LIBOR in the interest rate;

●	compliance with the United States Foreign Corrupt Practices Act of 1977, the United Kingdom Bribery Act 2010, or other applicable regulations relating to bribery;

●	the volatility of the price of shares of our common stock (our “common shares”) and future sales of our common shares;

●	our incorporation under the laws of the Republic of the Marshall Islands and the different rights to relief that may be available compared to other countries, including the United States;

●	congestion at or blockages of ports or canals;

●	any developments in the existing Panama Canal transportation structure as a result of the study announced by the Panamanian government and Energy Transfer LP to analyze the prospects of building an LPG pipeline, potentially running beside the existing Panama Canal and linking the Atlantic Ocean with the Pacific Ocean;

●	if we are required to pay tax on U.S. source income;

●	if we are treated as a “passive foreign investment company”; and

●	other factors detailed in this report and from time to time in our periodic reports.

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

Dorian LPG Ltd.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dorian LPG Ltd.

Unaudited Condensed Consolidated Balance Sheets

(Expressed in United States Dollars, except for share data)

	As of	As of
	June 30, 2021	March 31, 2021
Assets
Current assets
Cash and cash equivalents	$78,254,455	$79,330,007
Restricted cash—current	5,315,951	5,315,951
Trade receivables, net and accrued revenues	293,053	202,221
Due from related parties	43,587,076	56,191,375
Inventories	1,972,428	2,007,464
Vessel held for sale	38,975,510	—
Prepaid expenses and other current assets	12,518,123	10,296,229
Total current assets	180,916,596	153,343,247
Fixed assets
Vessels, net	1,326,629,701	1,377,028,255
Vessels under construction	8,057,066	—
Other fixed assets, net	127,211	148,836
Total fixed assets	1,334,813,978	1,377,177,091
Other non-current assets
Deferred charges, net	11,372,490	10,158,202
Due from related parties—non-current	22,000,000	23,100,000
Restricted cash—non-current	82,403	81,241
Operating lease right-of-use assets	15,317,897	17,672,227
Other non-current assets	83,723	82,837
Total assets	$1,564,587,087	$1,581,614,845
Liabilities and shareholders’ equity
Current liabilities
Trade accounts payable	$14,150,781	$9,831,328
Accrued expenses	10,667,824	8,765,264
Due to related parties	39,023	117,803
Deferred income	1,042,433	853,983
Derivative instruments	776,168	1,100,529
Current portion of long-term operating lease liabilities	9,646,563	9,591,447
Current portion of long-term debt	51,820,283	51,820,283
Total current liabilities	88,143,075	82,080,637
Long-term liabilities
Long-term debt—net of current portion and deferred financing fees	527,317,928	539,651,761
Long-term operating lease liabilities	5,668,299	8,080,995
Derivative instruments	3,345,497	3,454,862
Other long-term liabilities	1,563,914	1,521,260
Total long-term liabilities	537,895,638	552,708,878
Total liabilities	626,038,713	634,789,515
Commitments and contingencies
Shareholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued nor outstanding	—	—
Common stock, $0.01 par value, 450,000,000 shares authorized, 51,087,209 and 51,071,409 shares issued, 40,487,802 and 41,493,275 shares outstanding (net of treasury stock), as of June 30, 2021 and March 31, 2021, respectively	510,873	510,715
Additional paid-in-capital	757,423,183	756,776,217
Treasury stock, at cost; 10,599,407 and 9,578,134 shares as of June 30, 2021 and March 31, 2021, respectively	(114,655,294)	(99,862,114)
Retained earnings	295,269,612	289,400,512
Total shareholders’ equity	938,548,374	946,825,330
Total liabilities and shareholders’ equity	$1,564,587,087	$1,581,614,845

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Dorian LPG Ltd.

Unaudited Condensed Consolidated Statements of Operations

(Expressed in United States Dollars)

	Three months ended
	June 30, 2021	June 30, 2020
Revenues
Net pool revenues—related party	$55,162,246	$66,929,421
Time charter revenues	5,346,139	5,086,004
Other revenues, net	2,442,353	1,149,899
Total revenues	62,950,738	73,165,324
Expenses
Voyage expenses	1,356,392	815,195
Charter hire expenses	3,508,070	4,715,598
Vessel operating expenses	20,281,554	17,389,363
Depreciation and amortization	17,142,915	16,890,413
General and administrative expenses	8,038,807	11,302,976
Total expenses	50,327,738	51,113,545
Other income—related parties	632,888	468,023
Operating income	13,255,888	22,519,802
Other income/(expenses)
Interest and finance costs	(5,649,774)	(9,087,236)
Interest income	186,299	124,835
Unrealized gain/(loss) on derivatives	433,726	(495,806)
Realized loss on derivatives	(903,718)	(806,229)
Other gain/(loss), net	(1,453,321)	(87,361)
Total other income/(expenses), net	(7,386,788)	(10,351,797)
Net income	$5,869,100	$12,168,005

Weighted average shares outstanding:
Basic	40,944,845	50,554,233
Diluted	41,165,138	50,679,449

Earnings per common share—basic	$0.14	$0.24
Earnings per common share—diluted	$0.14	$0.24

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Dorian LPG Ltd.

Unaudited Condensed Consolidated Statements of Shareholders’ Equity

(Expressed in United States Dollars, except for number of shares)

	Number of			Additional
	common	Common	Treasury	paid-in	Retained
	shares	stock	stock	capital	Earnings	Total
Balance, April 1, 2020	59,083,290	$590,833	$(87,183,865)	$866,809,371	$196,835,859	$977,052,198
Net income for the period	—	—	—	—	12,168,005	12,168,005
Restricted share award issuances	351,629	3,516	—	(3,516)	—	—
Stock-based compensation	—	—	—	1,930,902	—	1,930,902
Purchase of treasury stock	—	—	(1,198,214)	—	—	(1,198,214)
Balance, June 30, 2020	59,434,919	$594,349	$(88,382,079)	$868,736,757	$209,003,864	$989,952,891

	Number of			Additional
	common	Common	Treasury	paid-in	Retained
	shares	stock	stock	capital	Earnings	Total
Balance, April 1, 2021	51,071,409	$510,715	$(99,862,114)	$756,776,217	$289,400,512	$946,825,330
Net income for the period	—	—	—	—	5,869,100	5,869,100
Restricted share award issuances	15,800	158	—	(158)	—	—
Stock-based compensation	—	—	—	647,124	—	647,124
Purchase of treasury stock	—	—	(14,793,180)	—	—	(14,793,180)
Balance, June 30, 2021	51,087,209	$510,873	$(114,655,294)	$757,423,183	$295,269,612	$938,548,374

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Dorian LPG Ltd.

Unaudited Condensed Consolidated Statements of Cash Flows

(Expressed in United States Dollars)

	Three months ended
	June 30, 2021	June 30, 2020
Cash flows from operating activities:
Net income	$5,869,100	$12,168,005
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,142,915	16,890,413
Amortization of operating lease right-of-use assets	2,360,289	2,267,769
Amortization of financing costs	689,841	2,394,510
Unrealized (gain)/loss on derivatives	(433,726)	495,806
Stock-based compensation expense	647,124	1,930,902
Unrealized foreign currency (gain)/loss, net	4,602	(89,282)
Other non-cash items, net	1,386,734	(241,523)
Changes in operating assets and liabilities
Trade receivables, net and accrued revenue	(90,832)	619,720
Prepaid expenses and other current assets	(1,309,965)	(1,263,591)
Due from related parties	13,704,299	18,634,851
Inventories	35,036	(146,081)
Other non-current assets	(886)	1,134,261
Operating lease liabilities—current and long-term	(2,363,734)	(2,268,125)
Trade accounts payable	1,140,387	370,337
Accrued expenses and other liabilities	675,379	(26,238)
Due to related parties	(78,780)	1,632,391
Payments for drydocking costs	(1,306,463)	(1,537,775)
Net cash provided by operating activities	38,071,320	52,966,350
Cash flows from investing activities:
Payments for vessels under construction and vessel capital expenditures	(9,797,560)	(3,657,669)
Purchase of investment securities	(2,250,681)	—
Net cash used in investing activities	(12,048,241)	(3,657,669)
Cash flows from financing activities:
Proceeds from long-term debt borrowings	—	55,378,172
Repayment of long-term debt borrowings	(12,955,071)	(41,856,308)
Repurchase of common stock	(14,064,071)	(1,025,628)
Financing costs paid	(68,604)	(3,225,105)
Net cash provided by/(used in) financing activities	(27,087,746)	9,271,131
Effects of exchange rates on cash and cash equivalents	(9,723)	100,638
Net increase/(decrease) in cash, cash equivalents, and restricted cash	(1,074,390)	58,680,450
Cash, cash equivalents, and restricted cash at the beginning of the period	84,727,199	87,389,127
Cash, cash equivalents, and restricted cash at the end of the period	$83,652,809	$146,069,577

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Dorian LPG Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

(Expressed in United States Dollars)

1. Basis of Presentation and General Information

Dorian LPG Ltd. (“Dorian”) was incorporated on July 1, 2013 under the laws of the Republic of the Marshall Islands, is headquartered in the United States and is engaged in the transportation of liquefied petroleum gas (“LPG”) worldwide. Specifically, Dorian and its subsidiaries (together “we”, “us”, “our”, or the “Company”) are focused on owning and operating very large gas carriers (“VLGCs”), each with a cargo carrying capacity of greater than 80,000 cbm, in the LPG shipping industry. As of June 30, 2021, our fleet consists of twenty-three VLGCs, including nineteen fuel-efficient 84,000 cbm ECO-design VLGCs (“ECO-VLGCs”), three 82,000 cbm VLGCs and one time chartered-in VLGC. As of June 30, 2021, twelve of our ECO-VLGCs are equipped with exhaust gas cleaning systems (commonly referred to as “scrubbers”) to reduce sulfur emissions. We provide in-house commercial management services for all of our vessels, including our vessels deployed in the Helios Pool (defined below), which may also receive commercial management services from Phoenix (defined below). Excluding our time chartered-in vessels, we provide in-house technical management services for all of our vessels, including our vessels deployed in the Helios Pool (defined below).

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

The unaudited interim condensed consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and related Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In our opinion, all adjustments, consisting of normal recurring items, necessary for a fair presentation of financial position, operating results and cash flows have been included in the unaudited interim condensed consolidated financial statements and related notes. The unaudited interim condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes for the year ended March 31, 2021 included in our Annual Report on Form 10-K filed with the SEC on June 2, 2021.

Our interim results are subject to seasonal and other fluctuations, and the operating results for any quarter are therefore not necessarily indicative of results that may be otherwise expected for the entire year.

Our subsidiaries as of June 30, 2021, which are all wholly-owned and are incorporated in the Republic of the Marshall Islands (unless otherwise noted), are listed below.

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
Dorian LPG Chartering LLC
Dorian LPG FFAS LLC
(1)	CBM: Cubic meters, a standard measure for LPG tanker capacity
(2)	Operated pursuant to a bareboat charter agreement. Refer to Note 8 below for further information.
(3)	Upon delivery, the applicable vessel will be operated pursuant to a bareboat charter agreement. Refer to note 15 below for further information.
(4)	The applicable vessel is expected to be delivered in 2023.

COVID-19

Since the beginning of calendar year 2020, the outbreak of COVID-19 pandemic has negatively affected economic conditions, the supply chain, the labor market, the demand for certain shipped goods regionally as well as globally and may otherwise impact our operations and the operations of our customers and suppliers. The COVID-19 pandemic resulted in numerous actions taken by governments and governmental agencies in an attempt to mitigate the spread of the virus, including travel bans, quarantines, and other emergency public health measures, and a number of countries implemented lockdown measures. These measures have resulted in a significant reduction in global economic activity and extreme volatility in the global financial markets. If the COVID-19 pandemic continues on a prolonged basis or becomes more severe, the adverse impact on the global economy and the rate environment for tankers, containerships, dry bulk and other cargo vessels may deteriorate further and our operations and cash flows may be negatively impacted. The extent of COVID-19’s impact on our financial and operational results, which could be material, will depend on the length of time that the pandemic continues and whether subsequent waves of the infection happen, including as a result of the new Delta variant of COVID-19, which appears to be the most transmissible variant to date. The impact of the Delta variant cannot be predicted at this time, and could depend on numerous factors, including vaccination rates among the population, the effectiveness of COVID-19 vaccines against the Delta variant and the response by governmental bodies and regulators.  Uncertainties regarding the economic impact of the COVID-19 pandemic are likely to result in sustained market turmoil, which could also negatively impact our business, financial condition and cash flows. Governments are approving large stimulus packages to mitigate the effects of the sudden decline in economic activity caused by the pandemic; however, we cannot predict the extent to which these measures will be sufficient to restore or sustain the business and financial condition of companies in the shipping industry. These measures, though contemplated to be temporary in nature, may continue and increase as countries attempt to contain the outbreak or any reoccurrences thereof. At this stage, it is difficult to determine the full impact of COVID-19 on our business.

2. Significant Accounting Policies

The same accounting policies have been followed in these unaudited interim condensed consolidated financial statements as those applied in the preparation of our consolidated audited financial statements for the year ended March 31, 2021 (refer to Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2021), except as discussed herein.

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

Dorian LPG (USA) LLC and its subsidiaries entered into an agreement with DHSA, retroactive to July 2014 and superseding an agreement between Dorian LPG (UK) Ltd. and DHSA, for the provision by Dorian LPG (USA) LLC and its subsidiaries of certain chartering and marine operation services to DHSA, for which income was earned and included in “Other income-related parties” totaling less than $0.1 million for both the three months ended June 30, 2021 and 2020.

As of June 30, 2021, $1.0 million was due from DHSA and included in “Due from related parties” in the unaudited interim condensed consolidated balance sheets. As of March 31, 2021, $1.0 million was due from DHSA and included in “Due from related parties” in the audited consolidated balance sheets.

Helios LPG Pool LLC

On April 1, 2015, Dorian and Phoenix began operations of the Helios Pool, which entered into pool participation agreements for the purpose of establishing and operating, as charterer, under variable rate time charters to be entered into with owners or disponent owners of VLGCs, a commercial pool of VLGCs whereby revenues and expenses are shared. We hold a 50% interest in the Helios Pool as a joint venture with Phoenix and all significant rights and obligations are equally shared by both parties. All profits of the Helios Pool are distributed to the pool participants based on pool points assigned to each vessel as variable charter hire and, as a result, there are no profits available to the equity investors as a share of equity. We have determined that the Helios Pool is a variable interest entity as it does not have sufficient equity at risk. We do not consolidate the Helios Pool because we are not the primary beneficiary and do not have a controlling financial interest. In consideration of Accounting Standards Codification (“ASC”) 810-10-50-4e, the significant factors considered and judgments made in determining that the power to direct the activities of the Helios Pool that most significantly impact the entity’s economic performance are shared, in that all significant performance activities which relate to approval of pool policies and strategies related to pool customers and the marketing of the pool for the procurement of customers for the pool vessels, addition of new pool vessels and the pool cost management, require unanimous board consent from a board consisting of two members from each joint venture investor. Further, in accordance with the guidance in ASC 810-10-25-38D, the Company and Phoenix are not related parties as defined in ASC 850 nor are they de facto agents pursuant to ASC 810-10, the power over the significant activities of the Helios Pool is shared, and no party is the primary beneficiary in the Helios Pool, or has a controlling financial interest. As of June 30, 2021, the Helios Pool operated twenty-seven VLGCs, including twenty-one vessels from our fleet (including one vessel time chartered-in from an unrelated party), three Phoenix vessels, and three from other participants.

As of June 30, 2021, we had net receivables from the Helios Pool of $64.5 million, including $24.2 million of working capital contributed for the operation of our vessels in the pool (of which $2.2 million is classified as current). As of March 31, 2021, we had net receivables from the Helios Pool of $78.1 million (net of an amount due to Helios Pool of $0.1 million which is reflected under “Due to related Parties”), including $24.2 million of working capital contributed for the operation of our vessels in the pool (of which $1.1 million was classified as current). Our maximum exposure to losses from the pool as of June 30, 2021 is limited to the receivables from the pool. The Helios Pool does not have any third-party debt obligations. The Helios Pool has entered into commercial management agreements with each of Dorian LPG (UK) Ltd. and Phoenix as commercial managers and has appointed both commercial managers as the exclusive commercial managers of pool vessels. Fees for commercial management services provided by Dorian LPG (UK) Ltd. are included in “Other income-related parties” in the unaudited interim condensed consolidated statement of operations and were $0.5 million and $0.4 million for the three months ended June 30, 2021 and 2020, respectively. Additionally, we receive a fixed reimbursement of expenses such as costs for security guards and war risk insurance for vessels operating in high risk areas from the Helios Pool, for which we earned $0.6 million and $1.1 million for the three months ended June 30, 2021, and 2020, respectively, and are included in “Other revenues, net” in the unaudited interim condensed consolidated statements of operations.

Through our vessel owning subsidiaries, we have chartered vessels to the Helios Pool during the three months ended June 30, 2021 and 2020. The time charter revenue from the Helios Pool is variable depending upon the net results of the pool, operating days and pool points for each vessel. The Helios Pool enters into voyage and time charters with external parties and receives freight and related revenue and, where applicable, incurs voyage costs such as bunkers, port costs and commissions. At the end of each month, the Helios Pool calculates net pool revenues using gross revenues, less voyage expenses of all pool vessels, less fixed time charter hire for any chartered-in vessels, less the general and administrative expenses of the pool as variable rate time charter hire for the relevant vessel to participants based on pool points (vessel attributes such as cargo carrying capacity, scrubber-equipped, fuel consumption, and speed are taken into consideration) and number of days the vessel participated in the pool in the period. Net pool revenues, less any amounts required for working capital of the Helios Pool, are distributed, to the extent they have been collected from third-party customers of the Helios Pool. We recognize net pool revenues on a monthly basis, when each relevant vessel has participated in the pool during the period and the amount of net pool revenues for the month can be estimated reliably. Revenue earned from the Helios Pool is presented in Note 12.

4. Deferred Charges, Net

The analysis and movement of deferred charges is presented in the table below:

Drydocking
costs
Balance, April 1, 2021	$10,158,202
Additions	1,933,613
Transfer to vessel held for sale	(74,561)
Amortization	(644,764)
Balance, June 30, 2021	$11,372,490

5. Vessel Held For Sale

During the three months ended June 30, 2021, we entered into a memorandum of agreement to sell our 2006-built VLGC Captain Markos NL and this vessel was classified as available for sale. We expect to complete a sale of the vessel during the 12 months following June 30, 2021. No gain or loss has been recorded as of June 30, 2021 and we have suspended the recognition of depreciation of the vessel. The carrying value of the vessel totaled $39.0 million, which we reclassified to current assets on our unaudited interim condensed consolidated balance sheets as of June 30, 2021.

6. Vessels, Net

		Accumulated
	Cost	depreciation	Net book Value
Balance, April 1, 2021	$1,762,657,830	$(385,629,575)	$1,377,028,255
Other additions	4,978,922	—	4,978,922
Transfer to vessel held for sale	(62,311,861)	23,410,912	(38,900,949)
Depreciation	—	(16,476,527)	(16,476,527)
Balance, June 30, 2021	$1,705,324,891	$(378,695,190)	$1,326,629,701

Additions to vessels, net mainly consisted of scrubber purchase and installation costs and other capital improvements for certain of our VLGCs during the three months ended June 30, 2021. Certain of our vessels, with a total carrying value of $1,326.6 million and $1,337.4 million as of June 30, 2021 and March 31, 2021, respectively, are first-priority mortgaged as collateral for our long-term debt (refer to Note 8 below). No impairment loss was recorded for the periods presented.

7. Vessel Under Construction

As further described in Note 15, we have entered into a thirteen-year bareboat charter agreement for a newbuilding dual-fuel VLGC that is expected to be delivered from Kawasaki Heavy Industries in March 2023. The analysis and movement of vessels under construction is presented in the table below:

Balance, April 1, 2021	$—
Installment payments	8,000,000
Other capitalized expenditures	57,066
Balance, June 30, 2021	$8,057,066

8. Long-term Debt

2015 AR Facility

Refer to Note 9 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2021 for information on our $758 million debt financing facility that we entered into in March 2015 with a group of banks and financial institutions (the “2015 Facility”), and the amendment and restatement of the 2015 Facility (the “2015 AR Facility”) on April 29, 2020.

We were in compliance with all financial covenants as of June 30, 2021.

Corsair Japanese Financing

Refer to Note 9 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2021 for information on the refinancing of our 2014-built VLGC, the Corsair, pursuant to a memorandum of agreement and a bareboat charter agreement (the “Corsair Japanese Financing”).

Concorde Japanese Financing

Refer to Note 9 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2021 for information on the refinancing of our 2015-built VLGC, the Concorde, pursuant to a memorandum of agreement and a bareboat charter agreement (the “Concorde Japanese Financing”).

Corvette Japanese Financing

Refer to Note 9 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2021 for information on the refinancing of our 2015-built VLGC, the Corvette, pursuant to a memorandum of agreement and a bareboat charter agreement (the “Corvette Japanese Financing”).

CMNL/CJNP Japanese Financing

Refer to Note 9 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2021 for information on the refinancing our 2007-built VLGC, the Captain John NP, pursuant to a memorandum of agreement and a bareboat charter agreement (the “CMNL/CJNP Japanese Financing”).

CNML Japanese Financing

Refer to Note 9 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2021 for information on the refinancing our 2008-built VLGC, the Captain Nicholas ML, pursuant to a memorandum of agreement and a bareboat charter agreement (the “CNML Japanese Financing”).

Cresques Japanese Financing

Refer to Note 9 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2021 for information on the refinancing our 2015-built VLGC, the Cresques, pursuant to a memorandum of agreement and a bareboat charter agreement (the “Cresques Japanese Financing”).

Debt Obligations

The table below presents our debt obligations:

	June 30, 2021	March 31, 2021
2015 AR Facility
Commercial Financing	$155,055,698	$155,205,698
KEXIM Direct Financing	85,931,225	89,474,512
KEXIM Guaranteed	90,491,820	93,997,081
K-sure Insured	44,554,007	46,333,895
Total 2015 AR Facility	$376,032,750	$385,011,186

Japanese Financings
Corsair Japanese Financing	$40,083,333	$40,895,833
Concorde Japanese Financing	44,692,308	45,500,000
Corvette Japanese Financing	45,230,769	46,038,462
CMNL/CJNP Japanese Financing	16,364,435	16,706,845
CNML Japanese Financing	18,504,315	18,855,655
Cresques Japanese Financing	48,225,000	49,080,000
Total Japanese Financings	$213,100,160	$217,076,795

Total debt obligations	$589,132,910	$602,087,981
Less: deferred financing fees	9,994,699	10,615,937
Debt obligations—net of deferred financing fees	$579,138,211	$591,472,044

Presented as follows:
Current portion of long-term debt	$51,820,283	$51,820,283
Long-term debt—net of current portion and deferred financing fees	527,317,928	539,651,761
Total	$579,138,211	$591,472,044

Deferred Financing Fees

The analysis and movement of deferred financing fees is presented in the table below:

Financing
costs
Balance, April 1, 2021	$10,615,937
Additions	68,603
Amortization	(689,841)
Balance, June 30, 2021	$9,994,699

9. Leases

Time charter-in contracts

During the three months ended June 30, 2020, we time chartered-in a VLGC with a duration of 12 months with no option periods. Therefore, this operating lease was excluded from operating lease right-of-use asset and lease liability recognition on our consolidated balance sheets. During the three months ended June 30, 2021, no additional vessels were time chartered-in. As of June 30, 2021, right-of-use assets and lease liabilities of $14.8 million were recognized on our balance sheets related to one VLGC that we had previously time chartered-in for a period of greater than 12 months. Our time chartered-in VLGCs were deployed in the Helios Pool and earned net pool revenues of $4.1 million and $6.9 million for the three months ended June 30, 2021 and 2020, respectively.

Charter hire expenses for the VLGCs time chartered in were as follows:

	Three months ended
	June 30, 2021	June 30, 2020
Charter hire expenses	$3,508,070	$4,715,598

Office leases

We currently have operating leases for our offices in Stamford, Connecticut, USA; London, United Kingdom; Copenhagen, Denmark; and Athens, Greece, which we determined to be operating leases and record the lease expense as part of general and administrative expenses in our consolidated statements of operations. During the three months ended June 30, 2021, we did not enter into any new office lease contracts.

Operating lease rent expense related to our office leases was as follows:

	Three months ended
	June 30, 2021	June 30, 2020
Operating lease rent expense	$151,676	$118,259

For our office leases and time charter-in arrangement, the discount rate used ranged from 3.82% to 5.53%. The weighted average discount rate used to calculate the lease liability was 3.88%. The weighted average remaining lease term of our office leases and time chartered-in vessel as of June 30, 2021 is 18.9 months.

Our operating lease right-of-use asset and lease liabilities as of June 30, 2021 were as follows:

Description	Location on Balance Sheet	June 30, 2021
Assets:
Non-current
Office leases	Operating lease right-of-use assets	$528,672
Time charter-in VLGCs	Operating lease right-of-use assets	$14,789,225

Liabilities:
Current
Office Leases	Current portion of long-term operating leases	$408,353
Time charter-in VLGCs	Current portion of long-term operating leases	$9,238,210

Long-term
Office Leases	Long-term operating leases	$117,284
Time charter-in VLGCs	Long-term operating leases	$5,551,015

Maturities of operating lease liabilities as of June 30, 2021 were as follows:

FY 2022	$10,071,773
FY 2023	5,740,411
Total undiscounted lease payments	15,812,184
Less: imputed interest	(497,322)
Carrying value of operating lease liabilities	$15,314,862

10. Stock Repurchase Program

On August 5, 2019, our Board of Directors authorized the repurchase of up to $50 million of our common shares through the period ended December 31, 2020 (the “Common Share Repurchase Program”). On February 3, 2020, our Board of Directors authorized an increase to our Common Share Repurchase Program to repurchase up to an additional $50 million of our common shares. On December 29, 2020, our Board of Directors authorized an extension of and an increase to the remaining authorization of $41.4 million under our Common Share Repurchase Program, which was set to expire on December 31, 2020. Following this Board action, we are now authorized to repurchase up to $50.0 million of our common shares from December 29, 2020 through December 31, 2021. As of June 30, 2021, our total purchases under this authority totaled 6.5 million of our common shares for an aggregate consideration of $74.9 million. Following the increase and extension of the program, we currently have $33.7 million of available share repurchase authority remaining. Purchases may be made at our discretion in the form of open market repurchase programs, privately negotiated transactions, accelerated share repurchase programs or a combination of these methods. The actual amount and timing of share repurchases are subject to capital availability, our determination that share repurchases are in the best interest of our shareholders, and market conditions. We are not obligated to make any common share repurchases under the Common Share Repurchase Program.

11. Stock-Based Compensation Plans

Our stock-based compensation expense is included within general and administrative expenses in the unaudited interim condensed consolidated statements of operations and was $0.6 million and $1.9 million for the three months ended June 30, 2021 and 2020, respectively. Unrecognized compensation cost was $1.4 million as of June 30, 2021 and will be recognized over a remaining weighted average life of 1.09 years. For more information on our equity incentive plan, refer to Note 12 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2021.

A summary of the activity of restricted shares and units awarded under our equity incentive plan as of June 30, 2021 and changes during the three months ended June 30, 2021, is as follows:

		Weighted-Average
		Grant-Date
Incentive Share/Unit Awards	Number of Shares/Units	Fair Value
Unvested as of April 1, 2021	358,171	$8.23
Vested	(137,299)	8.26
Unvested as of June 30, 2021	220,872	$8.21

12. Revenues

Revenues comprise the following:

	Three months ended
	June 30, 2021	June 30, 2020
Net pool revenues—related party	$55,162,246	$66,929,421
Time charter revenues	5,346,139	5,086,004
Other revenues, net	2,442,353	1,149,899
Total revenues	$62,950,738	$73,165,324

Net pool revenues—related party depend upon the net results of the Helios Pool, and the operating days and pool points for each vessel. Refer to Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2021.

Other revenues, net mainly represent claim reimbursements and income from charterers relating to reimbursement of voyage expenses, such as costs for war risk insurance and security guards.

13.  Financial Instruments and Fair Value Disclosures

Our principal financial assets consist of cash and cash equivalents, restricted cash, amounts due from related parties, investment securities, and trade accounts receivable. Our principal financial liabilities consist of long-term debt, accounts payable, amounts due to related parties, accrued liabilities, and derivative instruments.

(a)	Concentration of credit risk: Financial instruments, which may subject us to significant concentrations of credit risk, consist principally of amounts due from our charterers, including the receivables from Helios Pool, cash and cash equivalents, and restricted cash. We limit our credit risk with amounts due from our charterers, including those through the Helios Pool, by performing ongoing credit evaluations of our charterers’ financial condition and generally do not require collateral from our charterers. We limit our credit risk with our cash and cash equivalents and restricted cash by placing it with highly-rated financial institutions.

(b)	Interest rate risk: Our long-term bank loans are based on the London Interbank Offered Rate (“LIBOR”) and hence we are exposed to movements thereto. We entered into interest rate swap agreements in order to hedge a majority of our variable interest rate exposure related to our 2015 AR Facility. Refer to Note 19 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2021 for information on our interest rate swap agreements related to the 2015 AR Facility.

(c)	Fair value measurements: Interest rate swaps are stated at fair value, which is determined using a discounted cash flow approach based on market‑based LIBOR swap yield rates. LIBOR swap rates are observable at commonly quoted intervals for the full terms of the swaps and, therefore, are considered Level 2 items in accordance with the fair value hierarchy. The fair value of the interest rate swap agreements approximates the amount that we would have to pay or receive for the early termination of the agreements. In June 2021, our interest rate swap with the ABN AMRO Capital USA LLC was novated to Citibank N.A. with a decrease in the fixed rate from 1.4675% to 1.2370%.

Additionally, we have previously taken positions in freight forward agreements (“FFAs”) as economic hedges to reduce the risk related to vessels trading in the spot market, including vessels operating in the Helios Pool, and to take advantage of fluctuations in spot market rates. Customary requirements for trading FFAs include the maintenance of initial and variation margins based on expected volatility, open position and mark-to-market of the contracts. FFAs are recorded as assets/liabilities until they are settled. Changes in fair value prior to settlement are recorded in unrealized gain/(loss) on derivatives. Upon settlement, if the contracted charter rate is less than the average of the rates for the specified route and time period, as reported by an identified index, the seller of the FFA is required to pay the buyer the settlement sum, being an amount equal to the difference between the contracted rate and the settlement rate, multiplied by the number of days in the specified period covered by the FFA. Conversely, if the contracted rate is greater than the settlement rate, the buyer is required to pay the seller the settlement sum. Settlement of FFAs are recorded in realized gain/(loss) on derivatives. FFAs are considered Level 2 items in accordance with the fair value hierarchy. We had no outstanding FFAs as of June 30, 2021, but we have taken positions in FFAs in the past and we may do so again in the future.

The following table summarizes the location on the balance sheet of the financial assets and liabilities that are carried at fair value on a recurring basis, which comprise our financial derivatives, all of which are considered Level 2 items in accordance with the fair value hierarchy:

	June 30, 2021		March 31, 2021
	Current assets	Current liabilities	Current assets	Current liabilities
Derivatives not designated as hedging instruments	Derivative instruments	Derivative instruments	Derivative instruments	Derivative instruments
Interest rate swap agreements	$—	$776,168	$—	$1,100,529

	June 30, 2021		March 31, 2021
	Other non-current assets	Long-term liabilities	Other non-current assets	Long-term liabilities
Derivatives not designated as hedging instruments	Derivative instruments	Derivative instruments	Derivative instruments	Derivative instruments
Interest rate swap agreements	$—	$3,345,497	$—	$3,454,862

The effect of derivative instruments within the unaudited interim condensed consolidated statements of operations for the periods presented is as follows:

		Three months ended
Derivatives not designated as hedging instruments	Location of gain/(loss) recognized	June 30, 2021	June 30, 2020
Forward freight agreements—change in fair value	Unrealized gain/(loss) on derivatives	$—	$(137,538)
Interest rate swaps—change in fair value	Unrealized gain/(loss) on derivatives	433,726	(358,268)
Forward freight agreements—realized gain/(loss)	Realized gain/(loss) on derivatives	—	(264,524)
Interest rate swaps—realized gain/(loss)	Realized gain/(loss) on derivatives	(903,718)	(541,705)
Gain/(loss) on derivatives, net		$(469,992)	$(1,302,035)

As of June 30, 2021 and March 31, 2021, no fair value measurements for assets or liabilities under Level 1 or Level 3 were recognized in the consolidated balance sheets with the exception of cash and cash equivalents, restricted cash, and investment securities. We did not have any other assets or liabilities measured at fair value on a non-recurring basis during the three months ended June 30, 2021 and 2020.

(d)	Book values and fair values of financial instruments: In addition to the derivatives that we are required to record at fair value on our balance sheet (see (c) above) and investment securities that are included in other current assets in our balance sheet that we record at fair value, we have other financial instruments that are carried at historical cost. These financial instruments include trade accounts receivable, amounts due from related parties, cash and cash equivalents, restricted cash, accounts payable, amounts due to related parties and accrued liabilities for which the historical carrying value approximates the fair value due to the short-term nature of these financial instruments. Cash and cash equivalents, restricted cash and investment securities are considered Level 1 items.

We have long-term bank debt and the Cresques Japanese Financing for which we believe the carrying value approximates their fair value as the loans bear interest at variable interest rates, being LIBOR, which is observable at commonly quoted intervals for the full terms of the loans, and hence are considered as Level 2 items in accordance with the fair value hierarchy. We also have long-term debt related to the Corsair Japanese Financing, Concorde Japanese Financing, Corvette Japanese Financing, CMNL/CJNP Japanese Financing, and CNML Japanese Financing (collectively, the “Japanese Financings”) that incur interest at a fixed-rate with the initial principal amount amortized to the purchase obligation price of each vessel. The Japanese Financings are considered Level 2 items in accordance with the fair value hierarchy and the fair value of each is based on a discounted cash flow analysis using current observable interest rates. The following table summarizes the carrying value and estimated fair value of the Japanese Financings as of:

	June 30, 2021		March 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Corsair Japanese Financing	$40,083,333	$43,013,554	$40,895,833	$44,298,064
Concorde Japanese Financing	44,692,308	48,507,271	45,500,000	49,791,680
Corvette Japanese Financing	45,230,769	49,119,300	46,038,462	50,376,434
CMNL/CJNP Japanese Financing	16,364,435	17,900,628	16,706,845	18,792,993
CNML Japanese Financing	$18,504,315	$20,264,256	$18,855,655	$21,195,305

14. Earnings Per Share (“EPS”)

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

The calculations of basic and diluted EPS for the periods presented are as follows:

	Three months ended
(In U.S. dollars except share data)	June 30, 2021	June 30, 2020
Numerator:
Net income	$5,869,100	$12,168,005
Denominator:
Basic weighted average number of common shares outstanding	40,944,845	50,554,233
Effect of dilutive restricted stock and restricted stock units	220,293	125,216
Diluted weighted average number of common shares outstanding	41,165,138	50,679,449
EPS:
Basic	$0.14	$0.24
Diluted	$0.14	$0.24

No shares of unvested restricted stock were excluded from the calculation of diluted EPS for the three months ended June 30, 2021 and 2020.

15.  Commitments and Contingencies

Commitments under Contracts for Scrubbers Purchases

We had contractual commitments related to scrubbers to reduce sulfur emissions as of:

June 30, 2021
Less than one year	$1,331,210
Total	$1,331,210

These amounts reflect remaining obligations for scrubbers already installed, as a portion of the commitment is only due subsequent to the commissioning of the scrubber.

Commitments under Contracts for Ballast Water Management Systems Purchases

We had contractual commitments to purchase ballast water management systems as of:

June 30, 2021
Less than one year	$455,500
Total	$455,500

Commitments under Bareboat Charter Header Agreement

On March 31, 2021, we entered into a thirteen-year bareboat charter agreement for a newbuilding dual-fuel VLGC that is expected to be delivered from Kawasaki Heavy Industries in March 2023. The structure of the financing of the newbuilding is analogous to that of our Japanese Financings in which a third-party will purchase the vessel and from whom we will bareboat charter the vessel. As part of the agreement, we control the building of the vessel and the use of the vessel after it is delivered. The vessel will be built to our specifications; we will supervise the building of the vessel to meet these specifications; and we will technically and commercially manage the vessel after its delivery. Under the agreement, we had commitments of $24.0 million of predelivery costs as well as the cost of additional features to meet our specifications and supervision costs for an aggregate total of approximately $25.0 million. As of June 30, 2021, we had approximately $17.0 million of commitments under the agreement outstanding that we expect to settle with installment payments totaling $8.0 million in the 12 months following June 30, 2021 and approximately $9.0 million during the year ended March 31, 2023. As of June 30, 2021, construction of the vessel has not commenced.

Operating Leases

We had the following commitments as a lessee under operating leases relating to our United States, Greece, United Kingdom, and Denmark offices:

June 30, 2021
Less than one year	$316,293
Total	$316,293

Time Charter-in

We had the following time charter-in commitments relating to VLGCs currently in our fleet:

June 30, 2021
Less than one year	$9,636,000
One to three years	5,621,000
Total	$15,257,000

Fixed Time Charter Contracts

We had the following future minimum fixed time charter hire receipts based on non-cancelable long-term fixed time charter contracts:

June 30, 2021
Less than one year	$17,320,000
One to three years	3,260,000
Total	$20,580,000

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

In January 2021, subsequent to the delivery of one of our VLGCs on time charter, a dispute arose relating to the vessel’s readiness to lift a cargo scheduled by the charterer. The facts of the claim are currently in dispute. We currently have a contingent liability of $4.0 million included in accrued liabilities on our unaudited interim condensed consolidated balance sheets as of June 30, 2021.

16. Subsequent Event

Dividend Declaration

On July 30, 2021, we announced that our Board of Directors declared a cash dividend of $1.00 per share of the Company’s common stock, returning over $40 million of capital to shareholders. The dividend is payable on or about September 8, 2021 to all shareholders of record as of the close of business on August 9, 2021.

This is an irregular dividend. Future declarations of dividends are subject to the determination and discretion of the Company’s Board of Directors based on its consideration of various factors, including the Company’s results of operations, financial condition, level of indebtedness, anticipated capital requirements, contractual restrictions, restrictions in its debt agreements, restrictions under applicable law, its business prospects and other factors that the Company’s Board of Directors may deem relevant.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under “Item 1A. Risk Factors” herein and in our Annual Report on Form 10-K for the year ended March 31, 2021, our actual results may differ materially from those anticipated in these forward-looking statements. Please also see the section “Forward-Looking Statements” included in this quarterly report.

Overview

We are a Marshall Islands corporation headquartered in the United States and primarily focused on owning and operating VLGCs, each with a cargo-carrying capacity of greater than 80,000 cbm, in the LPG shipping industry. Our fleet currently consists of twenty-three VLGC carriers, including nineteen fuel-efficient 84,000 cbm ECO-VLGCs, three 82,000 cbm VLGCs, and one time chartered-in VLGC. Twelve of our ECO-VLGCs are currently equipped with scrubbers to reduce sulfur emissions.

Dorian’s nineteen ECO-VLGCs, which incorporate fuel efficiency, emission-reducing technologies, and certain custom features, were acquired by us for an aggregate purchase price of $1.4 billion and delivered to us between July 2014 and February 2016, seventeen of which were delivered during calendar year 2015 or later.

On April 1, 2015, Dorian and Phoenix began operations of the Helios Pool, which entered into pool participation agreements for the purpose of establishing and operating, as charterer, under a variable rate time charter to be entered into with owners or disponent owners of VLGCs, a commercial pool of VLGCs whereby revenues and expenses are shared. The vessels entered into the Helios Pool may operate either in the spot market, pursuant to contracts of affreightment, or COAs, or on time charters of two years' duration or less. As of July 31, 2021, twenty-one of our twenty-three VLGCs were employed in the Helios Pool, including our one time chartered-in VLGC.

Our customers, either directly or through the Helios Pool, include or have included global energy companies such as Exxon Mobil Corp., Chevron Corp., China International United Petroleum & Chemicals Co., Ltd., Royal Dutch Shell plc, Equinor ASA, Total S.A., and Sunoco LP, commodity traders such as Glencore plc, Itochu Corporation, Bayegan Group and the Vitol Group and importers such as E1 Corp., Indian Oil Corporation, SK Gas Co. Ltd., Astomos Energy Corporation, and Oriental Energy Company Ltd. or subsidiaries of the foregoing.

We continue to pursue a balanced chartering strategy by employing our vessels on a mix of multi-year time charters, some of which may include a profit-sharing component, shorter-term time charters, spot market voyages and COAs. Currently, two of our VLGCs are on fixed-rate time charters outside of the Helios Pool. See “Our Fleet” below for more information and the definition of Pool-TCO.

Recent Development

Dividend Declaration

On July 30, 2021, we announced that our Board of Directors declared a cash dividend of $1.00 per share of the Company’s common stock, returning over $40 million of capital to shareholders. The dividend is payable on or about September 8, 2021 to all shareholders of record as of the close of business on August 9, 2021.

This is an irregular dividend. Future declarations of dividends are subject to the determination and discretion of the Company’s Board of Directors based on its consideration of various factors, including the Company’s results of operations, financial condition, level of indebtedness, anticipated capital requirements, contractual restrictions, restrictions in its debt agreements, restrictions under applicable law, its business prospects and other factors that the Company’s Board of Directors may deem relevant.

Our Fleet

The following table sets forth certain information regarding our fleet as of July 31, 2021.

	Capacity			ECO	Scrubber		Charter
	(Cbm)	Shipyard	Year Built	Vessel(1)	Equipped	Employment	Expiration(2)
Dorian VLGCs
Captain Markos NL	82,000	Hyundai	2006	—	—	Pool(4)	—
Captain John NP(3)	82,000	Hyundai	2007	—	—	Pool(4)	—
Captain Nicholas ML(3)	82,000	Hyundai	2008	—	—	Pool-TCO(5)	Q4 2021
Comet	84,000	Hyundai	2014	X	X	Pool(4)	—
Corsair(3)	84,000	Hyundai	2014	X	X	Time Charter(6)	Q4 2022
Corvette(3)	84,000	Hyundai	2015	X	X	Pool(4)	—
Cougar	84,000	Hyundai	2015	X	—	Pool-TCO(5)	Q4 2021
Concorde(3)	84,000	Hyundai	2015	X	X	Time Charter(7)	Q1 2022
Cobra	84,000	Hyundai	2015	X	—	Pool-TCO(5)	Q3 2022
Continental	84,000	Hyundai	2015	X	—	Pool(4)	—
Constitution	84,000	Hyundai	2015	X	X	Pool(4)	—
Commodore	84,000	Hyundai	2015	X	—	Pool-TCO(5)	Q1 2023
Cresques(3)	84,000	Daewoo	2015	X	X	Pool(4)	—
Constellation	84,000	Hyundai	2015	X	X	Pool(4)	—
Cheyenne	84,000	Hyundai	2015	X	X	Pool(4)	—
Clermont	84,000	Hyundai	2015	X	X	Pool(4)	—
Cratis	84,000	Daewoo	2015	X	X	Pool(4)	—
Chaparral	84,000	Hyundai	2015	X	—	Pool(4)	—
Copernicus	84,000	Daewoo	2015	X	X	Pool(4)	—
Commander	84,000	Hyundai	2015	X	X	Pool(4)	—
Challenger	84,000	Hyundai	2015	X	—	Pool-TCO(5)	Q4 2022
Caravelle	84,000	Hyundai	2016	X	—	Pool-TCO(5)	Q1 2022
Total	1,842,000

Time chartered-in VLGCs
Future Diamond(8)	80,876	Hyundai	2020	X	X	Pool(4)	—

(1)	Represents vessels with very low revolutions per minute, long-stroke, electronically controlled engines, larger propellers, advanced hull design, and low friction paint.

(2)	Represents calendar year quarters.

(3)	Operated pursuant to a bareboat chartering agreement. See Note 8 to our unaudited interim condensed consolidated financial statements included herein.

(4)	“Pool” indicates that the vessel operates in the Helios Pool on a voyage charter with a third party and we receive a portion of the pool profits calculated according to a formula based on the vessel’s pro rata performance in the pool.

(5)	“Pool-TCO” indicates that the vessel is operated in the Helios Pool on a time charter out to a third party and we receive a portion of the pool profits calculated according to a formula based on the vessel’s pro rata performance in the pool.

(6)	Currently on a time charter with an oil major that began in November 2019.

(7)	Currently on time charter with a major oil company that began in March 2019.

(8)	Currently time chartered-in to our fleet with an expiration during the first calendar quarter of 2023.

Results of Operations – For the three months ended June 30, 2021 as compared to the three months ended June 30, 2020

Revenues

The following table compares our Revenues for the three months ended June 30:

			Increase /	Percent
	2021	2020	(Decrease)	Change
Net pool revenues—related party	$55,162,246	$66,929,421	$(11,767,175)	(17.6)%
Time charter revenues	5,346,139	5,086,004	260,135	5.1%
Other revenues, net	2,442,353	1,149,899	1,292,454	112.4%
Total	$62,950,738	$73,165,324	$(10,214,586)	(14.0)%

Revenues, which represent net pool revenues—related party, time charters and other revenues, net, were $63.0 million for the three months ended June 30, 2021, a decrease of $10.2 million, or 14.0%, from $73.2 million for the three months ended June 30, 2020 primarily due to a decrease in average TCE rates and fleet availability despite an increase in fleet utilization. Average TCE rates decreased by $9,678 from $41,249 for the three months ended June 30, 2020 to $31,571 for the three months ended June 30, 2021. We recognized a reallocation of prior period pool profits based on a periodic review of actual vessel performance in accordance with the pool participation agreements. This resulted in a $31 per operating day increase in our fleet’s overall TCE rates for the three months ended June 30, 2021 due to adjustments related to speed and consumption performance of the vessels operating in the Helios Pool. During the three months ended June 30, 2020, we recognized a similar reallocation that resulted in a $916 decrease in our fleet’s overall TCE rates. Excluding these reallocations, TCE rates decreased by $10,625 when comparing the three months ended June 30, 2021 and 2020, primarily driven by higher bunker prices, partially offset by an increase in spot market rates during this period. The average price of very low sulfur fuel oil (expressed as U.S. dollars per metric ton), from Singapore and Fujairah increased from $272 during the three months ended June 30, 2020 to $508 during the three months ended June 30, 2021. The Baltic Exchange Liquid Petroleum Gas Index, an index published daily by the Baltic Exchange for the spot market rate for the benchmark Ras Tanura-Chiba route (expressed as U.S. dollars per metric ton), averaged $52.790 during the three months ended June 30, 2021 compared to an average of $41.484 for the three months ended June 30, 2020. Our fleet utilization increased from 82.3% during the three months ended June 30, 2020 to 96.1% during the three months ended June 30, 2021.

Charter Hire Expenses

Charter hire expenses for the vessels chartered in from third parties were $3.5 million and $4.7 million for the three months ended June 30, 2021 and 2020, respectively. The decrease of $1.2 million, or 25.6%, was caused by a decrease in time chartered-in days from 192 for the three months ended June 30, 2020 to 139 for the three months ended June 30, 2021, due to the redelivery of one time chartered in vessel during the period.

Vessel Operating Expenses

Vessel operating expenses were $20.3 million during the three months ended June 30, 2021, or $10,131 per vessel per calendar day, which is calculated by dividing vessel operating expenses by calendar days for the relevant time-period for the technically-managed vessels that were in our fleet. Vessel operating expenses per vessel per calendar day increased by $1,445 from $8,686 for the three months ended June 30, 2020 to $10,131 for the three months ended June 30, 2021. The increase in vessel operating expenses for the three months ended June 30, 2021, when compared with the three months ended June 30, 2020, was primarily the result of an increase in crew wages and related costs of $2.3 million, or $1,159 per vessel per calendar day, and an increase in operating expenses related to repairs and maintenance, spares and stores, and coolant costs of $0.7 million, or $342 per vessel per calendar day. COVID-19 related expenses were the primary driver of the increase in crew wages and related costs, particularly in crew travel and medical costs.

General and Administrative Expenses

General and administrative expenses were $8.0 million for the three months ended June 30, 2021, a decrease of $3.3 million, or 28.9%, from $11.3 million for the three months ended June 30, 2020. This was driven by reductions of $2.4 million in cash bonuses and $1.3 million in stock-based compensation. The Compensation Committee of our Board of Directors had not yet approved cash bonuses for our named executive officers as of June 30, 2021.

Interest and Finance Costs

Interest and finance costs amounted to $5.6 million for the three months ended June 30, 2021, a decrease of $3.5 million, or 37.8%, from $9.1 million for the three months ended June 30, 2020. The decrease of $3.5 million during this period was due to (1) a decrease of $1.8 million in amortization of deferred financing fees and loan expenses, primarily resulting from accelerated amortization of $2.1 million during the three months ended June 30, 2020 that did not recur in the current period, and (2) a decrease of $1.7 million in interest incurred on our long-term debt, primarily resulting from a reduction of average indebtedness and a reduced margin on the commercial tranche of the 2015 AR Facility due to the results of our Average Efficiency Ratio (which weighs carbon emissions for a voyage against the design deadweight of a vessel and the distance travelled on such voyage). Average indebtedness, excluding deferred financing fees, decreased from $676.0 million for the three months ended June 30, 2020 to $600.0 million for the three months ended June 30, 2021. As of June 30, 2021, the outstanding balance of our long-term debt, net of deferred financing fees of $10.0 million, was $579.1 million.

Unrealized Gain/(Loss) on Derivatives

Unrealized gain on derivatives amounted to $0.4 million for the three months ended June 30, 2021, compared to $0.5 million loss for the three months ended June 30, 2020. The favorable $0.9 million difference is primarily attributable to an increase in favorable fair value changes to our interest rate swaps resulting from changes in forward LIBOR yield curves.

Operating Statistics and Reconciliation of GAAP to non-GAAP Measures

To supplement our financial statements presented in accordance with U.S.GAAP, we present certain operating statistics and non-GAAP measures to assist in the evaluation of our business performance. These non-GAAP measures include Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) and time charter equivalent rate. These non-GAAP measures may not be comparable to similarly titled measures used by other companies and should not be considered in isolation or as a substitute for net income and revenues, which are the most directly comparable measures of performance prepared in accordance with GAAP.

We use these non-GAAP measures in assessing the performance of our ongoing operations and in planning and forecasting future periods. These adjusted measures provide a more comparable basis to analyze operating results and earnings and are measures commonly used by shareholders to measure our performance. We believe that these adjusted measures, when considered together with the corresponding U.S. GAAP measures and the reconciliations to those measures, provide meaningful supplemental information to assist investors and analysts in understanding our business results and assessing our prospects for future performance.

	Three months ended
(in U.S. dollars, except fleet data)	June 30, 2021	June 30, 2020
Financial Data
Adjusted EBITDA(1)	$29,778,905	$41,114,067
Fleet Data
Calendar days(2)	2,002	2,002
Time chartered-in days(3)	139	192
Available days(4)	2,030	2,132
Operating days(5)(8)	1,951	1,754
Fleet utilization(6)(8)	96.1%	82.3%
Average Daily Results
Time charter equivalent rate(7)(8)	$31,571	$41,249
Daily vessel operating expenses(9)	$10,131	$8,686

(1)	Adjusted EBITDA is an unaudited non-U.S. GAAP measure and represents net income/(loss) before interest and finance costs, unrealized (gain)/loss on derivatives, realized (gain)/loss on interest rate swaps, stock-based compensation expense, impairment, and depreciation and amortization and is used as a supplemental measure by management to assess our financial and operating performance. We believe that adjusted EBITDA assists our management and investors by increasing the comparability of our performance from period to period. This increased comparability is achieved by excluding the potentially disparate effects between periods of derivatives, interest and finance costs, stock-based compensation expense, impairment, and depreciation and amortization expense, which items are affected by various and possibly changing financing methods, capital structure and historical cost basis and which items may significantly affect net income/(loss) between periods. We believe that including adjusted EBITDA as a financial and operating measure benefits investors in selecting between investing in us and other investment alternatives.

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

The following table sets forth a reconciliation of net income to Adjusted EBITDA (unaudited) for the periods presented:

(in U.S. dollars)	June 30, 2021	June 30, 2020
Net income	$5,869,100	$12,168,005
Interest and finance costs	5,649,774	9,087,236
Unrealized gain/(loss) on derivatives	(433,726)	495,806
Realized loss on interest rate swaps	903,718	541,705
Stock-based compensation expense	647,124	1,930,902
Depreciation and amortization	17,142,915	16,890,413
Adjusted EBITDA	$29,778,905	$41,114,067

(2)	We define calendar days as the total number of days in a period during which each vessel in our fleet was owned or operated pursuant to a bareboat charter. Calendar days are an indicator of the size of the fleet over a period and affect both the amount of revenues and the amount of expenses that are recorded during that period.

(3)	We define time chartered-in days as the aggregate number of days in a period during which we time chartered-in vessels from third parties. Time chartered-in days are an indicator of the size of the fleet over a period and affect both the amount of revenues and the amount of charter hire expenses that are recorded during that period.

(4)	We define available days as the sum of calendar days and time chartered-in days (collectively representing our commercially-managed vessels) less aggregate off hire days associated with scheduled maintenance, which include major repairs, drydockings, vessel upgrades or special or intermediate surveys. We use available days to measure the aggregate number of days in a period that our vessels should be capable of generating revenues.

(5)	We define operating days as available days less the aggregate number of days that the commercially-managed vessels in our fleet are off‑hire for any reason other than scheduled maintenance (e.g., repositioning following drydocking, commercial waiting, etc.). We use operating days to measure the number of days in a period that our operating vessels are on hire (refer to 8 below).

(6)	We calculate fleet utilization by dividing the number of operating days during a period by the number of available days during that period. An increase in non-scheduled off-hire days would reduce our operating days, and, therefore, our fleet utilization. We use fleet utilization to measure our ability to efficiently find suitable employment for our vessels.

(7)	Time charter equivalent rate, or TCE rate, is a non-U.S. GAAP measure of the average daily revenue performance of a vessel. TCE rate is a shipping industry performance measure used primarily to compare period‑to‑period changes in a shipping company’s performance despite changes in the mix of charter types (such as time charters, voyage charters) under which the vessels may be employed between the periods. Our method of calculating TCE rate is to divide revenue net of voyage expenses by operating days for the relevant time period, which may not be calculated the same by other companies. Note that our calculation of TCE includes our portion of the net profit of the Helios Pool, which may also cause our calculation to differ from that of companies which do not account for pooling arrangements as we do.

The following table sets forth a reconciliation of revenues to TCE rate (unaudited) for the periods presented:

(in U.S. dollars, except operating days)	Three months ended
Numerator:	June 30, 2021	June 30, 2020
Revenues	$62,950,738	$73,165,324
Voyage expenses	(1,356,392)	(815,195)
Time charter equivalent	$61,594,346	$72,350,129

Pool adjustment*	(59,358)	1,607,872
Time charter equivalent excluding pool adjustment*	$61,534,988	$73,958,001

Denominator:
Operating days	1,951	1,754
TCE rate:
Time charter equivalent rate	$31,571	$41,249
TCE rate excluding pool adjustment*	$31,540	$42,165

*  Adjusted for the effect of reallocations of pool profits in accordance with the pool participation agreements due to adjustments related to speed and consumption performance of the vessels operating in the Helios Pool.

(8)	We determine operating days for each vessel based on the underlying vessel employment, including our vessels in the Helios Pool, or the Company Methodology. If we were to calculate operating days for each vessel within the Helios Pool as a variable rate time charter, or the Alternate Methodology, our operating days and fleet utilization would be increased with a corresponding reduction to our TCE rate. Operating data using both methodologies is as follows:

	Three months ended
Company Methodology:	June 30, 2021	June 30, 2020
Operating Days	1,951	1,754
Fleet Utilization	96.1%	82.3%
Time charter equivalent rate	$31,571	$41,249

Alternate Methodology:
Operating Days	2,030	2,132
Fleet Utilization	100.0%	100.0%
Time charter equivalent rate	$30,342	$33,935

We believe that the Company Methodology using the underlying vessel employment provides more meaningful insight into market conditions and the performance of our vessels.

(9)	Daily vessel operating expenses are calculated by dividing vessel operating expenses by calendar days for the relevant time period.

Liquidity and Capital Resources

Our business is capital intensive, and our future success depends on our ability to maintain a high-quality fleet. As of June 30, 2021, we had cash and cash equivalents of $78.3 million and non-current restricted cash of $0.1 million.

Our primary sources of capital during the three months ended June 30, 2021 were $87.6 million in cash generated from operations. As of June 30, 2021, the outstanding balance of our long-term debt, net of deferred financing fees of $10.0 million, was $579.1 million including $51.8 million of principal on our long-term debt scheduled to be repaid within the next twelve months.

On August 5, 2019, our Board of Directors authorized the repurchase of up to $50 million of our common shares through the period ended December 31, 2020. On February 3, 2020, our Board of Directors authorized an increase to our Common Share Repurchase Program to repurchase up to an additional $50 million of our common shares. On December 29, 2020, our Board of Directors authorized an extension of and an increase to the remaining authorization of $41.4 million under our Common Share Repurchase Program, which was set to expire on December 31, 2020. Following this Board action, we are now authorized to repurchase up to $50 million of our common shares from December 29, 2020 through December 31, 2021. As of June 30, 2021, our total purchases under this authority totaled 6.5 million of our common shares for an aggregate consideration of $74.9 million. Following the increase and extension of the program, we currently have $33.7 million of available share repurchase authority remaining. Purchases may be made at our discretion in the form of open market repurchase programs, privately negotiated transactions, accelerated share repurchase programs or a combination of these methods. The actual amount and timing of share repurchases are subject to capital availability, our determination that share repurchases are in the best interest of our shareholders, and market conditions. We are not obligated to make any common share repurchases under the Common Share Repurchase Program.

Operating expenses, including expenses to maintain the quality of our vessels in order to comply with international shipping standards and environmental laws and regulations, the funding of working capital requirements, long-term debt repayments, financing costs, commitments under the bareboat charter for a newbuilding dual-fuel VLGC as described in Note 15, contractual commitments related to scrubbers on certain of our VLGCs, and drydocking on certain of our VLGCs represent our short-term, medium-term and long-term liquidity needs as of June 30, 2021. We anticipate satisfying our liquidity needs for at least the next twelve months with cash on hand and cash from operations. We may also seek additional liquidity through alternative sources of debt financings and/or through equity financings by way of private or public offerings. However, if these sources are insufficient to satisfy our short-term liquidity needs, or to satisfy our future medium-term or long-term liquidity needs, we may need to seek alternative sources of financing and/or modifications of our existing credit facility and financing arrangements. There is no assurance that we will be able to obtain any such financing or modifications to our existing credit facility and financing arrangements on terms acceptable to us, or at all.

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

Cash Flows

The following table summarizes our cash and cash equivalents provided by/(used in) operating, financing and investing activities for the three months ended June 30:

	2021	2020
Net cash provided by operating activities	$38,071,320	$52,966,350
Net cash used in investing activities	(12,048,241)	(3,657,669)
Net cash provided by/(used in) financing activities	(27,087,746)	9,271,131
Net increase/(decrease) in cash, cash equivalents, and restricted cash	$(1,074,390)	$58,680,450

Operating Cash Flows.  Net cash provided by operating activities for the three months ended June 30, 2021 was $38.1 million, compared with net cash provided by operating activities of $53.0 million for the three months ended June 30, 2020. The decrease in cash generated from operations of $14.9 million is primarily related to a decrease in operating income, and by changes in working capital, mainly from amounts due from the Helios Pool as distributions from the Helios Pool are impacted by the timing of the completion of voyages, spot market rates and bunker prices.

Net cash flow from operating activities depends upon our overall profitability, market rates for vessels employed on voyage charters and in the Helios Pool, charter rates agreed to for time charters, the timing and amount of payments for drydocking expenditures and unscheduled repairs and maintenance, fluctuations in working capital balances and bunker costs.

Investing Cash Flows.  Net cash used in investing activities was $12.0 million for the three months ended June 30, 2021 compared with $3.7 million for the three months ended June 30, 2020. For the three months ended June 30, 2021, net cash used in investing activities was comprised of $9.8 million of payments for vessels under construction and vessel-related capital expenditures and $2.3 million in purchases of investment securities. For the three months ended June 30, 2020, net cash used in investing activities was primarily comprised of our vessel-related capital expenditures of $3.7 million.

Financing Cash Flows.  Net cash used in financing activities was $27.1 million for the three months ended June 30, 2021, compared with $9.3 million of cash provided by financing activities for the three months ended June 30, 2020. For the three months ended June 30, 2021, net cash used in financing activities consisted of repayments of long-term debt of $13.0 million and payments for payments to repurchase common stock of $14.1 million. For the three months ended June 30, 2020, net cash provided by financing activities primarily consisted of $55.4 million in proceeds from long-term debt borrowings related to the Cresques Japanese Financing and the 2015 AR Facility, partially offset by repayments of long-term debt of $41.9 million, payments of financing costs related to the Cresques Japanese Financing and the 2015 AR Facility of $3.2 million, and payments for treasury stock repurchases of $1.0 million.

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

As our vessels age and our fleet expands, our drydocking expenses will increase. We estimate the current cash outlay for a VLGC special survey to be approximately $1.0 million per vessel (excluding any capital improvements, such as scrubbers and ballast water management systems, to the vessel that may be made during such drydockings and the cost of an intermediate survey to be between $100,000 and $200,000 per vessel. Ongoing costs for compliance with environmental regulations are primarily included as part of our drydocking and classification society survey costs. Additionally, ballast water management systems are expected to be installed on three of our VLGCs during their next drydockings between November 2021 and July 2024 for approximately $0.8 million per vessel. Further, in October 2016, the International Maritime Organization (the “IMO”) set January 1, 2020 as the implementation date for vessels to comply with its low sulfur fuel oil requirement, which cuts sulfur levels from 3.5% to 0.5%. We may comply with this regulation by (i) consuming compliant fuels on board (0.5% sulfur), which are readily available globally since our last quarterly filing, but at a significantly higher cost; (ii) continuing to consume high-sulfur fuel oil by installing scrubbers for cleaning of the exhaust gases to levels at or below compliance with regulations (0.5% sulfur); or (iii) by retrofitting vessels to be powered by liquefied petroleum gas or LPG, which may be a viable option subject to the relative pricing of compliant low-sulfur fuel (0.5% sulfur) and LPG. Such costs of compliance with the IMO’s low sulfur fuel oil requirement are significant and could have an adverse effect on our operations and financial results. Currently, twelve of our technically-managed VLGCs are equipped with scrubbers. We had contractual commitments related to these scrubbers of $1.3 million as of June 30, 2021. We are not aware of any other proposed regulatory changes or environmental laws that we expect to have a material impact on our current or future results of operations that we have not already considered. Please see "Item 1A. Risk Factors—Risks Relating to Our Company—We may incur increasing costs for the drydocking, maintenance or replacement of our vessels as they age, and, as our vessels age, the risks associated with older vessels could adversely affect our ability to obtain profitable charters” in our Annual Report on Form 10-K for the year ended March 31, 2021.

Debt Agreements

For information relating to our secured term loan facilities, refer to Note 9 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2021 and Note 8 to our unaudited interim condensed consolidated financial statements for June 30, 2021 included herein.

Off-Balance Sheet Arrangements

We currently do not have any off‑balance sheet arrangements.

Critical Accounting Policies and Estimates

The following is an update to the Critical Accounting Estimates set forth in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended March 31, 2021.

Impairment of long-lived assets. We review our vessels for impairment when events or circumstances indicate the carrying amount of the asset may not be recoverable. In addition, we compare independent appraisals to our carrying value for indicators of impairment to our vessels. When such indicators are present, an asset is tested for recoverability by comparing the estimate of future undiscounted net operating cash flows expected to be generated by the use of the asset over its remaining useful life and its eventual disposition to its carrying amount. An impairment charge is recognized if the carrying value is in excess of the estimated future undiscounted net operating cash flows. The impairment loss is measured based on the excess of the carrying amount over the fair market value of the asset. The new lower cost basis would result in a lower annual depreciation than before the impairment.

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

As of June 30, 2021, independent appraisals of our commercially and technically-managed VLGCs in our fleet had no indications of impairment on any of our VLGCs in accordance with ASC 360 Property, Plant, and Equipment. No impairment charges were recognized for the three months ended June 30, 2021.

Recent Accounting Pronouncements

Refer to Note 2 to our unaudited interim condensed consolidated financial statements included herein for a discussion of recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For additional discussion of our exposure to market risk, refer to “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” included in our Annual Report on Form 10-K for the year ended March 31, 2021.

Interest Rate Risk

The LPG shipping industry is capital intensive, requiring significant amounts of investment. Much of this investment is provided in the form of long-term debt. Our 2015 AR Facility agreement contains interest rates that fluctuate with LIBOR. We have entered into interest rate swap agreements to hedge a majority of our exposure to fluctuations of interest rate risk associated with our 2015 Facility. We have hedged $356.5 million of amortizing principal of the 2015 Facility as of June 30, 2021 and thus increasing interest rates could adversely impact our future earnings due to additional interest expense on our unhedged debt. For the 12 months following June 30, 2021, a hypothetical increase or decrease of 20 basis points in the underlying LIBOR rates would result in an increase or decrease of our interest expense on all of our non-hedged interest-bearing debt by $0.2 million assuming all other variables are held constant.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2021. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those internal control systems determined to be effective can provide only a level of reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In January 2021, subsequent to the delivery of one of our VLGCs on time charter, a dispute arose relating to the vessel’s readiness to lift a cargo scheduled by the charterer. The facts of the claim are currently in dispute. We currently have a contingent liability of $4.0 million included in accrued liabilities on our unaudited interim condensed consolidated balance sheets as of June 30, 2021.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common shares. For risk factors that may cause actual results to differ materially from those anticipated, please refer to “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2021.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The table below sets forth information regarding our purchases of our common shares during the quarterly period ended June 30, 2021:

			Total
			Number of
			Shares
			Purchased as
			Part of	Maximum Dollar
	Total		Publicly	Value of Shares
	Number	Average	Announced	that May Yet Be
	of Shares	Price Paid	Plans or	Purchased Under the
Period	Purchased	Per Share	Programs	Plan or Programs
April 1 to 30, 2021	—	$—	—	$47,916,044
May 1 to 31, 2021	365,331	14.45	—	42,638,527
June 1 to 30, 2021	655,942	14.57	—	33,717,392
Total	1,021,273	$14.53	—	$33,717,392

Purchases of our common shares during the quarterly period ended June 30, 2021 represent share repurchases under our Common Share Repurchase Program and common shares reacquired in satisfaction of tax withholding obligations upon vesting of employee restricted equity awards.

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

Dorian LPG Ltd.
(Registrant)

Date: August 3, 2021	/s/ John C. Hadjipateras
John C. Hadjipateras
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2021	/s/ Theodore B. Young
Theodore B. Young
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)