Form 10-Q
period 2021-09-30
DORIAN LPG LTD.
filed 2021-11-03
CIK 1596993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 29, 2021, there were 40,140,366 shares of the registrant’s common stock outstanding.

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

These risks include the risks that are identified in the “Risk Factors” section of this quarterly report and of our Annual Report on Form 10-K for the fiscal year ended March 31, 2021, and also include, among others, risks associated with the following:

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

Dorian LPG Ltd.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dorian LPG Ltd.

Unaudited Condensed Consolidated Balance Sheets

(Expressed in United States Dollars, except for share data)

	As of	As of
	September 30, 2021	March 31, 2021
Assets
Current assets
Cash and cash equivalents	$98,105,235	$79,330,007
Restricted cash—current	5,315,951	5,315,951
Trade receivables, net and accrued revenues	347,230	202,221
Due from related parties	29,805,770	56,191,375
Inventories	1,780,298	2,007,464
Prepaid expenses and other current assets	10,933,818	10,296,229
Total current assets	146,288,302	153,343,247
Fixed assets
Vessels, net	1,311,063,981	1,377,028,255
Vessels under construction	8,059,748	—
Other fixed assets, net	105,735	148,836
Total fixed assets	1,319,229,464	1,377,177,091
Other non-current assets
Deferred charges, net	10,658,199	10,158,202
Due from related parties—non-current	22,000,000	23,100,000
Restricted cash—non-current	80,651	81,241
Operating lease right-of-use assets	12,928,782	17,672,227
Other non-current assets	413,528	82,837
Total assets	$1,511,598,926	$1,581,614,845
Liabilities and shareholders’ equity
Current liabilities
Trade accounts payable	$9,432,098	$9,831,328
Accrued expenses	9,579,112	8,765,264
Due to related parties	37,434	117,803
Deferred income	613,266	853,983
Derivative instruments	487,361	1,100,529
Current portion of long-term operating lease liabilities	9,666,997	9,591,447
Current portion of long-term debt	66,472,664	51,820,283
Dividends payable	230,090	—
Total current liabilities	96,519,022	82,080,637
Long-term liabilities
Long-term debt—net of current portion and deferred financing fees	500,391,565	539,651,761
Long-term operating lease liabilities	3,252,857	8,080,995
Derivative instruments	2,919,306	3,454,862
Other long-term liabilities	1,566,886	1,521,260
Total long-term liabilities	508,130,614	552,708,878
Total liabilities	604,649,636	634,789,515
Commitments and contingencies
Shareholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued nor outstanding	—	—
Common stock, $0.01 par value, 450,000,000 shares authorized, 51,275,609 and 51,071,409 shares issued, 40,140,366 and 41,493,275 shares outstanding (net of treasury stock), as of September 30, 2021 and March 31, 2021, respectively	512,757	510,715
Additional paid-in-capital	758,711,553	756,776,217
Treasury stock, at cost; 11,135,243 and 9,578,134 shares as of September 30, 2021 and March 31, 2021, respectively	(121,209,001)	(99,862,114)
Retained earnings	268,933,981	289,400,512
Total shareholders’ equity	906,949,290	946,825,330
Total liabilities and shareholders’ equity	$1,511,598,926	$1,581,614,845

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Dorian LPG Ltd.

Unaudited Condensed Consolidated Statements of Operations

(Expressed in United States Dollars)

	Three months ended		Six months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenues
Net pool revenues—related party	$56,721,405	$49,723,556	$111,883,651	$116,652,977
Time charter revenues	5,268,603	4,177,064	10,614,742	9,263,068
Other revenues, net	1,096,850	809,657	3,539,203	1,959,556
Total revenues	63,086,858	54,710,277	126,037,596	127,875,601
Expenses
Voyage expenses	1,064,613	858,919	2,421,005	1,674,114
Charter hire expenses	2,403,968	4,518,850	5,912,038	9,234,448
Vessel operating expenses	18,428,738	21,435,904	38,710,292	38,825,267
Depreciation and amortization	16,769,098	17,202,714	33,912,013	34,093,127
General and administrative expenses	9,351,728	5,912,810	17,390,535	17,215,786
Total expenses	48,018,145	49,929,197	98,345,883	101,042,742
Gain on disposal of vessel	3,466,210	—	3,466,210	—
Other income—related parties	580,387	632,680	1,213,275	1,100,703
Operating income	19,115,310	5,413,760	32,371,198	27,933,562
Other income/(expenses)
Interest and finance costs	(5,557,707)	(6,665,144)	(11,207,481)	(15,752,380)
Interest income	39,104	91,349	225,403	216,184
Unrealized gain on derivatives	714,998	3,968,686	1,148,724	3,472,880
Realized loss on derivatives	(914,837)	(2,129,695)	(1,818,555)	(2,935,924)
Other gain/(loss), net	704,935	(141,006)	(748,386)	(228,367)
Total other income/(expenses), net	(5,013,507)	(4,875,810)	(12,400,295)	(15,227,607)
Net income	$14,101,803	$537,950	$19,970,903	$12,705,955

Weighted average shares outstanding:
Basic	40,011,505	50,711,714	40,475,625	50,632,392
Diluted	40,114,942	50,754,507	40,639,073	50,716,177

Earnings per common share—basic	$0.35	$0.01	$0.49	$0.25
Earnings per common share—diluted	$0.35	$0.01	$0.49	$0.25

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Dorian LPG Ltd.

Unaudited Condensed Consolidated Statements of Shareholders’ Equity

(Expressed in United States Dollars, except for number of shares)

	Number of			Additional
	common	Common	Treasury	paid-in	Retained
	shares	stock	stock	capital	Earnings	Total
Balance, April 1, 2020	59,083,290	$590,833	$(87,183,865)	$866,809,371	$196,835,859	$977,052,198
Net income for the period	—	—	—	—	12,168,005	12,168,005
Restricted share award issuances	351,629	3,516	—	(3,516)	—	—
Stock-based compensation	—	—	—	1,930,902	—	1,930,902
Purchase of treasury stock	—	—	(1,198,214)	—	—	(1,198,214)
Balance, June 30, 2020	59,434,919	$594,349	$(88,382,079)	$868,736,757	$209,003,864	$989,952,891
Net income for the period	—	—	—	—	537,950	537,950
Restricted share award issuances	15,100	151	—	(151)	—	—
Stock-based compensation	—	—	—	406,721	—	406,721
Purchase of treasury stock	—	—	(1,306,388)	—	—	(1,306,388)
Balance, September 30, 2020	59,450,019	$594,500	$(89,688,467)	$869,143,327	$209,541,814	$989,591,174

	Number of			Additional
	common	Common	Treasury	paid-in	Retained
	shares	stock	stock	capital	Earnings	Total
Balance, April 1, 2021	51,071,409	$510,715	$(99,862,114)	$756,776,217	$289,400,512	$946,825,330
Net income for the period	—	—	—	—	5,869,100	5,869,100
Restricted share award issuances	15,800	158	—	(158)	—	—
Stock-based compensation	—	—	—	647,124	—	647,124
Purchase of treasury stock	—	—	(14,793,180)	—	—	(14,793,180)
Balance, June 30, 2021	51,087,209	$510,873	$(114,655,294)	$757,423,183	$295,269,612	$938,548,374
Net income for the period	—	—	—	—	14,101,803	14,101,803
Restricted share award issuances	188,400	1,884	—	(1,884)	—	—
Dividend	—	—	—	—	(40,437,434)	(40,437,434)
Stock-based compensation	—	—	—	1,290,254	—	1,290,254
Purchase of treasury stock	—	—	(6,553,707)	—	—	(6,553,707)
Balance, September 30, 2021	51,275,609	$512,757	$(121,209,001)	$758,711,553	$268,933,981	$906,949,290

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Dorian LPG Ltd.

Unaudited Condensed Consolidated Statements of Cash Flows

(Expressed in United States Dollars)

	Six months ended
	September 30, 2021	September 30, 2020
Cash flows from operating activities:
Net income	$19,970,903	$12,705,955
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,912,013	34,093,127
Amortization of operating lease right-of-use assets	4,742,924	4,559,804
Amortization of financing costs	1,370,929	3,265,563
Unrealized gain on derivatives	(1,148,724)	(3,472,880)
Stock-based compensation expense	1,937,378	2,337,623
Gain on disposal of vessel	(3,466,210)	—
Unrealized foreign currency (gain)/loss, net	166,990	(111,922)
Other non-cash items, net	584,810	(75,418)
Changes in operating assets and liabilities
Trade receivables, net and accrued revenue	(145,009)	549,741
Prepaid expenses and other current assets	(2,772,407)	(2,575,710)
Due from related parties	26,710,137	11,741,010
Inventories	172,148	(178,843)
Other non-current assets	(330,691)	1,325,146
Operating lease liabilities—current and long-term	(4,752,052)	(4,560,428)
Trade accounts payable	(256,884)	774,474
Accrued expenses and other liabilities	(292,299)	(385,279)
Due to related parties	(80,369)	(177,387)
Payments for drydocking costs	(2,633,424)	(3,110,101)
Net cash provided by operating activities	73,690,163	56,704,475
Cash flows from investing activities:
Payments for vessels under construction and vessel capital expenditures	(12,713,099)	(7,317,186)
Purchase of investment securities	(2,250,681)	(230,841)
Proceeds from sale of investment securities	3,742,429	—
Proceeds from maturity of short-term investments	—	15,000,000
Proceeds from disposal of vessel	43,423,787	—
Payments to acquire other fixed assets	—	(11,566)
Net cash provided by investing activities	32,202,436	7,440,407
Cash flows from financing activities:
Proceeds from long-term debt borrowings	—	55,378,172
Repayment of long-term debt borrowings	(25,910,141)	(55,173,254)
Repurchase of common stock	(20,868,757)	(2,617,805)
Financing costs paid	(68,604)	(3,695,105)
Dividend paid	(40,207,344)	—
Net cash used in financing activities	(87,054,846)	(6,107,992)
Effects of exchange rates on cash and cash equivalents	(63,115)	149,179
Net increase in cash, cash equivalents, and restricted cash	18,774,638	58,186,069
Cash, cash equivalents, and restricted cash at the beginning of the period	84,727,199	87,389,127
Cash, cash equivalents, and restricted cash at the end of the period	$103,501,837	$145,575,196

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Dorian LPG Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

(Expressed in United States Dollars)

1. Basis of Presentation and General Information

Dorian LPG Ltd. (“Dorian”) was incorporated on July 1, 2013 under the laws of the Republic of the Marshall Islands, is headquartered in the United States and is engaged in the transportation of liquefied petroleum gas (“LPG”) worldwide. Specifically, Dorian and its subsidiaries (together “we”, “us”, “our”, or the “Company”) are focused on owning and operating very large gas carriers (“VLGCs”), each with a cargo carrying capacity of greater than 80,000 cbm, in the LPG shipping industry. As of September 30, 2021, our fleet consists of twenty-two VLGCs, including nineteen fuel-efficient 84,000 cbm ECO-design VLGCs (“ECO-VLGCs”), two 82,000 cbm VLGCs and one time chartered-in VLGC. As of September 30, 2021, twelve of our ECO-VLGCs are equipped with exhaust gas cleaning systems (commonly referred to as “scrubbers”) to reduce sulfur emissions. We provide in-house commercial management services for all of our vessels, including our vessels deployed in the Helios Pool (defined below), which may also receive commercial management services from Phoenix (defined below). Excluding our time chartered-in vessels, we provide in-house technical management services for all of our vessels, including our vessels deployed in the Helios Pool (defined below).

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

Our subsidiaries as of September 30, 2021, which are all wholly-owned and are incorporated in the Republic of the Marshall Islands (unless otherwise noted), are listed below.

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
Dorian LPG FFAS LLC
CMNL LPG Transport LLC
(1)	CBM: Cubic meters, a standard measure for LPG tanker capacity
(2)	Operated pursuant to a bareboat charter agreement. Refer to Note 8 below for further information.
(3)	Upon delivery, the applicable vessel will be operated pursuant to a bareboat charter agreement. Refer to note 15 below for further information.
(4)	The applicable vessel is expected to be delivered in calendar year 2023.

COVID-19

Since the beginning of calendar year 2020, the outbreak of the COVID-19 pandemic has negatively affected economic conditions, the supply chain, the labor market, the demand for certain shipped goods regionally as well as globally and may otherwise impact our operations and the operations of our customers and suppliers. The COVID-19 pandemic resulted in numerous actions taken by governments and governmental agencies in an attempt to mitigate the spread of the virus, including travel bans, quarantines, and other emergency public health measures, and a number of countries implemented lockdown measures. These measures resulted in a significant reduction in global economic activity and extreme volatility in the global financial markets. If the COVID-19 pandemic continues on a prolonged basis or becomes more severe, the adverse impact on the global economy and the shipping industry may deteriorate and our operations and cash flows may be negatively impacted. The extent of COVID-19’s impact on our financial and operational results, which could be material, will depend on the length of time that the pandemic continues and whether subsequent waves of the infection happen, including as a result of the Delta variant of COVID-19, vaccination rates among the population, the effectiveness of COVID-19 vaccines, and the response by governmental bodies and regulators.

Uncertainties regarding the economic impact of the COVID-19 pandemic are likely to result in sustained market turmoil, which could also negatively impact our business, financial condition and cash flows. Over the course of the pandemic, governments have approved large stimulus packages to mitigate the effects of the sudden decline in economic activity caused by the pandemic; however, we cannot predict the extent to which these measures will be sufficient to restore or sustain the business and financial condition of companies in the shipping industry. These measures, though contemplated to be temporary in nature, may continue and increase as countries attempt to contain the outbreak or any reoccurrences thereof. At this stage, it is difficult to determine the full impact of COVID-19 on our business. We note that we have experienced increases in crew wages and related costs, particularly in crew travel and medical costs, as a result of COVID-19.

2. Significant Accounting Policies

The same accounting policies have been followed in these unaudited interim condensed consolidated financial statements as those applied in the preparation of our consolidated audited financial statements for the year ended March 31, 2021 (refer to Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2021).

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

Dorian LPG (USA) LLC and its subsidiaries entered into an agreement with DHSA, retroactive to July 2014 and superseding an agreement between Dorian LPG (UK) Ltd. and DHSA, for the provision by Dorian LPG (USA) LLC and its subsidiaries of certain chartering and marine operation services to DHSA, for which income was earned and included in “Other income-related parties” totaling less than $0.1 million for both the three months ended September 30, 2021 and 2020 and $0.1 million for both the six months ended September 30, 2021 and 2020.

As of September 30, 2021, $1.0 million was due from DHSA and included in “Due from related parties” in the unaudited interim condensed consolidated balance sheets. As of March 31, 2021, $1.0 million was due from DHSA and included in “Due from related parties” in the audited consolidated balance sheets.

Helios LPG Pool LLC

On April 1, 2015, Dorian and Phoenix began operations of the Helios Pool, which entered into pool participation agreements for the purpose of establishing and operating, as charterer, under variable rate time charters to be entered into with owners or disponent owners of VLGCs, a commercial pool of VLGCs whereby revenues and expenses are shared. We hold a 50% interest in the Helios Pool as a joint venture with Phoenix and all significant rights and obligations are equally shared by both parties. All profits of the Helios Pool are distributed to the pool participants based on pool points assigned to each vessel as variable charter hire and, as a result, there are no profits available to the equity investors as a share of equity. We have determined that the Helios Pool is a variable interest entity as it does not have sufficient equity at risk. We do not consolidate the Helios Pool because we are not the primary beneficiary and do not have a controlling financial interest. In consideration of Accounting Standards Codification (“ASC”) 810-10-50-4e, the significant factors considered and judgments made in determining that the power to direct the activities of the Helios Pool that most significantly impact the entity’s economic performance are shared, in that all significant performance activities which relate to approval of pool policies and strategies related to pool customers and the marketing of the pool for the procurement of customers for the pool vessels, addition of new pool vessels and the pool cost management, require unanimous board consent from a board consisting of two members from each joint venture investor. Further, in accordance with the guidance in ASC 810-10-25-38D, the Company and Phoenix are not related parties as defined in ASC 850 nor are they de facto agents pursuant to ASC 810-10, the power over the significant activities of the Helios Pool is shared, and no party is the primary beneficiary in the Helios Pool, or has a controlling financial interest. As of September 30, 2021, the Helios Pool operated twenty-five VLGCs, including twenty vessels from our fleet (including one vessel time chartered-in from an unrelated party), three Phoenix vessels, and two from other participants.

As of September 30, 2021, we had net receivables from the Helios Pool of $50.7 million, including $22.0 million of working capital contributed for the operation of our vessels in the pool (of which $1.1 million was classified as current). As of March 31, 2021, we had net receivables from the Helios Pool of $78.1 million (net of an amount due to Helios Pool of $0.1 million which is reflected under “Due to related Parties”), including $24.2 million of working capital contributed for the operation of our vessels in the pool (of which $1.1 million was classified as current). Our maximum exposure to losses from the pool as of September 30, 2021 is limited to the receivables from the pool. The Helios Pool does not have any third-party debt obligations. The Helios Pool has entered into commercial management agreements with each of Dorian LPG (UK) Ltd. and Phoenix as commercial managers and has appointed both commercial managers as the exclusive commercial managers of pool vessels. Fees for commercial management services provided by Dorian LPG (UK) Ltd. are included in “Other income-related parties” in the unaudited interim condensed consolidated statement of operations and were $0.5 million and $0.6 million for the three months ended September 30, 2021, and 2020, respectively, and $1.1 million and $1.0 million for the six months ended September 30, 2021, and 2020, respectively. Additionally, we receive a fixed reimbursement of expenses such as costs for security guards and war risk insurance for vessels operating in high risk areas from the Helios Pool, for which we earned $1.1 million and $0.8 million for the three months ended September 30, 2021, and 2020, respectively, and $1.5 million and $2.0 million for the six months ended September 30, 2021, and 2020, respectively, and are included in “Other revenues, net” in the unaudited interim condensed consolidated statements of operations.

Through our vessel owning subsidiaries, we have chartered vessels to the Helios Pool during the six months ended September 30, 2021 and 2020. The time charter revenue from the Helios Pool is variable depending upon the net results of the pool, operating days and pool points for each vessel. The Helios Pool enters into voyage and time charters with external parties and receives freight and related revenue and, where applicable, incurs voyage costs such as bunkers, port costs and commissions. At the end of each month, the Helios Pool calculates net pool revenues using gross revenues, less voyage expenses of all pool vessels, less fixed time charter hire for any chartered-in vessels, less the general and administrative expenses of the pool as variable rate time charter hire for the relevant vessel to participants based on pool points (vessel attributes such as cargo carrying capacity, scrubber-equipped, fuel consumption, and speed are taken into consideration) and number of days the vessel participated in the pool in the period. Net pool revenues, less any amounts required for working capital of the Helios Pool, are distributed, to the extent they have been collected from third-party customers of the Helios Pool. We recognize net pool revenues on a monthly basis, when each relevant vessel has participated in the pool during the period and the amount of net pool revenues for the month can be estimated reliably. Revenue earned from the Helios Pool is presented in Note 12.

4. Deferred Charges, Net

The analysis and movement of deferred charges is presented in the table below:

Drydocking
costs
Balance, April 1, 2021	$10,158,202
Additions	1,942,982
Disposals	(74,561)
Amortization	(1,368,424)
Balance, September 30, 2021	$10,658,199

5. Vessels, Net

		Accumulated
	Cost	depreciation	Net book Value
Balance, April 1, 2021	$1,762,657,830	$(385,629,575)	$1,377,028,255
Other additions	5,437,162	—	5,437,162
Disposals	(62,311,861)	23,410,912	(38,900,949)
Depreciation	—	(32,500,487)	(32,500,487)
Balance, September 30, 2021	$1,705,783,131	$(394,719,150)	$1,311,063,981

Additions to vessels, net mainly consisted of scrubber purchase and installation costs and other capital improvements for certain of our VLGCs during the six months ended September 30, 2021. Our vessels, with a total carrying value of $1,311.1 million and $1,337.4 million as of September 30, 2021 and March 31, 2021, respectively, are first-priority mortgaged as collateral for our long-term debt (refer to Note 8 below). No impairment loss was recorded for the periods presented.

During the six months ended September 30, 2021, we entered into a memorandum of agreement to sell our 2006-built VLGC Captain Markos NL and completed the sale of the vessel in September 2021. We recognized a gain of $3.5 million during the six months ended September 30, 2021.

6. Vessel Under Construction

As further described in Note 15, we have entered into a thirteen-year bareboat charter agreement for a newbuilding dual-fuel VLGC that is expected to be delivered from Kawasaki Heavy Industries in March 2023. The analysis and movement of vessels under construction is presented in the table below:

Balance, April 1, 2021	$—
Installment payments	8,000,000
Other capitalized expenditures	59,748
Balance, September 30, 2021	$8,059,748

7. Long-term Debt

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

We were in compliance with all financial covenants as of September 30, 2021.

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

CMNL/CJNP Japanese Financing

Refer to Note 9 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2021 for information on the refinancing our 2007-built VLGC, the Captain John NP, pursuant to a memorandum of agreement and a bareboat charter agreement (the “CMNL/CJNP Japanese Financing”). On August 25, 2021, we exercised our repurchase option under the CMNL/CJNP Japanese Financing by providing a three-month notice to the owners of Captain John NP of our intent to repurchase the vessel for approximately $15.8 million in cash and application of the deposit amount of $25.2 million, which had been retained by the buyer in connection with the CMNL/CJNP Japanese Financing, towards the repurchase of the vessel. We have reclassified $14.7 million from long-term debt to current portion of long-term debt as the obligation will be settled in December 2021.

CNML Japanese Financing

Refer to Note 9 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2021 for information on the refinancing our 2008-built VLGC, the Captain Nicholas ML, pursuant to a memorandum of agreement and a bareboat charter agreement (the “CNML Japanese Financing”). Refer to Note 16 below for information regarding our election to exercise our repurchase option under the CNML Japanese Financing.

Cresques Japanese Financing

Refer to Note 9 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2021 for information on the refinancing our 2015-built VLGC, the Cresques, pursuant to a memorandum of agreement and a bareboat charter agreement (the “Cresques Japanese Financing”).

Debt Obligations

The table below presents our debt obligations:

	September 30, 2021	March 31, 2021
2015 AR Facility
Commercial Financing	$154,905,698	$155,205,698
KEXIM Direct Financing	82,387,938	89,474,512
KEXIM Guaranteed	86,986,559	93,997,081
K-sure Insured	42,774,119	46,333,895
Total 2015 AR Facility	$367,054,314	$385,011,186

Japanese Financings
Corsair Japanese Financing	$39,270,834	$40,895,833
Concorde Japanese Financing	43,884,615	45,500,000
Corvette Japanese Financing	44,423,077	46,038,462
CMNL/CJNP Japanese Financing	16,022,024	16,706,845
CNML Japanese Financing	18,152,976	18,855,655
Cresques Japanese Financing	47,370,000	49,080,000
Total Japanese Financings	$209,123,526	$217,076,795

Total debt obligations	$576,177,840	$602,087,981
Less: deferred financing fees	9,313,611	10,615,937
Debt obligations—net of deferred financing fees	$566,864,229	$591,472,044

Presented as follows:
Current portion of long-term debt	$66,472,664	$51,820,283
Long-term debt—net of current portion and deferred financing fees	500,391,565	539,651,761
Total	$566,864,229	$591,472,044

Deferred Financing Fees

The analysis and movement of deferred financing fees is presented in the table below:

Financing
costs
Balance, April 1, 2021	$10,615,937
Additions	68,603
Amortization	(1,370,929)
Balance, September 30, 2021	$9,313,611

8. Leases

Time charter-in contracts

During the six months ended September 30, 2021, we time chartered-in a VLGC with a duration of 12 months with no option periods. Therefore, this operating lease was excluded from operating lease right-of-use asset and lease liability recognition on our consolidated balance sheets. During the six months ended September 30, 2021, no additional vessels were delivered under time chartered-in arrangements. As of September 30, 2021, right-of-use assets and lease liabilities of $12.5 million were recognized on our balance sheets related to one VLGC that we had previously time chartered-in for a period of greater than 12 months. Our time chartered-in VLGCs were deployed in the Helios Pool and earned net pool revenues of $2.7 million and $4.6 million for the three months ended September 30, 2021 and 2020, respectively, and $6.9 million and $11.5 million for the six months ended September 30, 2021 and 2020, respectively.

Charter hire expenses for the VLGCs time chartered in were as follows:

	Three months ended		Six months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Charter hire expenses	$2,403,968	$4,518,850	$5,912,038	$9,234,448

Office leases

We currently have operating leases for our offices in Stamford, Connecticut, USA; London, United Kingdom; Copenhagen, Denmark; and Athens, Greece, which we determined to be operating leases and record the lease expense as part of general and administrative expenses in our consolidated statements of operations. During the six months ended September 30, 2021, we did not enter into any new office lease contracts.

Operating lease rent expense related to our office leases was as follows:

	Three months ended		Six months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Operating lease rent expense	$164,334	$143,608	$316,010	$261,867

For our office leases and time charter-in arrangement, the discount rate used ranged from 3.82% to 5.53%. The weighted average discount rate used to calculate the lease liability was 3.88%. The weighted average remaining lease term of our office leases and time chartered-in vessel as of September 30, 2021 is 15.9 months.

Our operating lease right-of-use asset and lease liabilities as of September 30, 2021 were as follows:

Description	Location on Balance Sheet	September 30, 2021
Assets:
Office leases	Operating lease right-of-use assets	$415,802
Time charter-in VLGCs	Operating lease right-of-use assets	$12,512,980

Liabilities:
Current
Office Leases	Current portion of long-term operating leases	$341,055
Time charter-in VLGCs	Current portion of long-term operating leases	$9,325,942

Long-term
Office Leases	Long-term operating leases	$65,819
Time charter-in VLGCs	Long-term operating leases	$3,187,038

Maturities of operating lease liabilities as of September 30, 2021 were as follows:

Less than one year	$9,996,432
One to three years	3,278,560
Total undiscounted lease payments	13,274,992
Less: imputed interest	(355,138)
Carrying value of operating lease liabilities	$12,919,854

9. Dividends

On July 30, 2021, we announced that our Board of Directors declared a cash dividend of $1.00 per share of the Company’s common stock to all shareholders of record as of the close of business on August 9, 2021, totaling $40.4 million. We paid $40.2 million on September 8, 2021 and the remaining $0.2 million is deferred until certain shares of restricted stock vest.

This was an irregular dividend. Future declarations of dividends are subject to the determination and discretion of the Company’s Board of Directors based on its consideration of various factors, including the Company’s results of operations, financial condition, level of indebtedness, anticipated capital requirements, contractual restrictions, restrictions in its debt agreements, restrictions under applicable law, its business prospects and other factors that the Company’s Board of Directors may deem relevant.

10. Stock Repurchase Program

On August 5, 2019, our Board of Directors authorized the repurchase of up to $50 million of our common shares through the period ended December 31, 2020 (the “Common Share Repurchase Program”). On February 3, 2020, our Board of Directors authorized an increase to our Common Share Repurchase Program to repurchase up to an additional $50 million of our common shares. On December 29, 2020, our Board of Directors authorized an extension of and an increase to the remaining authorization of $41.4 million under our Common Share Repurchase Program, which was set to expire on December 31, 2020. Following this Board action, we are now authorized to repurchase up to $50.0 million of our common shares from December 29, 2020 through December 31, 2021. As of September 30, 2021, our total purchases under this authority totaled 7.0 million of our common shares for an aggregate consideration of $81.0 million. Following the increase and extension of the program, we currently have $27.5 million of available share repurchase authority remaining. Purchases may be made at our discretion in the form of open market repurchase programs, privately negotiated transactions, accelerated share repurchase programs or a combination of these methods. The actual amount and timing of share repurchases are subject to capital availability, our determination that share repurchases are in the best interest of our shareholders, and market conditions. We are not obligated to make any common share repurchases under the Common Share Repurchase Program.

11. Stock-Based Compensation Plans

Our stock-based compensation expense is included within general and administrative expenses in the unaudited interim condensed consolidated statements of operations and was $1.3 million and $0.4 million for the three months ended September 30, 2021 and 2020, respectively, and $1.9 million and $2.3 million for the six months ended September 30, 2021 and 2020 respectively. Unrecognized compensation cost was $2.8 million as of September 30, 2021 and will be recognized over a remaining weighted average life of 1.30 years. For more information on our equity incentive plan, refer to Note 12 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2021.

In August 2021, we granted an aggregate of 180,900 shares of restricted stock vesting ratably on the grant date and on the first, second, and third anniversary of that date and 36,700 restricted stock units to certain of our officers and employees vesting ratably on the first, second, and third anniversaries of the grant date. The final tranche of restricted stock and restricted stock units granted to our named executive officers shall vest when, and only if, the volume weighted average price of our common shares over any consecutive 15-day period prior to the final business day of the tenth fiscal quarter following the grant date equals or exceeds, 95% of the book value of one of our shares. The shares of restricted stock and restricted stock units were valued at their grant date fair market value and are expensed on a straight-line basis over the respective vesting periods.

A summary of the activity of restricted shares and units awarded under our equity incentive plan as of September 30, 2021 and changes during the six months ended September 30, 2021, is as follows:

		Weighted-Average
		Grant-Date
Incentive Share/Unit Awards	Number of Shares/Units	Fair Value
Unvested as of April 1, 2021	358,171	$8.23
Granted	217,600	13.10
Vested	(239,581)	9.38
Forfeited	(4,100)	10.24
Unvested as of September 30, 2021	332,090	$10.56

12. Revenues

Revenues comprise the following:

	Three months ended		Six months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net pool revenues—related party	$56,721,405	$49,723,556	$111,883,651	$116,652,977
Time charter revenues	5,268,603	4,177,064	10,614,742	9,263,068
Other revenues, net	1,096,850	809,657	3,539,203	1,959,556
Total revenues	$63,086,858	$54,710,277	$126,037,596	$127,875,601

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

Additionally, we have previously taken positions in forward freight agreements (“FFAs”) as economic hedges to reduce the risk related to vessels trading in the spot market, including vessels operating in the Helios Pool, and to take advantage of fluctuations in spot market rates. Customary requirements for trading FFAs include the maintenance of initial and variation margins based on expected volatility, open position and mark-to-market of the contracts. FFAs are recorded as assets/liabilities until they are settled. Changes in fair value prior to settlement are recorded in unrealized gain/(loss) on derivatives. Upon settlement, if the contracted charter rate is less than the average of the rates for the specified route and time period, as reported by an identified index, the seller of the FFA is required to pay the buyer the settlement sum, being an amount equal to the difference between the contracted rate and the settlement rate, multiplied by the number of days in the specified period covered by the FFA. Conversely, if the contracted rate is greater than the settlement rate, the buyer is required to pay the seller the settlement sum. Settlements of FFAs are recorded in realized gain/(loss) on derivatives. FFAs are considered Level 2 items in accordance with the fair value hierarchy. We had no outstanding FFAs as of September 30, 2021, but we have taken positions in FFAs in the past and we may do so again in the future.

The following table summarizes the location on the balance sheet of the financial assets and liabilities that are carried at fair value on a recurring basis, which comprise our financial derivatives, all of which are considered Level 2 items in accordance with the fair value hierarchy:

	September 30, 2021		March 31, 2021
	Current assets	Current liabilities	Current assets	Current liabilities
Derivatives not designated as hedging instruments	Derivative instruments	Derivative instruments	Derivative instruments	Derivative instruments
Interest rate swap agreements	$—	$487,361	$—	$1,100,529

	September 30, 2021		March 31, 2021
	Other non-current assets	Long-term liabilities	Other non-current assets	Long-term liabilities
Derivatives not designated as hedging instruments	Derivative instruments	Derivative instruments	Derivative instruments	Derivative instruments
Interest rate swap agreements	$—	$2,919,306	$—	$3,454,862

The effect of derivative instruments within the unaudited interim condensed consolidated statements of operations for the periods presented is as follows:

		Three months ended
Derivatives not designated as hedging instruments	Location of gain/(loss) recognized	September 30, 2021	September 30, 2020
Forward freight agreements—change in fair value	Unrealized gain/(loss) on derivatives	$—	$2,606,347
Interest rate swaps—change in fair value	Unrealized gain/(loss) on derivatives	714,998	1,362,339
Forward freight agreements—realized gain/(loss)	Realized loss on derivatives	—	(678,066)
Interest rate swaps—realized gain/(loss)	Realized loss on derivatives	(914,837)	(1,451,629)
Gain/(loss) on derivatives, net		$(199,839)	$1,838,991

		Six months ended
Derivatives not designated as hedging instruments	Location of gain/(loss) recognized	September 30, 2021	September 30, 2020
Forward freight agreements—change in fair value	Unrealized gain/(loss) on derivatives	$—	$2,468,809
Interest rate swaps—change in fair value	Unrealized gain/(loss) on derivatives	1,148,724	1,004,071
Forward freight agreements—realized gain/(loss)	Realized loss on derivatives	—	(942,590)
Interest rate swaps—realized gain/(loss)	Realized loss on derivatives	(1,818,555)	(1,993,334)
Gain/(loss) on derivatives, net		$(669,831)	$536,956

As of September 30, 2021 and March 31, 2021, no fair value measurements for assets or liabilities under Level

1 or Level 3 were recognized in the consolidated balance sheets with the exception of cash and cash equivalents, restricted cash, and investment securities. We did not have any other assets or liabilities measured at fair value on a non-recurring basis during the three and six months ended September 30, 2021 and 2020.

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

The summary of gains and losses on our investment securities included in other gain/(loss), net on our consolidated statements of operations for the periods presented is as follows:

	Three months ended
	September 30, 2021	September 30, 2020
Net gain/(loss) on investment securities	$(531,050)	$37,478
Less: Realized gain/(loss) on investment securities	447,255	—
Unrealized gain/(loss) on investment securities	$(978,305)	$37,478

	Six months ended
	September 30, 2021	September 30, 2020
Net gain/(loss) on investment securities	$828,620	$37,253
Less: Realized gain/(loss) on investment securities	447,255	—
Unrealized gain/(loss) on investment securities	$381,365	$37,253

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

	September 30, 2021		March 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Corsair Japanese Financing	$39,270,834	$41,748,000	$40,895,833	$44,298,064
Concorde Japanese Financing	43,884,615	47,143,867	45,500,000	49,791,680
Corvette Japanese Financing	44,423,077	47,744,482	46,038,462	50,376,434
CMNL/CJNP Japanese Financing	16,022,024	17,277,103	16,706,845	18,792,993
CNML Japanese Financing	$18,152,976	$19,593,552	$18,855,655	$21,195,305

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

The calculations of basic and diluted EPS for the periods presented are as follows:

	Three months ended		Six months ended
(In U.S. dollars except share data)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Numerator:
Net income	$14,101,803	$537,950	$19,970,903	$12,705,955
Denominator:
Basic weighted average number of common shares outstanding	40,011,505	50,711,714	40,475,625	50,632,392
Effect of dilutive restricted stock and restricted stock units	103,437	42,793	163,448	83,785
Diluted weighted average number of common shares outstanding	40,114,942	50,754,507	40,639,073	50,716,177
EPS:
Basic	$0.35	$0.01	$0.49	$0.25
Diluted	$0.35	$0.01	$0.49	$0.25

No shares of unvested restricted stock were excluded from the calculation of diluted EPS for the three and six months ended September 30, 2021 and 2020.

15.  Commitments and Contingencies

Commitments under Contracts for Scrubbers Purchases

We had contractual commitments related to scrubbers to reduce sulfur emissions as of:

September 30, 2021
Less than one year	$400,000
Total	$400,000

These amounts reflect remaining obligations for scrubbers already installed, as a portion of the commitment is only due subsequent to the commissioning of the scrubber.

Commitments under Contracts for Ballast Water Management Systems Purchases

We had contractual commitments to purchase ballast water management systems as of:

September 30, 2021
Less than one year	$626,890
One to three years	57,620
Total	$684,510

Commitments under Bareboat Charter Header Agreement

On March 31, 2021, we entered into a thirteen-year bareboat charter agreement for a newbuilding dual-fuel VLGC that is expected to be delivered from Kawasaki Heavy Industries in March 2023. The structure of the financing of the newbuilding is analogous to that of our Japanese Financings in which a third-party will purchase the vessel and from whom we will bareboat charter the vessel. As part of the agreement, we control the building of the vessel and the use of the vessel after it is delivered. The vessel will be built to our specifications; we will supervise the building of the vessel to meet these specifications; and we will technically and commercially manage the vessel after its delivery. Under the agreement, we had commitments of $24.0 million of predelivery costs as well as the cost of additional features to meet our specifications and supervision costs for an aggregate total of approximately $25.0 million. As of September 30, 2021, we had approximately $17.0 million of commitments under the agreement outstanding that we expect to settle with installment payments totaling $8.0 million in the 12 months following September 30, 2021 and approximately $9.0 million during the year ended March 31, 2023. As of September 30, 2021, construction of the vessel has not commenced.

Operating Leases

We had the following commitments as a lessee under operating leases relating to our United States, Greece, United Kingdom, and Denmark offices:

September 30, 2021
Less than one year	$295,944
Total	$295,944

Time Charter-in

During the six months ended September 30, 2021, we time chartered-in three newbuilding dual-fuel Panamax LPG vessels with purchase options that are scheduled to be delivered in the second and third calendar quarters of 2023 for a period of seven years each and also time chartered-in a VLGC for one year that was delivered to us in October 2021. We had the following time charter-in commitments relating to VLGCs:

September 30, 2021
Less than one year	$20,833,000
One to three years	55,692,000
Three to five years	64,080,000
Thereafter	107,720,000
Total	$248,325,000

Fixed Time Charter Contracts

We had the following future minimum fixed time charter hire receipts based on non-cancelable long-term fixed time charter contracts:

September 30, 2021
Less than one year	$14,492,500
One to three years	815,000
Total	$15,307,500

Other

From time to time, we expect to be subject to legal proceedings and claims in the ordinary course of business, principally personal injury and property casualty claims. Such claims, even if lacking in merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any claim other than that described below, which is reasonably possible and should be disclosed or probable and for which a provision should be established in the unaudited interim condensed consolidated financial statements.

In January 2021, subsequent to the delivery of one of our VLGCs on time charter, a dispute arose relating to the vessel’s readiness to lift a cargo scheduled by the charterer. The facts of the claim are currently in dispute. We currently have a contingent liability of $4.0 million included in accrued liabilities on our unaudited interim condensed consolidated balance sheets as of September 30, 2021.

16. Subsequent Events

On October 16, 2021, we took delivery of a VLGC that we time chartered-in for 12 months. The VLGC was deployed in the Helios Pool.

On October 24, 2021, we exercised our repurchase option under the CNML Japanese Financing by providing a three-month notice to the owners of Captain Nicholas ML of our intent to repurchase the vessel for approximately $17.8 million in cash and application of the deposit amount of $27.9 million, which had been retained by the buyer in connection with the CNML Japanese Financing, towards the repurchase of the vessel.

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

Overview

We are a Marshall Islands corporation headquartered in the United States and primarily focused on owning and operating VLGCs, each with a cargo-carrying capacity of greater than 80,000 cbm, in the LPG shipping industry. Our fleet currently consists of twenty-three VLGC carriers, including nineteen fuel-efficient 84,000 cbm ECO-VLGCs, two 82,000 cbm VLGCs, and two time chartered-in VLGC. Twelve of our ECO-VLGCs are currently equipped with scrubbers to reduce sulfur emissions.

Dorian’s nineteen ECO-VLGCs, which incorporate fuel efficiency, emission-reducing technologies, and certain custom features, were acquired by us for an aggregate purchase price of $1.4 billion and delivered to us between July 2014 and February 2016, seventeen of which were delivered during calendar year 2015 or later.

On April 1, 2015, Dorian and Phoenix began operations of the Helios Pool, which entered into pool participation agreements for the purpose of establishing and operating, as charterer, under a variable rate time charter to be entered into with owners or disponent owners of VLGCs, a commercial pool of VLGCs whereby revenues and expenses are shared. The vessels entered into the Helios Pool may operate either in the spot market, pursuant to contracts of affreightment, or COAs, or on time charters of two years' duration or less. As of October 29, 2021, twenty-one of our twenty-three VLGCs were employed in the Helios Pool, including our two time chartered-in VLGCs.

Our customers, either directly or through the Helios Pool, include or have included global energy companies such as Exxon Mobil Corp., Chevron Corp., China International United Petroleum & Chemicals Co., Ltd., Royal Dutch Shell plc, Equinor ASA, Total S.A., and Sunoco LP, commodity traders such as Glencore plc, Itochu Corporation, Bayegan Group, Vilma Oil SL, and the Vitol Group and importers such as E1 Corp., Indian Oil Corporation, SK Gas Co. Ltd., Astomos Energy Corporation, and Oriental Energy Company Ltd. or subsidiaries of the foregoing.

We continue to pursue a balanced chartering strategy by employing our vessels on a mix of multi-year time charters, some of which may include a profit-sharing component, shorter-term time charters, spot market voyages and COAs. Currently, two of our VLGCs are on fixed-rate time charters outside of the Helios Pool. See “Our Fleet” below for more information and the definition of Pool-TCO.

Recent Developments

During the six months ended September 30, 2021, we time chartered-in three newbuilding dual-fuel Panamax LPG vessels with purchase options that are scheduled to be delivered in the second and third calendar quarters of 2023 for a period of seven years each and also time chartered-in a VLGC for one year that was delivered to us in October 2021.

In August 2021, our management approved a plan to consolidate our London, United Kingdom and Copenhagen, Denmark offices, moving operations from London to Copenhagen. This plan is intended to reduce our office related expenses going forward, as well as to increase operating efficiency by having our operations and chartering teams in the same location and functioning out of one office.

On October 16, 2021, we took delivery of a VLGC that we time chartered-in for 12 months. The VLGC was deployed in the Helios Pool.

On October 24, 2021, we exercised our repurchase option under the CNML Japanese Financing by providing a three-month notice to the owners of Captain Nicholas ML of our intent to repurchase the vessel for approximately $17.8 million in cash and application of the deposit amount of $27.9 million, which had been retained by the buyer in connection with the CNML Japanese Financing, towards the repurchase of the vessel.

Our Fleet

The following table sets forth certain information regarding our fleet as of October 29, 2021.

	Capacity			ECO	Scrubber		Charter
	(Cbm)	Shipyard	Year Built	Vessel(1)	Equipped	Employment	Expiration(2)
Dorian VLGCs
Captain John NP(3)	82,000	Hyundai	2007	—	—	Pool(4)	—
Captain Nicholas ML(3)	82,000	Hyundai	2008	—	—	Pool-TCO(5)	Q4 2021
Comet	84,000	Hyundai	2014	X	X	Pool(4)	—
Corsair(3)	84,000	Hyundai	2014	X	X	Time Charter(6)	Q4 2022
Corvette(3)	84,000	Hyundai	2015	X	X	Pool(4)	—
Cougar	84,000	Hyundai	2015	X	—	Pool-TCO(5)	Q4 2021
Concorde(3)	84,000	Hyundai	2015	X	X	Time Charter(7)	Q1 2023
Cobra	84,000	Hyundai	2015	X	—	Pool-TCO(5)	Q3 2022
Continental	84,000	Hyundai	2015	X	—	Pool(4)	—
Constitution	84,000	Hyundai	2015	X	X	Pool(4)	—
Commodore	84,000	Hyundai	2015	X	—	Pool-TCO(5)	Q1 2023
Cresques(3)	84,000	Daewoo	2015	X	X	Pool(4)	—
Constellation	84,000	Hyundai	2015	X	X	Pool(4)	—
Cheyenne	84,000	Hyundai	2015	X	X	Pool(4)	—
Clermont	84,000	Hyundai	2015	X	X	Pool(4)	—
Cratis	84,000	Daewoo	2015	X	X	Pool(4)	—
Chaparral	84,000	Hyundai	2015	X	—	Pool(4)	—
Copernicus	84,000	Daewoo	2015	X	X	Pool(4)	—
Commander	84,000	Hyundai	2015	X	X	Pool(4)	—
Challenger	84,000	Hyundai	2015	X	—	Pool-TCO(5)	Q4 2022
Caravelle	84,000	Hyundai	2016	X	—	Pool-TCO(5)	Q1 2022
Total	1,842,000

Time chartered-in VLGCs
Future Diamond(8)	80,876	Hyundai	2020	X	X	Pool(4)	—
Astomos Venus(9)	77,367	Mitsubishi	2016	X	—	Pool(4)	—

(1)	Represents vessels with very low revolutions per minute, long-stroke, electronically controlled engines, larger propellers, advanced hull design, and low friction paint.

(2)	Represents calendar year quarters.

(3)	Operated pursuant to a bareboat chartering agreement. See Note 8 to our unaudited interim condensed consolidated financial statements included herein.

(4)	“Pool” indicates that the vessel operates in the Helios Pool on a voyage charter with a third party and we receive a portion of the pool profits calculated according to a formula based on the vessel’s pro rata performance in the pool.

(5)	“Pool-TCO” indicates that the vessel is operated in the Helios Pool on a time charter out to a third party and we receive a portion of the pool profits calculated according to a formula based on the vessel’s pro rata performance in the pool.

(6)	Currently on a time charter with an oil major that began in November 2019.

(7)	Currently on time charter with a major oil company that began in March 2019.

(8)	Currently time chartered-in to our fleet with an expiration during the first calendar quarter of 2023.

(9)	Currently time chartered-in to our fleet with an expiration during the fourth calendar quarter of 2022.

Results of Operations – For the three months ended September 30, 2021 as compared to the three months ended September 30, 2020

Revenues

The following table compares our Revenues for the three months ended September 30:

			Increase /	Percent
	2021	2020	(Decrease)	Change
Net pool revenues—related party	$56,721,405	$49,723,556	$6,997,849	14.1%
Time charter revenues	5,268,603	4,177,064	1,091,539	26.1%
Other revenues, net	1,096,850	809,657	287,193	35.5%
Total	$63,086,858	$54,710,277	$8,376,581	15.3%

Revenues, which represent net pool revenues—related party, time charters and other revenues, net, were $63.1 million for the three months ended September 30, 2021, an increase of $8.4 million, or 15.3%, from $54.7 million for the three months ended September 30, 2020 primarily due to an increase in average TCE rates despite a decrease in fleet utilization. Average TCE rates increased by $4,981 from $26,015 for the three months ended September 30, 2020 to $30,996 for the three months ended September 30, 2021, primarily due to a higher allocation of pool profits due to proportionately more vessels chartered into the Helios Pool by Dorian, coupled with a shift in the mix of vessels in the Helios Pool. This was partially offset by a decrease in the Baltic Exchange Liquid Petroleum Gas Index, which (expressed as U.S. dollars per metric ton) averaged $42.154 for the three months ended September 30, 2021 compared to $51.589 for the three months ended September 30, 2020, and increases in global bunker prices as the average price of very low sulfur fuel oil (expressed as U.S. dollars per metric ton) from Singapore and Fujairah increased from $337 during the three months ended September 30, 2020 to $540 during the three months ended September 30, 2021. Additionally, in the prior period, we experienced certain inefficiencies due to the positioning of several vessels before and after drydocking resulting in reduced revenues for the period.

Charter Hire Expenses

Charter hire expenses for the vessels chartered in from third parties were $2.4 million and $4.5 million for the three months ended September 30, 2021 and 2020, respectively. The decrease of $2.1 million, or 46.8%, was mainly caused by a decrease in time chartered-in days from 184 for the three months ended September 30, 2020 to 92 for the three months ended September 30, 2021, due to the redelivery of one time chartered-in vessel.

Vessel Operating Expenses

Vessel operating expenses were $18.4 million during the three months ended September 30, 2021, or $9,210 per vessel per calendar day, which is calculated by dividing vessel operating expenses by calendar days for the relevant time-period for the technically-managed vessels that were in our fleet. Vessel operating expenses per vessel per calendar day decreased by $1,381 from $10,591 for the three months ended September 30, 2020. The decrease in vessel operating expenses for the three months ended September 30, 2021, when compared with the three months ended September 30, 2020, was primarily the result of (i) decreases in operating expenses related to repairs and maintenance, spares and stores, and coolant costs of $2.9 million, or $1,378 per vessel per calendar day with the drydocking of vessels being the primary driver of these increased costs in the prior period and (ii) a reduction of calendar days for our fleet from 2,024 during the three months ended September 30, 2020 to 2,001 during the three months ended September 20, 2021, driven by the sale of the Captain Markos NL.

General and Administrative Expenses

General and administrative expenses were $9.4 million for the three months ended September 30, 2021, an increase of $3.5 million, or 58.2%, from $5.9 million for the three months ended September 30, 2020. This was primarily driven by the timing of annual cash bonuses and restricted stock grants to certain employees causing an increase of $2.4 million in cash bonuses and $0.9 million in stock-based compensation when comparing the three months ended September 30, 2021 and September 30, 2020.

Interest and Finance Costs

Interest and finance costs amounted to $5.6 million for the three months ended September 30, 2021, a decrease of $1.1 million, or 16.6%, from $6.7 million for the three months ended September 30, 2020. The decrease of $1.1 million during this period was due to (i) a decrease of $0.9 million in interest incurred on our long-term debt, primarily resulting from a reduction of average indebtedness and a reduced margin on the commercial tranche of the 2015 AR Facility due to our Security Leverage Ratio being less than 40%, and (ii) a decrease of $0.2 million in amortization of deferred financing fees and loan expenses. Average indebtedness, excluding deferred financing fees, decreased from $657.5 million for the three months ended September 30, 2020 to $587.2 million for the three months ended September 30, 2021. As of September 30, 2021, the outstanding balance of our long-term debt, net of deferred financing fees of $9.3 million, was $566.9 million.

Unrealized Gain on Derivatives

Unrealized gain on derivatives amounted to $0.7 million for the three months ended September 30, 2021, compared to $4.0 million for the three months ended September 30, 2020. The unfavorable $3.3 million difference is primarily attributable to a decrease of $2.6 million in favorable changes to our FFA positions and a $0.7 million decrease in favorable fair value changes to our interest rate swaps resulting from changes in forward LIBOR yield curves.

Realized Loss on Derivatives

Realized loss on derivatives was $0.9 million for the three months ended September 30, 2021 compared to $2.1 million for the three months ended September 30, 2020. The favorable $1.2 million reduction of realized loss is primarily attributable to (i) unfavorable settlements of $0.7 million on our FFA positions during the three months ended September 30, 2020 that did not recur in the three months ended September 30, 2021, and (ii) a $0.5 million reduction of realized losses on our interest rate swaps.

Gain on disposal of vessel

Gain on disposal of vessel amounted to $3.5 million for the three months ended September 30, 2021 and was attributable to the sale of the Captain Markos NL. There was no gain on disposal of vessel for the three months ended September 30, 2020.

Results of Operations – For the six months ended September 30, 2021 as compared to the six months ended September 30, 2020

Revenues

The following table compares our Revenues for the six months ended September 30:

			Increase /	Percent
	2021	2020	(Decrease)	Change
Net pool revenues—related party	$111,883,651	$116,652,977	$(4,769,326)	(4.1)%
Time charter revenues	10,614,742	9,263,068	1,351,674	14.6%
Other revenues, net	3,539,203	1,959,556	1,579,647	80.6%
Total	$126,037,596	$127,875,601	$(1,838,005)	(1.4)%

Revenues, which represent net pool revenues—related party, time charters and other revenues, net, were $126.0 million for the six months ended September 30, 2021, a decrease of $1.9 million, or 1.4%, from $127.9 million for the six months ended September 30, 2020 primarily due to a decrease in average TCE rates, partially offset by an increase in utilization. Average TCE rates decreased by $1,722 from $33,002 for the six months ended September 30, 2020 to $31,280 for the six months ended September 30, 2021. The average price of very low sulfur fuel oil (expressed as U.S. dollars per metric ton), from Singapore and Fujairah increased from $305 during the six months ended September 30, 2020 to $525 during the six months ended September 30, 2021. The Baltic Exchange Liquid Petroleum Gas Index, an index published daily by the Baltic Exchange for the spot market rate for the benchmark Ras Tanura-Chiba route (expressed as U.S. dollars per metric ton), averaged $47.303 during the six months ended September 30, 2021 compared to an average of $46.697 for the six months ended September 30, 2020. Our fleet utilization increased from 89.8% during the six months ended September 30, 2020 to 95.9% during the six months ended September 30, 2021.

Charter Hire Expenses

Charter hire expenses for the vessels chartered in from third parties were $5.9 million and $9.2 million for the six months ended September 30, ended 2021 and 2020, respectively. The decrease of $3.3 million, or 36.0%, was mainly caused by a decrease in time chartered-in days from 376 for the six months ended September 30, 2020 to 230 for the six months ended September 30, 2021, due to the redelivery of one time chartered in vessel during the period.

Vessel Operating Expenses

Vessel operating expenses were $38.7 million during the six months ended September 30, 2021, or $9,670 per vessel per calendar day, which is calculated by dividing vessel operating expenses by calendar days for the relevant time-period for the technically-managed vessels that were in our fleet. Vessel operating expenses per vessel per calendar day increased by $26 from $9,644 for the six months ended September 30, 2020. The increase in vessel operating expenses for the six months ended September 30, 2021, when compared with the six months ended September 30, 2020, was primarily the result of an increase in crew wages and related costs of $2.1 million, or $564 per vessel per calendar day, partially offset by decreases in operating expenses related to repairs and maintenance, spares and stores, and coolant costs of $2.2 million, or $520 per vessel per calendar day. COVID-19 related expenses were the primary driver of the increase in crew wages and related costs, particularly in crew travel and medical costs.

General and Administrative Expenses

General and administrative expenses were $17.4 million for the six months ended September 30, 2021, an increase of $0.2 million, or 1.0%, from $17.2 million for the six months ended September 30, 2020. This slight increase was driven by increases $0.7 million in salaries, wages and benefits, partially offset by reductions of $0.4 million in stock-based compensation and $0.1 million in legal and professional fees.

Interest and Finance Costs

Interest and finance costs amounted to $11.2 million for the six months ended September 30, 2021, a decrease of $4.6 million, or 28.9%, from $15.8 million for the six months ended September 30, 2020. The decrease of $4.6 million during this period was due to (i) a decrease of $2.6 million in interest incurred on our long-term debt, primarily resulting from a reduction of average indebtedness and a reduced margin on the commercial tranche of the 2015 AR Facility due to our Security Leverage Ratio being less than 40%, and (ii) a decrease of $2.0 million in amortization of deferred financing fees and loan expenses, primarily resulting from accelerated amortization of $2.1 million during the six months ended September 30, 2020 that did not recur in the current period). Average indebtedness, excluding deferred financing fees, decreased from $666.6 million for the six months ended September 30, 2020 to $593.6 million for the six months ended September 30, 2021. As of September 30, 2021, the outstanding balance of our long-term debt, net of deferred financing fees of $9.3 million, was $566.9 million.

Unrealized Gain on Derivatives

Unrealized gain on derivatives amounted to $1.1 million for the six months ended September 30, 2021, compared to $3.5 million for the six months ended September 30, 2020. The unfavorable $2.4 million difference is primarily attributable to a decrease of $2.5 million in favorable changes to our FFA positions.

Realized Loss on Derivatives

Realized loss on derivatives was $1.8 million for the six months ended September 30, 2021 compared to $2.9 million for the six months ended September 30, 2020. The favorable $1.1 million change is primarily attributable to (i) unfavorable settlements of $0.9 million on our FFA positions during the six months ended September 30, 2020 that did not recur in the six months ended September 30, 2021, and (ii) a $0.2 million reduction of realized losses on our interest rate swaps.

Gain on disposal of vessel

Gain on disposal of vessel amounted to $3.5 million for the six months ended September 30, 2021 and was attributable to the sale of the Captain Markos NL. There was no gain on disposal of vessel for the six months ended September 30, 2020.

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

	Three months ended		Six months ended
(in U.S. dollars, except fleet data)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Financial Data
Adjusted EBITDA(1)	$37,918,701	$22,295,472	$67,697,606	$63,409,539
Fleet Data
Calendar days(2)	2,001	2,024	4,003	4,026
Time chartered-in days(3)	92	184	230	376
Available days(4)	2,092	2,126	4,122	4,258
Operating days(5)(8)	2,001	2,070	3,952	3,824
Fleet utilization(6)(8)	95.7%	97.4%	95.9%	89.8%
Average Daily Results
Time charter equivalent rate(7)(8)	$30,996	$26,015	$31,280	$33,002
Daily vessel operating expenses(9)	$9,210	$10,591	$9,670	$9,644

(1)	Adjusted EBITDA is an unaudited non-U.S. GAAP measure and represents net income/(loss) before interest and finance costs, unrealized (gain)/loss on derivatives, realized (gain)/loss on interest rate swaps, stock-based compensation expense, impairment, and depreciation and amortization and is used as a supplemental measure by management to assess our financial and operating performance. We believe that adjusted EBITDA assists our management and investors by increasing the comparability of our performance from period to period. This increased comparability is achieved by excluding the potentially disparate effects between periods of derivatives, interest and finance costs, stock-based compensation expense, impairment, and depreciation and amortization expense, which items are affected by various and possibly changing financing methods, capital structure and historical cost basis and which items may significantly affect net income/(loss) between periods. We believe that including adjusted EBITDA as a financial and operating measure benefits investors in selecting between investing in us and other investment alternatives.

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

The following table sets forth a reconciliation of net income to Adjusted EBITDA (unaudited) for the periods presented:

	Three months ended		Six months ended
(in U.S. dollars)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net income	$14,101,803	$537,950	$19,970,903	$12,705,955
Interest and finance costs	5,557,707	6,665,144	11,207,481	15,752,380
Unrealized gain on derivatives	(714,998)	(3,968,686)	(1,148,724)	(3,472,880)
Realized loss on interest rate swaps	914,837	1,451,629	1,818,555	1,993,334
Stock-based compensation expense	1,290,254	406,721	1,937,378	2,337,623
Depreciation and amortization	16,769,098	17,202,714	33,912,013	34,093,127
Adjusted EBITDA	$37,918,701	$22,295,472	$67,697,606	$63,409,539

(2)	We define calendar days as the total number of days in a period during which each vessel in our fleet was owned or operated pursuant to a bareboat charter. Calendar days are an indicator of the size of the fleet over a period and affect both the amount of revenues and the amount of expenses that are recorded during that period.

(3)	We define time chartered-in days as the aggregate number of days in a period during which we time chartered-in vessels from third parties. Time chartered-in days are an indicator of the size of the fleet over a period and affect both the amount of revenues and the amount of charter hire expenses that are recorded during that period.

(4)	We define available days as the sum of calendar days and time chartered-in days (collectively representing our commercially-managed vessels) less aggregate off hire days associated with scheduled maintenance, which include major repairs, drydockings, vessel upgrades or special or intermediate surveys. We use available days to measure the aggregate number of days in a period that our vessels should be capable of generating revenues.

(5)	We define operating days as available days less the aggregate number of days that the commercially-managed vessels in our fleet are off‑hire for any reason other than scheduled maintenance (e.g., repositioning following drydocking, commercial waiting, etc.). We use operating days to measure the number of days in a period that our operating vessels are on hire (refer to 8 below).

(6)	We calculate fleet utilization by dividing the number of operating days during a period by the number of available days during that period. An increase in non-scheduled off-hire days would reduce our operating days, and, therefore, our fleet utilization. We use fleet utilization to measure our ability to efficiently find suitable employment for our vessels.

(7)	Time charter equivalent rate, or TCE rate, is a non-U.S. GAAP measure of the average daily revenue performance of a vessel. TCE rate is a shipping industry performance measure used primarily to compare period‑to‑period changes in a shipping company’s performance despite changes in the mix of charter types (such as time charters, voyage charters) under which the vessels may be employed between the periods. Our method of calculating TCE rate is to divide revenue net of voyage expenses by operating days for the relevant time period, which may not be calculated the same by other companies. Note that our calculation of TCE includes our portion of the net profit of the Helios Pool, which may also cause our calculation to differ from that of companies which do not account for pooling arrangements as we do.

The following table sets forth a reconciliation of revenues to TCE rate (unaudited) for the periods presented:

(in U.S. dollars, except operating days)	Three months ended		Six months ended
Numerator:	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenues	$63,086,858	$54,710,277	$126,037,596	$127,875,601
Voyage expenses	(1,064,613)	(858,919)	(2,421,005)	(1,674,114)
Time charter equivalent	$62,022,245	$53,851,358	$123,616,591	$126,201,487

Pool adjustment*	—	(22,760)	(59,358)	1,585,112
Time charter equivalent excluding pool adjustment*	$62,022,245	$53,828,598	$123,557,233	$127,786,599

Denominator:
Operating days	2,001	2,070	3,952	3,824
TCE rate:
Time charter equivalent rate	$30,996	$26,015	$31,280	$33,002
TCE rate excluding pool adjustment*	$30,996	$26,004	$31,264	$33,417

*  Adjusted for the effect of reallocations of pool profits in accordance with the pool participation agreements due to adjustments related to speed and consumption performance of the vessels operating in the Helios Pool.

(8)	We determine operating days for each vessel based on the underlying vessel employment, including our vessels in the Helios Pool, or the Company Methodology. If we were to calculate operating days for each vessel within the Helios Pool as a variable rate time charter, or the Alternate Methodology, our operating days and fleet utilization would be increased with a corresponding reduction to our TCE rate. Operating data using both methodologies is as follows:

	Three months ended		Six months ended
Company Methodology:	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Operating Days	2,001	2,070	3,952	3,824
Fleet Utilization	95.7%	97.4%	95.9%	89.8%
Time charter equivalent rate	$30,996	$26,015	$31,280	$33,002

Alternate Methodology:
Operating Days	2,089	2,126	4,119	4,258
Fleet Utilization	99.9%	100.0%	99.9%	100.0%
Time charter equivalent rate	$29,690	$25,330	$30,011	$29,639

We believe that the Company Methodology using the underlying vessel employment provides more meaningful insight into market conditions and the performance of our vessels.

(9)	Daily vessel operating expenses are calculated by dividing vessel operating expenses by calendar days for the relevant time period.

Liquidity and Capital Resources

Our business is capital intensive, and our future success depends on our ability to maintain a high-quality fleet. As of September 30, 2021, we had cash and cash equivalents of $98.1 million and non-current restricted cash of $0.1 million.

Our primary sources of capital during the six months ended September 30, 2021 were $73.7 million in cash generated from operations and $43.4 million from proceeds net of commission of the sale of our 2006-built VLGC Captain Markos NL. As of September 30, 2021, the outstanding balance of our long-term debt, net of deferred financing fees of $9.3 million, was $566.9 million including $66.5 million of principal on our long-term debt scheduled to be repaid within the next twelve months.

On August 5, 2019, our Board of Directors authorized the repurchase of up to $50 million of our common shares through the period ended December 31, 2020. On February 3, 2020, our Board of Directors authorized an increase to our Common Share Repurchase Program to repurchase up to an additional $50 million of our common shares. On December 29, 2020, our Board of Directors authorized an extension of and an increase to the remaining authorization of $41.4 million under our Common Share Repurchase Program, which was set to expire on December 31, 2020. Following this Board action, we are now authorized to repurchase up to $50 million of our common shares from December 29, 2020 through December 31, 2021. As of September 30, 2021, our total purchases under this authority totaled 7.0 million of our common shares for an aggregate consideration of $81.0 million. Following the increase and extension of the program, we currently have $27.5 million of available share repurchase authority remaining. Purchases may be made at our discretion in the form of open market repurchase programs, privately negotiated transactions, accelerated share repurchase programs or a combination of these methods. The actual amount and timing of share repurchases are subject to capital availability, our determination that share repurchases are in the best interest of our shareholders, and market conditions. We are not obligated to make any common share repurchases under the Common Share Repurchase Program.

Operating expenses, including expenses to maintain the quality of our vessels in order to comply with international shipping standards and environmental laws and regulations, the funding of working capital requirements, long-term debt repayments, financing costs, commitments under the bareboat charter for a newbuilding dual-fuel VLGC as described in Note 15, contractual commitments related to scrubbers on certain of our VLGCs, and drydocking on certain of our VLGCs represent our short-term, medium-term and long-term liquidity needs as of September 30, 2021. We anticipate satisfying our liquidity needs for at least the next twelve months with cash on hand and cash from operations. We may also seek additional liquidity through alternative sources of debt financings and/or through equity financings by way of private or public offerings. However, if these sources are insufficient to satisfy our short-term liquidity needs, or to satisfy our future medium-term or long-term liquidity needs, we may need to seek alternative sources of financing and/or modifications of our existing credit facility and financing arrangements. There is no assurance that we will be able to obtain any such financing or modifications to our existing credit facility and financing arrangements on terms acceptable to us, or at all.

On July 30, 2021, we announced that our Board of Directors declared a cash dividend of $1.00 per share of the Company’s common stock to all shareholders of record as of the close of business on August 9, 2021, totaling $40.4 million. We paid $40.2 million on September 8, 2021 and the remaining $0.2 million is deferred until certain shares of restricted stock vest.

This was an irregular dividend. Future declarations of dividends are subject to the determination and discretion of the Company’s Board of Directors based on its consideration of various factors, including the Company’s results of operations, financial condition, level of indebtedness, anticipated capital requirements, contractual restrictions, restrictions in its debt agreements, restrictions under applicable law, its business prospects and other factors that the Company’s Board of Directors may deem relevant. Our dividend policy will also impact our future liquidity position. Marshall Islands law generally prohibits the payment of dividends other than from surplus or while a company is insolvent or would be rendered insolvent by the payment of such a dividend.

On September 8, 2021, we completed the sale of our 2006-built VLGC Captain Markos NL and received proceeds net of commission of $43.4 million.

On August 25, 2021, we exercised our repurchase option under the CMNL/CJNP Japanese Financing Japanese Financing by providing a three-month notice to the owners of Captain John NP of our intent to repurchase the vessel for approximately $15.8 million in cash and application of the deposit amount of $25.2 million, which had been retained by the buyer in connection with the CMNL/CJNP Japanese Financing, towards the repurchase of the vessel.

As part of our growth strategy, we will continue to consider strategic opportunities, including the acquisition or charter-in of additional vessels. We may choose to pursue such opportunities through internal growth or joint ventures or business acquisitions. We expect to finance the purchase price of any future acquisitions either through internally generated funds, public or private debt financings, public or private issuances of additional equity securities or a combination of these forms of financing.

Cash Flows

The following table summarizes our cash and cash equivalents provided by/(used in) operating, financing and investing activities for the six months ended September 30:

	2021	2020
Net cash provided by operating activities	$73,690,163	$56,704,475
Net cash provided by investing activities	32,202,436	7,440,407
Net cash provided used in financing activities	(87,054,846)	(6,107,992)
Net increase in cash, cash equivalents, and restricted cash	$18,774,638	$58,186,069

Operating Cash Flows.  Net cash provided by operating activities for the six months ended September 30, 2021 was $73.7 million, compared $56.7 million for the six months ended September 30, 2020. The increase in cash generated from operations of $17.0 million is primarily related to an increase in operating income and changes in working capital, mainly from amounts due from the Helios Pool as distributions from the Helios Pool are impacted by the timing of the completion of voyages, spot market rates and bunker prices.

Net cash flow from operating activities depends upon our overall profitability, market rates for vessels employed on voyage charters and in the Helios Pool, charter rates agreed to for time charters, the timing and amount of payments for drydocking expenditures and unscheduled repairs and maintenance, fluctuations in working capital balances and bunker costs.

Investing Cash Flows.  Net cash provided by investing activities was $32.2 million for the six months ended September 30, 2021 compared with $7.4 million for the six months ended September 30, 2020. For the six months ended September 30, 2021, net cash provided by investing activities was comprised of $43.4 million in proceeds, net of commission, on the sale of our 2006-built VLGC Captain Markos NL and $3.7 million in proceeds from the sale of investment securities, partially offset by $12.7 million of capital expenditure payments for vessels and vessels under construction, and $2.3 million in purchases of investment securities. For the six months ended September 30, 2020, net cash provided by investing activities was comprised of $15.0 million in proceeds from the maturity of U.S. treasury bills, partially offset by $7.3 million of vessel-related capital expenditures and $0.2 million in purchases of investment securities.

Financing Cash Flows.  Net cash used in financing activities was $87.1 million for the six months ended September 30, 2021, compared with $6.1 million for the six months ended September 30, 2020. For the six months ended September 30, 2021, net cash used in financing activities primarily consisted of a dividend payment of $40.2 million, repayments of long-term debt of $25.9 million and payments to repurchase common stock of $20.9 million. For the six months ended September 30, 2020, net cash used in financing activities consisted of repayments of long-term debt of $55.4 million, payments of financing costs related to the Cresques Japanese Financing and the 2015 AR Facility of $3.7 million, and payments to repurchase common stock of $2.6 million, partially offset by $55.4 million in proceeds from long-term debt borrowings related to the Cresques Japanese Financing and the 2015 AR Facility.

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

As our vessels age and our fleet expands, our drydocking expenses will increase. We estimate the current cash outlay for a VLGC special survey to be approximately $1.0 million per vessel (excluding any capital improvements, such as scrubbers and ballast water management systems, to the vessel that may be made during such drydockings and the cost of an intermediate survey to be between $100,000 and $200,000 per vessel. Ongoing costs for compliance with environmental regulations are primarily included as part of our drydocking and classification society survey costs. Additionally, ballast water management systems are expected to be installed on three of our VLGCs during their next drydockings between November 2021 and July 2024 for approximately $0.8 million per vessel. Further, in October 2016, the International Maritime Organization (the “IMO”) set January 1, 2020 as the implementation date for vessels to comply with its low sulfur fuel oil requirement, which cuts sulfur levels from 3.5% to 0.5%. We may comply with this regulation by (i) consuming compliant fuels on board (0.5% sulfur), which are readily available globally since our last quarterly filing, but at a significantly higher cost; (ii) continuing to consume high-sulfur fuel oil by installing scrubbers for cleaning of the exhaust gases to levels at or below compliance with regulations (0.5% sulfur); or (iii) by retrofitting vessels to be powered by liquefied petroleum gas or LPG, which may be a viable option subject to the relative pricing of compliant low-sulfur fuel (0.5% sulfur) and LPG. Such costs of compliance with the IMO’s low sulfur fuel oil requirement are significant and could have an adverse effect on our operations and financial results. Currently, twelve of our technically-managed VLGCs are equipped with scrubbers. We had contractual commitments related to these scrubbers of $0.4 million as of September 30, 2021. We are not aware of any other proposed regulatory changes or environmental laws that we expect to have a material impact on our current or future results of operations that we have not already considered. Please see "Item 1A. Risk Factors—Risks Relating to Our Company—We may incur increasing costs for the drydocking, maintenance or replacement of our vessels as they age, and, as our vessels age, the risks associated with older vessels could adversely affect our ability to obtain profitable charters” in our Annual Report on Form 10-K for the year ended March 31, 2021.

Debt Agreements

For information relating to our secured term loan facilities, refer to Note 9 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2021 and Note 8 to our unaudited interim condensed consolidated financial statements for September 30, 2021 included herein.

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

As of September 30, 2021, independent appraisals of our commercially and technically-managed VLGCs in our fleet had no indications of impairment on any of our VLGCs in accordance with ASC 360 Property, Plant, and Equipment. No impairment charges were recognized for September 30, 2021.

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

Interest Rate Risk

The LPG shipping industry is capital intensive, requiring significant amounts of investment. Much of this investment is provided in the form of long-term debt. Our 2015 AR Facility agreement contains interest rates that fluctuate with LIBOR. We have entered into interest rate swap agreements to hedge a majority of our exposure to fluctuations of interest rate risk associated with our 2015 Facility. We have hedged $346.7 million of amortizing principal of the 2015 Facility as of September 30, 2021 and thus increasing interest rates could adversely impact our future earnings due to additional interest expense on our unhedged debt. For the 12 months following September 30, 2021, a hypothetical increase or decrease of 20 basis points in the underlying LIBOR rates would result in an increase or decrease of our interest expense on all of our non-hedged interest-bearing debt by $0.2 million assuming all other variables are held constant.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2021. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those internal control systems determined to be effective can provide only a level of reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three and six months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In January 2021, subsequent to the delivery of one of our VLGCs on time charter, a dispute arose relating to the vessel’s readiness to lift a cargo scheduled by the charterer. The facts of the claim are currently in dispute. We currently have a contingent liability of $4.0 million included in accrued liabilities on our unaudited interim condensed consolidated balance sheets as of September 30, 2021.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The table below sets forth information regarding our purchases of our common shares during the quarterly period ended September 30, 2021:

			Total
			Number of
			Shares
			Purchased as
			Part of	Maximum Dollar
	Total		Publicly	Value of Shares
	Number	Average	Announced	that May Yet Be
	of Shares	Price Paid	Plans or	Purchased Under the
Period	Purchased	Per Share	Programs	Plan or Programs
July 1 to 31, 2021	208,172	$12.98	—	$31,017,308
August 1 to 31, 2021	162,137	11.95	—	29,468,551
September 1 to 30, 2021	164,277	11.70	—	27,548,007
Total	534,586	$12.27	—	$27,548,007

Purchases of our common shares during the quarterly period ended September 30, 2021 represent share repurchases under our Common Share Repurchase Program and common shares reacquired in satisfaction of tax withholding obligations upon vesting of employee restricted equity awards.

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

Dorian LPG Ltd.
(Registrant)

Date: November 2, 2021	/s/ John C. Hadjipateras
John C. Hadjipateras
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 2, 2021	/s/ Theodore B. Young
Theodore B. Young
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)