Form 10-Q
period 2021-12-31
DORIAN LPG LTD.
filed 2022-02-03
CIK 1596993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

As of January 31, 2022, there were 40,138,956 shares of the registrant’s common stock outstanding.

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

These risks include the risks that are identified in the “Risk Factors” section of this quarterly report and of our Annual Report on Form 10-K for the fiscal year ended March 31, 2021, and also include, among others, risks associated with the following:

●	our future operating or financial results;

●	our business strategies, including with respect to acquisitions and chartering, and expected capital spending or operating expenses, as well as any difficulty we may have in managing planned growth properly;

●	shipping trends, including changes in charter rates applicable to alternative propulsion technologies, scrubber equipped and non-scrubber equipped vessels, scrapping rates and vessel and other asset values;

●	changes in trading patterns that impact tonnage requirements;

●	compliance with laws, treaties, rules, regulations and policies (including amendments or other changes thereto) applicable to the liquefied petroleum gas, or LPG, shipping industry, including, without limitation, legislation adopted by international organizations such as the International Maritime Organization and the European Union or by individual countries, as well as the impact and costs of our compliance with, and the potential of liability under, such laws, treaties, rules, regulations and policies;

●	the timing, cost and prospects of purchasing, installing and operating exhaust gas cleaning systems (commonly referred to as “scrubbers”) to reduce sulfur emissions on certain of our vessels;

●	charterers’ increasing emphasis on environmental and safety concerns and investors’ increasing scrutiny and changing expectations with respect to public company Environmental, Social and Governance policies;

●	general economic conditions and specific economic conditions in the oil and natural gas industry and the countries and regions where LPG is produced and consumed;

●	completion of infrastructure projects to support marine transportation of LPG, including export terminals and pipelines;

●	factors affecting supply of and demand for LPG, LPG shipping, and LPG vessels, including, among other things: the production levels, price and worldwide consumption and storage of oil, refined petroleum products and natural gas, including production from United States shale fields; any oversupply of or limited demand for LPG vessels comparable to ours or higher specification vessels; trade conflicts and the imposition of tariffs or otherwise on LPG or LPG products resulting from domestic and international political and geopolitical conditions; and shifts in consumer demand from LPG towards other energy sources;

●	any decrease in the value of the charter-free market values of our vessels or reduction in our charter hire rates and profitability associated with such vessels as a result of increase in the supply of or decrease in the demand for LPG, LPG shipping or LPG vessels;

●	business disruptions, including supply chain issues, due to natural or other disasters, or otherwise;

●	greater than anticipated levels of LPG vessel newbuilding orders or lower than anticipated rates of LPG vessel scrapping;

●	the aging of the Company’s fleet which could result in increased operating costs, impairment or loss of hire;

●	our ability to profitably employ our vessels, including vessels participating in the Helios Pool (defined below);

●	unavailability of spot charters and the volatility of prevailing spot market charter rates, which may affect our ability to realize the expected benefits from our time chartered-in vessels, including those in the Helios Pool;

●	failure of our charterers or other counterparties to meet their obligations under our charter agreements;

●	shareholders’ reliance on us to enforce our rights against contract counterparties;

●	competition in the LPG shipping industry, including our ability to compete successfully for future chartering opportunities and newbuilding opportunities (if any);

●	future purchase prices of newbuildings and secondhand vessels and timely deliveries of such vessels (if any) and, relatedly, the risks associated with the purchase of second-hand vessels;

●	the performance of the Helios Pool, including the failure of its significant customers to perform their obligations and the loss or reduction in business from its significant customers (or if the same were to occur with respect to our significant customers);

●	the availability of (and our ability to obtain such) financing and refinancing to fund capital expenditures, acquisitions and other general corporate purposes, the terms of such financing and our ability to comply with the restrictions and other covenants set forth in our existing and future debt agreements and financing arrangements (and to repay or refinance our existing debt and settling of interest rate swaps, if any);

●	our costs, including crew wages, insurance, provisions, repairs and maintenance, general and administrative expenses, drydocking, and bunker prices, as applicable;

●	any inability to retain and recruit qualified key executives, key employees, key consultants or skilled workers and, relatedly, our dependence on key personnel and the availability of skilled workers and the related labor costs;

●	the potential difference in interests between or among certain of our directors, officers, key executives and shareholders;

●	quality and efficiency requirements from customers and developments regarding the technologies relating to oil exploration and the effects of new products and new technology in our industry, including with respect to equipment propulsion and overall vessel efficiency;

●	potential changes in regulation that would require the installation of Engine Power Limitation (EPL) systems on our vessels to reduce fuel use and carbon emissions, and increase the level of energy efficiency;

●	operating hazards in the maritime transportation industry, including accidents, political events, public health threats (including the outbreak of communicable diseases), international hostilities and instability, armed conflict, piracy, attacks on vessels or other petroleum-related infrastructures and acts by terrorists, which may cause potential disruption of shipping routes;

●	the length and severity of the ongoing coronavirus outbreak (COVID-19), including its impact on the demand for commercial seaborne transportation of LPG and the condition of financial markets and the potential knock-on impacts to our global operations;

●	the adequacy of our insurance coverage in the event of a catastrophic event;

●	the failure to protect our information systems against security breaches, or the failure or unavailability of these systems for a significant period;

●	the arresting or attachment of one or more of our vessels by maritime claimants;

●	compliance with and changes to governmental, tax, environmental and safety laws and regulations, which may add to our costs or the costs of our customers;

●	fluctuations in currencies and interest rates and the impact of the discontinuance of the London Interbank Offered Rate for U.S. Dollars, or LIBOR, after June 30, 2023 on any of our debt referencing LIBOR in the interest rate;

●	compliance with the United States Foreign Corrupt Practices Act of 1977, the United Kingdom Bribery Act 2010, or other applicable regulations relating to bribery;

●	the volatility of the price of shares of our common stock (our “common shares”) and future sales of our common shares;

●	our incorporation under the laws of the Republic of the Marshall Islands and the different rights to relief that may be available compared to other countries, including the United States;

●	congestion at or blockages of ports or canals;

●	any developments in the existing Panama Canal transportation structure as a result of the study announced by the Panamanian government and Energy Transfer LP to analyze the prospects of building an LPG pipeline, potentially running beside the existing Panama Canal and linking the Atlantic Ocean with the Pacific Ocean;

●	if we are required to pay tax on U.S. source income;

●	if we are treated as a “passive foreign investment company”; and

●	other factors detailed in this report and from time to time in our periodic reports.

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

Dorian LPG Ltd.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dorian LPG Ltd.

Unaudited Condensed Consolidated Balance Sheets

(Expressed in United States Dollars, except for share data)

	As of	As of
	December 31, 2021	March 31, 2021
Assets
Current assets
Cash and cash equivalents	$115,807,905	$79,330,007
Restricted cash—current	—	5,315,951
Trade receivables, net and accrued revenues	—	202,221
Due from related parties	47,487,533	56,191,375
Inventories	2,361,139	2,007,464
Vessel held for sale	43,417,348	—
Prepaid expenses and other current assets	8,384,018	10,296,229
Total current assets	217,457,943	153,343,247
Fixed assets
Vessels, net	1,252,405,737	1,377,028,255
Vessels under construction	16,167,470	—
Other fixed assets, net	84,799	148,836
Total fixed assets	1,268,658,006	1,377,177,091
Other non-current assets
Deferred charges, net	10,537,511	10,158,202
Due from related parties—non-current	20,900,000	23,100,000
Restricted cash—non-current	78,946	81,241
Operating lease right-of-use assets	10,517,796	17,672,227
Other non-current assets	94,580	82,837
Total assets	$1,528,244,782	$1,581,614,845
Liabilities and shareholders’ equity
Current liabilities
Trade accounts payable	$9,271,885	$9,831,328
Accrued expenses	3,906,423	8,765,264
Due to related parties	360,682	117,803
Deferred income	1,628,133	853,983
Derivative instruments	205,869	1,100,529
Current portion of long-term operating lease liabilities	9,704,781	9,591,447
Current portion of long-term debt	69,530,028	51,820,283
Dividends payable	247,090	—
Total current liabilities	94,854,891	82,080,637
Long-term liabilities
Long-term debt—net of current portion and deferred financing fees	506,737,795	539,651,761
Long-term operating lease liabilities	802,793	8,080,995
Derivative instruments	144,057	3,454,862
Other long-term liabilities	1,514,183	1,521,260
Total long-term liabilities	509,198,828	552,708,878
Total liabilities	604,053,719	634,789,515
Commitments and contingencies
Shareholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued nor outstanding	—	—
Common stock, $0.01 par value, 450,000,000 shares authorized, 51,275,609 and 51,071,409 shares issued, 40,138,956 and 41,493,275 shares outstanding (net of treasury stock), as of December 31, 2021 and March 31, 2021, respectively	512,757	510,715
Additional paid-in-capital	759,390,376	756,776,217
Treasury stock, at cost; 11,136,653 and 9,578,134 shares as of December 31, 2021 and March 31, 2021, respectively	(121,226,936)	(99,862,114)
Retained earnings	285,514,866	289,400,512
Total shareholders’ equity	924,191,063	946,825,330
Total liabilities and shareholders’ equity	$1,528,244,782	$1,581,614,845

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Dorian LPG Ltd.

Unaudited Condensed Consolidated Statements of Operations

(Expressed in United States Dollars)

	Three months ended		Nine months ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Revenues
Net pool revenues—related party	$62,856,243	$82,659,967	$174,739,894	$199,312,944
Time charter revenues	5,301,134	4,665,664	15,915,876	13,928,732
Other revenues, net	442,405	1,153,393	3,981,608	3,112,949
Total revenues	68,599,782	88,479,024	194,637,378	216,354,625
Expenses
Voyage expenses	779,746	752,404	3,200,751	2,426,518
Charter hire expenses	4,917,012	4,392,132	10,829,050	13,626,580
Vessel operating expenses	18,205,762	19,202,291	56,916,054	58,027,558
Depreciation and amortization	16,859,224	17,253,447	50,771,237	51,346,574
General and administrative expenses	5,867,454	5,548,526	23,257,989	22,764,312
Total expenses	46,629,198	47,148,800	144,975,081	148,191,542
Gain on disposal of vessel	—	—	3,466,210	—
Other income—related parties	580,388	545,311	1,793,663	1,646,014
Operating income	22,550,972	41,875,535	54,922,170	69,809,097
Other income/(expenses)
Interest and finance costs	(7,412,231)	(6,087,193)	(18,619,712)	(21,839,573)
Interest income	53,792	53,197	279,195	269,381
Unrealized gain on derivatives	3,056,741	479,534	4,205,465	3,952,414
Realized loss on derivatives	(895,782)	(760,991)	(2,714,337)	(3,696,915)
Other gain/(loss), net	(772,607)	265,182	(1,520,993)	36,815
Total other income/(expenses), net	(5,970,087)	(6,050,271)	(18,370,382)	(21,277,878)
Net income	$16,580,885	$35,825,264	$36,551,788	$48,531,219

Weighted average shares outstanding:
Basic	39,890,674	50,255,908	40,305,902	50,511,473
Diluted	40,025,399	50,368,392	40,460,665	50,605,985

Earnings per common share—basic	$0.42	$0.71	$0.91	$0.96
Earnings per common share—diluted	$0.41	$0.71	$0.90	$0.96

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Dorian LPG Ltd.

Unaudited Condensed Consolidated Statements of Shareholders’ Equity

(Expressed in United States Dollars, except for number of shares)

	Number of			Additional
	common	Common	Treasury	paid-in	Retained
	shares	stock	stock	capital	Earnings	Total
Balance, April 1, 2020	59,083,290	$590,833	$(87,183,865)	$866,809,371	$196,835,859	$977,052,198
Net income for the period	—	—	—	—	12,168,005	12,168,005
Restricted share award issuances	351,629	3,516	—	(3,516)	—	—
Stock-based compensation	—	—	—	1,930,902	—	1,930,902
Purchase of treasury stock	—	—	(1,198,214)	—	—	(1,198,214)
Balance, June 30, 2020	59,434,919	$594,349	$(88,382,079)	$868,736,757	$209,003,864	$989,952,891
Net income for the period	—	—	—	—	537,950	537,950
Restricted share award issuances	15,100	151	—	(151)	—	—
Stock-based compensation	—	—	—	406,721	—	406,721
Purchase of treasury stock	—	—	(1,306,388)	—	—	(1,306,388)
Balance, September 30, 2020	59,450,019	$594,500	$(89,688,467)	$869,143,327	$209,541,814	$989,591,174
Net income for the period	—	—	—	—	35,825,264	35,825,264
Restricted share award issuances	15,105	151	—	(151)	—	—
Stock-based compensation	—	—	—	530,068	—	530,068
Purchase of treasury stock	—	—	(10,173,647)	—	—	(10,173,647)
Balance, December 31, 2020	59,465,124	$594,651	$(99,862,114)	$869,673,244	$245,367,078	$1,015,772,859

	Number of			Additional
	common	Common	Treasury	paid-in	Retained
	shares	stock	stock	capital	Earnings	Total
Balance, April 1, 2021	51,071,409	$510,715	$(99,862,114)	$756,776,217	$289,400,512	$946,825,330
Net income for the period	—	—	—	—	5,869,100	5,869,100
Restricted share award issuances	15,800	158	—	(158)	—	—
Stock-based compensation	—	—	—	647,124	—	647,124
Purchase of treasury stock	—	—	(14,793,180)	—	—	(14,793,180)
Balance, June 30, 2021	51,087,209	$510,873	$(114,655,294)	$757,423,183	$295,269,612	$938,548,374
Net income for the period	—	—	—	—	14,101,803	14,101,803
Restricted share award issuances	188,400	1,884	—	(1,884)	—	—
Dividend	—	—	—	—	(40,437,434)	(40,437,434)
Stock-based compensation	—	—	—	1,290,254	—	1,290,254
Purchase of treasury stock	—	—	(6,553,707)	—	—	(6,553,707)
Balance, September 30, 2021	51,275,609	$512,757	$(121,209,001)	$758,711,553	$268,933,981	$906,949,290
Net income for the period	—	—	—	—	16,580,885	16,580,885
Stock-based compensation	—	—	—	678,823	—	678,823
Purchase of treasury stock	—	—	(17,935)	—	—	(17,935)
Balance, December 31, 2021	51,275,609	$512,757	$(121,226,936)	$759,390,376	$285,514,866	$924,191,063

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Dorian LPG Ltd.

Unaudited Condensed Consolidated Statements of Cash Flows

(Expressed in United States Dollars)

	Nine months ended
	December 31, 2021	December 31, 2020
Cash flows from operating activities:
Net income	$36,551,788	$48,531,219
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,771,237	51,346,574
Amortization of operating lease right-of-use assets	7,148,483	6,876,606
Amortization of financing costs	3,232,626	4,005,265
Unrealized gain on derivatives	(4,205,465)	(3,952,414)
Stock-based compensation expense	2,616,201	2,867,691
Gain on disposal of vessel	(3,466,210)	—
Unrealized foreign currency (gain)/loss, net	205,279	(236,303)
Other non-cash items, net	1,342,894	(411,380)
Changes in operating assets and liabilities
Trade receivables, net and accrued revenue	202,221	820,414
Prepaid expenses and other current assets	(960,151)	(1,755,118)
Due from related parties	10,148,374	(9,152,171)
Inventories	(408,693)	(134,090)
Other non-current assets	(11,743)	1,471,650
Operating lease liabilities—current and long-term	(7,158,734)	(6,877,479)
Trade accounts payable	(352,460)	(37,288)
Accrued expenses and other liabilities	(3,998,726)	(863,951)
Due to related parties	242,879	(183,387)
Payments for drydocking costs	(3,128,235)	(4,720,105)
Net cash provided by operating activities	88,771,565	87,595,733
Cash flows from investing activities:
Payments for vessels under construction and vessel capital expenditures	(22,225,882)	(9,301,455)
Purchase of investment securities	(2,250,681)	(488,231)
Proceeds from sale of investment securities	3,742,429	—
Proceeds from maturity of short-term investments	—	15,000,000
Proceeds from disposal of vessel	43,283,021	—
Payments to acquire other fixed assets	—	(11,566)
Net cash provided by investing activities	22,548,887	5,198,748
Cash flows from financing activities:
Proceeds from long-term debt borrowings	83,400,000	55,378,172
Repayment of long-term debt borrowings	(100,526,209)	(86,463,325)
Repurchase of common stock	(21,346,885)	(11,659,822)
Financing costs paid	(1,357,545)	(3,997,015)
Dividend paid	(40,210,344)	—
Net cash used in financing activities	(80,040,983)	(46,741,990)
Effects of exchange rates on cash and cash equivalents	(119,817)	237,011
Net increase in cash, cash equivalents, and restricted cash	31,159,652	46,289,502
Cash, cash equivalents, and restricted cash at the beginning of the period	84,727,199	87,389,127
Cash, cash equivalents, and restricted cash at the end of the period	$115,886,851	$133,678,629

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Dorian LPG Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

(Expressed in United States Dollars)

1. Basis of Presentation and General Information

Dorian LPG Ltd. (“Dorian”) was incorporated on July 1, 2013 under the laws of the Republic of the Marshall Islands, is headquartered in the United States, and is engaged in the transportation of liquefied petroleum gas (“LPG”) worldwide. Specifically, Dorian and its subsidiaries (together “we”, “us”, “our”, or the “Company”) are focused on owning and operating very large gas carriers (“VLGCs”), each with a cargo carrying capacity of greater than 80,000 cbm, in the LPG shipping industry. As of December 31, 2021, our fleet consists of twenty-three VLGCs, including nineteen fuel-efficient 84,000 cbm ECO-design VLGCs (“ECO-VLGCs”), two 82,000 cbm VLGCs and two time chartered-in ECO-VLGCs. As of December 31, 2021, thirteen of our ECO-VLGCs, including one of our time chartered-in ECO-VLGCs, are equipped with exhaust gas cleaning systems (commonly referred to as “scrubbers”) to reduce sulfur emissions. We provide in-house commercial management services for all of our vessels, including our vessels deployed in the Helios Pool (defined below), which may also receive commercial management services from Phoenix (defined below). Excluding our time chartered-in vessels, we provide in-house technical management services for all of our vessels, including our vessels deployed in the Helios Pool (defined below).

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

Our subsidiaries as of December 31, 2021, which are all wholly-owned and are incorporated in the Republic of the Marshall Islands (unless otherwise noted), are listed below.

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

Management and Other Subsidiaries

Subsidiary
Dorian LPG Management Corp.
Dorian LPG (USA) LLC (incorporated in USA)
Dorian LPG (UK) Ltd. (incorporated in UK)
Dorian LPG Finance LLC
Occident River Trading Limited (incorporated in UK)
Dorian LPG (DK) ApS (incorporated in Denmark)
Dorian LPG Chartering LLC
Dorian LPG FFAS LLC
CMNL LPG Transport LLC
(1)	CBM: Cubic meters, a standard measure for LPG tanker capacity
(2)	Operated pursuant to a bareboat charter agreement. Refer to Note 8 below for further information.
(3)	Upon delivery, the applicable vessel will be operated pursuant to a bareboat charter agreement. Refer to Note 16 below for further information.
(4)	The applicable vessel is expected to be delivered in calendar year 2023.

COVID-19

Since the beginning of calendar year 2020, the outbreak of the COVID-19 pandemic has negatively affected economic conditions, the supply chain, the labor market, the demand for certain shipped goods regionally as well as globally and may otherwise impact our operations and the operations of our customers and suppliers. Governments and governmental agencies have taken numerous actions in an attempt to mitigate the spread of the COVID-19 virus, including travel bans, quarantines, and other emergency public health measures, and a number of countries implemented lockdown measures. These measures resulted in a significant reduction in global economic activity and extreme volatility in the global financial markets. Though some of these measures were relaxed, certain governments may reinstate similar or other measures in the wake of the spread of the COVID-19 virus and its related variants. If the COVID-19 pandemic continues on a prolonged basis or becomes more severe, including as a result of variants of COVID-19, the adverse impact on the global economy and the shipping industry may deteriorate and our operations and cash flows may be negatively impacted. The extent of COVID-19’s impact on our financial and operational results, which could be material, will depend on the duration and severity of the pandemic, vaccination rates among the population, the effectiveness of COVID-19 vaccines against COVID-19 and its variants, and other governmental responses. Any new uncertainties regarding the economic impact of the COVID-19 pandemic may likely to result in market turmoil, which could also negatively impact our business, financial condition and cash flows. Over the course of the pandemic, governments approved large stimulus packages to mitigate the effects of the sudden decline in economic activity caused by the pandemic; however, we cannot predict the extent to which these measures will be sufficient to continue to sustain the business and financial condition of companies in the shipping industry. We have experienced increases in crew wages and related costs, particularly in crew travel and medical costs, as a result of COVID-19.

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

Dorian LPG (USA) LLC and its subsidiaries entered into an agreement with DHSA, retroactive to July 2014 and superseding an agreement between Dorian LPG (UK) Ltd. and DHSA, for the provision by Dorian LPG (USA) LLC and its subsidiaries of certain chartering and marine operation services to DHSA, for which income was earned and included in “Other income-related parties” totaling less than $0.1 million for both the three months ended December 31, 2021 and 2020 and $0.1 million for both the nine months ended December 31, 2021 and 2020.

As of December 31, 2021, $1.0 million was due from DHSA and included in “Due from related parties” in the unaudited interim condensed consolidated balance sheets. As of March 31, 2021, $1.0 million was due from DHSA and included in “Due from related parties” in the audited consolidated balance sheets.

Helios LPG Pool LLC

On April 1, 2015, Dorian and Phoenix began operations of the Helios Pool, which entered into pool participation agreements for the purpose of establishing and operating, as charterer, under variable rate time charters to be entered into with owners or disponent owners of VLGCs, a commercial pool of VLGCs whereby revenues and expenses are shared. We hold a 50% interest in the Helios Pool as a joint venture with Phoenix and all significant rights and obligations are equally shared by both parties. All profits of the Helios Pool are distributed to the pool participants based on pool points assigned to each vessel as variable charter hire and, as a result, there are no profits available to the equity investors as a share of equity. We have determined that the Helios Pool is a variable interest entity as it does not have sufficient equity at risk. We do not consolidate the Helios Pool because we are not the primary beneficiary and do not have a controlling financial interest. In consideration of Accounting Standards Codification (“ASC”) 810-10-50-4e, the significant factors considered and judgments made in determining that the power to direct the activities of the Helios Pool that most significantly impact the entity’s economic performance are shared, in that all significant performance activities which relate to approval of pool policies and strategies related to pool customers and the marketing of the pool for the procurement of customers for the pool vessels, addition of new pool vessels and the pool cost management, require unanimous board consent from a board consisting of two members from each joint venture investor. Further, in accordance with the guidance in ASC 810-10-25-38D, the Company and Phoenix are not related parties as defined in ASC 850 nor are they de facto agents pursuant to ASC 810-10, the power over the significant activities of the Helios Pool is shared, and no party is the primary beneficiary in the Helios Pool, or has a controlling financial interest. As of December 31, 2021, the Helios Pool operated twenty-four VLGCs, including twenty-one vessels from our fleet (including two vessels time chartered-in from  related parties) and three Phoenix vessels.

As of December 31, 2021, we had net receivables from the Helios Pool of $67.0 million (net of an amount due to Helios Pool of $0.3 million which is reflected under “Due to related Parties”), including $23.1 million of working capital contributed for the operation of our vessels in the pool (of which $2.2 million was classified as current). As of March 31, 2021, we had net receivables from the Helios Pool of $78.1 million (net of an amount due to Helios Pool of $0.1 million which is reflected under “Due to related Parties”), including $24.2 million of working capital contributed for the operation of our vessels in the pool (of which $1.1 million was classified as current). Our maximum exposure to losses from the pool as of December 31, 2021 is limited to the receivables from the pool. The Helios Pool does not have any third-party debt obligations. The Helios Pool has entered into commercial management agreements with each of Dorian LPG (UK) Ltd. and Phoenix as commercial managers and has appointed both commercial managers as the exclusive commercial managers of pool vessels. Dorian LPG (DK) ApS has assumed the responsibilities of Dorian LPG (UK) Ltd. under these commercial management agreements with the consolidation of our Copenhagen, Denmark and London, United Kingdom offices. Fees for commercial management services earned by Dorian LPG (DK) ApS are included in “Other income-related parties” in the unaudited interim condensed consolidated statement of operations and were $0.5 million for both the three months ended December 31, 2021, and 2020, and $1.6 million and $1.5 million for the nine months ended December 31, 2021, and 2020, respectively. Additionally, we receive a fixed reimbursement of expenses such as costs for security guards and war risk insurance for vessels operating in high risk areas from the Helios Pool, for which we earned $0.4 million and $0.9 million for the three months ended December 31, 2021, and 2020, respectively, and $1.9 million and $2.9 million for the nine months ended December 31, 2021, and 2020, respectively, and are included in “Other revenues, net” in the unaudited interim condensed consolidated statements of operations.

Through our vessel owning subsidiaries, we have chartered vessels to the Helios Pool during the nine months ended December 31, 2021 and 2020. The time charter revenue from the Helios Pool is variable depending upon the net results of the pool, operating days and pool points for each vessel. The Helios Pool enters into voyage and time charters with external parties and receives freight and related revenue and, where applicable, incurs voyage costs such as bunkers, port costs and commissions. At the end of each month, the Helios Pool calculates net pool revenues using gross revenues, less voyage expenses of all pool vessels, less fixed time charter hire for any chartered-in vessels, less the general and administrative expenses of the pool as variable rate time charter hire for the relevant vessel to participants based on pool points (vessel attributes such as cargo carrying capacity, scrubber-equipped, fuel consumption, and speed are taken into consideration) and number of days the vessel participated in the pool in the period. Net pool revenues, less any amounts required for working capital of the Helios Pool, are distributed, to the extent they have been collected from third-party customers of the Helios Pool. We recognize net pool revenues on a monthly basis, when each relevant vessel has participated in the pool during the period and the amount of net pool revenues for the month can be estimated reliably. Revenue earned from the Helios Pool is presented in Note 13.

4. Deferred Charges, Net

The analysis and movement of deferred charges is presented in the table below:

Drydocking
costs
Balance, April 1, 2021	$10,158,202
Additions	2,876,379
Disposals	(74,561)
Transfer to vessel held for sale	(224,291)
Amortization	(2,198,218)
Balance, December 31, 2021	$10,537,511

5. Vessels, Net

		Accumulated
	Cost	depreciation	Net book Value
Balance, April 1, 2021	$1,762,657,830	$(385,629,575)	$1,377,028,255
Other additions	5,980,471	—	5,980,471
Transfer to vessel held for sale	(68,845,783)	25,652,725	(43,193,058)
Disposals	(62,311,861)	23,410,912	(38,900,949)
Depreciation	—	(48,508,982)	(48,508,982)
Balance, December 31, 2021	$1,637,480,657	$(385,074,920)	$1,252,405,737

Additions to vessels, net mainly consisted of scrubber purchase and installation costs and other capital improvements for certain of our VLGCs during the nine months ended December 31, 2021. Our vessels, with a total carrying value of $1,212.3 million and $1,337.4 million as of December 31, 2021 and March 31, 2021, respectively, are first-priority mortgaged as collateral for our long-term debt (refer to Note 8 below). Captain John NP is our only VLGC that is not first-priority mortgaged as collateral for our long-term debt as of December 31, 2021 and Captain Markos NL was our only VLGC that was not first priority mortgaged as collateral for our long-term debt as of March 31, 2021. No impairment loss was recorded for the periods presented.

In September 2021, we completed the sale of the 2006-built VLGC Captain Markos NL and recognized a gain of $3.5 million during the nine months ended December 31, 2021.

6. Vessel Held For Sale

In December 2021, we determined that the sale of our 2008-built VLGC Captain Nicholas ML was probable within twelve months and reclassified the vessel to vessel held for sale. No gain or loss has been recorded as of December 31, 2021 and we have suspended the recognition of depreciation of the vessel. The carrying value of the vessel totaled $43.4 million, which we reclassified to current assets on our unaudited interim condensed consolidated balance sheets as of December 31, 2021. Additionally, as of December 31, 2021, Captain Nicholas ML was encumbered under the CNML Japanese Financing, which we subsequently repaid on January 26, 2022. See Note 8 for further details on the CNML Japanese Financing.

7. Vessel Under Construction

As further described in Note 16, we have entered into a thirteen-year bareboat charter agreement for a newbuilding dual-fuel VLGC that is expected to be delivered from Kawasaki Heavy Industries in March 2023. The analysis and movement of vessel under construction is presented in the table below:

Balance, April 1, 2021	$—
Installment payments	16,000,000
Other capitalized expenditures	102,904
Capitalized interest	64,566
Balance, December 31, 2021	$16,167,470

8. Long-term Debt

2015 AR Facility

Refer to Note 9 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2021 for information on our $758 million debt financing facility that we entered into in March 2015 with a group of banks and financial institutions (the “2015 Facility”), and the amendment and restatement of the 2015 Facility (the “2015 AR Facility”) on April 29, 2020. On December 29, 2021, we prepaid $47.2 million of the 2015 AR Facility’s then outstanding principal related to the Commander and Constellation using proceeds from the BALCAP Facility (defined below).

We were in compliance with all financial covenants as of December 31, 2021.

BALCAP Facility

On December 29, 2021, we completed the refinancing of our indebtedness secured by the VLGCs Constellation and Commander through a new loan facility entered into between, among others, Constellation LPG Transport LLC and Commander LPG Transport LLC, as borrowers, and Banc of America Leasing & Capital, LLC, Pacific Western Bank, Raymond James Bank, a Florida chartered bank and City National Bank of Florida, as lenders (“BALCAP Facility”). The financing has a 3.78% fixed interest rate, a term of five years, a face amount of $83.4 million, and a fixed monthly, mortgage-style payment of $0.9 million with a balloon payment of $44.1 million in December 2026. We received $34.9 million of net cash proceeds after repayment of debt under the 2015 AR Facility related to those vessels and fees and expenses related to the refinancing transaction.

The  BALCAP Facility is secured by, among other things, (i) first priority Bahamian mortgages on the vessels financed and deeds of covenant collateral thereto; (ii) first priority assignments of all of the financed vessels’ insurances, earnings and requisition compensation; (iii) first priority security interests in respect of all of the equity interests of the borrowers; (iv) subordination of the rights of any technical ship manager in the proceeds of any insurances of the financed vessels; (v) an assignment by each borrower of any deposit account opened by it in accordance with the facility; and (vi) a guaranty by the Company guaranteeing the obligations of the borrowers under the facility agreement. In addition, we must ensure that the aggregate fair market value of Constellation and Commander is at least 125% of the outstanding principal balance of the loan under the BALCAP Facility.

The corporate financial covenants related to the BALCAP Facility are identical to those in the 2015 AR Facility. We were in compliance with all financial covenants as of December 31, 2021.

Corsair Japanese Financing

Refer to Note 9 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2021 for information on the refinancing of our 2014-built VLGC, Corsair, pursuant to a memorandum of agreement and a bareboat charter agreement (the “Corsair Japanese Financing”).

Concorde Japanese Financing

Refer to Note 9 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2021 for information on the refinancing of our 2015-built VLGC, Concorde, pursuant to a memorandum of agreement and a bareboat charter agreement (the “Concorde Japanese Financing”).

Corvette Japanese Financing

Refer to Note 9 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2021 for information on the refinancing of our 2015-built VLGC, Corvette, pursuant to a memorandum of agreement and a bareboat charter agreement (the “Corvette Japanese Financing”).

CMNL/CJNP Japanese Financing

Refer to Note 9 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2021 for information on the refinancing our 2007-built VLGC, Captain John NP, pursuant to a memorandum of agreement and a bareboat charter agreement (the “CMNL/CJNP Japanese Financing”). On November 30, 2021, we completed the repurchase of Captain John NP and repaid the CMNL/CJNP Japanese Financing for $15.8 million in cash and application of the deposit amount of $25.2 million, which had been retained by the buyer in connection with the financing towards the repurchase of the vessel.

CNML Japanese Financing

Refer to Note 9 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2021 for information on the refinancing our 2008-built VLGC, Captain Nicholas ML, pursuant to a memorandum of agreement and a bareboat charter agreement (the “CNML Japanese Financing”). On October 24, 2021, we exercised our repurchase option under the CNML Japanese Financing by providing a three-month notice to the owners of Captain Nicholas ML of our intent to repurchase the vessel for approximately $17.8 million in cash and application of the deposit amount of $27.9 million, which had been retained by the buyer in connection with the CNML Japanese Financing, towards the repurchase of the vessel. We have reclassified $16.4 million from long-term debt to current portion of long-term debt as the repurchase transaction was completed on January 26, 2022.

Cresques Japanese Financing

Refer to Note 9 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2021 for information on the refinancing our 2015-built VLGC, Cresques, pursuant to a memorandum of agreement and a bareboat charter agreement (the “Cresques Japanese Financing”).

Debt Obligations

The table below presents our debt obligations:

	December 31, 2021	March 31, 2021
2015 AR Facility
Commercial Financing	$134,396,466	$155,205,698
KEXIM Direct Financing	68,911,186	89,474,512
KEXIM Guaranteed	72,958,655	93,997,081
K-sure Insured	35,828,187	46,333,895
Total 2015 AR Facility	$312,094,494	$385,011,186

Japanese Financings
Corsair Japanese Financing	$38,458,334	$40,895,833
Concorde Japanese Financing	43,076,923	45,500,000
Corvette Japanese Financing	43,615,385	46,038,462
CMNL/CJNP Japanese Financing	—	16,706,845
CNML Japanese Financing	17,801,637	18,855,655
Cresques Japanese Financing	46,515,000	49,080,000
Total Japanese Financings	$189,467,279	$217,076,795

BALCAP Facility	$83,400,000	$—

Total debt obligations	$584,961,773	$602,087,981
Less: deferred financing fees	8,693,950	10,615,937
Debt obligations—net of deferred financing fees	$576,267,823	$591,472,044

Presented as follows:
Current portion of long-term debt	$69,530,028	$51,820,283
Long-term debt—net of current portion and deferred financing fees	506,737,795	539,651,761
Total	$576,267,823	$591,472,044

Deferred Financing Fees

The analysis and movement of deferred financing fees is presented in the table below:

Financing
costs
Balance, April 1, 2021	$10,615,937
Additions	1,310,639
Amortization	(3,232,626)
Balance, December 31, 2021	$8,693,950

9. Leases

Time charter-in contracts

During the nine months ended December 31, 2021, we time chartered-in a VLGC that was delivered to us in October 2021 with a duration of 12 months with no option periods. Therefore, this operating lease was excluded from operating lease right-of-use asset and lease liability recognition on our consolidated balance sheets. As of December 31, 2021, right-of-use assets and lease liabilities of $10.2 million were recognized on our balance sheets related to one VLGC that we had previously time chartered-in for a period of greater than 12 months. Our time chartered-in VLGCs were deployed in the Helios Pool and earned net pool revenues of $5.5 million and $8.7 million for the three months ended December 31, 2021 and 2020, respectively, and $12.3 million and $20.2 million for the nine months ended December 31, 2021 and 2020, respectively.

Charter hire expenses for the VLGCs time chartered in were as follows:

	Three months ended		Nine months ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Charter hire expenses	$4,917,012	$4,392,132	$10,829,050	$13,626,580

Office leases

We currently have operating leases for our offices in Stamford, Connecticut, USA; London, United Kingdom; Copenhagen, Denmark; and Athens, Greece, which we determined to be operating leases and record the lease expense as part of general and administrative expenses in our consolidated statements of operations. During the nine months ended December 31, 2021, we did not enter into any new office lease contracts.

Operating lease rent expense related to our office leases was as follows:

	Three months ended		Nine months ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Operating lease rent expense	$148,384	$139,568	$464,394	$401,435

For our office leases and time charter-in arrangement, the discount rate used ranged from 3.82% to 5.53%. The weighted average discount rate used to calculate the lease liability was 3.88%. The weighted average remaining lease term of our office leases and time chartered-in vessel as of December 31, 2021 is 12.9 months.

Our operating lease right-of-use asset and lease liabilities as of December 31, 2021 were as follows:

Description	Location on Balance Sheet	December 31, 2021
Assets:
Office leases	Operating lease right-of-use assets	$303,810
Time charter-in VLGCs	Operating lease right-of-use assets	$10,213,986

Liabilities:
Current
Office Leases	Current portion of long-term operating leases	$291,241
Time charter-in VLGCs	Current portion of long-term operating leases	$9,413,540

Long-term
Office Leases	Long-term operating leases	$2,347
Time charter-in VLGCs	Long-term operating leases	$800,446

Maturities of operating lease liabilities as of December 31, 2021 were as follows:

Less than one year	$9,923,917
One to three years	819,233
Total undiscounted lease payments	10,743,150
Less: imputed interest	(235,576)
Carrying value of operating lease liabilities	$10,507,574

10. Dividends

On July 30, 2021, we announced that our Board of Directors declared a cash dividend of $1.00 per share of the Company’s common stock to all shareholders of record as of the close of business on August 9, 2021, totaling $40.4 million. We paid $40.2 million on September 8, 2021 and the remaining $0.2 million is deferred until certain shares of restricted stock vest.

This was an irregular dividend. All declarations of dividends are subject to the determination and discretion of the Company’s Board of Directors based on its consideration of various factors, including the Company’s results of operations, financial condition, level of indebtedness, anticipated capital requirements, contractual restrictions, restrictions in its debt agreements, restrictions under applicable law, its business prospects and other factors that the Company’s Board of Directors may deem relevant.

11. Stock Repurchase Authority

On August 5, 2019, our Board of Directors authorized the repurchase of up to $50 million of our common shares through the period ended December 31, 2020 (the “2019 Common Share Repurchase Authority”). On February 3, 2020, our Board of Directors authorized an increase to our 2019 Common Share Repurchase Authority to repurchase up to an additional $50 million of our common shares. On December 29, 2020, our Board of Directors authorized an extension of and an increase to the remaining authorization of $41.4 million under our 2019 Common Share Repurchase Authority, which was set to expire on December 31, 2020. Following this Board action, we were authorized to repurchase up to $50.0 million of our common shares from December 29, 2020 through December 31, 2021. As of December 31, 2021, our total purchases under this authority totaled 7.0 million of our common shares for an aggregate consideration of $81.0 million. Our 2019 Common Share Repurchase Authority expired on December 31, 2021. Under this authorization, when in force, purchases were made at our discretion in the form of open market repurchase programs, privately negotiated transactions, accelerated share repurchase programs or a combination of these methods. The actual amount and timing of share repurchases are subject to capital availability, our determination that share repurchases are in the best interest of our shareholders, and market conditions. We are not obligated to make any common share repurchases.

12. Stock-Based Compensation Plans

Our stock-based compensation expense is included within general and administrative expenses in the unaudited interim condensed consolidated statements of operations and was $0.7 million and $0.5 million for the three months ended December 31, 2021 and 2020, respectively, and $2.6 million and $2.9 million for the nine months ended December 31, 2021 and 2020 respectively. Unrecognized compensation cost was $2.2 million as of December 31, 2021 and will be recognized over a remaining weighted average life of 2.02 years. For more information on our equity incentive plan, refer to Note 12 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2021.

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

A summary of the activity of restricted shares and units awarded under our equity incentive plan as of December 31, 2021 and changes during the nine months ended December 31, 2021, is as follows:

		Weighted-Average
		Grant-Date
Incentive Share/Unit Awards	Number of Shares/Units	Fair Value
Unvested as of April 1, 2021	358,171	$8.23
Granted	217,600	13.10
Vested	(242,581)	9.40
Forfeited	(4,100)	10.24
Unvested as of December 31, 2021	329,090	$10.56

13. Revenues

Revenues comprise the following:

	Three months ended		Nine months ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Net pool revenues—related party	$62,856,243	$82,659,967	$174,739,894	$199,312,944
Time charter revenues	5,301,134	4,665,664	15,915,876	13,928,732
Other revenues, net	442,405	1,153,393	3,981,608	3,112,949
Total revenues	$68,599,782	$88,479,024	$194,637,378	$216,354,625

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

14.  Financial Instruments and Fair Value Disclosures

Our principal financial assets consist of cash and cash equivalents, amounts due from related parties, investment securities, and trade accounts receivable. Our principal financial liabilities consist of long-term debt, accounts payable, amounts due to related parties, accrued liabilities, and derivative instruments.

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

Additionally, we have previously taken positions in forward freight agreements (“FFAs”) as economic hedges to reduce the risk related to vessels trading in the spot market, including vessels operating in the Helios Pool, and to take advantage of fluctuations in spot market rates. Customary requirements for trading FFAs include the maintenance of initial and variation margins based on expected volatility, open position and mark-to-market of the contracts. FFAs are recorded as assets/liabilities until they are settled. Changes in fair value prior to settlement are recorded in unrealized gain/(loss) on derivatives. Upon settlement, if the contracted charter rate is less than the average of the rates for the specified route and time period, as reported by an identified index, the seller of the FFA is required to pay the buyer the settlement sum, being an amount equal to the difference between the contracted rate and the settlement rate, multiplied by the number of days in the specified period covered by the FFA. Conversely, if the contracted rate is greater than the settlement rate, the buyer is required to pay the seller the settlement sum. Settlements of FFAs are recorded in realized gain/(loss) on derivatives. FFAs are considered Level 2 items in accordance with the fair value hierarchy. We had no outstanding FFAs as of December 31, 2021, but we have taken positions in FFAs in the past and we may do so again in the future.

The following table summarizes the location on the balance sheet of the financial assets and liabilities that are carried at fair value on a recurring basis, which comprise our financial derivatives, all of which are considered Level 2 items in accordance with the fair value hierarchy:

	December 31, 2021		March 31, 2021
	Current assets	Current liabilities	Current assets	Current liabilities
Derivatives not designated as hedging instruments	Derivative instruments	Derivative instruments	Derivative instruments	Derivative instruments
Interest rate swap agreements	$—	$205,869	$—	$1,100,529

	December 31, 2021		March 31, 2021
	Other non-current assets	Long-term liabilities	Other non-current assets	Long-term liabilities
Derivatives not designated as hedging instruments	Derivative instruments	Derivative instruments	Derivative instruments	Derivative instruments
Interest rate swap agreements	$—	$144,057	$—	$3,454,862

The effect of derivative instruments within the unaudited interim condensed consolidated statements of operations for the periods presented is as follows:

		Three months ended
Derivatives not designated as hedging instruments	Location of gain/(loss) recognized	December 31, 2021	December 31, 2020
Forward freight agreements—change in fair value	Unrealized gain/(loss) on derivatives	$—	$136,632
Interest rate swaps—change in fair value	Unrealized gain/(loss) on derivatives	3,056,741	342,902
Forward freight agreements—realized gain/(loss)	Realized loss on derivatives	—	153,919
Interest rate swaps—realized gain/(loss)	Realized loss on derivatives	(895,782)	(914,910)
Gain/(loss) on derivatives, net		$2,160,959	$(281,457)

		Nine months ended
Derivatives not designated as hedging instruments	Location of gain/(loss) recognized	December 31, 2021	December 31, 2020
Forward freight agreements—change in fair value	Unrealized gain/(loss) on derivatives	$—	$2,605,442
Interest rate swaps—change in fair value	Unrealized gain/(loss) on derivatives	4,205,465	1,346,972
Forward freight agreements—realized gain/(loss)	Realized loss on derivatives	—	(788,670)
Interest rate swaps—realized gain/(loss)	Realized loss on derivatives	(2,714,337)	(2,908,245)
Gain/(loss) on derivatives, net		$1,491,128	$255,499

As of December 31, 2021 and March 31, 2021, no fair value measurements for assets or liabilities under Level

1 or Level 3 were recognized in the consolidated balance sheets with the exception of cash and cash equivalents, restricted cash, and investment securities. We did not have any other assets or liabilities measured at fair value on a non-recurring basis during the three and nine months ended December 31, 2021 and 2020.

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

The summary of gains and losses on our investment securities included in other gain/(loss), net on our consolidated statements of operations for the periods presented is as follows:

	Three months ended
	December 31, 2021	December 31, 2020
Unrealized gain/(loss) on investment securities	$(1,179,297)	$358,678
Less: Realized gain/(loss) on investment securities	(305)	—
Net gain/(loss) on investment securities	$(1,179,602)	$358,678

	Nine months ended
	December 31, 2021	December 31, 2020
Unrealized gain/(loss) on investment securities	$(1,710,348)	$395,931
Less: Realized gain/(loss) on investment securities	447,255	—
Net gain/(loss) on investment securities	$(1,263,093)	$395,931

We have long-term bank debt and the Cresques Japanese Financing for which we believe the carrying values approximate their fair values as the loans bear interest at variable interest rates, being LIBOR, which is observable at commonly quoted intervals for the full terms of the loans, and hence are considered as Level 2 items in accordance with the fair value hierarchy. We also have long-term debt related to the Corsair Japanese Financing, Concorde Japanese Financing, Corvette Japanese Financing, CMNL/CJNP Japanese Financing, and CNML Japanese Financing (collectively, the “Japanese Financings”) and the BALCAP Facility that incur interest at a fixed-rate with amortizing principal amounts. The Japanese Financings and the BALCAP Facility are considered Level 2 items in accordance with the fair value hierarchy and the fair value of each is based on a discounted cash flow analysis using current observable interest rates. The following table summarizes the carrying value and estimated fair value of the Japanese Financings as of:

	December 31, 2021		March 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Corsair Japanese Financing	$38,458,334	$40,345,097	$40,895,833	$44,298,064
Concorde Japanese Financing	43,076,923	45,501,855	45,500,000	49,791,680
Corvette Japanese Financing	43,615,385	46,096,511	46,038,462	50,376,434
CMNL/CJNP Japanese Financing	—	—	16,706,845	18,792,993
CNML Japanese Financing	17,801,637	18,917,200	18,855,655	21,195,305
BALCAP Facility	$83,400,000	$83,400,000	$—	$—

15. Earnings Per Share (“EPS”)

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

The calculations of basic and diluted EPS for the periods presented are as follows:

	Three months ended		Nine months ended
(In U.S. dollars except share data)	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Numerator:
Net income	$16,580,885	$35,825,264	$36,551,788	$48,531,219
Denominator:
Basic weighted average number of common shares outstanding	39,890,674	50,255,908	40,305,902	50,511,473
Effect of dilutive restricted stock and restricted stock units	134,725	112,484	154,763	94,512
Diluted weighted average number of common shares outstanding	40,025,399	50,368,392	40,460,665	50,605,985
EPS:
Basic	$0.42	$0.71	$0.91	$0.96
Diluted	$0.41	$0.71	$0.90	$0.96

No shares of unvested restricted stock were excluded from the calculation of diluted EPS for the three and nine months ended December 31, 2021 and 2020.

16.  Commitments and Contingencies

Commitments under Contracts for Ballast Water Management Systems Purchases

We had contractual commitments to purchase ballast water management systems as of:

December 31, 2021
Less than one year	$405,030
Total	$405,030

Commitments under Bareboat Charter Header Agreement

On March 31, 2021, we entered into a thirteen-year bareboat charter agreement for a newbuilding dual-fuel VLGC that is expected to be delivered from Kawasaki Heavy Industries in March 2023. The structure of the financing of the newbuilding is analogous to that of our Japanese Financings in which a third-party will purchase the vessel and from whom we will bareboat charter the vessel. As part of the agreement, we control the building of the vessel and the use of the vessel after it is delivered. The vessel will be built to our specifications; we will supervise the building of the vessel to meet these specifications; and we will technically and commercially manage the vessel after its delivery. Under the agreement, we had commitments of $24.0 million of predelivery costs as well as the cost of additional features to meet our specifications and supervision costs for an aggregate total of approximately $25.0 million. As of December 31, 2021, we had approximately $9.0 million of commitments under the agreement outstanding that we expect to settle with an installment payment during the year ending March 31, 2023. Construction of the vessel commenced in December 2021.

Operating Leases

We had the following commitments as a lessee under operating leases relating to our United States, Greece, United Kingdom, and Denmark offices:

December 31, 2021
Less than one year	$217,385
Total	$217,385

Time Charter-in

During the nine months ended December 31, 2021, we time chartered-in three newbuilding dual-fuel Panamax LPG vessels with purchase options that are scheduled to be delivered in the second and third calendar quarters of 2023 for a period of seven years each and also time chartered-in a VLGC for one year that was delivered to us in October 2021. We had the following time charter-in commitments relating to VLGCs:

December 31, 2021
Less than one year	$18,119,893
One to three years	61,293,000
Three to five years	64,080,000
Thereafter	99,710,000
Total	$243,202,893

Fixed Time Charter Contracts

We had the following future minimum fixed time charter hire receipts based on non-cancelable long-term fixed time charter contracts:

December 31, 2021
Less than one year	$19,608,078
One to three years	2,150,000
Total	$21,758,078

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

In January 2021, subsequent to the delivery of one of our VLGCs on time charter, a dispute arose relating to the vessel’s readiness to lift a cargo scheduled by the charterer. The claim was settled for $4.0 million during the three months ended December 31, 2021.

17. Subsequent Events

On January 4, 2022, we announced that our Board of Directors declared a cash dividend of $1.00 per share of the Company’s common stock to all shareholders of record as of the close of business on January 14, 2022, totaling $40.1 million. We paid $39.9 million on January 25, 2022 and the remaining $0.2 million is deferred until certain shares of restricted stock vest.

This was an irregular dividend. All declarations of dividends are subject to the determination and discretion of the Company’s Board of Directors based on its consideration of various factors, including the Company’s results of operations, financial condition, level of indebtedness, anticipated capital requirements, contractual restrictions, restrictions in its debt agreements, restrictions under applicable law, its business prospects and other factors that the Company’s Board of Directors may deem relevant.

On February 2, 2022, our Board of Directors authorized the repurchase of up to $100.0 million of our common shares (the “2022 Common Share Repurchase Authority”). Under the authorization, when in force, purchases may be made at our discretion in the form of open market repurchase programs, privately negotiated transactions, accelerated share repurchase programs or a combination of these methods. The actual amount and timing of share repurchases are subject to capital availability, our determination that share repurchases are in the best interest of our shareholders, and market conditions. No repurchases have been made under the 2022 Common Share Repurchase Authority to date. We are not obligated to make any common share repurchases.

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

Overview

We are a Marshall Islands corporation headquartered in the United States and primarily focused on owning and operating VLGCs, each with a cargo-carrying capacity of greater than 80,000 cbm, in the LPG shipping industry. Our fleet currently consists of twenty-three VLGC carriers, including nineteen fuel-efficient 84,000 cbm ECO-VLGCs, two 82,000 cbm VLGCs, and two time chartered-in ECO-VLGCs. Thirteen of our ECO-VLGCs, including one time chartered-in vessel, are currently equipped with scrubbers to reduce sulfur emissions.

Dorian’s nineteen ECO-VLGCs, which incorporate fuel efficiency, emission-reducing technologies, and certain custom features, were acquired by us for an aggregate purchase price of $1.4 billion and delivered to us between July 2014 and February 2016, seventeen of which were delivered during calendar year 2015 or later.

On April 1, 2015, Dorian and Phoenix began operations of the Helios Pool, which entered into pool participation agreements for the purpose of establishing and operating, as charterer, under a variable rate time charter to be entered into with owners or disponent owners of VLGCs, a commercial pool of VLGCs whereby revenues and expenses are shared. The vessels entered into the Helios Pool may operate either in the spot market, pursuant to contracts of affreightment, or COAs, or on time charters of two years' duration or less. As of January 31, 2022, twenty-one of our twenty-three VLGCs were employed in the Helios Pool, including our two time chartered-in VLGCs.

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

Recent Developments

On January 4, 2022, we announced that our Board of Directors declared a cash dividend of $1.00 per share of the Company’s common stock to all shareholders of record as of the close of business on January 14, 2022, totaling $40.1 million. We paid $39.9 million on January 25, 2022 and the remaining $0.2 million is deferred until certain shares of restricted stock vest. This was an irregular dividend.

On February 2, 2022, our Board of Directors authorized the repurchase of up to $100.0 million of our common shares under the 2022 Common Share Repurchase Authority. Under the authorization, when in force, purchases may be made at our discretion in the form of open market repurchase programs, privately negotiated transactions, accelerated share repurchase programs or a combination of these methods. The actual amount and timing of share repurchases are subject to capital availability, our determination that share repurchases are in the best interest of our shareholders, and market conditions. No repurchases have been made under the 2022 Common Share Repurchase Authority to date. We are not obligated to make any common share repurchases.

Our Fleet

The following table sets forth certain information regarding our fleet as of January 31, 2022.

	Capacity			ECO	Scrubber		Charter
	(Cbm)	Shipyard	Year Built	Vessel(1)	Equipped	Employment	Expiration(2)
Dorian VLGCs
Captain John NP	82,000	Hyundai	2007	—	—	Pool(4)	—
Captain Nicholas ML	82,000	Hyundai	2008	—	—	Pool-TCO(5)	Q1 2022
Comet	84,000	Hyundai	2014	X	X	Pool(4)	—
Corsair(3)	84,000	Hyundai	2014	X	X	Time Charter(6)	Q4 2022
Corvette(3)	84,000	Hyundai	2015	X	X	Pool(4)	—
Cougar	84,000	Hyundai	2015	X	—	Pool(4)	—
Concorde(3)	84,000	Hyundai	2015	X	X	Time Charter(7)	Q1 2023
Cobra	84,000	Hyundai	2015	X	—	Pool-TCO(5)	Q2 2022
Continental	84,000	Hyundai	2015	X	—	Pool(4)	—
Constitution	84,000	Hyundai	2015	X	X	Pool(4)	—
Commodore	84,000	Hyundai	2015	X	—	Pool-TCO(5)	Q1 2023
Cresques(3)	84,000	Daewoo	2015	X	X	Pool(4)	—
Constellation	84,000	Hyundai	2015	X	X	Pool(4)	—
Cheyenne	84,000	Hyundai	2015	X	X	Pool(4)	—
Clermont	84,000	Hyundai	2015	X	X	Pool(4)	—
Cratis	84,000	Daewoo	2015	X	X	Pool(4)	—
Chaparral	84,000	Hyundai	2015	X	—	Pool(4)	—
Copernicus	84,000	Daewoo	2015	X	X	Pool(4)	—
Commander	84,000	Hyundai	2015	X	X	Pool(4)	—
Challenger	84,000	Hyundai	2015	X	—	Pool-TCO(5)	Q4 2022
Caravelle	84,000	Hyundai	2016	X	—	Pool(4)	—
Total	1,760,000

Time chartered-in VLGCs
Future Diamond(8)	80,876	Hyundai	2020	X	X	Pool(4)	—
Astomos Venus(9)	77,367	Mitsubishi	2016	X	—	Pool(4)	—

(1)	Represents vessels with very low revolutions per minute, long-stroke, electronically controlled engines, larger propellers, advanced hull design, and low friction paint.

(2)	Represents calendar year quarters.

(3)	Operated pursuant to a bareboat chartering agreement. See Note 8 to our unaudited interim condensed consolidated financial statements included herein.

(4)	“Pool” indicates that the vessel operates in the Helios Pool on a voyage charter with a third party and we receive a portion of the pool profits calculated according to a formula based on the vessel’s pro rata performance in the pool.

(5)	“Pool-TCO” indicates that the vessel is operated in the Helios Pool on a time charter out to a third party and we receive a portion of the pool profits calculated according to a formula based on the vessel’s pro rata performance in the pool.

(6)	Currently on a time charter with an oil major that began in November 2019.

(7)	Currently on time charter with a major oil company that began in March 2019.

(8)	Currently time chartered-in to our fleet with an expiration during the first calendar quarter of 2023.

(9)	Currently time chartered-in to our fleet with an expiration during the fourth calendar quarter of 2022.

Results of Operations – For the three months ended December 31, 2021 as compared to the three months ended December 31, 2020

Revenues

The following table compares our revenues for the three months ended December 31:

			Increase /	Percent
	2021	2020	(Decrease)	Change
Net pool revenues—related party	$62,856,243	$82,659,967	$(19,803,724)	(24.0)%
Time charter revenues	5,301,134	4,665,664	635,470	13.6%
Other revenues, net	442,405	1,153,393	(710,988)	(61.6)%
Total	$68,599,782	$88,479,024	$(19,879,242)	(22.5)%

Revenues, which represent net pool revenues—related party, time charters and other revenues, net, were $68.6 million for the three months ended December 31, 2021, a decrease of $19.9 million, or 22.5%, from $88.5 million for the three months ended December 31, 2020 primarily due to a decrease in average TCE rates despite an increase in fleet utilization. Average TCE rates decreased by $8,790 from $42,298 for the three months ended December 31, 2020 to $33,508 for the three months ended December 31, 2021, primarily due to higher bunker prices along with reduced spot rates. The average price of very low sulfur fuel oil (expressed as U.S. dollars per metric ton), from Singapore and Fujairah increased from $361 during the three months ended December 31, 2020 to $609 during the three months ended December 31, 2021. The Baltic Exchange Liquid Petroleum Gas Index, an index published daily by the Baltic Exchange for the spot market rate for the benchmark Ras Tanura-Chiba route (expressed as U.S. dollars per metric ton), averaged $59.252 during the three months ended December 31, 2021 compared to an average of $75.797 for the three months ended December 31, 2020. Our fleet utilization increased from 96.2% during the three months ended December 31, 2020 to 98.5% during the three months ended December 31, 2021.

Charter Hire Expenses

Charter hire expenses for the vessels chartered in from third parties were $4.9 million and $4.4 million for the three months ended December 31, 2021 and 2020, respectively. The increase of $0.5 million, or 12.0%, was mainly caused by a higher charter-in rate on the vessel we took delivery of in October 2021 compared to the vessel that was chartered-in during the three months ended December 31, 2020 and subsequently redelivered.

Vessel Operating Expenses

Vessel operating expenses were $18.2 million during the three months ended December 31, 2021, or $9,423 per vessel per calendar day, which is calculated by dividing vessel operating expenses by calendar days for the relevant time-period for the technically-managed vessels that were in our fleet. Vessel operating expenses for the three months ended December 31, 2020 were $19.2 million. The decrease of $1.0 million was due to a reduction of calendar days for our fleet from 2,024 during the three months ended December 31, 2020 to 1,932 during the three months ended December 31, 2021, driven by the sale of Captain Markos NL. Vessel operating expenses per vessel per calendar day remained relatively constant, decreasing by $64 from $9,487 for the three months ended December 31, 2020.

General and Administrative Expenses

General and administrative expenses were $5.9 million for the three months ended December 31, 2021, an increase of $0.4 million, or 5.7%, from $5.5 million for the three months ended December 31, 2020. This increase was driven by increases of $0.4 million in legal and professional fees and $0.1 million in stock-based compensation related to the accelerated vesting of restricted stock grants for certain employees in connection with the transfer of operations from our London office to our Copenhagen office.

Interest and Finance Costs

Interest and finance costs amounted to $7.4 million for the three months ended December 31, 2021, an increase of $1.3 million, or 21.8%, from $6.1 million for the three months ended December 31, 2020. The increase of $1.3 million during this period was mainly due to increases of $1.1 million in amortization of deferred financing fees and $0.2 million in interest incurred on our long-term debt. The increase in amortization mainly resulted from accelerated amortization of $1.0 million related to the refinancing of Commander and Constellation during the three months ended December 31, 2021. The increase in interest on our long-term debt was driven by the settlement of certain fixed interest rate obligations related to the prepayment of Captain John NP, partially offset by a reduction of average indebtedness and reduced floating interest rates. Average indebtedness, excluding deferred financing fees, decreased from $626.0 million for the three months ended December 31, 2020 to $576.0 million for the three months ended December 31, 2021. As of December 31, 2021, the outstanding balance of our long-term debt, net of deferred financing fees of $8.7 million, was $576.3 million.

Unrealized Gain on Derivatives

Unrealized gain on derivatives amounted to $3.1 million for the three months ended December 31, 2021, compared to $0.5 million for the three months ended December 31, 2020. The favorable $2.6 million difference is primarily attributable to a $2.7 million increase in favorable fair value changes to our interest rate swaps resulting from changes in forward LIBOR yield curves and certain of our swaps nearing maturity, partially offset by a decrease of $0.1 million in favorable changes to our FFA positions during the three months ended December 31, 2020 that did not recur in the current period.

Results of Operations – For the nine months ended December 31, 2021 as compared to the nine months ended December 31, 2020

Revenues

The following table compares our revenues for the nine months ended December 31:

			Increase /	Percent
	2021	2020	(Decrease)	Change
Net pool revenues—related party	$174,739,894	$199,312,944	$(24,573,050)	(12.3)%
Time charter revenues	15,915,876	13,928,732	1,987,144	14.3%
Other revenues, net	3,981,608	3,112,949	868,659	27.9%
Total	$194,637,378	$216,354,625	$(21,717,247)	(10.0)%

Revenues, which represent net pool revenues—related party, time charters and other revenues, net, were $194.6 million for the nine months ended December 31, 2021, a decrease of $21.8 million, or 10.0%, from $216.4 million for the nine months ended December 31, 2020 primarily due to a decrease in average TCE rates, partially offset by an increase in utilization. Average TCE rates decreased by $4,237 from $36,271 for the nine months ended December 31, 2020 to $32,034 for the nine months ended December 31, 2021. The reduction in TCE rates is attributable to higher bunker prices along with reduced spot rates. The average price of very low sulfur fuel oil (expressed as U.S. dollars per metric ton), from Singapore and Fujairah increased from $321 during the nine months ended December 31, 2020 to $552 during the nine months ended December 31, 2021. The Baltic Exchange Liquid Petroleum Gas Index, an index published daily by the Baltic Exchange for the spot market rate for the benchmark Ras Tanura-Chiba route (expressed as U.S. dollars per metric ton), averaged $51.201 during the nine months ended December 31, 2021 compared to an average of $56.189 for the nine months ended December 31, 2020. Our fleet utilization increased from 92.0% during the nine months ended December 31, 2020 to 96.8% during the nine months ended December 31, 2021.

Charter Hire Expenses

Charter hire expenses for the vessels chartered in from third parties were $10.8 million and $13.6 million for the nine months ended December 31, ended 2021 and 2020, respectively. The decrease of $2.8 million, or 20.5%, was mainly caused by a decrease in time chartered-in days from 560 for the nine months ended December 31, 2020 to 399 for the nine months ended December 31, 2021, due to the redelivery of one time chartered in vessel during the period, partially offset by a slightly higher charter rate on the vessel chartered in during October 2021.

Vessel Operating Expenses

Vessel operating expenses were $56.9 million during the nine months ended December 31, 2021, or $9,590 per vessel per calendar day, which is calculated by dividing vessel operating expenses by calendar days for the relevant time-period for the technically-managed vessels that were in our fleet. Vessel operating expenses for the nine months ended December 31, 2020 were $58.0 million. The decrease of $1.1 million was due to a reduction of calendar days for our fleet from 6,050 during the nine months ended December 31, 2020 to 5,935 during the nine months ended December 31, 2021, driven by the sale of Captain Markos NL. Vessel operating expenses per vessel per calendar day remained relatively constant, decreasing by $1 from $9,591 for the nine months ended December 31, 2020.

General and Administrative Expenses

General and administrative expenses were $23.3 million for the nine months ended December 31, 2021, an increase of $0.5 million, or 2.2%, from $22.8 million for the nine months ended December 31, 2020. This increase was driven by increases of $0.3 million in salaries, wages and benefits and $0.3 million in legal and professional fees.

Interest and Finance Costs

Interest and finance costs amounted to $18.6 million for the nine months ended December 31, 2021, a decrease of $3.2 million, or 14.7%, from $21.8 million for the nine months ended December 31, 2020. The decrease of $3.2 million during this period was due to (i) a decrease of $2.3 million in interest incurred on our long-term debt, primarily resulting from a reduction of average indebtedness and a reduced margin on the commercial tranche of the 2015 AR Facility due to our Security Leverage Ratio being less than 40%, partially offset by the settlement of certain fixed interest rate obligations related to the prepayment of Captain John NP, and (ii) a decrease of $0.9 million in amortization of deferred financing fees and loan expenses. Average indebtedness, excluding deferred financing fees, decreased from $640.6 million for the nine months ended December 31, 2020 to $587.7 million for the nine months ended December 31, 2021. As of December 31, 2021, the outstanding balance of our long-term debt, net of deferred financing fees of $8.7 million, was $576.3 million.

Unrealized Gain on Derivatives

Unrealized gain on derivatives amounted to $4.2 million for the nine months ended December 31, 2021, compared to $4.0 million for the nine months ended December 31, 2020. The favorable $0.2 million difference is primarily attributable a $2.8 million increase in favorable fair value changes to our interest rate swaps resulting from changes in forward LIBOR yield curves and the certain of our swaps nearing maturity, partially offset by a decrease of $2.6 million in favorable changes to our FFA positions during the nine months ended December 31, 2020 that did not recur in the current period.

Realized Loss on Derivatives

Realized loss on derivatives was $2.7 million for the nine months ended December 31, 2021 compared to $3.7 million for the nine months ended December 31, 2020. The favorable $1.0 million change is primarily attributable to (1) unfavorable settlements of $0.8 million on our FFA positions during the nine months ended December 31, 2020 that did not recur in the nine months ended December 31, 2021, and (ii) a $0.2 million reduction of realized losses on our interest rate swaps.

Gain on Disposal of Vessel

Gain on disposal of vessel amounted to $3.5 million for the nine months ended December 31, 2021 and was attributable to the sale of Captain Markos NL. There was no gain on disposal of vessel for the nine months ended December 31, 2020.

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

	Three months ended		Nine months ended
(in U.S. dollars, except fleet data)	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Financial Data
Adjusted EBITDA(1)	$39,370,204	$60,131,348	$107,067,810	$123,540,888
Fleet Data
Calendar days(2)	1,932	2,024	5,935	6,050
Time chartered-in days(3)	169	184	399	560
Available days(4)	2,054	2,156	6,176	6,414
Operating days(5)(8)	2,024	2,074	5,976	5,898
Fleet utilization(6)(8)	98.5%	96.2%	96.8%	92.0%
Average Daily Results
Time charter equivalent rate(7)(8)	$33,508	$42,298	$32,034	$36,271
Daily vessel operating expenses(9)	$9,423	$9,487	$9,590	$9,591

(1)	Adjusted EBITDA is an unaudited non-U.S. GAAP measure and represents net income/(loss) before interest and finance costs, unrealized (gain)/loss on derivatives, realized (gain)/loss on interest rate swaps, stock-based compensation expense, impairment, and depreciation and amortization and is used as a supplemental measure by management to assess our financial and operating performance. We believe that adjusted EBITDA assists our management and investors by increasing the comparability of our performance from period to period. This increased comparability is achieved by excluding the potentially disparate effects between periods of derivatives, interest and finance costs, stock-based compensation expense, impairment, and depreciation and amortization expense, which items are affected by various and possibly changing financing methods, capital structure and historical cost basis and which items may significantly affect net income/(loss) between periods. We believe that including adjusted EBITDA as a financial and operating measure benefits investors in selecting between investing in us and other investment alternatives.

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

The following table sets forth a reconciliation of net income to Adjusted EBITDA (unaudited) for the periods presented:

	Three months ended		Nine months ended
(in U.S. dollars)	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Net income	$16,580,885	$35,825,264	$36,551,788	$48,531,219
Interest and finance costs	7,412,231	6,087,193	18,619,712	21,839,573
Unrealized gain on derivatives	(3,056,741)	(479,534)	(4,205,465)	(3,952,414)
Realized loss on interest rate swaps	895,782	914,910	2,714,337	2,908,245
Stock-based compensation expense	678,823	530,068	2,616,201	2,867,691
Depreciation and amortization	16,859,224	17,253,447	50,771,237	51,346,574
Adjusted EBITDA	$39,370,204	$60,131,348	$107,067,810	$123,540,888

(2)	We define calendar days as the total number of days in a period during which each vessel in our fleet was owned or operated pursuant to a bareboat charter. Calendar days are an indicator of the size of the fleet over a period and affect both the amount of revenues and the amount of expenses that are recorded during that period.

(3)	We define time chartered-in days as the aggregate number of days in a period during which we time chartered-in vessels from third parties. Time chartered-in days are an indicator of the size of the fleet over a period and affect both the amount of revenues and the amount of charter hire expenses that are recorded during that period.

(4)	We define available days as the sum of calendar days and time chartered-in days (collectively representing our commercially-managed vessels) less aggregate off hire days associated with scheduled maintenance, which include major repairs, drydockings, vessel upgrades or special or intermediate surveys. We use available days to measure the aggregate number of days in a period that our vessels should be capable of generating revenues.

(5)	We define operating days as available days less the aggregate number of days that the commercially-managed vessels in our fleet are off‑hire for any reason other than scheduled maintenance (e.g., repositioning following drydocking, commercial waiting, etc.). We use operating days to measure the number of days in a period that our operating vessels are on hire (refer to 8 below).

(6)	We calculate fleet utilization by dividing the number of operating days during a period by the number of available days during that period. An increase in non-scheduled off-hire days would reduce our operating days, and, therefore, our fleet utilization. We use fleet utilization to measure our ability to efficiently find suitable employment for our vessels.

(7)	Time charter equivalent rate, or TCE rate, is a non-U.S. GAAP measure of the average daily revenue performance of a vessel. TCE rate is a shipping industry performance measure used primarily to compare period‑to‑period changes in a shipping company’s performance despite changes in the mix of charter types (such as time charters, voyage charters) under which the vessels may be employed between the periods. Our method of calculating TCE rate is to divide revenue net of voyage expenses by operating days for the relevant time period, which may not be calculated the same by other companies. Note that our calculation of TCE includes our portion of the net profit of the Helios Pool, which may also cause our calculation to differ from that of companies which do not account for pooling arrangements as we do.

The following table sets forth a reconciliation of revenues to TCE rate (unaudited) for the periods presented:

(in U.S. dollars, except operating days)	Three months ended		Nine months ended
Numerator:	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Revenues	$68,599,782	$88,479,024	$194,637,378	$216,354,625
Voyage expenses	(779,746)	(752,404)	(3,200,751)	(2,426,518)
Time charter equivalent	$67,820,036	$87,726,620	$191,436,627	$213,928,107

Pool adjustment*	—	4,103,829	(2,978)	5,688,941
Time charter equivalent excluding pool adjustment*	$67,820,036	$91,830,449	$191,433,649	$219,617,048

Denominator:
Operating days	2,024	2,074	5,976	5,898
TCE rate:
Time charter equivalent rate	$33,508	$42,298	$32,034	$36,271
TCE rate excluding pool adjustment*	$33,508	$44,277	$32,034	$37,236

*  Adjusted for the effect of reallocations of pool profits in accordance with the pool participation agreements due to adjustments related to speed and consumption performance of the vessels operating in the Helios Pool.

(8)	We determine operating days for each vessel based on the underlying vessel employment, including our vessels in the Helios Pool, or the Company Methodology. If we were to calculate operating days for each vessel within the Helios Pool as a variable rate time charter, or the Alternate Methodology, our operating days and fleet utilization would be increased with a corresponding reduction to our TCE rate. Operating data using both methodologies is as follows:

	Three months ended		Nine months ended
Company Methodology:	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Operating Days	2,024	2,074	5,976	5,898
Fleet Utilization	98.5%	96.2%	96.8%	92.0%
Time charter equivalent rate	$33,508	$42,298	$32,034	$36,271

Alternate Methodology:
Operating Days	2,054	2,156	6,173	6,414
Fleet Utilization	100.0%	100.0%	100.0%	100.0%
Time charter equivalent rate	$33,019	$40,690	$31,012	$33,353

We believe that the Company Methodology using the underlying vessel employment provides more meaningful insight into market conditions and the performance of our vessels.

(9)	Daily vessel operating expenses are calculated by dividing vessel operating expenses by calendar days for the relevant time period.

Liquidity and Capital Resources

Our business is capital intensive, and our future success depends on our ability to maintain a high-quality fleet. As of December 31, 2021, we had cash and cash equivalents of $115.8 million and non-current restricted cash of $0.1 million.

Our primary sources of capital during the nine months ended December 31, 2021 were $88.8 million in cash generated from operations, $43.3 million from proceeds net of commission of the sale of our 2006-built VLGC Captain Markos NL, and $34.9 million in net proceeds from the refinancing of Commander and Constellation under the BALCAP Facility. As of December 31, 2021, the outstanding balance of our long-term debt, net of deferred financing fees of $8.7 million, was $576.3 million including $69.5 million of principal on our long-term debt scheduled to be repaid within the next twelve months including $17.8 million releated to the CNML Japanese Financing.

Operating expenses, including expenses to maintain the quality of our vessels in order to comply with international shipping standards and environmental laws and regulations, the funding of working capital requirements, long-term debt repayments, financing costs, commitments under the bareboat charter for a newbuilding dual-fuel VLGC, and drydocking on certain of our VLGCs represent our short-term, medium-term and long-term liquidity needs as of December 31, 2021. We anticipate satisfying our liquidity needs for at least the next twelve months with cash on hand and cash from operations. We may also seek additional liquidity through alternative sources of debt financings and/or through equity financings by way of private or public offerings. However, if these sources are insufficient to satisfy our short-term liquidity needs, or to satisfy our future medium-term or long-term liquidity needs, we may need to seek alternative sources of financing and/or modifications of our existing credit facility and financing arrangements. There is no assurance that we will be able to obtain any such financing or modifications to our existing credit facility and financing arrangements on terms acceptable to us, or at all.

On August 5, 2019, our Board of Directors authorized the repurchase of up to $50 million of our common shares through the period ended December 31, 2020. On February 3, 2020, our Board of Directors authorized an increase to our 2019 Common Share Repurchase Authority to repurchase up to an additional $50 million of our common shares. On December 29, 2020, our Board of Directors authorized an extension of and an increase to the remaining authorization of $41.4 million under our 2019 Common Share Repurchase Authority, which was set to expire on December 31, 2020. Following this Board action, we were authorized to repurchase up to $50.0 million of our common shares from December 29, 2020 through December 31, 2021. As of December 31, 2021, our total purchases under this authority totaled 7.0 million of our common shares for an aggregate consideration of $81.0 million. Our 2019 Common Share Repurchase Authority expired on December 31, 2021. On February 2, 2022, our Board of Directors authorized the repurchase of up to $100.0 million of our common shares under the 2022 Common Share Repurchase Authority, under which purchases may be made at our discretion in the form of open market repurchase programs, privately negotiated transactions, accelerated share repurchase programs or a combination of these methods. The actual amount and timing of share repurchases are subject to capital availability, our determination that share repurchases are in the best interest of our shareholders, and market conditions. We are not obligated to make any common share repurchases.

On July 30, 2021, we announced that our Board of Directors declared a cash dividend of $1.00 per share of the Company’s common stock to all shareholders of record as of the close of business on August 9, 2021, totaling $40.4 million. We paid $40.2 million on September 8, 2021 and the remaining $0.2 million is deferred until certain shares of restricted stock vest.

On January 4, 2022, we announced that our Board of Directors declared a cash dividend of $1.00 per share of the Company’s common stock to all shareholders of record as of the close of business on January 14, 2022, totaling $40.1 million. We paid $39.9 million on January 25, 2022 and the remaining $0.2 million is deferred until certain shares of restricted stock vest.

These were irregular dividends. All declarations of dividends are subject to the determination and discretion of the Company’s Board of Directors based on its consideration of various factors, including the Company’s results of operations, financial condition, level of indebtedness, anticipated capital requirements, contractual restrictions, restrictions in its debt agreements, restrictions under applicable law, its business prospects and other factors that the Company’s Board of Directors may deem relevant. Our dividend policy will also impact our future liquidity position. Marshall Islands law generally prohibits the payment of dividends other than from surplus or while a company is insolvent or would be rendered insolvent by the payment of such a dividend.

On August 25, 2021, we exercised our repurchase option under the CMNL/CJNP Japanese Financing Japanese Financing by providing a three-month notice to the owners of Captain John NP of our intent to repurchase the vessel for approximately $15.8 million in cash and application of the deposit amount of $25.2 million, which had been retained by the buyer in connection with the CMNL/CJNP Japanese Financing, towards the repurchase of the vessel. The repurchase transaction was completed on November 30, 2021.

On September 8, 2021, we completed the sale of our 2006-built VLGC Captain Markos NL and received proceeds net of commission of $43.3 million.

On October 24, 2021, we exercised our repurchase option under the CNML Japanese Financing by providing a three-month notice to the owners of Captain Nicholas ML of our intent to repurchase the vessel for approximately $17.8 million in cash and application of the deposit amount of $27.9 million, which had been retained by the buyer in connection with the CNML Japanese Financing, towards the repurchase of the vessel. The repurchase transaction was completed on January 26, 2022.

As part of our growth strategy, we will continue to consider strategic opportunities, including the acquisition or charter-in of additional vessels. We may choose to pursue such opportunities through internal growth, joint ventures, business acquisitions, or other transactions. We expect to finance the purchase price of any future acquisitions either through internally generated funds, public or private debt financings, public or private issuances of additional equity securities or a combination of these forms of financing.

Cash Flows

The following table summarizes our cash and cash equivalents provided by/(used in) operating, financing and investing activities for the nine months ended December 31:

	2021	2020
Net cash provided by operating activities	$88,771,565	$87,595,733
Net cash provided by investing activities	22,548,887	5,198,748
Net cash used in financing activities	(80,040,983)	(46,741,990)
Net increase in cash, cash equivalents, and restricted cash	$31,159,652	$46,289,502

Operating Cash Flows.  Net cash provided by operating activities for the nine months ended December 31, 2021 was $88.8 million, compared to $87.6 million for the nine months ended December 31, 2020. The increase in cash generated from operations of $1.2 million is primarily related to changes in working capital, mainly from amounts due from the Helios Pool as distributions from the Helios Pool are impacted by the timing of the completion of voyages, spot market rates and bunker prices, partially offset by a reduction of operating income.

Net cash flow from operating activities depends upon our overall profitability, market rates for vessels employed on voyage charters and in the Helios Pool, charter rates agreed to for time charters, the timing and amount of payments for drydocking expenditures and unscheduled repairs and maintenance, fluctuations in working capital balances and bunker costs.

Investing Cash Flows.  Net cash provided by investing activities was $22.5 million for the nine months ended December 31, 2021 compared with $5.2 million for the nine months ended December 31, 2020. For the nine months ended December 31, 2021, net cash provided by investing activities was comprised of $43.3 million in proceeds, net of commission, on the sale of our 2006-built VLGC Captain Markos NL and $3.7 million in proceeds from the sale of investment securities, partially offset by $22.2 million of capital expenditure payments for vessels and vessels under construction, and $2.3 million in purchases of investment securities. For the December 31, 2020, net cash provided by investing activities was comprised of $15.0 million in proceeds from the maturity of U.S. treasury bills, partially offset by $9.3 million of vessel-related capital expenditures and $0.5 million in purchases of investment securities.

Financing Cash Flows.  Net cash used in financing activities was $80.0 million for the nine months ended December 31, 2021, compared with $46.7 million for the nine months ended December 31, 2020. For the nine months ended December 31, 2021, net cash used in financing activities primarily consisted of repayments of long-term debt of $100.5 million, including the prepayment of a portion of the 2015 AR Facility in relation to the refinancing of two VLGCs ($47.1 million) and the repayment in full of the CMNL/CJNP Japanese Financing, a dividend payment of $40.2 million, payments to repurchase common stock of $21.3 million, and payments of financing costs totaling $1.4 million, partially offset by proceeds of $83.4 million from the BALCAP Facility. For the nine months ended December 31, 2020, net cash used in financing activities consisted of repayments of long-term debt of $86.5 million, payments of financing costs related to the Cresques Japanese Financing and the 2015 AR Facility of $4.0 million, and payments for treasury stock repurchases of $11.7 million, partially offset by $55.4 million in proceeds from long-term debt borrowings related to the Cresques Japanese Financing and the 2015 AR Facility.

Capital Expenditures.  LPG transportation is a capital‑intensive business, requiring significant investment to maintain an efficient fleet and to stay in regulatory compliance.

We are generally required to complete a special survey for a vessel once every five years. Drydocking of vessels occurs every five years unless an extension is granted by the classification society to seven and one-half years and the vessel is not older than 20 years of age. Intermediate surveys are performed every two and one-half years after the first special survey. Drydocking each vessel takes approximately 10 to 20 days. We spend significant amounts for scheduled drydocking (including the cost of classification society surveys) for each of our vessels.

As our vessels age and our fleet expands, our drydocking expenses will increase. We estimate the current cash outlay for a VLGC special survey to be approximately $1.0 million per vessel (excluding any capital improvements, such as scrubbers and ballast water management systems, to the vessel that may be made during such drydockings and the cost of an intermediate survey to be between $100,000 and $200,000 per vessel. Ongoing costs for compliance with environmental regulations are primarily included as part of our drydocking and classification society survey costs. Further, in October 2016, the International Maritime Organization (the “IMO”) set January 1, 2020 as the implementation date for vessels to comply with its low sulfur fuel oil requirement, which cuts sulfur levels from 3.5% to 0.5%. We may comply with this regulation by (i) consuming compliant fuels on board (0.5% sulfur), which are readily available globally since our last quarterly filing, but at a significantly higher cost; (ii) continuing to consume high-sulfur fuel oil by installing scrubbers for cleaning of the exhaust gases to levels at or below compliance with regulations (0.5% sulfur); or (iii) by retrofitting vessels to be powered by liquefied petroleum gas or LPG, which may be a viable option subject to the relative pricing of compliant low-sulfur fuel (0.5% sulfur) and LPG. Such costs of compliance with the IMO’s low sulfur fuel oil requirement are significant and could have an adverse effect on our operations and financial results. Currently, twelve of our technically-managed VLGCs are equipped with scrubbers. We have no contractual commitments related to additional scrubbers as of December 31, 2021. Please see "Item 1A. Risk Factors—Risks Relating to Our Company—We may incur increasing costs for the drydocking, maintenance or replacement of our vessels as they age, and, as our vessels age, the risks associated with older vessels could adversely affect our ability to obtain profitable charters” in our Annual Report on Form 10-K for the year ended March 31, 2021.

Debt Agreements

For information relating to our secured term loan facilities, refer to Note 9 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2021 and Note 8 to our unaudited interim condensed consolidated financial statements for December 31, 2021 included herein.

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

As of December 31, 2021, independent appraisals of our commercially and technically-managed VLGCs in our fleet had no indications of impairment on any of our VLGCs in accordance with ASC 360 Property, Plant, and Equipment. No impairment charges were recognized for December 31, 2021.

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

Interest Rate Risk

The LPG shipping industry is capital intensive, requiring significant amounts of investment. Much of this investment is provided in the form of long-term debt. Our 2015 AR Facility agreement contains interest rates that fluctuate with LIBOR. We have entered into interest rate swap agreements to hedge a majority of our exposure to fluctuations of interest rate risk associated with our 2015 Facility. We have hedged $336.9 million of amortizing principal of the 2015 Facility as of December 31, 2021 and thus increasing interest rates could adversely impact our future earnings due to additional interest expense on our unhedged debt. For the 12 months following December 31, 2021, a hypothetical increase or decrease of 20 basis points in the underlying LIBOR rates would result in an increase or decrease of our interest expense on all of our non-hedged interest-bearing debt by $0.2 million assuming all other variables are held constant.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2021. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those internal control systems determined to be effective can provide only a level of reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three and nine months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The table below sets forth information regarding our purchases of our common shares during the quarterly period ended December 31, 2021:

			Total
			Number of
			Shares
			Purchased as
			Part of	Maximum Dollar
	Total		Publicly	Value of Shares
	Number	Average	Announced	that May Yet Be
	of Shares	Price Paid	Plans or	Purchased Under the
Period	Purchased	Per Share	Programs	Plan or Programs
October 1 to 31, 2021	—	$—	—	$27,548,007
November 1 to 30, 2021	—	—	—	27,548,007
December 1 to 31, 2021	1,410	12.72	—	—
Total	1,410	$12.72	—	$—

Purchases of our common shares during the quarterly period ended December 31, 2021 represent common shares reacquired in satisfaction of tax withholding obligations upon vesting of employee restricted equity awards.

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

Dorian LPG Ltd.
(Registrant)

Date: February 2, 2022	/s/ John C. Hadjipateras
John C. Hadjipateras
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 2, 2022	/s/ Theodore B. Young
Theodore B. Young
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)