Form 10-K
period 2022-03-31
DORIAN LPG LTD.
filed 2022-06-02
CIK 1596993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2022

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

The aggregate market value of the registrant’s common stock held by non-affiliates, based upon the closing price of common stock as reported on the New York Stock Exchange as of September 30, 2021, was approximately $498,141,942. For this purpose, all outstanding shares of common stock have been considered held by non-affiliates, other than the shares beneficially owned by directors, officers and shareholders of 10% or more of the registrant’s outstanding common shares, without conceding that any of the excluded parties are "affiliates" of the registrant for purposes of the federal securities laws. As of May 27, 2022, there were 40,135,042 shares of the registrant’s common stock outstanding.

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

In addition to important factors and matters discussed elsewhere in this report, and in the documents incorporated by reference herein, important factors that, in our view, could cause our actual results to differ materially from those discussed in the forward-looking statements include:

●	our future operating or financial results;

●	our business strategies, including with respect to acquisitions and chartering, and expected capital spending or operating expenses, as well as any difficulty we may have in managing planned growth properly;

●	shipping trends, including changes in charter rates applicable to alternative propulsion technologies, exhaust gas cleaning system (commonly referred to as a “scrubber”) to equipped and non-scrubber equipped vessels, scrapping rates and vessel and other asset values;

●	changes in trading patterns that impact tonnage requirements;

●	compliance with laws, treaties, rules, regulations and policies (including amendments or other changes thereto) applicable to the liquefied petroleum gas, or LPG, shipping industry, including, without limitation, legislation adopted by international organizations such as the International Maritime Organization and the European Union or by individual countries, as well as the impact and costs of our compliance with, and the potential of liability under, such laws, treaties, rules, regulations and policies;

●	investors’, banks’, counterparties’ and other stakeholders’ increasing emphasis on environmental and safety concerns and increasing scrutiny and changing expectations with respect to public company Environmental, Social and Governance (ESG) policies and costs related to compliance with ESG measures;

●	general economic conditions and specific economic conditions in the oil and natural gas industry and the countries and regions where LPG is produced and consumed, including the impact on overall inflation on demand for LPG;

●	completion of infrastructure projects to support marine transportation of LPG, including export terminals and pipelines;

●	factors affecting supply of and demand for LPG including propane, butane, isobutane, propylene and mixtures of these gases, LPG shipping, and LPG vessels, including, among other things: the production levels, price and worldwide consumption and storage of oil, refined petroleum products and natural gas, including production from United States shale fields; any oversupply of or limited demand for LPG vessels comparable to ours or higher specification vessels; trade conflicts and the imposition of tariffs or otherwise on LPG resulting from domestic and international political and geopolitical conditions, including the recent conflict between Russia and Ukraine; and shifts in consumer demand from LPG towards other energy sources;

●	any decrease in the value of the charter-free market values of our vessels or reduction in our charter hire rates and profitability associated with such vessels as a result of increase in the supply of or decrease in the demand for LPG, LPG shipping or LPG vessels;

●	business disruptions, including supply chain issues, due to natural or other disasters, or otherwise;

●	greater than anticipated levels of LPG vessel newbuilding orders or lower than anticipated rates of LPG vessel scrapping;

●	the aging of the Company’s fleet which could result in increased operating costs, impairment or loss of hire;

●	our ability to profitably employ our vessels, including vessels participating in the Helios Pool (defined below);

●	unavailability of spot charters and the volatility of prevailing spot market charter rates, which may affect our ability to realize the expected benefits from our time chartered-in vessels, including those in the Helios Pool;

●	failure of our charterers or other counterparties to meet their obligations under our charter agreements;

●	shareholders’ reliance on us to enforce our rights against contract counterparties;

●	competition in the LPG shipping industry, including our ability to compete successfully for future chartering opportunities and newbuilding opportunities (if any);

●	future purchase prices of newbuildings and secondhand vessels and timely deliveries of such vessels (if any) and, relatedly, the risks associated with the purchase of second-hand vessels;

●	the performance of the Helios Pool, including the failure of its significant customers to perform their obligations and the loss or reduction in business from its significant customers (or if the same were to occur with respect to our significant customers);

●	the availability of (and our ability to obtain such) financing and capital to refinancing existing indebtedness and to fund capital expenditures, acquisitions and other general corporate purposes, the terms of such financing or capital and our ability to comply with the restrictions and other covenants set forth in our existing and future debt agreements and financing arrangements (and our ability to repay or refinance our existing debt and settling of interest rate swaps, if any);

●	our costs, including crew wages, insurance, provisions, repairs and maintenance, general and administrative expenses, drydocking, and bunker prices, as applicable;

●	any inability to retain and recruit qualified key executives, key employees, key consultants or skilled workers and, relatedly, our dependence on key personnel and the availability of skilled workers and the related labor costs;

●	the potential difference in interests between or among certain of our directors, officers, key executives and shareholders;

●	quality and efficiency requirements from customers and developments regarding the technologies relating to oil exploration and the effects of and our ability to implement new products and new technology available in our industry, including with respect to equipment propulsion and overall vessel efficiency, including the reduction of traditional emissions;

●	potential changes in regulation that would require the installation of Engine Power Limitation (EPL) systems on our vessels to reduce fuel use and carbon emissions, and increase the level of energy efficiency or, more generally, changes in global regional, and local regulatory requirements in respect of decarbonization, which could affect fuel cost, vessel speeds, or trading areas and could impose costs on certain air emissions;

●	operating hazards in the maritime transportation industry, including accidents, political events, public health threats (including the outbreak of communicable diseases), international hostilities and instability, armed conflict, piracy, attacks on vessels or other petroleum-related infrastructures and acts by terrorists, which may cause potential disruption of shipping routes;

●	the length and severity of the ongoing coronavirus pandemic (COVID-19), including its impact on the demand for commercial seaborne transportation of LPG and the condition of financial markets and the potential knock-on impacts to our global operations;

●	the adequacy of our insurance coverage in the event of a catastrophic event;

●	the failure to protect our information systems against security breaches, or the failure or unavailability of these systems for a significant period;

●	the arresting or attachment of one or more of our vessels by maritime claimants;

●	compliance with and changes to governmental, tax, environmental and safety laws and regulations, which may add to our costs or the costs of our customers;

●	fluctuations in currencies, interest rates and foreign exchange rates, and the impact of the discontinuance of the London Interbank Offered Rate for US Dollars, or LIBOR, after June 30, 2023 on any of our debt referencing LIBOR in the interest rate or any impacts from the use of the Secured Overnight Financing Rate, or SOFR, or such other benchmarks as we may be required to use;

●	compliance with the United States Foreign Corrupt Practices Act of 1977, the United Kingdom Bribery Act 2010, or other applicable regulations relating to bribery;

●	the volatility of the price of shares of our common stock (our “common shares”) and future sales of our common shares;

●	our incorporation under the laws of the Republic of the Marshall Islands and the different rights to relief that may be available compared to other countries, including the United States;

●	congestion at or blockages of ports or canals;

●	any developments in the existing Panama Canal transportation structure as a result of the study announced by the Panamanian government and Energy Transfer LP to analyze the prospects of building an LPG pipeline, potentially running beside the existing Panama Canal and linking the Atlantic Ocean with the Pacific Ocean;

●	if we are required to pay tax on U.S. source income;

●	if we are treated as a “passive foreign investment company”; and

●	other factors detailed in this report and from time to time in our periodic reports.

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

Overview

Dorian was incorporated on July 1, 2013 under the laws of the Republic of the Marshall Islands, is headquartered in the United States and is engaged in the transportation of LPG. Specifically, Dorian and its subsidiaries are focused on owning and operating VLGCs in the LPG shipping industry. Our founding executives have managed vessels in the LPG shipping market since 2002. Our fleet currently consists of twenty-two VLGCs, including our nineteen new fuel-efficient 84,000 cbm ECO-design VLGCs, or our ECO VLGCs, one 82,000 cbm VLGC, and two time chartered-in VLGCs. The twenty VLGCs in our fleet, excluding the two time chartered-in vessels, have an aggregate carrying capacity of approximately 1.7 million cbm and an average age of 7.5 years as of May 27, 2022. Twelve of our technically-managed ECO VLGCs are fitted with scrubbers. We provide in-house commercial and technical management services for all of our vessels, including our vessels deployed in the Helios Pool, which may also receive commercial management services from Phoenix (defined below). Excluding our time chartered-in vessels, we provide in-house technical management services for all of our vessels, including our vessels deployed in the Helios Pool. On March 31, 2021, we entered into a thirteen-year bareboat agreement to charter-in a newbuilding dual-fuel VLGC that is expected to be delivered in March 2023 (see Note 19 to our consolidated financial statements for further details).

On April 1, 2015, we and Phoenix Tankers Pte. Ltd., or Phoenix, a wholly-owned subsidiary of Mitsui OSK Lines Ltd., an unaffiliated third party, began operation of Helios LPG Pool LLC, or the Helios Pool, a joint venture owned 50% by us and 50% by Phoenix. We believe that the operation of certain of our VLGCs in this pool allows us to achieve better market coverage and utilization. Vessels entered into the Helios Pool are commercially managed jointly by Dorian LPG (UK) Ltd., our wholly-owned subsidiary, and Phoenix. The members of the Helios Pool share in the net pool revenues generated by the entire group of vessels participating in the pool, weighted according to certain technical vessel characteristics, and net pool revenues are distributed as variable rate time charter hire to each participant. The vessels entered into the Helios Pool may operate either in the spot market, pursuant to contracts of affreightment, or COAs, or on time charters of two years' duration or less. We and Phoenix have agreed that the Helios Pool will have a right of first refusal to undertake any time charter with an original duration greater than two years. As of May 27, 2022, the Helios Pool operated twenty-two VLGCs, including twenty vessels from our fleet and two Phoenix vessels.

Our Fleet

The following table sets forth certain information regarding our fleet as of May 27, 2022:

	Capacity			ECO	Scrubber		Charter
	(Cbm)	Shipyard	Year Built	Vessel(1)	Equipped	Employment	Expiration(2)
Dorian VLGCs
Captain John NP	82,000	Hyundai	2007	—	—	Pool(4)	—
Comet	84,000	Hyundai	2014	X	X	Pool(4)	—
Corsair(3)	84,000	Hyundai	2014	X	X	Time Charter(6)	Q4 2022
Corvette(3)	84,000	Hyundai	2015	X	X	Pool(4)	—
Cougar(3)	84,000	Hyundai	2015	X	—	Pool(4)	—
Concorde(3)	84,000	Hyundai	2015	X	X	Time Charter(7)	Q1 2023
Cobra	84,000	Hyundai	2015	X	—	Pool(4)	—
Continental	84,000	Hyundai	2015	X	—	Pool(4)	—
Constitution	84,000	Hyundai	2015	X	X	Pool(4)	—
Commodore	84,000	Hyundai	2015	X	—	Pool-TCO(5)	Q1 2023
Cresques(3)	84,000	Daewoo	2015	X	X	Pool(4)	—
Constellation	84,000	Hyundai	2015	X	X	Pool(4)	—
Cheyenne	84,000	Hyundai	2015	X	X	Pool(4)	—
Clermont	84,000	Hyundai	2015	X	X	Pool-TCO(5)	Q1 2023
Cratis(3)	84,000	Daewoo	2015	X	X	Pool(4)	—
Chaparral(3)	84,000	Hyundai	2015	X	—	Pool(4)	—
Copernicus(3)	84,000	Daewoo	2015	X	X	Pool(4)	—
Commander	84,000	Hyundai	2015	X	X	Pool(4)	—
Challenger	84,000	Hyundai	2015	X	—	Pool-TCO(5)	Q4 2022
Caravelle(3)	84,000	Hyundai	2016	X	—	Pool(4)	—
Total	1,678,000

Time chartered-in VLGCs
Future Diamond(8)	80,876	Hyundai	2020	X	X	Pool(4)	—
Astomos Venus(9)	77,367	Mitsubishi	2016	X	—	Pool(4)	—
(1)	Represents vessels with very low revolutions per minute, long-stroke, electronically controlled engines, larger propellers, advanced hull design, and low friction paint.

(2)	Represents calendar year quarters.

(3)	Operated pursuant to a bareboat chartering agreement. See Notes 10 and 24 to our consolidated financial statements.

(4)	“Pool” indicates that the vessel operates in the Helios Pool on a voyage charter with a third party and we receive a portion of the pool profits calculated according to a formula based on the vessel’s pro rata performance in the pool.

(5)	“Pool-TCO” indicates that the vessel is operated in the Helios Pool on a time charter out to a third party and we receive a portion of the pool profits calculated according to a formula based on the vessel’s pro rata performance in the pool.

(6)	Currently on a time charter with an oil major that began in November 2019.

(7)	Currently on time charter with a major oil company that began in March 2019.

(8)	Currently time chartered-in to our fleet with an expiration during the first calendar quarter of 2023.

(9)	Currently time chartered-in to our fleet with an expiration during the fourth calendar quarter of 2022.

The LPG Shipping Industry

International seaborne LPG transportation services are generally provided by two types of operators: LPG distributors and traders and independent shipowners. Traditionally the main trading route in our industry has been the transport of LPG from the Arabian Gulf to Asia. With the emergence of the United States as a major LPG export hub, the United States Gulf to Asia and United States to Europe have become important trade routes. Vessels are generally operated under time charters, bareboat charters, spot charters, or COAs. LPG distributors and traders use their fleets not only to transport their own LPG, but also to transport LPG for third-party charterers in direct competition with independent owners and operators in the tanker charter market. We operate in markets that are highly competitive and based primarily on supply and demand of available vessels. Generally, we compete for charters based upon charter rate, customer relationships, operating expertise, professional reputation and vessel specifications (size, age and condition). We also believe that our in-house technical and commercial management allows us to provide superior customer service and reliability that enhances our relationships with our charterers. Our industry is subject to strict environmental regulation, including the treatment of ballast water and greenhouse gas emissions regulations, and we believe our modern, ECO-class fleet and our high level of crew training and vessel maintenance make us a preferred provider of VLGC tonnage. For more information with respect to the aforementioned environmental regulations, please see “Item 1. Business—Environmental and Other Regulation in the Shipping Industry.”

Our Customers

Our customers, either directly or through the Helios Pool, include or have included global energy companies such as Exxon Mobil Corp., Chevron Corp., China International United Petroleum & Chemicals Co., Ltd., Royal Dutch Shell plc, Equinor ASA, Total S.A., and Sunoco LP, commodity traders such as Glencore plc, Itochu Corporation, Bayegan Group, Vilma Oil SL, and the Vitol Group and importers such as E1 Corp., Indian Oil Corporation, SK Gas Co. Ltd., Astomos Energy Corporation, and Oriental Energy Company Ltd. or subsidiaries of the foregoing. See “Item 7. Management Discussion and Analysis—Overview” for a discussion of our customers that accounted for more than 10% of our total revenues and “Item 1A. Risk Factors—We expect to be dependent on a limited number of customers for a material part of our revenues, and failure of such customers to meet their obligations could cause us to suffer losses or negatively impact our results of operations and cash flows.” For the years ended March 31, 2022, 2021 and 2020 approximately 89.8%, 92.6% and 89.4% of our revenues, respectively, were generated through the Helios Pool as net pool revenues—related party. See “Item 1A. Risk Factors—We and the Helios Pool operate exclusively in the VLGC segment of the LPG shipping industry. Due to the general lack of industry diversification, adverse developments in the LPG shipping industry may adversely affect our business, financial condition and operating results.”

We intend to continue to pursue a balanced chartering strategy by employing our vessels on a mix of multi-year time charters, some of which may include a profit-sharing component, shorter-term time charters, spot market voyages and COAs. Two of our vessels are currently on fixed time charters outside of the Helios Pool with an average remaining term of 0.6 year as of May 27, 2022, and three of our VLGCs are on Pool-TCO within the Helios Pool. See “Our Fleet” above for more information.

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

Competition

LPG carrier capacity is primarily a function of the size of the existing world fleet, the number of newbuildings being delivered and the scrapping of older vessels. According to industry sources, in the VLGC sector in which we operate as of May 19, 2022, there were 327 vessels with an aggregate carrying capacity of 26.9 million cbm in the world fleet and 67 vessels with 6.0 million cbm of capacity on order for delivery by the end of 2024.

Our largest competitors for VLGC shipping services include BW LPG Ltd., or BWLPG; Avance Gas Holding Ltd., or Avance; Petredec Pte. Ltd., or Petredec; and Astomos Energy Corporation. On April 29, 2022, the Petredec group announced the formation of Petredec Global, comprising Petredec’s trading platform as well as its modern fleet of 27 VLGCs, and that Petredec Global is exploring the possibilities of a public listing. According to industry sources, there were approximately 89 owners in the worldwide VLGC fleet as of May 19, 2022, with the top ten owners possessing 46% of the total fleet on a vessel count basis. Competition for the transportation of LPG depends on the price, location, size, age, condition and acceptability of the vessel to the charterer. We believe we own and operate the youngest and second largest fleet in the VLGC size segment, which, in our view, enhances our position relative to that of our competitors. Our 20 VLGCs (excluding the two time chartered-in vessels) have an average age of 7.5 years compared to the global VLGC fleet’s average age of 10.6 years. Refer to “Item 1A. Risk Factors—We face substantial competition in trying to expand relationships with existing customers and obtain new customers.”

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

Human Capital

As of March 31, 2022, we employed 79 shore-based persons in or offices in the United States, Greece, and Denmark, and had approximately 462 seafaring staff serving on our technically-managed vessels. Seafarers are sourced from seafarer recruitment and placement service agencies and are employed with short-term employment contracts.

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

The health and safety of our staff is of paramount importance to us. With the onset of the COVID-19 pandemic in early 2020, we responded by prioritizing the safety and well-being of our staff through the implementation of strict COVID-19 safety checks and medical support to mitigate the related health risks on our vessels. For the Company’s shore side offices and operations, we implemented various health and safety measures including COVID-19 case tracking and quarantining, daily temperature checks, protective equipment, regular office sanitizing, widely distributed hand-sanitizer, reconfiguring workstations to allow for appropriate distancing, and the implementation of remote work policies, among other things.

We support meaningful learning and development opportunities. We have formal and informal training programs available and offer reimbursement for qualified advanced education programs, workshops, conferences, forums and certifications, and other classes.

In February 2022, a conflict arose between Russia and Ukraine. We employ Ukrainian seafarers and, as stated above in our discussion about COVID-19, the health and safety of our staff and seafarers is of paramount importance to

us. During the conflict we began providing our Ukrainian seafarers, if they choose, with safe accommodation outside of Ukraine for both them and their families.

We attempt to honor the dignity of each person by fostering a culture of inclusion. We do this by embracing diverse voices and experiences, supporting programs and resources that build an authentic and respectful workplace, and providing fair and equitable opportunities for each person to contribute meaningfully. We believe our workforce needs to be diverse, which, in turn, enables us to innovate, collaborate and better deliver to our customers. Additionally, we have joined the All Aboard Alliance and, together with other industry leaders, we are committed to have a sustainable, progressive, and innovative maritime industry that we can all be proud of with an increase diversity, equity, and inclusion throughout organizations across the sector both at sea and onshore.

Classification, Inspection and Maintenance

Every large commercial seagoing vessel must be “classed” by a classification society. A classification society certifies that a vessel is “in class,” signifying that the vessel has been built and maintained in accordance with the rules of the classification society and the vessel’s country of registry and the international conventions of which that country is a member. In addition, where surveys are required by international conventions and corresponding laws and ordinances of a flag state, the classification society will undertake them on application or by official order, acting on behalf of the authorities concerned.

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

Most insurance underwriters make it a condition for insurance coverage and lending that a vessel be certified as “in class” by a classification society, which is a member of the International Association of Classification Societies, or the IACS. In December 2013, the IACS adopted harmonized Common Structure Rules, or “the Rules,” that align with International Maritime Organization, the United Nations agency for maritime safety and the prevention of pollution by vessels, or the IMO, goal standards and apply to oil tankers and bulk carriers contracted for construction on or after July 1, 2015. The Rules attempt to create a level of consistency between IACS Societies. Our VLGCs are currently classed with either Lloyd’s Register, the American Bureau of Shipping, or ABS, or Det Norske Veritas, all members of the IACS. All of the vessels in our fleet have been awarded International Safety Management, or ISM, certification and are currently “in class.”

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

Risk of Loss and Insurance

The operation of any vessel, including LPG carriers, has inherent risks. These risks include mechanical failure, personal injury, crew negligence, human error, collision, property loss, vessel or cargo loss or damage, cyber attacks, and business interruption due to political circumstances in foreign countries, hostilities or piracy. In addition, there is always an inherent possibility of marine disaster, including explosions, spills and other environmental mishaps, and the liabilities arising from owning and operating vessels in international trade. OPA 90, which imposes virtually unlimited liability upon shipowners, operators and bareboat charterers of any vessel trading in the exclusive economic zone of the United States for certain oil pollution accidents in the United States, has made liability insurance more expensive for shipowners and operators trading in the United States market. Having said that, we believe that our present insurance coverage is adequate to protect us against the accident related risks involved in the conduct of our business and that we maintain appropriate levels of environmental damage and pollution insurance coverage consistent with standard industry practice. Additionally, we maintain other insurance policies we believe are customary and are in amounts we believe to be adequate to protect us against material loss. The policies principally provide coverage for public liability, directors and officers, workers’ compensation, and insurance against the consequences of a cyber attack. However, not all risks can be insured against, and there can be no guarantee that any specific claim will be paid, or that we will always be able to obtain adequate insurance coverage at acceptable rates.

The types of insurances we have purchased can be categorized as follows:

●	Damage to or loss of the ships themselves;
●	Liability to cargo owners for damage to or loss of cargo, for injury to or death of crew or third-parties, for collision with other ships or objects, for pollution damage, for fines and other liabilities;
●	Compensation for loss of income in periods when ships undergo repairs due to damage;
●	Compensation of legal expenses in defending against contract claims or in collecting money due;
●	Compensation of damage to IT equipment ashore and onboard the ships in the case of a cyber attack and of loss suffered from resulting business interruption; and
●	Non-marine coverage, e.g. director and officer insurance.

We have obtained insurance on all our vessels against marine and war risks, both of which include the risks of damage to our vessels, salvage or towing costs, and actual or constructive total loss. The insured value of the ships is fixed and will adequately compensate for repair to a damaged ship or replacement of a lost ship. However, our insurance policies contain deductible amounts for which we are responsible.

To supplement these insurances, we have also obtained loss of hire insurance to protect against loss of income in the event one of our vessels cannot be employed due to damage that is covered under the terms of our hull and machinery insurance (marine and war risks). Under our loss of hire policies, our insurers will pay us an agreed daily amount for the time that the vessel is out of service as a result of damage, for a maximum of 180 days.

We have obtained protection and indemnity insurance (“P&I”), which covers our third-party legal liabilities in connection with our shipping activities, and is provided by mutual protection and indemnity associations, or P&I clubs. This insurance includes third-party liability and other expenses related to the injury or death of crew members, passengers and other third parties, loss or damage to cargo, claims arising from collisions with other vessels or from contact with jetties or wharves and other damage to other third-party property, including pollution arising from oil or other substances, and other related costs, including wreck removal. Subject to the capping discussed below, our coverage, except for pollution, is unlimited.

Our current P&I coverage for pollution is $1.0 billion per vessel per incident. The thirteen P&I clubs that comprise the International Group of Protection and Indemnity Clubs, or the International Group, insure approximately 90% of the world's commercial tonnage and have entered into a pooling agreement to reinsure each association's liabilities. Each P&I club has capped its exposure in this pooling agreement so that the maximum claim covered by the pool and its reinsurance would be approximately $8.8 billion per accident or occurrence. We are a member of three P&I clubs: The Standard Club Ireland DAC, The United Kingdom Mutual Steamship Assurance Association Limited and The London Steam‑Ship Owners' Mutual Insurance Association Limited. All three P&I clubs are members of the International Group of P&I Clubs. As a member of these P&I clubs, we are – in addition to the annual premiums - subject to potential additional premiums based on each club’s over-all claims record, as well as – due to the mutual reinsurance arrangement between the clubs - the claims record of the other members of the P&I clubs comprising the International Group. However, the International Group of P&I Clubs has reinsured part of the risk of additional premium calls to limit additional exposure.

We currently maintain, for each of our vessels, pollution liability insurance coverage in the amount of $1.0 billion per incident. In addition, we carry hull and machinery and P&I insurance to cover the risks of fire and explosion, which could result in a catastrophic loss. We believe that our present insurance coverage is adequate, but not all risks can be insured, and there is the possibility that any specific claim may not be paid, or that we will not always be able to obtain adequate insurance coverage at reasonable rates. If the damages from a catastrophic spill exceeded our insurance coverage, the effect on our business would be severe and could possibly result in our insolvency.

Our Environmental, Social and Governance Efforts

As one of the leaders in the international transportation of LPG, we are committed to delivering cleaner-burning energy in a safe, reliable and environmentally efficient manner. LPG is a clean, efficient and readily available source of energy, with positive benefits to the environment relative to other fuels. While extending the economic and social benefits of delivering LPG to consumers across the globe, we recognize that the shipping industry is heavily dependent on the burning of fossil fuels, contributing to the warming of the world’s climate system. In providing our services, we are committed to reducing our carbon footprint and greenhouse gas emissions. We welcome and support efforts to increase transparency and to promote investors’ understanding of how we and our industry peers are addressing the climate change-related risks and opportunities. We have disclosed certain ESG-related information on our website, including our first ESG Report, aligned with the Sustainability Accounting Standards Board (SASB) Marine Transportation standard, additionally taking into account recommendations provided by the Taskforce on Climate-Related Financial Disclosures (TCFD). The report includes information on how we monitor, manage and perform on material ESG issues in the face of increasing expectations and regulations. Our ESG Report may be found on our website at www.dorianlpg.com. The information on our website is not incorporated by reference into this annual report on Form 10-K (“Annual Report”).

Dorian’s ESG strategies, risks and initiatives are overseen by our Board of Directors, which includes independent members and experts in shipping and compliance matters. Our Nominating and Corporate Governance Committee monitors progress of ESG efforts and together with management ensures integrity of reporting. The Company’s executive leadership team, led by our Chief Executive Officer, President and Chairman of the Board of Directors, Mr. John C. Hadjipateras, formulates ESG strategies and drives initiatives, while the members of our management set targets, assesses risks, develops policies and procedures and executes the ESG efforts. Some of the ESG initiatives that we have undertaken include:

●	operating newer, more technologically advanced ECO vessels, with very low revolutions per minute, long-stroke, electronically controlled engines, larger propellers, advanced hull design, and low friction paint, resulting in enhanced the energy efficiency and reduced greenhouse gas emissions on a ton-mile basis, including the vessels in our existing fleet and our newbuilding dual-fuel VLGC that is expected to be delivered from Kawasaki Heavy Industries in March 2023;

●	fitting vessels with scrubbers to reduce sulfur emissions to, among other things, comply with the IMO’s new fuel regulations which went into effect in January 2020;

●	joining the Getting to Zero Coalition, a global alliance of more than 140 companies committed to the decarbonization of deepsea shipping in line with the IMO greenhouse gas emissions reduction strategy;

●	creating teams and a formal reporting structure for the evaluation and potential implementation of new energy saving technologies such as batteries, hull friction reducing technologies, and a range of other applications;

●	implementing and utilizing internal and third-party data collection and analysis software, which allows data to be gathered from our vessels for use in performance optimization, with the aim of reducing our fuel consumption, and carbon dioxide and greenhouse gas emissions;

●	including a sustainability-linked pricing mechanism in our 2015 AR Facility (as defined below) and providing relevant carbon emissions data for the vessels in our fleet that are owned or technically managed pursuant to a bareboat charter to our lenders in connection with the Poseidon Principles, which establish a framework for assessing and disclosing the climate alignment of ship finance portfolios with the IMO’s target to reduce shipping's total annual greenhouse gas emissions by at least 50% by 2050;

●	becoming a signatory to the Neptune Declaration on Seafarer Wellbeing and Crew Change, in a worldwide call to action to end the unprecedented crew change crisis caused by COVID-19;

●	establishing risk management and internal control policies and systems to manage risk and ensure compliance with all applicable international and local laws; and

●	establishing compliance programs to meet or exceed, when possible and appropriate, all applicable rules and regulations governing the maritime industry, including the items described in the “Environmental and Other Regulation in the Shipping Industry” section below.

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

Our LPG vessels may also become subject to the 2010 HNS Convention, if it is entered into force. The Convention creates a regime of liability and compensation for damage from hazardous and noxious substances (“HNS”), including liquefied gases. The 2010 HNS Convention establishes that the polluter pays by ensuring that the shipping and HNS industries provide compensation for those who have suffered loss or damage resulting from an HNS incident. The following types of damage will be covered by the 2010 HNS Convention: loss of life or personal injury on board or outside the ship carrying the HNS; loss of or damage to property outside the ship; economic losses resulting from contamination, e.g. in the fishing, mariculture and tourism sectors; costs of preventive measures, e.g. clean-up operations at sea and onshore; and costs of reasonable measures of reinstatement of the environment. Shipowners will be held strictly liable up to a maximum limit of liability for the cost of an HNS incident and are required to have insurance that is State certified. The 2010 HNS Convention sets up a two-tier system of compensation composed of compulsory insurance taken out by shipowners and an HNS Fund which comes into play when the insurance is insufficient to satisfy a claim or does not cover the incident. Under the 2010 HNS Convention, if damage is caused by bulk HNS, claims for compensation will first be sought from the shipowner up to a maximum of 100 million Special Drawing Rights (“SDR”). If the damage is caused by packaged HNS or by both bulk and packaged HNS, the maximum liability is 115 million SDR. Once the limit is reached, compensation will be paid from the HNS Fund up to a maximum of 250 million SDR. The 2010 HNS Convention will enter into force 18 months after the date on which it is ratified by at least twelve States, four of which must each have a merchant have a merchant shipping fleet of no less than 2 million units of gross tonnage. To date, six states (South Africa, Canada, Denmark, Estonia, Norway and Turkey) have ratified and consented to be bound by the 2010 HNS Convention. Although the 2010 HNS Convention has not been ratified by a sufficient number of countries to enter into force, we cannot estimate the costs that may be needed to comply with any such requirements that may be adopted with any certainty at this time.

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

The Marine Environment Protection Committee, or “MEPC,” adopted amendments to Annex VI regarding emissions of sulfur oxide, nitrogen oxide, particulate matter and ozone depleting substances, which entered into force on July 1, 2010. The amended Annex VI seeks to further reduce air pollution by, among other things, implementing a progressive reduction of the amount of sulfur contained in any fuel oil used on board ships. On October 27, 2016, at its 70th session, the MEPC agreed to implement a global 0.5% m/m sulfur oxide emissions limit (reduced from 3.50%) starting from January 1, 2020 (the “IMO 2020 Cap”). This limitation can be met by using low-sulfur compliant fuel oil, alternative fuels or certain scrubbers. Ships are now required to obtain bunker delivery notes and International Air Pollution Prevention (“IAPP”) Certificates from their flag states that specify sulfur content. Additionally, at MEPC 73, amendments to Annex VI to prohibit the carriage of bunkers above 0.5% sulfur on ships were adopted and took effect March 1, 2020, with the exception of vessels fitted with scrubbers which can carry fuel of higher sulfur content. These regulations subject ocean-going vessels to stringent emissions controls, and may cause us to incur substantial costs.

Sulfur content standards are even stricter within certain “Emission Control Areas,” or (“ECAs”). As of January 1, 2015, ships operating within an ECA were not permitted to use fuel with sulfur content in excess of 0.1% m/m. Amended Annex VI establishes procedures for designating new ECAs. Currently, the IMO has designated four ECAs, including specified portions of the Baltic Sea area, North Sea area, North American area and United States Caribbean area. Ocean-going vessels in these areas will be subject to stringent emission controls and may cause us to incur additional costs. Other areas in China are subject to local regulations that impose stricter emission controls. In December 2021, the member states of the Convention for the Protection of the Mediterranean Sea Against Pollution agreed to support the designation of a new ECA in the Mediterranean. The group plans to submit a formal proposal to the IMO by the end of 2022 with the goal of having the ECA implemented by 2025. If other ECAs are approved by the IMO, or other new or more stringent requirements relating to emissions from marine diesel engines or port operations by vessels are adopted by the U.S. Environmental Protection Agency (“EPA”) or the states where we operate, compliance with these regulations could entail significant capital expenditures or otherwise increase the costs of our operations.

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

As of January 1, 2013, MARPOL made mandatory certain measures relating to energy efficiency for ships. All ships are now required to develop and implement Ship Energy Efficiency Management Plans (“SEEMP”), and new ships must be designed in compliance with minimum energy efficiency levels per capacity mile as defined by the Energy Efficiency Design Index (“EEDI”). Under these measures, by 2025, all new ships built will be 30% more energy efficient than those built in 2014. MEPC 75 adopted amendments to MARPOL Annex VI which brings forward the effective date of the EEDI’s “phase 3” requirements from January 1, 2025 to April 1, 2022 for several ship types, including gas carriers, general cargo ships, and LNG carriers.

Additionally, MEPC 75 introduced draft amendments to Annex VI which impose new regulations to reduce greenhouse gas emissions from ships. These amendments introduce requirements to assess and measure the energy efficiency of all ships and set the required attainment values, with the goal of reducing the carbon intensity of international shipping. The requirements include (1) a technical requirement to reduce carbon intensity based on a new Energy Efficiency Existing Ship Index (“EEXI”), and (2) operational carbon intensity reduction requirements, based on a new operational carbon intensity indicator (“CII”). The attained EEXI is required to be calculated for ships of 400 gross tonnage and above, in accordance with different values set for ship types and categories. With respect to the CII, the draft amendments would require ships of 5,000 gross tonnage to document and verify their actual annual operational CII achieved against a determined required annual operational CII. Additionally, MEPC 75 proposed draft amendments requiring that, on or before January 1, 2023, all ships above 400 gross tonnage must have an approved SEEMP on board. For ships above 5,000 gross tonnage, the SEEMP would need to include certain mandatory content. The draft amendments introduced at MEPC 75 were adopted at the MEPC 76 session on June 2021 and are expected to enter into force in November 2022, with the requirements for EEXI and CII certification coming into effect from January 1, 2023. MEPC 77 adopted a non-binding resolution which urges Member States and ship operators to voluntarily use distillate or other cleaner alternative fuels or methods of propulsion that are safe for ships and could contribute to the reduction of Black Carbon emissions from ships when operating in or near the Arctic.

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

Amendments to the SOLAS Convention Chapter VII apply to vessels transporting dangerous goods and require those vessels be in compliance with the International Maritime Dangerous Goods Code (“IMDG Code”). Effective January 1, 2018, the IMDG Code includes (1) updates to the provisions for radioactive material, reflecting the latest provisions from the International Atomic Energy Agency, (2) new marking, packing and classification requirements for dangerous goods and (3) new mandatory training requirements. Amendments which took effect on January 1, 2020 also reflect the latest material from the UN Recommendations on the Transport of Dangerous Goods, including (1) new provisions regarding IMO type 9 tank, (2) new abbreviations for segregation groups, and (3) special provisions for carriage of lithium batteries and of vehicles powered by flammable liquid or gas. The upcoming amendments, which will come into force on June 1, 2022, include (1) addition of a definition of dosage rate, (2) additions to the list of high consequence dangerous goods, (3) new provisions for medical/clinical waste, (4) addition of various ISO standards for gas cylinders, (5) a new handling code, and (6) changes to stowage and segregation provisions.

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

Furthermore, recent action by the IMO’s Maritime Safety Committee and United States agencies indicates that cybersecurity regulations for the maritime industry are likely to be further developed in the near future in an attempt to combat cybersecurity threats By IMO resolution, administrations are encouraged to ensure that cyber-risk management systems are incorporated by ship-owners and managers by their first annual Document of Compliance audit after January 1, 2021. In February 2021, the U.S. Coast Guard published guidance on addressing cyber risks in a vessel’s safety management system. This might cause companies to create additional procedures for monitoring cybersecurity, which could require additional expenses and/or capital expenditures. The impact of future regulations is hard to predict at this time.

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

The IMO adopted the International Convention on Civil Liability for Oil Pollution Damage of 1969, as amended by different Protocols in 1976, 1984 and 1992, and amended in 2000 (“the CLC”). Under the CLC and depending on whether the country in which the damage results is a party to the 1992 Protocol to the CLC, a vessel’s registered owner may be strictly liable for pollution damage caused in the territorial waters of a contracting state by discharge of persistent oil, subject to certain exceptions. The 1992 Protocol changed certain limits on liability expressed using the International Monetary Fund currency unit, the Special Drawing Rights. The limits on liability have since been amended so that the compensation limits on liability were raised. The right to limit liability is forfeited under the CLC where the spill is caused by the shipowner’s actual fault and under the 1992 Protocol where the spill is caused by the shipowner’s intentional or reckless act or omission where the shipowner knew pollution damage would probably result. The CLC requires ships over 2,000 tons covered by it to maintain insurance covering the liability of the owner in a sum equivalent to an owner’s liability for a single incident. We have P&I for environmental incidents. P&I Clubs in the International Group issue the required Bunkers Convention “Blue Cards” to enable signatory states to issue certificates. All of our vessels are in possession of a CLC State issued certificate attesting that the required insurance coverage is in force.

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

Anti-Fouling Requirements

In 2001, the IMO adopted the International Convention on the Control of Harmful Anti-fouling Systems on Ships, or the “Anti-fouling Convention.” The Anti-fouling Convention, which entered into force on September 17, 2008, prohibits the use of organotin compound coatings to prevent the attachment of mollusks and other sea life to the hulls of vessels. Vessels of over 400 gross tons engaged in international voyages will also be required to undergo an initial survey before the vessel is put into service or before an International Anti-fouling System Certificate, or the “IAFS Certificate,” is issued for the first time; and subsequent surveys when the anti-fouling systems are altered or replaced.

In November 2020, MEPC 75 approved draft amendments to the Anti-fouling Convention to prohibit anti-fouling systems containing cybutryne, which would apply to ships from January 1, 2023, or, for ships already bearing such an anti-fouling system, at the next scheduled renewal of the system after that date, but no later than 60 months following the last application to the ship of such a system. In addition, the IAFS Certificate has been updated to address compliance options for anti-fouling systems to address cybutryne. Ships which are affected by this ban on cybutryne must receive an updated IAFS Certificate no later than two years after the entry into force of these amendments. Ships which are not affected (i.e. with anti-fouling systems which do not contain cybutryne) must receive an updated IAFS Certificate at the next Anti-fouling application to the vessel. These amendments were formally adopted at MEPC 76 in June 2021.

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

In 2012, MEPC adopted a resolution amending the International Code for the Construction of Equipment of Ships Carrying Dangerous Chemicals in Bulk, or the IBC Code. The provisions of the IBC Code are mandatory under MARPOL and the SOLAS Convention. These amendments, which entered into force in June 2014 and took effect on January 1, 2021, pertain to revised international certificates of fitness for the carriage of dangerous chemicals in bulk and identifying new products that fall under the IBC Code. In May 2014, additional amendments to the IBC Code were adopted that became effective in January 2016. These amendments pertain to the installation of stability instruments and cargo tank purging. Our ECO VLGCs are equipped with stability instruments and cargo tank purging. We may need to make certain minor financial expenditures to comply with these amendments for our modern 82,000 cbm VLGC.

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

The 2010 Deepwater Horizon oil spill in the Gulf of Mexico resulted in additional regulatory initiatives or statutes, including higher liability caps under OPA, new regulations regarding offshore oil and gas drilling and a pilot inspection program for offshore facilities. However, several of these initiatives and regulations have been or may be revised. For example, the U.S. Bureau of Safety and Environmental Enforcement’s (“BSEE”) revised Production Safety Systems Rule (“PSSR”), effective December 27, 2018, modified and relaxed certain environmental and safety protections under the 2016 PSSR. Additionally, the BSEE amended the Well Control Rule, effective July 15, 2019, which rolled back certain reforms regarding the safety of drilling operations, and former U.S. President Trump had proposed leasing new sections of U.S. waters to oil and gas companies for offshore drilling. In January 2021, current U.S. President Biden signed an executive order temporarily blocking new leases for oil and gas drilling in federal waters. However, attorney generals from 13 states filed suit in March 2021 to lift the executive order, and in June 2021, a federal judge in Louisiana granted a preliminary injunction against the Biden administration, stating that the power to pause offshore oil and gas leases “lies solely with Congress.” With these rapid changes, compliance with any new requirements of OPA and future legislation or regulations applicable to the operation of our vessels could impact the cost of our operations and adversely affect our business.

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

The U.S. Clean Water Act (“CWA”) prohibits the discharge of oil, hazardous substances and ballast water in U.S. navigable waters unless authorized by a duly-issued permit or exemption, and imposes strict liability in the form of penalties for any unauthorized discharges. The CWA also imposes substantial liability for the costs of removal, remediation and damages and complements the remedies available under OPA and CERCLA. In 2015, the EPA expanded the definition of “waters of the United States” (“WOTUS”), thereby expanding federal authority under the CWA. Following litigation on the revised WOTUS rule, in December 2018, the EPA and Department of the Army proposed a revised, limited definition of WOTUS. In 2019 and 2020, the agencies repealed the prior WOTUS rule and promulgated the Navigable Waters Protection Rule (“NWPR”), which significantly reduced the scope and oversight of EPA and the Department of the Army in traditionally non-navigable waterways. On August 30, 2021, a federal district court in Arizona vacated the NWPR and directed the agencies to replace the rule. On December 7, 2021, the EPA and Department of the Army proposed a rule that would reinstate the pre-2015 definition. On February 24, 2022, the EPA announced ten roundtables to facilitate discussion on the implementation of WOTUS, which will meet in Spring and Summer of 2022. On January 24, 2022, the U.S. Supreme Court granted certiorari for Sackett v. EPA, for which oral arguments will likely be held in Fall 2022 and will address the scope of WOTUS and may impact the rulemaking.

The EPA and the USCG have also enacted rules relating to ballast water discharge, compliance with which requires the installation of equipment on our vessels to treat ballast water before it is discharged or the implementation of other port facility disposal arrangements or procedures at potentially substantial costs, and/or otherwise restrict our vessels from entering U.S. Waters. The EPA will regulate these ballast water discharges and other discharges incidental to the normal operation of certain vessels within United States waters pursuant to the Vessel Incidental Discharge Act (“VIDA”), which was signed into law on December 4, 2018 and replaced the 2013 Vessel General Permit (“VGP”) program (which authorizes discharges incidental to operations of commercial vessels and contains numeric ballast water discharge limits for most vessels to reduce the risk of invasive species in U.S. waters, stringent requirements for scrubbers, and requirements for the use of environmentally acceptable lubricants) and current Coast Guard ballast water management regulations adopted under the U.S. National Invasive Species Act (“NISA”), such as mid-ocean ballast exchange programs and installation of approved USCG technology for all vessels equipped with ballast water tanks bound for U.S. ports or entering U.S. waters. VIDA establishes a new framework for the regulation of vessel incidental discharges under Clean Water Act (CWA), requires the EPA to develop performance standards for those discharges within two years of enactment, and requires the U.S. Coast Guard to develop implementation, compliance and enforcement regulations within two years of EPA’s promulgation of standards. Under VIDA, all provisions of the 2013 VGP and USCG regulations regarding ballast water treatment remain in force and effect until the EPA and U.S. Coast Guard regulations are finalized. Non-military, non-recreational vessels greater than 79 feet in length must continue to comply with the requirements of the VGP, including submission of a Notice of Intent (“NOI”) or retention of a PARI form and submission of annual reports. We have submitted NOIs for our vessels where required. Compliance with the EPA, U.S. Coast Guard and state regulations could require the installation of ballast water treatment equipment on our vessels or the implementation of other port facility disposal procedures at potentially substantial cost, or may otherwise restrict our vessels from entering U.S. waters.

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

On September 15, 2020, the European Parliament voted to include greenhouse gas emissions from the maritime sector in the European Union’s carbon market. On July 14, 2021, the European Parliament formally proposed its plan, which would involve gradually including the maritime sector from 2023 and phasing the sector in over a three-year period. This will require shipowners to buy permits to cover these emissions. Contingent on negotiations and a formal approval vote, these proposed regulations may not enter into force for another year or two.

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

At MEPC 70 and MEPC 71, a draft outline of the structure of the initial strategy for developing a comprehensive IMO strategy on reduction of greenhouse gas emissions from ships was approved. In accordance with this roadmap, in April 2018, nations at the MEPC 72 adopted an initial strategy to reduce greenhouse gas emissions from ships. The initial strategy identifies “levels of ambition” to reducing greenhouse gas emissions, including (1) decreasing the carbon intensity from ships through implementation of further phases of the EEDI for new ships; (2) reducing carbon dioxide emissions per transport work, as an average across international shipping, by at least 40% by 2030, pursuing efforts towards 70% by 2050, compared to 2008 emission levels; and (3) reducing the total annual greenhouse emissions by at least 50% by 2050 compared to 2008 while pursuing efforts towards phasing them out entirely. The initial strategy notes that technological innovation, alternative fuels and/or energy sources for international shipping will be integral to achieve the overall ambition. These regulations could cause us to incur additional substantial expenses. At MEPC 77, the Member States agreed to initiate the revision of the Initial IMO Strategy on Reduction of GHG emissions from ships, recognizing the need to strengthen the ambition during the revision process. A final draft Revised IMO GHG Strategy would be considered by MEPC 80 (scheduled to meet in spring 2023), with a view to adoption.

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

In the United States, the EPA issued a finding that greenhouse gases endanger the public health and safety, adopted regulations to limit greenhouse gas emissions from certain mobile sources and proposed regulations to limit greenhouse gas emissions from large stationary sources. However, in March 2017, former U.S. President Trump signed an executive order to review and possibly eliminate the EPA’s plan to cut greenhouse gas emissions, and in August 2019, the Administration announced plans to weaken regulations for methane emissions. On August 13, 2020, the EPA released rules rolling back standards to control methane and volatile organic compound emissions from new oil and gas facilities.  However, U.S. President Biden directed the EPA to publish a proposed rule suspending, revising, or rescinding certain of these rules. On November 2, 2021, the EPA issued a proposed rule under the CAA designed to reduce methane emissions from oil and gas sources. The proposed rule would reduce 41 million tons of methane emissions between 2023 and 2035 and cut methane emissions in the oil and gas sector by approximately 74 percent compared to emissions from this sector in 2005. EPA also anticipates issuing a supplemental proposed rule in 2022 to include additional methane reduction measures following public input and anticipates issuing a final rule by the end of 2022. If these new regulations are finalized, they could affect our operations.

Any passage of climate control legislation or other regulatory initiatives by the IMO, the EU, the U.S. or other countries where we operate, or any treaty adopted at the international level to succeed the Kyoto Protocol or Paris Agreement, that restricts emissions of greenhouse gases could require us to make significant financial expenditures which we cannot predict with certainty at this time. As of March 31, 2022, thirteen of our ECO-VLGCs, including one of our chartered-in ECO-VLGCs, are equipped with scrubbers. We have no contractual commitments related to additional scrubbers as of March 31, 2022. In addition to the added costs, the concern over climate change and regulatory measures to reduce greenhouse gas emissions may reduce global demand for oil and oil products, which would have an adverse effect on our business, financial results and cash flows.

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

United States Federal Income Taxation of Operating Income: In General

We anticipate that we will earn substantially all our income from the hiring of vessels for use on a time or spot charter basis, including through the Helios Pool, and from the performance of services directly related to those uses, all of which we refer to as “shipping income.”

Unless we qualify for an exemption from United States federal income taxation under the rules of Section 883 of the Code, or Section 883, as discussed below, a foreign corporation such as the Company will be subject to United States federal income taxation on its “shipping income” that is treated as derived from sources within the United States, to which we refer as “United States source shipping income.” For United States federal income tax purposes, "United States source shipping income" includes 50% of shipping income that is attributable to transportation that begins or ends, but that does not both begin and end, in the United States.

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

Exemption of Operating Income from United States Federal Income Taxation

Under Section 883 and the Treasury Regulations thereunder, a foreign corporation will be exempt from United States federal income taxation of its United States source shipping income if:

1)	it is organized in a “qualified foreign country” which is one that grants an "equivalent exemption" from tax to corporations organized in the United States in respect of each category of shipping income for which exemption is being claimed under Section 883; and

2)	one of the following tests is met:

A)	more than 50% of the value of its shares is beneficially owned, directly or indirectly, by “qualified shareholders,” which as defined includes individuals who are “residents” of a qualified foreign country, to which we refer as the “50% Ownership Test”; or

B)	its shares are “primarily and regularly traded on an established securities market” in a qualified foreign country or in the United States, to which we refer as the “Publicly-Traded Test.”

The Republic of the Marshall Islands, the jurisdiction where we and our ship-owning subsidiaries are incorporated, has been officially recognized by the United States Internal Revenue Service, or the IRS, as a qualified foreign country that grants the requisite “equivalent exemption” from tax in respect of each category of shipping income we earn and currently expect to earn in the future. Therefore, we will be exempt from United States federal income taxation with respect to our United States source shipping income if we satisfy either the 50% Ownership Test or the Publicly-Traded Test.

We believe that we satisfy the Publicly-Traded Test, a factual determination made on an annual basis, with respect to our taxable year ended March 31, 2022, and we expect to continue to do so for our subsequent taxable years, and we intend to take this position for United States federal income tax reporting purposes. We do not currently anticipate circumstances under which we would be able to satisfy the 50% Ownership Test.

Publicly-Traded Test

The Treasury Regulations under Section 883 provide, in pertinent part, that shares of a foreign corporation will be considered to be “primarily traded” on an established securities market in a country if the number of shares of each class of stock that are traded during any taxable year on all established securities markets in that country exceeds the number of shares in each such class that are traded during that year on established securities markets in any other single country. The Company’s common shares, which constitute its sole class of issued and outstanding stock is “primarily traded” on the New York Stock Exchange, or the NYSE, an established securities market for these purposes.

Under the Treasury Regulations, our common shares will be considered to be “regularly traded” on an established securities market if one or more classes of our shares representing more than 50% of our outstanding stock, by both total combined voting power of all classes of stock entitled to vote and total value, are listed on such market, to which we refer as the “listing threshold.” Since all of our common shares are listed on the NYSE, we expect to satisfy the listing threshold.

The Treasury Regulations also require that with respect to each class of stock relied upon to meet the listing threshold, (i) such class of stock traded on the market, other than in minimal quantities, on at least 60 days during the taxable year or one-sixth of the days in a short taxable year, which we refer to as the “trading frequency test”; and (ii) the aggregate number of shares of such class of stock traded on such market during the taxable year must be at least 10% of the average number of shares of such class of stock outstanding during such year or as appropriately adjusted in the case of a short taxable year, which we refer to as the “trading volume” test. We anticipate that we will satisfy the trading frequency and trading volume tests. Even if this were not the case, the Treasury Regulations provide that the trading frequency and trading volume tests will be deemed satisfied if, as is expected to be the case with our common shares, such class of stock is traded on an established securities market in the United States and such shares are regularly quoted by dealers making a market in such shares.

Notwithstanding the foregoing, the Treasury Regulations provide, in pertinent part, that a class of shares will not be considered to be “regularly traded” on an established securities market for any taxable year in which 50% or more of the vote and value of the outstanding shares of such class are owned on more than half the days during the taxable year by persons who each own 5% or more of the vote and value of such class of outstanding stock, to which we refer as the "5% Override Rule."

For purposes of being able to determine the persons who actually or constructively own 5% or more of the vote and value of our common shares, or “5% Shareholders,” the Treasury Regulations permit us to rely on those persons that are identified on Schedule 13G and Schedule 13D filings with the Commission, as owning 5% or more of our common shares. The Treasury Regulations further provide that an investment company which is registered under the Investment Company Act of 1940, as amended, will not be treated as a 5% Shareholder for such purposes.

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

We believe that we satisfy the Publicly-Traded Test and will not be subject to the 5% Override Rule for taxable year ended March 31, 2022 and we also expect to continue to do so for our subsequent taxable years. However, there are factual circumstances beyond our control that could cause us to lose the benefit of the Section 883 exemption. For example, we may no longer qualify for Section 883 exemption for a particular taxable year if 5% Shareholders were to own, in the aggregate, 50% or more of our outstanding common shares on more than half the days of the taxable year, unless we could establish that within the group of 5% Shareholders, qualified shareholders own sufficient number of our shares to preclude the non-qualified shareholders in such group from owning 50% or more of our common shares for more than half the number of days during the taxable year. Under the Treasury Regulations, we would have to satisfy certain substantiation requirements regarding the identity of our shareholders. These requirements are onerous and there is no assurance that we would be able to satisfy them. Given the factual nature of the issues involved, we can give no assurances in regards of our or our subsidiaries' qualification for the Section 883 exemption.

Taxation in Absence of Section 883 Exemption

If the benefits of Section 883 are unavailable, our United States source shipping income would be subject to a 4% tax imposed by Section 887 of the Code on a gross basis, without the benefit of deductions, or the “4% gross basis tax regime,” to the extent that such income is not considered to be “effectively connected” with the conduct of a United States trade or business, as described below. Since under the sourcing rules described above, no more than 50% of our shipping income would be treated as being United States source shipping income, the maximum effective rate of United States federal income tax on our shipping income would never exceed 2% under the 4% gross basis tax regime.

To the extent our United States source shipping income is considered to be “effectively connected” with the conduct of a United States trade or business, as described below, any such "effectively connected" United States source shipping income, net of applicable deductions, would be subject to United States federal income tax, currently imposed at a rate of 21%. In addition, we would generally be subject to the 30% "branch profits" tax on earnings effectively connected with the conduct of such trade or business, as determined after allowance for certain adjustments, and on certain interest paid or deemed paid attributable to the conduct of our United States trade or business.

Our United States source shipping income would be considered “effectively connected” with the conduct of a United States trade or business only if:

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

We do not intend to have, or permit circumstances that would result in having, any vessel sailing to or from the United States on a regularly scheduled basis. Based on the foregoing and on the expected mode of our shipping operations and other activities, it is anticipated that none of our United States source shipping income will be “effectively connected” with the conduct of a United States trade or business.

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

United States Federal Income Taxation of United States Holders

As used herein, the term “United States Holder” means a holder that for United States federal income tax purposes is a beneficial owner of common shares and is an individual United States citizen or resident, a United States corporation or other United States entity taxable as a corporation, an estate the income of which is subject to United States federal income taxation regardless of its source, or a trust if a court within the United States is able to exercise primary jurisdiction over the administration of the trust and one or more United States persons have the authority to control all substantial decisions of the trust.

If a partnership holds the common shares, the tax treatment of a partner will generally depend upon the status of the partner and upon the activities of the partnership. If you are a partner in a partnership holding the common shares, you are encouraged to consult your tax advisor.

Distributions

Subject to the discussion of passive foreign investment companies below, any distributions made by us with respect to our common shares to a United States Holder will generally constitute dividends to the extent of our current or accumulated earnings and profits, as determined under United States federal income tax principles. Distributions in excess of such earnings and profits will be treated first as a nontaxable return of capital to the extent of the United States Holder’s tax basis in its common shares and thereafter as capital gain. Because we are not a United States corporation, United States Holders that are corporations will generally not be entitled to claim a dividends-received deduction with respect to any distributions they receive from us. Dividends paid with respect to our common shares will generally be treated as foreign source dividend income and will generally constitute “passive category income” for purposes of computing allowable foreign tax credits for United States foreign tax credit purposes.

Dividends paid on our common shares to certain non-corporate United States Holders will generally be treated as “qualified dividend income” that is taxable to such United States Holders at preferential tax rates provided that (1) the common shares are readily tradable on an established securities market in the United States (such as the NYSE, on which our common shares will be traded), (2) the shareholder has owned the common stock for more than 60 days in the 121-day period beginning 60 days before the date on which the common stock becomes ex-dividend, and (3) we are not a passive foreign investment company for the taxable year during which the dividend is paid or the immediately preceding taxable year.

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

Special rules may apply to any “extraordinary dividend”—generally, a dividend in an amount which is equal to or in excess of 10% of a shareholder’s adjusted tax basis or dividends received within a one-year period that, in the aggregate, equal or exceed 20% of a shareholder's adjusted tax basis (or fair market value upon the shareholder's election) in a common share—paid by us. If we pay an “extraordinary dividend” on our common shares that is treated as “qualified dividend income,” then any loss derived by certain non-corporate United States Holders from the sale or exchange of such common shares will be treated as long-term capital loss to the extent of such dividend.

Sale, Exchange or Other Disposition of Common Shares

Assuming we do not constitute a passive foreign investment company for any taxable year, a United States Holder generally will recognize taxable gain or loss upon a sale, exchange or other disposition of our common shares in an amount equal to the difference between the amount realized by the United States Holder from such sale, exchange or other disposition and the United States Holder’s tax basis in such shares. Such gain or loss will be treated as long-term capital gain or loss if the United States Holder’s holding period is greater than one year at the time of the sale, exchange or other disposition. Such capital gain or loss will generally be treated as United States source income or loss, as applicable, for United States foreign tax credit purposes. Long-term capital gains of certain non-corporate United States Holders are currently eligible for reduced rates of taxation. A United States Holder’s ability to deduct capital losses is subject to certain limitations.

Passive Foreign Investment Company Status and Significant Tax Consequences

Special United States federal income tax rules apply to a United States Holder that holds shares in a foreign corporation classified as a “passive foreign investment company,” or a PFIC, for United States federal income tax purposes. In general, we will be treated as a PFIC with respect to a United States Holder if, for any taxable year in which such holder holds our common shares, either:

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

We believe that income we earn from the voyage charters, and also from time charters, for the reasons discussed below, will be treated as active income for PFIC purposes and as a result, we intend to take the position that we satisfy the 75% income test for our taxable year ended March 31, 2022.

Based on our current and anticipated operations, we do not believe that we will be treated as a PFIC for our taxable year ended March 31, 2022 or subsequent taxable years, and we intend to take such position for our United States federal income tax reporting purposes. Our belief is based principally on the position that the gross income we derive from our voyage or time chartering activities should constitute services income, rather than rental income. Accordingly, such income should not constitute passive income, and the assets that we own and operate in connection with the production of such income, in particular, the vessels, should not constitute passive assets for purposes of determining whether we are a PFIC. There is substantial legal authority supporting this position consisting of case law and IRS pronouncements concerning the characterization of income derived from time charters as services income for other tax purposes. However, there is also authority which characterizes time charter income as rental income rather than services income for other tax purposes. Accordingly, no assurance can be given that the IRS or a court of law will accept this position, and there is a risk that the IRS or a court of law could determine that we are a PFIC. In addition, although we intend to conduct our affairs in a manner to avoid being classified as a PFIC with respect to any taxable year, we cannot assure you that the nature of our operations will not change in the future.

As discussed more fully below, for any taxable year in which we are, or were to be treated as, a PFIC, a United States Holder would be subject to different taxation rules depending on whether the United States Holder makes an election to treat us as a "Qualified Electing Fund," which election we refer to as a “QEF election.” As an alternative to making a QEF election, a United States Holder should be able to make a “mark-to-market” election with respect to our common shares, as discussed below. A United States holder of shares in a PFIC will be required to file an annual information return containing information regarding the PFIC as required by applicable Treasury Regulations. We intend to promptly notify our shareholders if we determine we are a PFIC for any taxable year.

Taxation of United States Holders Making a Timely QEF Election

If a United States Holder makes a timely QEF election, which United States Holder we refer to as an “Electing Holder,” the Electing Holder must report for United States federal income tax purposes its pro rata share of our ordinary earnings and net capital gain, if any, for each of our taxable years during which we are a PFIC that ends with or within the taxable year of the Electing Holder, regardless of whether distributions were received from us by the Electing Holder. No portion of any such inclusions of ordinary earnings will be treated as “qualified dividend income.” Net capital gain inclusions of certain non-corporate United States Holders would be eligible for preferential capital gains tax rates. The Electing Holder's adjusted tax basis in the common shares will be increased to reflect any income included under the QEF election. Distributions of previously taxed income will not be subject to tax upon distribution but will decrease the Electing Holder's tax basis in the common shares. An Electing Holder would not, however, be entitled to a deduction for its pro rata share of any losses that we incur with respect to any taxable year. An Electing Holder would generally recognize capital gain or loss on the sale, exchange or other disposition of our common shares. A United States Holder would make a timely QEF election for our common shares by filing one copy of IRS Form 8621 with his United States federal income tax return for the first year in which he held such shares when we were a PFIC. If we take the position that we are not a PFIC for any taxable year, and it is later determined that we were a PFIC for such taxable year, it may be possible for a United States Holder to make a retroactive QEF election effective for such year. If we determine that we are a PFIC for any taxable year, we will provide each United States Holder with all necessary information required for the United States Holder to make the QEF election and to report its pro rata share of our ordinary earnings and net capital gain, if any, for each of our taxable years during which we are a PFIC that ends with or within the taxable year of the Electing Holder as described above.

Taxation of United States Holders Making a "Mark-to-Market" Election

Alternatively, for any taxable year in which we determine that we are a PFIC, and, assuming as we anticipate will be the case, our shares are treated as "marketable stock," a United States Holder would be allowed to make a “mark-to-market” election with respect to our common shares, provided the United States Holder completes and files IRS Form 8621 in accordance with the relevant instructions and related Treasury Regulations. If that election is made, the United States Holder generally would include as ordinary income in each taxable year the excess, if any, of the fair market value of the common shares at the end of the taxable year over such Holder's adjusted tax basis in the common shares. The United States Holder would also be permitted an ordinary loss in respect of the excess, if any, of the United States Holder’s adjusted tax basis in the common shares over its fair market value at the end of the taxable year, but only to the extent of the net amount previously included in income as a result of the mark-to-market election. A United States Holder's tax basis in his common shares would be adjusted to reflect any such income or loss amount recognized. In a year when we are a PFIC, any gain realized on the sale, exchange or other disposition of our common shares would be treated as ordinary income, and any loss realized on the sale, exchange or other disposition of the common shares would be treated as ordinary loss to the extent that such loss does not exceed the net mark-to-market gains previously included by the United States Holder.

Taxation of United States Holders Not Making a Timely QEF or Mark-to-Market Election

For any taxable year in which we determine that we are a PFIC, a United States Holder who does not make either a QEF election or a “mark-to-market” election for that year, whom we refer to as a “Non-Electing Holder,” would be subject to special rules with respect to (i) any excess distribution (i.e., the portion of any distributions received by the Non-Electing Holder on the common shares in a taxable year in excess of 125% of the average annual distributions received by the Non-Electing Holder in the three preceding taxable years, or, if shorter, the Non-Electing Holder’s holding period for the common shares), and (ii) any gain realized on the sale, exchange or other disposition of our common shares. Under these special rules:

●	the excess distribution or gain would be allocated ratably over the Non-Electing Holder’s aggregate holding period for the common shares;

●	the amount allocated to the current taxable year, and any taxable year prior to the first taxable year in which we were a PFIC, would be taxed as ordinary income and would not be “qualified dividend income”; and

●	the amount allocated to each of the other taxable years would be subject to tax at the highest rate of tax in effect for the applicable class of taxpayer for that year, and an interest charge for the deemed tax deferral benefit would be imposed with respect to the resulting tax attributable to each such other taxable year.

United States Federal Income Taxation of “Non-United States Holders”

As used herein, the term “Non-United States Holder” means a holder that, for United States federal income tax purposes, is a beneficial owner of common shares (other than a partnership) that is not a United States Holder.

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

Dividends on Common Shares

Subject to the discussion of backup withholding below, a Non-United States Holder generally will not be subject to United States federal income or withholding tax on dividends received from us with respect to our common shares, unless:

●	the dividend income is effectively connected with the Non-United States Holder’s conduct of a trade or business in the United States; or

●	the Non-United States Holder is an individual who is present in the United States for 183 days or more during the taxable year of receipt of the dividend income and other conditions are met.

Sale, Exchange or Other Disposition of Common Shares

Subject to the discussion of backup withholding below, a Non-United States Holder generally will not be subject to United States federal income or withholding tax on any gain realized upon the sale, exchange or other disposition of our common shares, unless:

●	the gain is effectively connected with the Non-United States Holder’s conduct of a trade or business in the United States; or

●	the Non-United States Holder is an individual who is present in the United States for 183 days or more during the taxable year of disposition and other conditions are met.

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

Individuals who are United States Holders (and to the extent specified in applicable Treasury regulations, Non-United States Holders and certain United States entities) who hold “specified foreign financial assets” (as defined in Section 6038D of the Code) are required to file IRS Form 8938 with information relating to the asset for each taxable year in which the aggregate value of all such assets exceeds $75,000 at any time during the taxable year or $50,000 on the last day of the taxable year (or such higher dollar amount as prescribed by applicable Treasury Regulations). Specified foreign financial assets would include, among other assets, our common shares, unless the common shares are held in an account maintained with a United States financial institution. Substantial penalties apply to any failure to timely file IRS Form 8938, unless the failure is shown to be due to reasonable cause and not due to willful neglect. Additionally, in the event an individual United States Holder (and to the extent specified in applicable Treasury Regulations, a Non-United States Holder or a United States entity) that is required to file IRS Form 8938 does not file such form, the statute of limitations on the assessment and collection of United States federal income taxes of such holder for the related tax year may not close until three years after the date that the required information is filed. United States Holders (including United States entities) and Non-United States Holders are encouraged consult their own tax advisors regarding their reporting obligations in respect of our common shares.

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

Summary of Risk Factors

The following is a summary of the risk factors you should be aware of before making a decision to invest in our common stock. This summary does not address all the risks we face. Additional discussion of the risks summarized in this risk factor summary, and other risks we face, can be found below in this risk factor section and should be carefully considered, together with other information in this Annual Report and other filings with the Commission, before making an investment decision regarding our common stock.

Risks Relating to Our Company

●	We and the Helios Pool operate exclusively in the VLGC segment of the LPG shipping industry. Due to the general lack of industry diversification, adverse developments in the VLGC segment of the LPG shipping industry may adversely affect our business, financial condition and operating results.
●	Seasonal and other fluctuations in respect of spot market charter rates have had in the past and may have in the future a negative effect on our revenues, results of operations and cash flows.
●	We and/or our pool managers may not be able to successfully secure employment for our vessels or vessels in the Helios Pool, which could adversely affect our financial condition and results of operations.
●	We face substantial competition in trying to expand relationships with existing customers and obtain new customers.
●	We and the Helios Pool are subject to risks with respect to counterparties, and failure of such counterparties to meet their obligations could cause us to suffer losses or negatively impact our results of operations and cash flows.
●	We expect to be dependent on a limited number of customers for a material part of our revenues, and failure of such customers to meet their obligations could cause us to suffer losses or negatively impact our results of operations and cash flows.
●	Restrictions on VLGC transits and increased toll charges at the Panama Canal may have an adverse effect on our results of operations.
●	Our indebtedness and financial obligations may adversely affect our operational flexibility and financial condition.
●	Our existing and future debt and financing agreements contain and are expected to contain restrictive covenants that may limit our liquidity and corporate activities, which could have an adverse effect on our financial condition and results of operations.
●	We are exposed to volatility in the London Interbank Offered Rate and we have and we intend to selectively enter into derivative contracts, which can result in higher than market interest rates and charges against our income.
●	Investments in forward freight derivative instruments could result in losses.
●	Because we generate all of our revenues in U.S. dollars but incur a portion of our expenses in other currencies, exchange rate fluctuations could adversely affect our results of operations.
●	If we fail to manage our growth properly, we may incur significant expenses and losses.
●	An inability to effectively time investments in and divestments of vessels could prevent the implementation of our business strategy and negatively impact our results of operations and financial condition.
●	If our fleet grows in size, we may need to update our operations and financial systems and recruit additional staff and crew; if we cannot adequately update these systems or recruit suitable employees, our business and results of operations may be adversely affected.
●	We may be unable to attract and retain key management personnel and other employees in the shipping industry without incurring substantial expense, which may negatively affect the effectiveness of our management and our results of operations.
●	Our directors and officers may in the future hold direct or indirect interests in companies that compete with us.
●	Our business and operations involve inherent operating risks, and our insurance and indemnities from our customers may not be adequate to cover potential losses from our operations.

●	We may be unable to procure adequate insurance coverage at commercially reasonable rates in the future.
●	Because we obtain some of our insurance through protection and indemnity associations, we may be required to make additional premium payments.
●	We may incur increasing costs for the drydocking, maintenance or replacement of our vessels as they age, and, as our vessels age, the risks associated with older vessels could adversely affect our ability to obtain profitable charters.
●	If we purchase secondhand vessels, we will be exposed to increased costs which could adversely affect our earnings.
●	Certain shareholders have a substantial ownership stake in us, and their interests could conflict with the interests of our other shareholders.
●	United States tax authorities could treat us as a “passive foreign investment company,” which could have adverse United States federal income tax consequences to United States holders.
●	We may have to pay tax on United States source shipping income, which would reduce our earnings.

Risks Relating to our Industry

●	The cyclical nature of the demand for LPG transportation may lead to significant changes in charter rates, vessel utilization and vessel values, which may adversely affect our revenues, profitability and financial condition.
●	A shift in consumer demand from LPG towards other energy sources or changes to trade patterns may have a material adverse effect on our business.
●	The market values of our vessels may fluctuate significantly. When the market values of our vessels are low, we may incur a loss on sale of a vessel or record an impairment charge, which may adversely affect our earnings and possibly lead to defaults under our loan agreements or under future loan agreements we may enter into.
●	The IMO 2020 regulations have and may continue to cause us to incur substantial costs and to procure low-sulfur fuel oil directly on the wholesale market for storage at sea and onward consumption on our vessels.
●	Increasing scrutiny and changing expectations from investors, lenders and other market participants with respect to our Environmental, Social and Governance (“ESG”) policies may impose additional costs on us or expose us to additional risks.
●	General economic, political and regulatory conditions could materially adversely affect our business, financial position and results of operations, as well as our future prospects.
●	The state of global financial markets and general economic conditions, as well as the perceived impact of emissions by our vessels on the climate may adversely impact our ability to obtain financing or refinance our credit facility on acceptable terms, which may hinder or prevent us from operating or expanding our business.
●	Our operating results are subject to seasonal fluctuations, which could affect our operating results and the amount of available cash with which we can pay dividends or repurchase our common stock.
●	Future technological innovation could reduce our charter hire income and the value of our vessels.
●	Changes in fuel, or bunker, prices may adversely affect profits.
●	We are subject to regulation and liability, including environmental laws, which could require significant expenditures and adversely affect our financial conditions and results of operations.
●	Climate change and greenhouse gas restrictions may adversely impact our operations and markets.
●	If our vessels call on ports located in countries or territories that are subject to sanctions or embargoes imposed by the United States or other authorities, it could lead to monetary fines or penalties and/or adversely affect our reputation and the market for our common shares.
●	Our vessels are subject to periodic inspections.
●	Maritime claimants could arrest our vessels, which could interrupt our cash flow.
●	Governments could requisition our vessels during a period of war or emergency, resulting in loss of revenues.
●	The operation of ocean-going vessels is inherently risky, and an incident resulting in significant loss or environmental consequences involving any of our vessels could harm our reputation and business.
●	We may be subject to litigation that could have an adverse effect on our business and financial condition.
●	Acts of piracy on ocean-going vessels could adversely affect our business.
●	Our operations outside the United States expose us to global risks, such as political conflict, terrorism and public health threats, which may interfere with the operation of our vessels and could have a material adverse impact on our operating results, revenues and costs.
●	The novel coronavirus (COVID-19) pandemic is dynamic and expanding and has negatively affected the shipping and energy industries. The continuation of this outbreak likely would have, and the emergence of other epidemic or pandemic crises could have, material adverse effects on our business, results of operations, or financial condition.
●	If labor or other interruptions are not resolved in a timely manner, such interruptions could have a material adverse effect on our financial condition.
●	Information technology failures and data security breaches, including as a result of cybersecurity attacks, could negatively impact our results of operations and financial condition, subject us to increased operating costs, and expose us to litigation.

Risks Relating to Our Common Shares

●	The price of our common shares has fluctuated in the past, has recently been volatile and may be volatile in the future, and as a result, investors in our common shares could incur substantial losses.
●	Although we have initiated a stock repurchase program, we cannot assure you that we will continue to repurchase shares or that we will repurchase shares at favorable prices.
●	We paid two irregular dividends in our fiscal year ended March 31, 2022 and have declared one irregular dividend to be paid in our fiscal year ending March 31, 2023, but we may be unable to pay dividends in the future.
●	We are a holding company and depend on the ability of our subsidiaries to distribute funds to us in order to satisfy our financial obligations and to make dividend payments.
●	A future sale of shares by major shareholders may reduce the share price.
●	We are incorporated in the Republic of the Marshall Islands, which does not have a well-developed body of corporate law.
●	It may be difficult to enforce a United States judgment against us, our officers and our directors because we are a foreign corporation.
●	Our organizational documents contain anti-takeover provisions.

Risks Relating to Our Company

We and the Helios Pool operate exclusively in the VLGC segment of the LPG shipping industry. Due to the general lack of industry diversification, adverse developments in the VLGC segment of the LPG shipping industry may adversely affect our business, financial condition and operating results.

We currently rely almost exclusively on the cash flow generated from the vessels in our fleet, all of which are VLGCs operating in the LPG shipping industry (including through the Helios Pool). Unlike some other shipping companies, which have vessels of varying sizes that can carry different cargoes, such as containers, dry bulk, crude oil and oil products, we focus and may continue to focus exclusively on VLGCs transporting LPG. Similarly, the Helios Pool also depends exclusively on the cash flow generated from VLGCs operating in the LPG shipping industry. General lack of industry diversification makes us vulnerable to adverse developments in the LPG shipping industry, which would have a significantly greater impact on our business, financial condition and operating results than such lack of diversification would if we or the Helios Pool owned and operated more diverse assets or engaged in more diverse lines of business.

Seasonal and other fluctuations in respect of spot market charter rates have had in the past and may have in the future a negative effect on our revenues, results of operations and cash flows.

As of the date of this Annual Report, twenty vessels from our fleet, including our two time chartered-in vessels, operate in the Helios Pool, which employs vessels on short-term time charters, COAs, or in the spot market, the latter of which exposes us to fluctuations in spot market charter rates. We also employ two of our VLGCs on fixed time charters outside of the Helios Pool. As these fixed time charters expire, we may employ these vessels in the spot market.

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

As of May 27, 2022, twenty of our vessels, including our two time chartered-in vessels, are operating within the Helios Pool, which employs vessels on short-term time charters, COAs, or in the spot market, and two of our vessels are on fixed time charters outside of the Helios Pool that expire between the fourth calendar quarter of 2022 and the first calendar quarter of 2023. We cannot assure you that we will be successful in finding employment for our vessels in the spot market, on time charters or otherwise, or that any employment will be at profitable rates. Moreover, as vessels entered into the Helios Pool are commercially managed by our wholly-owned subsidiary and Phoenix, we also cannot assure you that we or they will be successful in finding employment for the vessels in the Helios Pool or that any employment will be profitable. Any inability to locate suitable employment for our vessels or the vessels in the Helios Pool could affect our general financial condition, results of operation and cash flow as well as the availability of financing.

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

The process of obtaining new charter agreements is highly competitive and generally involves an intensive screening and competitive bidding process, which, in certain cases, extends for several months. Contracts in the time charter market are awarded based upon a variety of factors, including:

●	the size, age, fuel efficiency, emissions levels, and condition of a vessel;

●	the operator’s industry relationships, experience and reputation for customer service, quality operations and safety;

●	the quality, experience and technical capability of the crew;

●	the experience of the crew with the operator and type of vessel;

●	the operator’s relationships with shipyards and the ability to get suitable berths;

●	the operator’s construction management experience, including the ability to obtain on-time delivery of new vessels according to customer specifications; and

●	the operator's willingness to accept operational risks pursuant to the charter, such as allowing termination of the charter for force majeure events.

Contracts in the spot market are awarded based upon a variety of factors as well, and include:

●	the location of the vessel; and

●	competitiveness of the bid in terms of overall price.

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

For the year ended March 31, 2022, the Helios Pool accounted for 90% of our total revenues. No other individual charterer accounted for more than 10%. Within the Helios Pool, no charterers represented more than 10% of net pool revenues—related party, for the year ended March 31, 2022. We expect that a material portion of our revenues will continue to be derived from a limited number of customers. The ability of each of our customers to perform their obligations under a contract with us will depend on a number of factors that are beyond our control. Should the aforementioned customers fail to honor their obligations under agreements with us or the Helios Pool, we could sustain material losses that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Restrictions on VLGC transits and increased toll charges at the Panama Canal may have an adverse effect on our results of operations.

In June 2016, the expansion of the Panama Canal, or the Canal, was completed. The new locks allow the Canal to accommodate significantly larger vessels, including VLGCs, which we operate. Since the completion of the Canal, transit from the United States Gulf to Asia, an important trade route for our customers, has been shortened by approximately 15 days compared to transiting via the Cape of Good Hope. According to industry sources, over 90% of the US-to-Asia LPG voyages had switched to the Canal by November 2016 and the majority of USA-to-Asia LPG voyages continue to utilize the Panama Canal as of the date of this Annual Report. With increased traffic, the toll has been increased over time. The Panama Canal Authorities decreed that the slots for transit by VLGCs could only be reserved up to 14 days in advance of a proposed transit. This change has resulted in longer wait times and resales of slots among VLGC operators at significantly higher rates than those charged by the Panama Canal Authority. These restrictions have added waiting time to transits, which is typically not paid for by charterers. If subsequent decisions by the Panamanian authorities, including the April 2022 proposal by the Panama Canal Authority for a comprehensive restructuring of its toll system, which would increase rates charged on cargo, including the LPG that crosses the waterway, result in increased rates or additional waiting time for our VLGCs to cross the Canal and these factors are not reflected in charter rates, it may have an adverse effect on our results of operations and cash flows.

Our indebtedness and financial obligations may adversely affect our operational flexibility and financial condition.

As of March 31, 2022, we had outstanding indebtedness of $670.0 million, of which $653.0 million is hedged or fixed. Amounts owed under our current credit facility and financing arrangements, and any future credit facilities or financing arrangements, will require us to dedicate a part of our cash flow from operations to paying interest and principal payments, as applicable. These payments will limit funds available for working capital, capital expenditures, acquisitions, dividends, stock repurchases and other purposes and may also limit our ability to undertake further equity or debt financing in the future. Our indebtedness and obligations under our financing arrangements also increase our vulnerability to general adverse economic and industry conditions, limits our flexibility in planning for and reacting to changes in the industry, and places us at a disadvantage to other, less leveraged, competitors.

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

Our debt agreement and financing arrangements contain, and any future debt agreements or financing arrangements are expected to contain, customary covenants and event of default clauses, including cross-default provisions that may be triggered by a default under one of our other contracts or agreements and restrictive covenants and performance requirements, which may affect operational and financial flexibility. Such restrictions could affect, and in many respects limit or prohibit, among other things, our ability to pay dividends or repurchase stock, incur additional indebtedness, create liens, sell assets, or engage in mergers or acquisitions. These restrictions could limit our ability to plan for or react to market conditions or meet extraordinary capital needs or otherwise restrict corporate activities. There can be no assurance that such restrictions will not adversely affect our ability to finance our future operations or capital needs.

Our agreements relating to the debt facility that we entered into in March 2015 with a group of banks and financial institutions, which were secured by, among other things, fifteen of our VLGCs, require us to maintain specified financial ratios and satisfy financial covenants. In June 2015, May 2017, and July 2019, we entered into agreements to amend this debt facility, of which $206.4 million remains outstanding as of March 31, 2022. Collectively, we refer to this debt facility and these amendments as the 2015 Facility. In April 2020, we refinanced the commercial tranche of the 2015 Facility pursuant to an Amended and Restated Facility Agreement. As used henceforth, the “2015 AR Facility” shall refer to the 2015 Facility, as amended and restated by the Amended and Restated Facility Agreement.

Our agreements relating to the $83.4 million debt facility that we entered into in December 2021 with Banc of America Leasing & Capital, LLC, Pacific Western Bank, Raymond James Bank, a Florida chartered bank and City National Bank of Florida, as lenders (“BALCAP Facility”), which are secured by, among other things, two of our VLGCs, require us to maintain specified financial ratios and satisfy financial covenants.

As of March 31, 2022, we were in compliance with the financial and other covenants contained in the 2015 AR Facility and the BALCAP Facility. As of May 27, 2022, approximately $161.4 million remains outstanding under the 2015 AR Facility and approximately $81.0 million remains outstanding under the BALCAP Facility.

The 2015 AR Facility conditions payments of dividends by us to our shareholders and by our subsidiaries to us on the absence of an event of default and such payments not creating an event of default.

As a result of the restrictions in our debt agreement and financing arrangements, or similar restrictions in our future debt agreements or financing arrangements, we may need to seek permission from our lenders or counterparties in order to engage in certain corporate actions. Our lenders’ or counterparties’ interests may be different from ours and we may not be able to obtain their permission when needed or at all. This may prevent us from taking actions that we believe are in our best interest, which may adversely impact our revenues, results of operations and financial condition.

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

The 2015 AR Facility and BALCAP Facility, which are secured by, among other things, liens on the vessels in our fleet contains various financial covenants, including requirements relating to our financial condition, financial performance and liquidity. For example, we are required to maintain a minimum ratio of the market value of the vessels securing a loan to the principal amount outstanding under such loan. The market value of LPG carriers is sensitive to, among other things, changes in the LPG carrier charter markets, with vessel values deteriorating when LPG carrier charter rates are anticipated to fall and improving when charter rates are anticipated to rise. LPG vessel values remain subject to significant fluctuations. A decline in the fair market values of our vessels could result in us not being in compliance with certain of these loan covenants. Furthermore, if the value of our vessels deteriorates and our estimated future cash flows decrease, we may have to record an impairment adjustment in our financial statements or we may be unable to enter into future financing arrangements acceptable to us or at all, which would adversely affect our financial results and further hinder our ability to raise capital.

If we are unable to comply with any of the restrictions and covenants in our 2015 AR Facility and BALCAP Facility, financing arrangements, or in future debt financing agreements, and we are unable to obtain a waiver or amendment from our lenders or counterparties for such noncompliance, a default could occur under the terms of those agreements. Our ability to comply with these restrictions and covenants, including meeting financial ratios and tests, is dependent on our future performance and may be affected by events beyond our control. If a default occurs under these agreements, lenders could terminate their commitments to lend or in some circumstances accelerate the outstanding loans and declare all amounts borrowed due and payable. Our vessels serve as security under our debt agreement. If our lenders were to foreclose with respect to their liens on our vessels in the event of a default, such foreclosure could impair our ability to continue our operations. In addition, our current debt agreement contains, and future debt agreements are expected to contain, cross-default provisions, meaning that if we are in default under certain of our current or future debt obligations, amounts outstanding under our current or other future debt agreements may also be in default, accelerated and become due and payable. If any of these events occur, we cannot guarantee that our assets will be sufficient to repay in full all of our outstanding indebtedness, and we may be unable to find alternative financing. Even if we could obtain alternative financing, that financing might not be on terms that are favorable or acceptable to us. In addition, if we find it necessary to sell our vessels at a time when vessel prices are low, we will recognize losses and a reduction in our earnings, which could affect our ability to raise additional capital necessary for us to comply with our debt agreement.

We are exposed to volatility in the London Interbank Offered Rate and we have and we intend to selectively enter into derivative contracts, which can result in higher than market interest rates and charges against our income.

The amounts outstanding under our existing credit facility have been advanced at a floating rate based on the London Interbank Offered Rate, or LIBOR, and changes in LIBOR could affect the amount of interest payable on our debt, and, in turn, could have an adverse effect on our earnings and cash flow. In recent years, LIBOR has been at relatively low levels, but it may rise in the future. Our financial condition could be materially adversely affected if LIBOR rises, although only $21.5 million of our total debt of $670.7 million, or 3.2%, is unhedged or unfixed as of May 27, 2022.

Movements in interest rates could negatively affect our financial performance given that certain of our current financing agreements have, and our future financing arrangements may have, floating interest rates, typically based on LIBOR. The publication of U.S. Dollar LIBOR for the one-week and two-month U.S. Dollar LIBOR tenors ceased on December 31, 2021, and the ICE Benchmark Administration, the administrator of LIBOR, with the support of the United States Federal Reserve and the United Kingdom’s Financial Conduct Authority, announced the publication of all other U.S. Dollar LIBOR tenors will cease on June 30, 2023. The United States Federal Reserve concurrently issued a statement advising banks to cease issuing U.S. Dollar LIBOR instruments after 2021. As such, any new loan agreements we enter into will not use LIBOR as an interest rate, and we will need to transition our existing loan agreements from U.S. Dollar LIBOR to an alternative reference rate prior to June 2023.

In response to the anticipated discontinuation of LIBOR, working groups are converging on alternative reference rates. The Alternative Reference Rate Committee, a committee convened by the Federal Reserve that includes major market participants, has proposed an alternative rate to replace U.S. Dollar LIBOR with SOFR. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere. Alternative reference rates that may replace LIBOR, including SOFR for USD transactions, may not yield the same or similar economic results as LIBOR over the lives of such transactions. The impact of such a transition from LIBOR to SOFR or other alternative rates could be significant for us. Pursuant to our 2015 AR Facility, any alternative basis of interest is to be negotiated and agreed between the applicable lenders under the 2015 AR Facility and us.

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

From time to time, we may take hedging or speculative positions in derivative instruments, including freight forward agreements, or FFAs. Upon settlement, if an FFA contracted charter rate is less than the average of the rates, as reported by an identified index, for the specified route and period, the seller of the FFA is required to pay the buyer an amount equal to the difference between the contracted rate and the settlement rate, multiplied by the number of days in the specified period. Conversely, if the contracted rate is greater than the settlement rate, the buyer is required to pay the seller the settlement sum. If we do not correctly anticipate charter rate movements over the specified route and time period when we take positions in FFAs or other derivative instruments, we could suffer losses in the settling or termination of the FFA. This could adversely affect our results of operations and cash flows. As of March 31, 2022, we had no FFAs in our portfolio.

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

Our strategy is to own and operate a fleet large enough to provide global coverage, but not larger than what the demand for our services can support over a longer period by both contracting newbuildings and through acquisitions and divestitures in the second-hand market. Our business is influenced by the timing of investments, including strategic and vessel acquisitions, time charter in arrangements and the contracting of newbuildings, and/or divestments of such investments or existing assets. If we are unable to identify the optimal timing of such investments or divestments in relation to the shipping value cycle due to capital restraints, or otherwise, this could have a material adverse effect on our competitive position, future performance, results of operations, cash flows and financial position.

If our fleet grows in size, we may need to update our operations and financial systems and recruit additional staff and crew; if we cannot adequately update these systems or recruit suitable employees, our business and results of operations may be adversely affected.

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

Our vessels are subject to a variety of operational risks caused by adverse weather conditions, mechanical failures, human error, war, terrorism, piracy, or other circumstances or events, including the recent conflict between Russia and Ukraine. While we endeavor to be adequately insured against all known risks related to the operation of our ships, there will always be a possibility that we may not have adequate insurance coverage for complete cover against a loss or a liability. The insurers may also not pay particular claims due to exclusions in the policy. Further, even if our insurance coverage is adequate, we may not be able to timely obtain a replacement vessel in the event of a loss. Also, there can be no assurance that insurance coverages will remain available at acceptable rates. Furthermore, such insurance coverage will contain deductibles, limitations and exclusions, which are standard in the shipping industry and may increase our costs or lower our revenue if applied in respect of any claim.

We may be unable to procure adequate insurance coverage at commercially reasonable rates in the future.

We may not be able to obtain adequate insurance coverage at acceptable rates in the future during adverse insurance market conditions. For example, more stringent environmental regulations have led in the past to increased costs for, and in the future may result in the lack of availability of, insurance against risks of environmental damage or pollution. A marine disaster could exceed our insurance coverage, which could harm our business, financial condition and operating results. Any uninsured or underinsured loss could harm our business and financial condition. In addition, our insurance may be voidable by the insurers as a result of certain of our actions, such as our vessels failing to maintain certification with applicable maritime self-regulatory organizations even when such failure is not caused intentionally or by negligence, but, for example, due to computer error or external manipulation.

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

Although we believe we carry P&I consistent with industry standards, all risks may not be adequately insured against, and any particular claim may not be paid. Any claims covered by insurance would be subject to deductibles, and since it is possible that a large number of claims may be brought, the aggregate amount of these deductibles could be material. Certain of our insurance coverage is maintained through mutual P&I clubs, and as a member of such associations we may be required to make additional payments, or calls, over and above budgeted premiums if member claims exceed association reserves. These calls will be in amounts based on our claim records, as well as the claim records of other members of the P&I clubs through which we receive insurance coverage for tort liability, including pollution-related liability. In addition, our P&I clubs may not have enough resources to cover claims made against them. Our payment of these calls could result in significant expense to us, which could have a material adverse effect on our business, results of operations, cash flows, financial condition, and ability to pay dividends.

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

According to information contained in public filings, Wellington Management Group LLP; Blackrock, Inc.; John C. Hadjipateras, our Chief Executive Officer, President and Chairman of the Board of Directors; Kensico Capital Management; and Dimensional Fund Advisors LP, as of May 27, 2022, own, or may be deemed to beneficially own, 15.8%, 11.6%, 11.3%, 7.8% and 6.1%, respectively, of our total shares outstanding. John C. Hadjipateras and Kensico Capital Management are represented on our Board of Directors. As a result of substantial ownership interest along with their or their affiliates’ participation on the Board of Directors, John C. Hadjipateras and Kensico Capital Management (our “Principal Shareholders”) currently have the ability to influence certain actions requiring shareholders' approval, including increasing or decreasing the authorized share capital, the election of directors, declaration of dividends, the appointment of management, and other policy decisions. While any future transaction with our Principal Shareholders or other significant shareholders could benefit us, their interests could at times conflict with the interests of our other shareholders. Conflicts of interest may also arise between us and our Principal Shareholders or their affiliates, which may result in the conclusion of transactions on terms not determined by market forces. Any such conflicts of interest could adversely affect our business, financial condition and results of operations, and the trading price of our common shares. Moreover, the concentration of ownership may delay, deter or prevent acts that would be favored by our other shareholders or deprive shareholders of an opportunity to receive a premium for their shares as part of a sale of our business. Similarly, this concentration of share ownership may adversely affect the trading price of our shares because investors may perceive disadvantages in owning shares in a company with concentrated ownership.

United States tax authorities could treat us as a “passive foreign investment company,” which could have adverse United States federal income tax consequences to United States holders.

A foreign corporation will be treated as a PFIC for United States federal income tax purposes if either (1) at least 75% of its gross income for any taxable year consists of “passive income” or (2) at least 50% of the average value of the corporation’s assets produce or are held for the production of “passive income.” For purposes of these tests, “passive income” generally includes dividends, interest, and gains from the sale or exchange of investment property and rents and royalties other than rents and royalties which are received from unrelated parties in connection with the active conduct of a trade or business. For purposes of these tests, income derived from the performance of services generally does not constitute “passive income.” United States shareholders of a PFIC are subject to an adverse United States federal income tax regime with respect to the income derived by the PFIC, the distributions they receive from the PFIC and the gain, if any, they derive from the sale or other disposition of their shares in the PFIC.

Whether we will be treated as a PFIC for our taxable year ended March 31, 2022 and subsequent taxable years will depend upon the nature and extent of our operations. In this regard, we intend to treat the gross income we derive from our voyage and time chartering activities as services income, rather than rental income. Accordingly, such income should not constitute passive income, and the assets that we own and operate in connection with the production of such income, in particular, our vessels, should not constitute passive assets for purposes of determining whether we are a PFIC. There is substantial legal authority supporting this position consisting of case law and the United States Internal Revenue Service, or the IRS, pronouncements concerning the characterization of income derived from time charters as services income for other tax purposes. However, there is also authority which characterizes time charter income as rental income rather than services income for other tax purposes. Accordingly, no assurance can be given that the IRS or a court of law will accept this position, and there is a risk that the IRS or a court of law could determine that we are a PFIC. In addition, although we intend to conduct our affairs in a manner to avoid being classified as a PFIC with respect to any taxable year, we cannot assure you that the nature of our operations will not change in the future.

For any taxable year in which we are, or were to be treated as, a PFIC, United States shareholders would face adverse United States federal income tax consequences. Under the PFIC rules, unless a shareholder makes an election available under the Code (which election could itself have adverse consequences for such shareholders, as discussed below under “Item 1. Business—Taxation—United States Federal Income Tax Considerations—United States Federal Income Taxation of United States Holders”), excess distributions and any gain from the disposition of such shareholder's common shares would be allocated ratably over the shareholder's holding period of the common shares and the amounts allocated to the taxable year of the excess distribution or sale or other disposition and to any year before we became a PFIC would be taxed as ordinary income. The amount allocated to each other taxable year would be subject to tax at the highest rate in effect for individuals or corporations, as appropriate, for that taxable year, and an interest charge would be imposed with respect to such tax. See “Item 1. Taxation—United States Federal Income Tax Considerations—United States Federal Income Taxation of United States Holders” for a more comprehensive discussion of the United States federal income tax consequences to United States shareholders if we are treated as a PFIC.

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

We believe that we qualify, and we expect to qualify, for exemption under Section 883 for our taxable year ended March 31, 2022 and our subsequent taxable years and we intend to take this position for United States federal income tax return reporting purposes. However, there are factual circumstances beyond our control that could cause us to lose the benefit of this tax exemption and thereby become subject to United States federal income tax on our United States source shipping income. For example, we would no longer qualify for exemption under Section 883 of the Code for a particular taxable year if certain “non-qualified” shareholders with a 5% or greater interest in our common shares owned, in the aggregate, 50% or more of our outstanding common shares for more than half the days during the taxable year. Due to the factual nature of the issues involved, there can be no assurances on that we or any of our subsidiaries will qualify for exemption under Section 883 of the Code.

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

Future growth in the demand for LPG carriers and charter rates will depend on economic growth in the world economy and demand for LPG transportation that exceeds the capacity of the growing worldwide LPG carrier fleet. We believe that the future growth in demand for LPG carriers and the charter rate levels for LPG carriers will depend primarily upon the supply and demand for LPG, particularly in the economies of China, India, Japan, Southeast Asia, the Middle East and the United States and upon seasonal and regional changes in demand and changes to the capacity of the world fleet. The capacity of the world LPG shipping fleet appears likely to increase in the near term. Economic growth may be limited in the near term, and possibly for an extended period, as a result of global economic conditions, or otherwise, which could have an adverse effect on our business and results of operations.

The factors affecting the supply of and demand for LPG carriers are outside of our control, and the nature, timing and degree of changes in industry conditions are unpredictable.

The factors that influence demand for our vessels include:

●	global or regional economic, political or geopolitical conditions, including armed conflicts, including the recent conflict between Russia and Ukraine, terrorist activities, embargoes, strikes, tariffs and “trade wars,” particularly in LPG consuming regions;

●	changes in global or general industrial activity specifically in the plastics and chemical industries;

●	changes in the cost of oil and natural gas from which LPG is derived;

●	changes in the consumption of LPG or natural gas due to availability of new, alternative energy sources or changes in the price of LPG or natural gas relative to other energy sources or other factors making consumption of LPG or natural gas less attractive;

●	supply of and demand for LPG;

●	the development and location of production facilities for LPG;

●	regional imbalances in production and demand of LPG;

●	changes in the production levels of crude oil and natural gas (including in particular production by OPEC, the United States and other key producers) and inventories;

●	the distance LPG is to be moved by sea;

●	worldwide production of natural gas;

●	availability of competing LPG vessels;

●	availability of alternative transportation means, including pipelines for LPG, which are currently few in number, linking production areas and industrial and residential areas consuming LPG, or the conversion of existing non-petroleum gas pipelines to petroleum gas pipelines in those markets;

●	changes in the price of crude oil and changes to the West Texas Intermediate and Brent Crude Oil pricing benchmarks, and changes in trade patterns;

●	development and exploitation of alternative fuels and non-conventional hydrocarbon production;

●	governmental regulations, including environmental or restrictions on offshore transportation of natural gas;

●	local and international political, economic and weather conditions;

●	economic slowdowns caused by public health events such as the ongoing COVID-19 pandemic;

●	domestic and foreign tax policies;

●	accidents, severe weather, natural disasters and other similar incidents relating to the natural gas industry; and

●	sanctions (in particular sanctions on Iran, Russia and Venezuela, among others).

The factors that influence the supply of vessel capacity include:

●	the number of newbuilding deliveries;

●	the scrapping rate of older vessels;

●	LPG vessel prices, including financing costs and the price of steel, other raw materials and vessel equipment;

●	the availability of shipyards to build LPG vessels when demand is high;

●	changes in environmental and other regulations that may limit the useful lives of vessels;

●	technological advances in LPG vessel design and capacity; and

●	the number of vessels that are out of service.

A significant decline in demand for the seaborne transport of LPG or a significant increase in the supply of LPG vessel capacity without a corresponding growth in LPG vessel demand could cause a significant decline in prevailing charter rates, which could materially adversely affect our financial condition and operating results and cash flow.

Prolonged low natural gas and LPG prices could negatively affect us in a number of ways, including the following:

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

Vessel values are both cyclical and volatile, and may fluctuate due to a number of different factors, including general economic and market conditions affecting the shipping industry; sophistication and condition of the vessels; types and sizes of vessels; competition from other shipping companies; the availability of other modes of transportation; increases in the supply of vessel capacity; charter rates; the cost and delivery of newbuildings; governmental or other regulations; supply of and demand for LPG; prevailing freight rates; and the need to upgrade secondhand and previously owned vessels as a result of charterer requirements, technological advances in vessel design, equipment propulsion, overall vessel efficiency, or otherwise. In addition, as vessels grow older, they generally decline in value.

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

Currently, twelve of our technically-managed vessels are equipped with scrubbers and, as of January 1, 2020, we have transitioned to burning IMO compliant fuels. Since the implementation of the IMO 2020 Regulations, scrubber-equipped vessels have been permitted to consume high-sulfur fuels instead of low-sulfur fuels. A decrease in the difference in the costs between low-sulfur fuel and high-sulfur fuel or unavailability of high-sulfur fuel at ports on certain trading routes, may cause us to fail to recognize benefits of operating scrubbers.

Fuel is a significant expense in our shipping operations when vessels are under voyage charter and is an important factor in negotiating charter rates. Our operations and the performance of our vessels, and as a result our results of operations, face a host of challenges. These include concerns over higher costs, international compliance, and the availability of both high and low-sulfur fuels at key international bunkering hubs such as Singapore, Houston, Fujairah, or Rotterdam. In addition, we are taking seriously concerns which have recently arisen in Europe that certain blends of low-sulfur fuels can emit greater amounts of harmful black carbon than the high-sulfur fuels they are meant to replace. Costs of compliance with these and other related regulatory changes may be significant and may have a material adverse effect on our future performance, results of operations, cash flows and financial position. As a result, an increase in the price of fuel beyond our expectations may adversely affect our profitability.

While we carry insurance to protect us against certain risks of loss of or damage to the procured commodities, we may not be adequately insured to cover any losses from such operational risks, which could have a material adverse effect on us. Any significant uninsured or under-insured loss or liability could have a material adverse effect on our business, results of operations, cash flows and financial condition and our available cash.

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

We may face increasing pressures from investors, lenders and other market participants, who are increasingly focused on climate change, to prioritize sustainable energy practices, reduce our carbon footprint and promote sustainability. As a result, we may be required to implement more stringent ESG procedures or standards so that our existing and future investors and lenders remain invested in us and make further investments in us, especially given the highly focused and specific trade of LPG transportation in which we are engaged. Such ESG corporate transformation calls for an increased resource allocation to serve the necessary changes in that sector, increasing costs and capital expenditure. If we do not meet these standards, our business and/or our ability to access capital could be harmed. In connection with the 2015 AR Facility, the margin applicable to certain new facilities (the “New Facilities”) may be adjusted by up to ten (10) basis points (upwards or downwards) per annum for changes in the average efficiency ratio (“AER”) (which weighs carbon emissions for a voyage against the design deadweight of a vessel and the distance travelled on such voyage) for the vessels in our fleet that are owned or technically managed pursuant to a bareboat charter. (Please see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments— Refinancing of the Commercial Tranche of the 2015 Facility).

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

The global economy remains subject to downside risks, including substantial sovereign debt burdens in countries throughout the world, the United Kingdom’s exit from the EU, or “Brexit” (as described more fully below), continuing turmoil and hostilities in the Middle East, Afghanistan and other geographic areas and the refugee crisis in Europe and the Middle East. There has historically been a strong link between the development of the world economy and demand for LPG shipping. Accordingly, an extended negative outlook for the world economy could reduce the overall demand for our services. More specifically, LPG is used as a feedstock in cyclical businesses, such as the manufacturing of plastics and in the petrochemical industry, that were adversely affected by the economic downturn and, accordingly, continued weakness and any further reduction in demand in those industries could adversely affect the LPG shipping industry. In particular, an adverse change in economic conditions affecting China, India, Japan or Southeast Asia generally could have a negative effect on the demand for LPG, thereby adversely affecting our business, financial position and results of operations, as well as our future prospects. Additionally, Brexit, or similar events in other jurisdictions, could impact global markets, including foreign exchange and securities markets; any resulting changes in currency exchange rates, tariffs, treaties and other regulatory matters could in turn adversely impact our business and operations.

The global economy faces a number of challenges, including the effects of volatile oil prices, trade tensions between the United States and China and between the United States and the European Union, continuing turmoil and hostilities in the Middle East, the Korean Peninsula, North Africa, Venezuela, and other geographic areas and countries, including the recent conflict between Russia and Ukraine, continuing threat of terrorist attacks around the world, continuing instability and conflicts and other recent occurrences in the Middle East and in other geographic areas and countries, continuing economic weakness in the European Union, or the E.U., and stabilizing growth in China, as well as public health concerns stemming from the COVID-19 outbreak. The demand for energy, including oil and gas may be negatively affected by global economic conditions.

The recent outbreak of conflict between Russia and Ukraine has disrupted supply chains and caused instability in the global economy, and the United States and the European Union, among other countries, announced sanctions against the Russian government and its supporters. The United States Department of the Treasury’s Office of Foreign Assets Control administers and enforces multiple authorities under which sanctions have been imposed on Russia, including: the Russian Harmful Foreign Activities sanctions program, established by the Russia-related national emergency declared in Executive Order (E.O.) 14024 and subsequently expanded and addressed through certain additional authorities, and the Ukraine-/Russia-related sanctions program, established with the Ukraine-related national emergency declared in E.O. 13660 and subsequently expanded and addressed through certain additional authorities. The United States has also issued several Executive Orders that prohibit certain transactions related to Russia. For example, on March 8, 2022, President Biden issued E.O. 14066, which prohibits the import into the United States of certain energy products of Russian Federation origin, including: crude oil; petroleum; petroleum fuels, oils, and products of their distillation; liquefied natural gas; coal; and coal products Additionally, among other restrictions, E.O. 14066 prohibits any investments in the Russian energy sector by U.S. persons. The nature and extent of the restricted transactions contained in E.O. 14066 was subsequently expanded by E.O. 14068, signed March 11, 2022 (prohibiting the importation of a wide range of products from Russia and imposing export sanctions on certain luxury goods) and E.O. 14071 (prohibiting all new investment in the Russian Federation by US persons and prohibiting the provision of certain services to any person located in the Russian Federation as determined by the Secretary of the Treasury), and the ongoing conflict could result in the imposition of further economic sanctions or new categories of export restrictions against persons in or connected to Russia.

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

Elsewhere, China has been moving from a production-driven economy towards a service or consumer-driven economy. The Chinese economic transition implies that we do not expect the Chinese economy to return to double digit GDP growth rates in the near term. Furthermore, there is a rising threat of a Chinese financial crisis resulting from massive personal and corporate indebtedness and “trade wars.” In the past, the International Monetary Fund has warned that continuing trade tensions, including significant tariff increases, between the United States and China, are expected to result in a cumulative reduction in global GDP. Additionally, following the emergence of COVID-19, industrial activity in China came to a quick halt in early 2020. The outbreak of COVID-19 has continued to be a very negative development for the Chinese economy and has led to an economic contraction. In 2022 to date, various regions in China have experienced COVID-19 outbreaks in response to which the government reinstated lockdown measures as part of the country’s “zero tolerance” policy. During the first calendar quarter of 2022, China’s GDP growth was measured at 4.8%, under forecasts of approximately 5.5%, in part as a result of the foregoing. We cannot assure you that the Chinese economy will not continue to contract in the future.

While developments in Europe and China have been without significant immediate impact on our charter rates, an extended period of deterioration in the world economy could reduce the overall demand for our services. Such changes could adversely affect our future performance, results of operations, cash flows and financial position.

Further, governments may turn, and have turned, to trade barriers to protect their domestic industries against foreign imports, thereby depressing shipping demand. For example, there have been continuing trade tensions between the United States and China, including the imposition of tariffs by each country on certain of the other’s goods and products. During 2018 in response to U.S. tariffs on Chinese goods, Chinese imposition of tariffs on U.S. goods included tariffs on U.S. LPG, which have since been relaxed. While the United States and China signed an agreement, which became effective in February 2020, as the first phase of a joint effort to improve trade relations, trade tensions persist between the two countries.

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

Global financial markets and economic conditions have been, and continue to be, volatile, which might adversely impact our ability to issue additional equity at prices that will not be dilutive to our existing shareholders or preclude us from issuing equity at all. Economic conditions may also adversely affect the market price of our common shares.

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

These regulations include, but are not limited to OPA that establishes an extensive regulatory and liability regime for the protection and cleanup of the environment from oil spills and applies to any discharges of oil from a vessel, including discharges of fuel oil and lubricants, the CAA, the CWA, and requirements of the USCG and the EPA, and the

MTSA, and regulations of the IMO, including MARPOL, the Bunker Convention, the IMO International Convention of Load Lines of 1966, as from time to time amended, and the SOLAS Convention. To comply with these and other regulations we may be required to incur additional costs to modify our vessels, meet new operating maintenance and inspection requirements, develop contingency plans for potential spills, and obtain insurance coverage. We are also required by various governmental and quasi-governmental agencies to obtain permits, licenses, certificates and financial assurances with respect to our operations. These permits, licenses, certificates and financial assurances may be issued or renewed with terms that could materially and adversely affect our operations. Because these laws and regulations are often revised, we cannot predict the ultimate cost of complying with them or the impact they may have on the resale prices or useful lives of our vessels. However, a failure to comply with applicable laws and regulations may result in administrative and civil penalties, criminal sanctions or the suspension or termination of our operations. Additional laws and regulations may be adopted which could limit our ability to do business or increase the cost of our doing business and which could materially adversely affect our operations. For example, a future serious incident, such as the April 2010 Deepwater Horizon oil spill in the Gulf of Mexico may result in new regulatory initiatives.

The operation of our vessels is affected by the requirements set forth in the ISM Code. The ISM Code requires ship owners and bareboat charterers to develop and maintain an extensive “Safety Management System” that includes, among other things, the adoption of a safety and environmental protection policy setting forth instructions and procedures for safe operation and describing procedures for dealing with emergencies. The failure of a ship owner or bareboat charterer to comply with the ISM Code may subject the owner or charterer to increased liability, may decrease available insurance coverage for the affected vessels, or may result in a denial of access to, or detention in, certain ports. In our case, noncompliance with the ISM Code may result in breach of our loan covenants. Currently, each of the vessels in our fleet is ISM Code certified. Because these certifications are critical to our business, we place a high priority on maintaining them. Nonetheless, there is the possibility that such certifications may not be renewed.

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

Recent action by the IMO’s Maritime Safety Committee and United States agencies indicates that cybersecurity regulations for the maritime industry are likely to be further developed in the near future in an attempt to combat cybersecurity threats. For example, by IMO resolution, administrations are encouraged to ensure that cyber-risk management. Systems are incorporated by ship-owners and managers by their first annual Document of Compliance audit after January 1, 2021. This might cause companies to create additional procedures for monitoring cybersecurity, which could require additional expenses and/or capital expenditures. However, the impact of such regulations is hard to predict at this time.

The IMO has imposed updated guidelines for ballast water management systems specifying the maximum amount of viable organisms allowed to be discharged from a vessel’s ballast water. Depending on the date of the IOPP renewal survey, existing vessels constructed before September 8, 2017 must comply with the updated D-2 standard on or after September 8, 2019. For most vessels, compliance with the D-2 standard will involve installing on-board systems to treat ballast water and eliminate unwanted organisms. Ships constructed on or after September 8, 2017 are to comply with the D-2 standards on or after September 8, 2017. All of our VLGCs are in compliance with the updated guidelines.

Furthermore, United States regulations are currently changing. Although the 2013 Vessel General Permit (“VGP”) program and U.S. National Invasive Species Act (“NISA”) are currently in effect to regulate ballast discharge, exchange and installation, the Vessel Incidental Discharge Act (“VIDA”), which was signed into law on December 4, 2018, requires that the EPA develop national standards of performance for approximately 30 discharges, similar to those found in the VGP within two years. On October 26, 2020, the EPA published a Notice of Proposed Rulemaking for Vessel Incidental Discharge National Standards of Performance under VIDA. Within two years after the EPA publishes its final Vessel Incidental Discharge National Standards of Performance, the U.S. Coast Guard must develop corresponding implementation, compliance and enforcement regulations regarding ballast water. The new regulations could require the installation of new equipment, which may cause us to incur substantial costs.

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

None of our vessels have called on ports located in countries or territories subject to country-wide or territory-wide sanctions and/or embargoes imposed by the U.S. government or other applicable governmental authorities (“Sanctioned Jurisdictions”) in violation of applicable sanctions laws. Although we do not expect that our vessels will call on ports located in Sanctioned Jurisdictions and we endeavor to take precautions reasonably designed to mitigate such activities, including relevant trade exclusion clauses in our charter contracts forbidding the use of our vessels in trade that would be in violation economic sanctions, it is possible that on charterers’ instructions, and without our consent, our vessels may call on ports located in such countries or territories in the future. If such activities result in a sanctions violation, we could be subject to monetary fines, penalties, or other sanctions, and our reputation and the market for our common shares could be adversely affected.

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

Additionally, although we believe that we have been in compliance with all applicable sanctions and embargo laws and regulations in 2021 and 2022, and intend to maintain such compliance, there can be no assurance that we will be in compliance in the future, particularly as the scope of certain laws may be unclear and may be subject to changing interpretations. Any such violation could result in fines, penalties or other sanctions that could severely impact our ability to access U.S. capital markets and conduct our business, and could result in some investors deciding, or being required, to divest their interest, or not to invest, in us. In addition, certain institutional investors may have investment policies or restrictions that prevent them from holding securities of companies that have contracts with countries identified by the U.S. government as state sponsors of terrorism. The determination by these investors not to invest in, or to divest from, our common units may adversely affect the price at which our common units trade. Moreover, our charterers may violate applicable sanctions and embargo laws and regulations as a result of actions that do not involve us or our vessels, and those violations could in turn negatively affect our reputation. Investor perception of the value of our common units may be adversely affected by the consequences of war, the effects of terrorism, civil unrest and governmental actions in these and surrounding countries or territories. In addition, charterers and other parties that we have previously entered into contracts with regarding our vessels may be affiliated with persons or entities that are now or may in the future be the subject of sanctions or embargo laws imposed by the U.S. and other applicable governmental bodies. If we determine that such sanctions require us to terminate existing contracts or if we are found to be in violation of such sanctions or embargo laws, we may suffer reputational harm and our results of operations may be adversely affected.

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

Acts of piracy have historically affected ocean-going vessels. At present, most piracy and armed robbery incidents are recurrent in the Gulf of Aden region off the coast of Somalia, South China Sea, Sulu Sea and Celebes Sea and in particular the Gulf of Guinea region off Nigeria, which experienced increased incidents of piracy in 2019. Sea piracy incidents continue to occur. If these piracy attacks occur in regions in which our vessels are deployed and are characterized by insurers as “war risk” zones or Joint War Committee “war and strikes” listed areas, premiums payable for such coverage, for which we are responsible with respect to vessels employed on spot charters, but not vessels employed on bareboat or time charters, could increase significantly and such insurance coverage may be more difficult to obtain. In addition, costs to employ onboard security guards could increase in such circumstances. We may not be adequately insured to cover losses from these incidents, which could have a material adverse effect on us. In addition, detention hijacking as a result of an act of piracy against our vessels, or an increase in cost, or unavailability of insurance for our vessels, could have a material adverse impact on our business, financial condition and results of operations.

Our operations outside the United States expose us to global risks, such as political conflict, terrorism and public health threats, which may interfere with the operation of our vessels and could have a material adverse impact on our operating results, revenues and costs.

We are an international company and primarily conduct our operations outside the United States. Changing economic, political and governmental conditions in the countries where we are engaged in business or where our vessels are registered affect us. In the past, political conflicts have resulted in attacks on vessels or other petroleum-related infrastructures, mining of waterways and other efforts to disrupt shipping. Continuing conflicts, instability and other recent developments in the Middle East and elsewhere, may lead to additional acts of terrorism or armed conflict around the world, and our vessels may face higher risks of being attacked or detained, or shipping routes transited by our vessels, such as the Strait of Hormuz, may be otherwise disrupted. In addition, future hostilities or other political instability in regions where our vessels trade could affect our trade patterns and adversely affect our operations and performance, including the recent conflict between Russia and Ukraine. Recent developments in the Ukraine region and continuing conflicts in the Middle East may lead to additional armed conflicts around the world, which may contribute to further economic instability in the global financial markets and international commerce. Additionally, any escalations between the North Atlantic Treaty Organization countries and Russia could result in retaliation from Russia that could potentially affect the shipping industry.

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

Measures against COVID-19 in a number of countries have restricted crew rotations on our vessels, which may continue or become more severe. As a result, in the fiscal year ended March 31, 2022, we experienced and may continue to experience disruptions to our normal vessel operations caused by increased deviation time associated with positioning our vessels to countries in which we can undertake a crew rotation in compliance with such measures. Delays in crew rotations have led to issues with crew fatigue and may continue to do so, which may result in delays or other operational issues. We have had and expect to continue to have increased expenses due to incremental fuel consumption in order to deviate to certain ports on which we would ordinarily not call during a typical voyage and days in port during which our vessels are unable to earn revenue in order to deviate to certain ports on which we would ordinarily not call during a typical voyage. We may also incur additional expenses associated with testing, personal protective equipment, quarantines, and travel expenses such as airfare costs in order to perform crew rotations in the current environment. In the year ended March 31, 2022, delays in crew rotations have led us to incur additional costs related to crew bonuses paid to retain existing crew members and may continue to do so.

Organizations across industries, including ours, are rightly focusing on their employees’ well-being, whilst making sure that their operations continue undisrupted and at the same time, adapting to the new ways of operating. As such employees are encouraged or even required to operate remotely which significantly increases the risk of cyber security attacks, although we take many precautions to mitigate such risks.

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

Moreover, cyberattacks against the Ukrainian government and other countries in the region have been reported in connection with the recent conflicts between Russia and Ukraine. To the extent such attacks have collateral effects on global critical infrastructure or financial institutions, such developments could adversely affect our business, operating results and financial condition. At this time, it is difficult to assess the likelihood of such threat and any potential impact at this time.

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

On February 2, 2022, our Board of Directors authorized the repurchase of up to $100.0 million of our common shares (the “2022 Common Share Repurchase Authority”). Under the authorization, when in force, purchases may be made at our discretion in the form of open market repurchase programs, privately negotiated transactions, accelerated share repurchase programs or a combination of these methods. The actual amount and timing of share repurchases are subject to capital availability, our determination that share repurchases are in the best interest of our shareholders, and market conditions. We are not obligated to make any common share repurchases. As of the date of this Annual Report, we have repurchased 0.1 million aggregate amount of our common shares under the 2022 Common Share Repurchase Authority at an average price of $15.00 per share.

Our ability to repurchase shares will depend upon, among other factors, our cash balances and potential future capital requirements for strategic investments, our results of operations, our financial condition, and other factors beyond our control that we may deem relevant. A reduction in repurchases, or the completion of our stock repurchase program, could have a negative impact on our stock price. Additionally, price volatility of our common shares over a given period may cause the average price at which we repurchase our common shares to exceed the stock’s market price at a given point in time. Conversely, repurchases of our common shares could also increase the volatility of the trading price of our common shares and will diminish our cash reserves. As such, we can provide no assurance that we will repurchase shares at favorable prices, if at all. See Note 12 to our consolidated financial statements included herein for a discussion of our common share repurchase authorities.

We paid two irregular dividends in our fiscal year ended March 31, 2022 and have declared one irregular dividend to be paid in our fiscal year ending March 31, 2023, but we may be unable to pay dividends in the future.

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

On May 5, 2022, we announced that our Board of Directors declared a cash dividend of $2.50 per share of the Company’s common stock to all shareholders of record as of the close of business on May 16, 2022, totaling $100.3 million. We expect to pay $99.7 million on or about June 2, 2022 and the remaining $0.6 million will be deferred until certain shares of restricted stock vest.

These were irregular dividends and may not be indicative of future dividend payments. In general, the terms of our credit facility do not permit us to pay dividends if there is, or the payment of the dividend would result in, an event of default or a breach of a loan covenant.

We will evaluate the potential level and timing of any future dividends as soon as profits and cash flows allow. However, the timing and amount of any dividend payments will always be subject to the discretion of our board of directors and will depend on, among other things, earnings, capital expenditure commitments, market prospects, current capital expenditure programs, investment opportunities, the provisions of Marshall Islands law affecting the payment of distributions to shareholders, and the terms and restrictions of our existing and future credit facilities. The LPG shipping industry is highly volatile, and we cannot predict with certainty the amount of cash, if any, that will be available for distribution as dividends in any period. Also, there may be a high degree of variability from period to period in the amount of cash that is available for the payment of dividends.

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

The Republic of Marshall Islands laws also generally prohibit the payment of dividends other than from surplus (retained earnings and the excess of consideration received for the sale of shares above the par value of the shares) or while a company is insolvent or would be rendered insolvent by the payment of such a dividend. We may not have sufficient surplus in the future to pay dividends and our subsidiaries may not have sufficient funds or surplus to make distributions to us. We can give no assurance that future dividends will be paid at any level or at all.

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

As of the date of this report and based on information contained in documents publicly filed by our Principal Shareholders, our Principal Shareholders own an aggregate of 7.7 million common shares, or approximately 19.1% of our outstanding common shares, and three other major shareholders own approximately 33.5% of our outstanding common shares. Sales or the possibility of sales of substantial amounts of our common shares by any of our Principal Shareholders or other major shareholders could adversely affect the market price of our common shares.

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

Several provisions of our articles of incorporation and our bylaws could make it difficult for our shareholders to change the composition of our board of directors in any one year, preventing them from changing the composition of management. In addition, the same provisions may discourage, delay or prevent a merger or acquisition that shareholders may consider favorable. These provisions include:

●	authorizing our board of directors to issue “blank check” preferred shares without shareholder approval;

●	providing for a classified board of directors with staggered, three-year terms;

●	authorizing the removal of directors only for cause;

●	limiting the persons who may call special meetings of shareholders;

●	establishing advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted on by shareholders at shareholder meetings; and

●	restricting business combinations with interested shareholders.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

VLGCs are our principal physical properties and are more fully described in "Our Fleet" in "Item 1. Business." We do not own any real estate. Our principal corporate office locations are leased at 27 Signal Road, Stamford, Connecticut, 06902, USA; August Bournonvilles Passage 1, 1055 Copenhagen, Denmark; and 24 Poseidonos Avenue, 17674, Kallithea, Greece.

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

In January 2021, subsequent to the delivery of one of our VLGCs on time charter, a dispute arose relating to the vessel’s readiness to lift a cargo scheduled by the charterer. The claim was settled for $4.0 million during the year ended March 31, 2022.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common shares have traded on the New York Stock Exchange, or NYSE, since May 9, 2014, under the symbol "LPG." As of May 27, 2022, we had 409 registered holders of our common shares, including Cede & Co., the nominee for the Depository Trust Company. This number excludes shareholders whose stock is held in nominee or street name by brokers.

Stock Repurchase Program

On August 5, 2019, our Board of Directors authorized the repurchase of up to $50.0 million of our common shares through the period ended December 31, 2020 (the “2019 Common Share Repurchase Authority”). On February 3, 2020, our Board of Directors authorized an increase to our 2019 Common Share Repurchase Authority to repurchase up to an additional $50.0 million of our common shares. On December 29, 2020, our Board of Directors authorized an extension of and an increase to the remaining authorization of $41.4 million under our 2019 Common Share Repurchase Authority, which was set to expire on December 31, 2020. Following this Board action, we were authorized to repurchase up to $50.0 million of our common shares from December 29, 2020 through December 31, 2021. Through expiration of our 2019 Common Share Repurchase Authority on December 31, 2021, our purchases under this authority totaled 7.0 million of our common shares for an aggregate consideration of $81.0 million. On February 2, 2022, our Board of Directors authorized the repurchase of up to $100.0 million of our common shares under the 2022 Common Share Repurchase Authority. Under these authorizations, when in force, purchases were and may be made at our discretion in the form of open market repurchase programs, privately negotiated transactions, accelerated share repurchase programs or a combination of these methods. The actual amount and timing of share repurchases are subject to capital availability, our determination that share repurchases are in the best interest of our shareholders, and market conditions. We are not obligated to make any common share repurchases. As of the date of this Annual Report we have repurchased 0.1 million aggregate amount of our common shares under the 2022 Common Share Repurchase Authority at an average price of $15.00 per share. See Note 12 to our consolidated financial statements included herein for a discussion of our 2019 Common Share Repurchase Authority and our 2022 Common Share Repurchase Authority.

Dividends

On May 5, 2022, we announced that our Board of Directors declared a cash dividend of $2.50 per share of the Company’s common stock to all shareholders of record as of the close of business on May 16, 2022, totaling $100.3 million. We expect to pay $99.7 million on or about June 2, 2022 and the remaining $0.6 million will be deferred until certain shares of restricted stock vest.

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

Stock Performance Graph

The performance graph below shows the cumulative total return to shareholders of our common stock relative to the cumulative total returns of the Russell 2000 Index and the Dorian Peer Group Index (defined below). The graph tracks the performance of a $100 investment in our common stock and in each of the indices (with the reinvestment of dividends) from March 31, 2017 to March 31, 2022. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

The Dorian Peer Group Index is a self-constructed peer group that consists of the following direct competitors on a line-of-business basis: BWLPG, NVGS and Avance. NVGS’s common stock trades on the New York Stock Exchange, while the common stock of Avance and BWLPG trade on the Oslo Stock Exchange in NOK. For the purposes of the below comparison, the cumulative total returns for Avance and BWLPG were converted into U.S. dollars based on the relevant NOK to one USD exchange rate prevailing on the dates listed below.

	3/31/17	3/31/18	3/31/19	3/31/20	3/31/21	3/31/22
Dorian LPG Ltd. ("LPG")	100.00	71.13	60.97	82.72	124.69	159.77
Russell 2000 Index ("RTY Index")	100.00	111.79	114.04	86.66	168.82	159.00
Peer Index	100.00	83.21	69.94	66.52	147.37	150.72
NOK to USD exchange conversion rate	8.5945	7.8416	8.6273	10.4017	8.5574	8.6048

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

Overview

We are a Marshall Islands corporation, headquartered in the United States, focused on owning and operating VLGCs. Our fleet currently consists of twenty-two VLGCs, including nineteen new fuel-efficient 84,000 cbm ECO VLGCs, one 82,000 cbm VLGC, and two time chartered-in VLGCs.

Our nineteen ECO VLGCs, which incorporate fuel efficiency and emission-reducing technologies and certain custom features, were acquired by us for an aggregate purchase price of $1.4 billion and delivered to us between July 2014 and February 2016, seventeen of which were delivered during calendar year 2015 or later.

On April 1, 2015, Dorian and Phoenix began operations of the Helios Pool, which entered into pool participation agreements for the purpose of establishing and operating, as charterer, under a variable rate time charter to be entered into with owners or disponent owners of VLGCs, a commercial pool of VLGCs whereby revenues and expenses are shared. The vessels entered into the Helios Pool may operate either in the spot market, pursuant to COAs or on time charters of two years' duration or less. As of May 27, 2022, twenty of our twenty-two VLGCs, including the two time chartered-in vessels, were deployed in the Helios Pool.

Our customers, either directly or through the Helios Pool, include or have included global energy companies such as Exxon Mobil Corp., Chevron Corp., China International United Petroleum & Chemicals Co., Ltd., Royal Dutch Shell plc, Equinor ASA, Total S.A., and Sunoco LP, commodity traders such as Glencore plc, Itochu Corporation, Bayegan Group, Vilma Oil SL, and the Vitol Group and importers such as E1 Corp., Indian Oil Corporation, SK Gas Co. Ltd., Astomos Energy Corporation, and Oriental Energy Company Ltd. or subsidiaries of the foregoing. For the year ended March 31, 2022, the Helios Pool accounted for 90% of our total revenues. No other individual charterer accounted for more than 10%. Within the Helios Pool, no charterers represented more than 10% of net pool revenues—related party. For the year ended March 31, 2021, the Helios Pool accounted for 93% of our total revenues. No other individual charterer accounted for more than 10%. Within the Helios Pool, one charterer represented 16% of net pool revenues—related party. For the year ended March 31, 2020, the Helios Pool accounted for 89% of our total revenues. No other individual charterer accounted for more than 10%. Within the Helios Pool, two charterers represented 12% and 11%, respectively of net pool revenues—related party. See “Item 1A. Risk Factors—We operate exclusively in the LPG shipping industry. Due to the general lack of industry diversification, adverse developments in the LPG shipping industry may adversely affect our business, financial condition and operating results” and “Item 1A. Risk Factors—We expect to be dependent on a limited number of customers for a material part of our revenues, and failure of such customers to meet their obligations could cause us to suffer losses or negatively impact our results of operations and cash flows.”

We continue to pursue a balanced chartering strategy by employing our vessels on a mix of multi-year time charters, some of which may include a profit-sharing component, shorter-term time charters, spot market voyages and COAs. Two of our vessels are currently on fixed time charters outside of the Helios Pool. See “Item 1. Business—Our Fleet” above for more information.

Recent Developments

Prepayment of the 2015 AR Facility

On April 21, 2022, we prepaid $25.0 million of the 2015 AR Facility’s then outstanding principal using cash on hand, consisting of $11.1 million of the commercial tranche, $11.1 million of the KEXIM direct tranche, and $2.8 million of the Korea Trade Insurance Corporation (“K-sure”) insured tranche.

Dividend

On May 5, 2022, we announced that our Board of Directors declared a cash dividend of $2.50 per share of the Company’s common stock to all shareholders of record as of the close of business on May 16, 2022, totaling $100.3 million. We expect to pay $99.7 million on or about June 2, 2022 and the remaining $0.6 million will be deferred until certain shares of restricted stock vest.

Cougar Japanese Financing

On May 19, 2022, we refinanced a 2015-built VLGC, the Cougar, pursuant to a memorandum of agreement and a bareboat charter agreement. In connection therewith, we transferred the Cougar to the buyer for $70.0 million and, as part of the agreement, Dorian Shanghai LPG Transport LLC, our wholly-owned subsidiary, bareboat-chartered the vessel back for a period of 10 years, with purchase options from the end of year three onwards with a mandatory buyout by 2032. We continue to technically manage, commercially charter, and operate the Cougar. We received $50.0 million in cash as part of the transaction with $20.0 million to be retained by the buyer as a deposit (the “Cougar Deposit”), which can be used by us towards the repurchase of the vessel either pursuant to our exercise of one of the early buyout options or at the end of the 10-year bareboat charter term. The refinancing proceeds of $50.0 million were used to prepay $20.0 million of the 2015 AR Facility’s then outstanding principal amount. The remaining proceeds will be used to pay legal fees associated with this transaction and for general corporate purposes. This transaction will be treated as a financing transaction and the Cougar will continue to be recorded as an asset on our balance sheet. This debt financing has a floating interest rate of three-month SOFR plus a margin of 2.45%, not including financing costs of $0.3 million, monthly broker commission fees of 1.25% over the 10-year term on interest and principal payments made, broker commission fees of 0.5% on the exercise of the purchase option or obligation excluding the Cougar Deposit, and a quarterly fixed straight-line principal obligation of approximately $0.9 million over the 10-year term with a balloon payment of $14.0 million.

Vessel Deployment—Spot Voyages, Time Charters, COAs, and Pooling Arrangements

We seek to employ our vessels in a manner that maximizes fleet utilization and earnings upside through our chartering strategy in line with our goal of maximizing shareholder value and returning capital to shareholders when appropriate, taking into account fluctuations in freight rates in the market and our own views on the direction of those rates in the future. As of May 27, 2022, twenty of our twenty-two VLGCs, including the two time chartered-in vessels, were employed in the Helios Pool, which includes time charters with a term of less than two years.

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

On April 1, 2015, Dorian and Phoenix began operation of the Helios Pool, which is a pool of VLGC vessels. We believe that the operation of certain of our VLGCs in this pool allows us to achieve better market coverage and utilization. Vessels entered into the Helios Pool are commercially managed jointly by Dorian LPG (DK) ApS, our wholly-owned subsidiary, and Phoenix. The members of the Helios Pool share in the net pool revenues generated by the entire group of vessels in the pool, weighted according to certain technical vessel characteristics, and net pool revenues (see Note 2 to our consolidated financial statements included herein) are distributed as variable rate time charter hire to each participant. The vessels entered into the Helios Pool may operate either in the spot market, COAs, or on time charters of two years' duration or less. As of May 27, 2022, the Helios Pool operated twenty-two VLGCs, including twenty vessels from our fleet and two Phoenix vessels.

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

For the years ended March 31, 2022, 2021, and 2020, approximately 89.8%, 92.6% and 89.4% of our revenue, respectively, was generated through the Helios Pool as net pool revenues—related party.

Voyage Charters.  A voyage charter, or spot charter, is a contract for transportation of a specified cargo between two or more designated ports. This type of charter is priced on a current or "spot" market rate, typically on a price per ton of product carried. Under voyage charters, we are responsible for all of the voyage expenses in addition to providing the crewing and other vessel operating services. Revenues for voyage charters are more volatile as they are typically tied to prevailing market rates at the time of the voyage. Our gross revenue under voyage charters is generally higher than under comparable time charters so as to compensate us for bearing all voyage expenses. As a result, our revenue and voyage expenses may vary significantly depending on our mix of time charters and voyage charters. None of our revenue was generated pursuant to voyage charters from our VLGCs not in the Helios Pool for the years ended March 31, 2022, 2021, and 2020.

Time Charters.  A time charter is a contract under which a vessel is chartered for a defined period of time at a fixed daily or monthly rate. Under time charters, we are responsible for providing crewing and other vessel operating services, the cost of which is intended to be covered by the fixed rate, while the customer is responsible for substantially all of the voyage expenses, including bunker fuel consumption, port expenses and canal tolls. LPG is typically transported under a time charter arrangement, with terms ranging up to seven years. In addition, we may also have profit-sharing arrangements with some of our customers that provide for additional payments above a floor monthly rate (usually up to an agreed ceiling) based on the actual, average daily rate quoted by the Baltic Exchange for VLGCs on the benchmark Ras Tanura‑Chiba route over an agreed time period converted to a time charter equivalent (“TCE”) monthly rate. For the years ended March 31, 2022, 2021, and 2020, approximately 8.2%, 6.2% and 10.2%, respectively, of our revenue was generated pursuant to time charters from our VLGCs not in the Helios Pool.

Other Revenues, net.  Other revenues, net represent income from charterers, including the Helios Pool, relating to reimbursement of expenses such as costs for security guards and war risk insurance for voyages operating in high-risk areas. For the years ended March 31, 2022, 2021, and 2020, approximately 2.0%, 1.2% and 0.4%, respectively, of our revenue was generated pursuant to other revenues, net.

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

General and Administrative Expenses.  General and administrative expenses principally consist of the costs incurred in the corporate administration of the vessel and non‑vessel owning subsidiaries. We have granted restricted stock awards to certain of our officers, directors, employees and non-employee consultants that vest over various periods (see Note 13 to our consolidated financial statements included herein). Granting of restricted stock results in an increase in expenses. Compensation expense for employees is measured at the grant date based on the estimated fair value of the awards and is recognized over the vesting period and for nonemployees is re-measured at the end of each reporting period based on the estimated fair value of the awards on that date and is recognized over the vesting period.

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

As of March 31, 2022 and 2021, independent appraisals of the commercially and technically-managed VLGCs in our fleet had no indicators of impairment on any of our VLGCs in accordance with ASC 360 Property, Plant, and Equipment. No impairment charges were recognized for the years ended March 31, 2022 and 2021.

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

The amount, if any, and timing of any impairment charges we may recognize in the future will depend upon the then current and expected future charter rates and vessel values, which may differ materially from those used in our estimates as of March 31, 2022, 2021 and 2020.

The table set forth below indicates the carrying value of each commercially and technically-managed vessel in our fleet as of March 31, 2022 and 2021 at which times none of the vessels listed in the table below was being held for sale:

			Date of
	Capacity	Year	Acquisition/	Purchase Price/	Carrying value at	Carrying value at
Vessels	(Cbm)	Built	Delivery	Original Cost	March 31, 2022(1)	March 31, 2021(2)
Captain John NP	82,000	2007	7/29/2013	64,955,636	40,322,640	43,752,064
Comet	84,000	2014	7/25/2014	75,276,432	58,662,563	61,755,175
Corsair	84,000	2014	9/26/2014	80,906,292	63,099,862	66,467,033
Corvette	84,000	2015	1/2/2015	84,262,500	64,056,780	65,458,097
Cougar	84,000	2015	6/15/2015	80,427,640	61,232,767	64,324,422
Concorde	84,000	2015	6/24/2015	81,168,031	61,594,838	64,326,433
Cobra	84,000	2015	6/26/2015	80,467,667	61,405,078	64,507,318
Continental	84,000	2015	7/23/2015	80,487,197	61,231,113	64,261,784
Constitution	84,000	2015	8/20/2015	80,517,226	65,002,816	68,257,793
Commodore	84,000	2015	8/28/2015	80,468,889	61,895,270	64,967,232
Cresques	84,000	2015	9/1/2015	82,960,176	66,747,081	70,071,205
Constellation	84,000	2015	9/30/2015	78,649,026	63,516,945	66,657,356
Clermont	84,000	2015	10/13/2015	80,530,199	65,936,680	65,658,724
Cheyenne	84,000	2015	10/22/2015	80,503,271	65,128,970	68,357,084
Cratis	84,000	2015	10/30/2015	83,186,333	67,288,784	70,598,639
Commander	84,000	2015	11/5/2015	78,056,729	64,364,497	64,572,089
Chaparral	84,000	2015	11/20/2015	80,516,187	62,302,458	65,033,303
Copernicus	84,000	2015	11/25/2015	83,333,085	67,670,583	70,996,965
Challenger	84,000	2015	12/11/2015	80,576,863	62,805,187	65,535,449
Caravelle	84,000	2016	2/25/2016	81,119,450	63,635,778	66,263,728
	1,678,000			$1,598,368,829	$1,247,900,690	$1,301,821,893
(1)	Carrying value for purposes of evaluating our vessels for impairment includes the carrying value of the vessel and unamortized deferred charges related to drydocking of the vessel. Refer to our accounting policies in Note 2 to our consolidated financial statements for vessels carrying values and deferred drydocking costs. As of March 31, 2022, the carrying value and unamortized deferred charges related to drydocking of none of our vessels exceeded their estimated market value. On an aggregate fleet basis, the estimated market value of our vessels was higher than their carrying value and unamortized deferred charges related to drydocking as of March 31, 2022 by $85.1 million. There were no indications of impairment on any of our vessels and no impairment was recorded during the year ended March 31, 2022 as we believed that the carrying value of our vessels was fully recoverable.

(2)	Carrying value for purposes of evaluating our vessels for impairment includes the carrying value of the vessel and unamortized deferred charges related to drydocking of the vessel. Refer to our accounting policies in Note 2 to our consolidated financial statements for vessels carrying values and deferred drydocking costs. As of March 31, 2021, the carrying value and unamortized deferred charges related to drydocking of none of our vessels exceeded their estimated market value. On an aggregate fleet basis, the estimated market value of our vessels was higher than their carrying value and unamortized deferred charges related to drydocking as of March 31, 2021 by $82.1 million. There were no indications of impairment on any of our vessels and no impairment was recorded during the year ended March 31, 2021.

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

Results of Operations For The Year Ended March 31, 2022 As Compared To The Year Ended March 31, 2021

Revenues

The following table compares revenues for the years ended March 31:

			Increase /	Percent
	2022	2021	(Decrease)	Change
Net pool revenues—related party	$246,305,480	$292,679,614	$(46,374,134)	(15.8)%
Time charter revenues	22,377,211	19,492,595	2,884,616	14.8%
Other revenues, net	5,538,757	3,766,603	1,772,154	47.0%
Total	$274,221,448	$315,938,812	$(41,717,364)	(13.2)%

Revenues, which represent net pool revenues—related party, time charters and other revenues, net, were $274.2 million for the year ended March 31, 2022, a decrease of $41.7 million, or 13.2%, from $315.9 million for the year ended

March 31, 2021. The decrease is primarily attributable to a reduction of average TCE rates partially offset by an increase in fleet utilization. Average TCE rates of $34,669 for the year ended March 31, 2022 decreased $4,937 from $39,606 for the year ended March 31, 2021, primarily due to higher bunker prices along with slightly reduced spot rates. The average price of very low sulfur fuel oil (expressed as U.S. dollars per metric ton), from Singapore and Fujairah increased from $365 during the year ended March 31, 2021 to $609 during the year ended March 31, 2022. The Baltic Exchange Liquid Petroleum Gas Index, an index published daily by the Baltic Exchange for the spot market rate for the benchmark Ras Tanura-Chiba route (expressed as U.S. dollars per metric ton), averaged $52.689 during the year ended March 31, 2022 compared to an average of $55.703 for the year ended March 31, 2021. Our fleet utilization increased from 92.8% during the year ended March 31, 2021 to 94.9% during the year ended March 31, 2022.

Charter Hire Expenses

Charter hire expenses for the vessels chartered in from third parties were $16.3 million for the year ended March 31, 2022 compared to $18.1 million for the year ended March 31, 2021. The decrease of $1.8 million, or 10.3%, was mainly caused by a decrease in time chartered-in days from 740 for the year ended March 31, 2021 to 579 for the year ended March 31, 2022, due to the redelivery of one time chartered in vessel during the period, partially offset by a slightly higher charter rate on the vessel chartered in during October 2021.

Vessel Operating Expenses

Vessel operating expenses were $74.2 million during the year ended March 31, 2022, or $9,538 per vessel per calendar day, which is calculated by dividing vessel operating expenses by calendar days for the relevant time period for the vessels that were in our fleet. This was a decrease of $4.0 million, or 5.1%, from $78.2 million, or $9,741 per vessel per calendar day, for the year ended March 31, 2021. The decrease in vessel operating expenses was primarily the result of a $2.9 million, or $359 per vessel per calendar day, decrease in non-capitalizable operating expenses related to the drydocking of vessels. Adjusting for the non-capitalizable drydocking costs, vessel operating expenses per vessel per calendar day increased $156 during the year ended March 31, 2022, mainly due to increased COVID-19 related expenses driving an increase in crew wages and related costs, particularly in crew travel and medical costs.

General and Administrative Expenses

General and administrative expenses were $30.2 million for the year ended March 31, 2022, a decrease of $3.7 million, or 10.8%, from $33.9 million for the year ended March 31, 2021. The decrease resulted from the non-recurrence of the recording of a contingent liability of $4.0 million during the year ended March 31, 2021 related to a disputed claim relating to one of our VLGCs.

Interest and Finance Costs

Interest and finance costs amounted to $27.1 million for the year ended March 31, 2022, a decrease of $0.5 million from $27.6 million for the year ended March 31, 2021. The decrease of $0.5 million during the year ended March 31, 2022 was due to (i) a decrease of $1.5 million in interest incurred on our long-term debt, primarily resulting from a decrease in average indebtedness and a reduced margin on the commercial tranche of the 2015 AR Facility due to our Security Leverage Ratio being less than 40%, partially offset by the payment of certain fees and expenses related to prepayment of amounts incurred in conjunction with the refinancings of six of our VLGCs during the period, and (ii) capitalized interest totaling $0.3 million in the year ended March 31, 2022. The decreases were partially offset by an increase of $1.2 million in amortization of deferred financing fees driven by accelerated amortization related to our refinancings completed during the year. Average indebtedness, excluding deferred financing fees, decreased from $633.7 million for the year ended March 31, 2021 to $609.0 million for the year ended March 31, 2022. As of March 31, 2022, the outstanding balance of our long-term debt, excluding deferred financing fees, was $670.0 million.

Unrealized Gain on Derivatives

Unrealized gain on derivatives amounted to $11.1 million for the year ended March 31, 2022 compared to $7.2 million for the year ended March 31, 2021. The favorable $3.9 million difference is primarily attributable to a $6.5 million increase in favorable fair value changes to our interest rate swaps resulting from changes in forward LIBOR yield curves and certain of our swaps maturing, partially offset by a decrease of $2.6 million in favorable changes to our FFA positions during the year ended March 31, 2021 that did not recur in the current period.

Realized Loss on Derivatives

Realized loss on derivatives was $3.5 million for the year ended March 31, 2022, compared to $4.6 million for the year ended March 31, 2021. The favorable $1.1 million change is primarily attributable to (i) unfavorable settlements of $0.8 million on our FFA positions during the year ended March 31, 2021 that did not recur in the year ended March 31, 2022, and (ii) a $0.3 million reduction of realized losses on our interest rate swaps.

Gain on Disposal of Vessels

Gain on disposal of vessels amounted to $7.3 million for the year ended March 31, 2022 and was attributable to the sales of Captain Markos NL and Captain Nicholas ML. There was no gain on disposal of vessel for the year ended March 31, 2021.

Results of Operations For The Year Ended March 31, 2021 As Compared To The Year Ended March 31, 2020

For a discussion of the year ended March 31, 2021 compared to the year ended March 31, 2020, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended March 31, 2021.

Operating Statistics and Reconciliation of GAAP to non-GAAP Financial Measures

To supplement our financial statements presented in accordance with U.S.GAAP, we present certain operating statistics and non-GAAP financial measures to assist in the evaluation of our business performance. These non-GAAP financial measures include Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) and time charter equivalent rate. These non-GAAP financial measures may not be comparable to similarly titled measures used by other companies and should not be considered in isolation or as a substitute for net income and revenues, which are the most directly comparable measures of performance prepared in accordance with U.S. GAAP.

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

	Year ended	Year ended	Year ended
(in U.S. dollars, except fleet data)	March 31, 2022	March 31, 2021	March 31, 2020
Financial Data
Adjusted EBITDA(1)	$161,149,380	$188,555,935	$233,240,304
Fleet Data
Calendar days(2)	7,780	8,030	8,052
Time chartered-in days(3)	579	740	426
Available days(4)	8,201	8,505	8,088
Operating days(5)(8)	7,785	7,891	7,715
Fleet utilization(6)(8)	94.9%	92.8%	95.4%
Average Daily Results
Time charter equivalent rate(7)(8)	$34,669	$39,606	$42,798
Daily vessel operating expenses(9)	$9,538	$9,741	$8,877
(1)	Refer to “Important Financial and Operational Terms and Concepts” above for definitions of calendar days, time chartered-in days, available days, operating days, fleet utilization, and daily vessel operating expenses.

Adjusted EBITDA

Adjusted EBITDA is an unaudited non-U.S. GAAP financial measure and represents net income before interest and finance costs, unrealized (gain)/loss on derivatives, realized (gain)/loss on interest rate swaps, stock-based compensation expense, impairment, and depreciation and amortization and is used as a supplemental financial measure by management to assess our financial and operating performance. We believe that adjusted EBITDA assists our management and investors by increasing the comparability of our performance from period to period. This increased comparability is achieved by excluding the potentially disparate effects between periods of derivatives, interest and finance costs, stock-based compensation expense, impairment, and depreciation and amortization expense, which items are affected by various and possibly changing financing methods, capital structure and historical cost basis and which items may significantly affect net income/(loss) between periods. We believe that including adjusted EBITDA as a financial and operating measure benefits investors in selecting between investing in us and other investment alternatives.

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

The following table sets forth a reconciliation of net income to Adjusted EBITDA (unaudited) for the periods presented:

	Year ended	Year ended	Year ended
(in U.S. dollars)	March 31, 2022	March 31, 2021	March 31, 2020
Net income	$71,935,018	$92,564,653	$111,841,258
Interest and finance costs	27,067,395	27,596,124	36,105,541
Unrealized (gain)/loss on derivatives	(11,067,870)	(7,202,880)	18,206,769
Realized (gain)/loss on interest rate swaps	3,450,443	3,779,363	(2,403,480)
Stock-based compensation expense	3,332,279	3,356,199	3,227,686
Depreciation and amortization	66,432,115	68,462,476	66,262,530
Adjusted EBITDA	$161,149,380	$188,555,935	$233,240,304

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

The following table sets forth a reconciliation of revenues to TCE rate (unaudited) for the periods presented:

(in U.S. dollars, except operating days)	Year ended	Year ended	Year ended
Numerator:	March 31, 2022	March 31, 2021	March 31, 2020
Revenues	$274,221,448	$315,938,812	$333,429,998
Voyage expenses	(4,324,712)	(3,409,650)	(3,242,923)
Time charter equivalent	$269,896,736	$312,529,162	$330,187,075

Pool adjustment*	(2,978)	5,579,857	(1,851,722)
Time charter equivalent excluding pool adjustment*	$269,893,758	$318,109,019	$328,335,353

Denominator:
Operating days	7,785	7,891	7,715
TCE rate:
Time charter equivalent rate	$34,669	$39,606	$42,798
TCE rate excluding pool adjustment*	$34,668	$40,313	$42,558

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

	Year ended	Year ended	Year ended
Company Methodology:	March 31, 2022	March 31, 2021	March 31, 2020
Operating Days	7,785	7,891	7,715
Fleet Utilization	94.9%	92.8%	95.4%
Time charter equivalent rate	$34,669	$39,606	$42,798

Alternate Methodology:
Operating Days	8,193	8,505	8,088
Fleet Utilization	99.9%	100.0%	100.0%
Time charter equivalent rate	$32,942	$36,747	$40,824

We believe that Our Methodology using the underlying vessel employment provides more meaningful insight into market conditions and the performance of our vessels.

Liquidity and Capital Resources

Our business is capital intensive, and our future success depends on our ability to maintain a high‑quality fleet. As of March 31, 2022, we had cash and cash equivalents of $236.8 million and non-current restricted cash of $0.1 million.

Our primary sources of capital during the year ended March 31, 2022 were $118.7 million in cash generated from operations, $48.0 million from proceeds net of commission and fees of the sale of our 2008-built VLGC Captain Nicholas ML, $42.4 million from proceeds net of commission and fees of the sale of our 2006-built VLGC Captain Markos NL, $34.9 million in net proceeds from the refinancing of Commander and Constellation under the BALCAP Facility, $24.8 million in net proceeds related to the refinancing of Cratis, $24.6 million in net proceeds related to the refinancing of Copernicus, $40.8 million in net proceeds related to the refinancing of Chaparral, and $25.1 million in net proceeds related to the refinancing of Caravelle. As of March 31, 2022, the outstanding balance of our long-term debt, net of deferred financing fees of $7.3 million, was $662.8 million including $72.1 million of principal on our long-term debt scheduled to be repaid during the year ending March 31, 2023.

Operating expenses, including expenses to maintain the quality of our vessels in order to comply with international shipping standards and environmental laws and regulations, the funding of working capital requirements, long-term debt repayments, financing costs, commitments under the bareboat charter for a newbuilding dual-fuel VLGC as described in Note 19 to our consolidated financial statements (of which we made an $8.0 million payment in May 2022), and commitments for time chartered-in vessels, including three newbuilding dual-fuel Panamax LPG vessels as described in Note 19 to our consolidated financial statements represent our short-term, medium-term and long-term liquidity needs as of March 31, 2022. We anticipate satisfying our liquidity needs for at least the next twelve months with cash on hand and cash from operations. We may also seek additional liquidity through alternative sources of debt financings and/or through equity financings by way of private or public offerings. However, if these sources are insufficient to satisfy our short-term liquidity needs, or to satisfy our future medium-term or long-term liquidity needs, we may need to seek alternative sources of financing and/or modifications of our existing credit facility and financing arrangements. There is no assurance that we will be able to obtain any such financing or modifications to our existing credit facility and financing arrangements on terms acceptable to us, or at all. We note that as part of our 2015 AR Facility we have a revolving credit facility with an aggregate principal amount of up to $25.0 million.

On August 5, 2019, our Board of Directors authorized the repurchase of up to $50.0 million of our common shares through the period ended December 31, 2020 under the 2019 Common Share Repurchase Authority. On February 3, 2020, our Board of Directors authorized an increase to our 2019 Common Share Repurchase Authority to repurchase up to an additional $50.0 million of our common shares. On December 29, 2020, our Board of Directors authorized an extension of and an increase to the remaining authorization of $41.4 million under our 2019 Common Share Repurchase Authority, which was set to expire on December 31, 2020. Following this Board action, we were authorized to repurchase up to $50.0 million of our common shares from December 29, 2020 through December 31, 2021. As of December 31, 2021, our total purchases under this authority totaled 7.0 million of our common shares for an aggregate consideration of $81.0 million. Our 2019 Common Share Repurchase Authority expired on December 31, 2021. On February 2, 2022, our Board of Directors authorized the repurchase of up to $100.0 million of our common shares under the 2022 Common Share Repurchase Authority, under which purchases may be made at our discretion in the form of open market repurchase programs, privately negotiated transactions, accelerated share repurchase programs or a combination of these methods. The actual amount and timing of share repurchases are subject to capital availability, our determination that share repurchases are in the best interest of our shareholders, and market conditions. We are not obligated to make any common share repurchases. As of the date of this Annual Report we have repurchased 0.1 million aggregate amount of our common shares under the 2022 Common Share Repurchase Authority at an average price of $15.00 per share.

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

On May 5, 2022, we announced that our Board of Directors declared a cash dividend of $2.50 per share of the Company’s common stock to all shareholders of record as of the close of business on May 16, 2022, totaling $100.3 million. We expect to pay $99.7 million on or about June 2, 2022 and the remaining $0.6 million will be deferred until certain shares of restricted stock vest.

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

On September 8, 2021, we completed the sale of our 2006-built VLGC Captain Markos NL and received proceeds net of commission and fees of $42.4 million.

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

On February 16, 2022, we completed the sale of our 2008-built VLGC Captain Nicholas ML and received proceeds net of commission and fees of $48.0 million.

On April 21, 2022, we prepaid $25.0 million of the 2015 AR Facility’s then outstanding principal using cash on hand, consisting of $11.1 million of the commercial tranche, $11.1 million of the KEXIM direct tranche, and $2.8 million of the K-sure insured tranche (defined below).

On May 19, 2022, we received $29.9 million in net proceeds related to the refinancing of our 2015-built VLGC, Cougar.

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

Cash Flows

The following table summarizes our cash and cash equivalents provided by/(used in) operating, financing and investing activities for the periods presented:

	March 31, 2022	March 31, 2021	March 31, 2020
Net cash provided by operating activities	$118,695,170	$170,595,696	$169,036,407
Net cash provided by/(used in) investing activities	68,766,198	1,021,090	(33,144,834)
Net cash used in financing activities	(35,178,821)	(174,484,467)	(114,651,756)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	$152,109,715	$(2,661,928)	$20,916,481

Operating Cash Flows. Net cash provided by operating activities for the year ended March 31, 2022 was $118.7 million compared with $170.6 million for the year ended March 31, 2021. The decrease is primarily related to a reduction in operating income along with changes in working capital, mainly from amounts due from the Helios Pool as distributions from the Helios Pool are impacted by the timing of the completion of voyages and spot market rates. For a discussion of the year ended March 31, 2021 compared to the year ended March 31, 2020, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended March 31, 2021.

Net cash flow from operating activities depends upon our overall profitability, market rates for vessels employed on voyage charters, charter rates agreed to for time charters, the timing and amount of payments for drydocking expenditures and unscheduled repairs and maintenance, fluctuations in working capital balances and bunker costs.

Investing Cash Flows. Net cash provided by investing activities was $68.8 million for the year ended March 31, 2022, compared with net cash provided by investing activities of $1.0 million for the year ended March 31, 2021. For the year ended March 31, 2022, net cash provided by investing activities was comprised of $90.5 million in proceeds from disposal of VLGCs Captain Markos NL and Captain Nicholas ML, and $3.7 million in proceeds from the sale of investment securities, partially offset by $23.2 million in payments for vessels under construction and vessel capital expenditures and $2.3 million in purchases of investment securities. For the year ended March 31, 2021, net cash provided by investing activities was comprised of $15.0 million in proceeds from the maturity of short-term investments, partially offset by our capital expenditures of $9.5 million and $4.7 million in purchases of investment securities. For a discussion of the year ended March 31, 2021 compared to the year ended March 31, 2020, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended March 31, 2021.

Financing Cash Flows. Net cash used in financing activities was $35.2 million for the year ended March 31, 2022, compared with net cash used in financing activities of $174.5 million for the year ended March 31, 2021. For the year ended March 31, 2022, net cash used in financing activities consisted of repayments of long-term debt of

$230.3 million, dividends paid of $80.1 million, repurchase of common stock of $21.4 million, and payments of financing costs of $1.7 million, partially offset by $298.3 million of proceeds from long-term debt borrowings. For the year ended March 31, 2021, net cash used in financing activities consisted of the repurchase of common stock of $126.2 million, repayments of long-term debt of $99.4 million, and payments of financing costs of $4.2 million, partially offset by $55.4 million of proceeds from long-term debt borrowings. For a discussion of the year ended March 31, 2021 compared to the year ended March 31, 2020, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended March 31, 2021.

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

As our vessels age and our fleet expands, our drydocking expenses will increase. We estimate the current cash outlay for a VLGC special survey to be approximately $1.0 million per vessel (excluding any capital improvements, such as scrubbers and ballast water management systems, to the vessel that may be made during such drydockings and the cost of an intermediate survey to be between $100,000 and $200,000 per vessel. Ongoing costs for compliance with environmental regulations are primarily included as part of our drydocking and classification society survey costs. Further, in October 2016, the International Maritime Organization (the “IMO”) set January 1, 2020 as the implementation date for vessels to comply with its low sulfur fuel oil requirement, which cuts sulfur levels from 3.5% to 0.5%. We may comply with this regulation by (i) consuming compliant fuels on board (0.5% sulfur), which are readily available globally since our last quarterly filing, but at a significantly higher cost; (ii) continuing to consume high-sulfur fuel oil by installing scrubbers for cleaning of the exhaust gases to levels at or below compliance with regulations (0.5% sulfur); or (iii) by retrofitting vessels to be powered by liquefied petroleum gas or LPG, which may be a viable option subject to the relative pricing of compliant low-sulfur fuel (0.5% sulfur) and LPG. Such costs of compliance with the IMO’s low sulfur fuel oil requirement are significant and could have an adverse effect on our operations and financial results. Currently, twelve of our technically-managed VLGCs are equipped with scrubbers. We have no contractual commitments related to additional scrubbers as of March 31, 2022. Please see "Item 1A. Risk Factors—Risks Relating to Our Company—We may incur increasing costs for the drydocking, maintenance or replacement of our vessels as they age, and, as our vessels age, the risks associated with older vessels could adversely affect our ability to obtain profitable charters.”

On March 31, 2021, we entered into a thirteen year bareboat agreement to charter-in a newbuilding dual-fuel VLGC that is expected to be delivered from Kawasaki Heavy Industries in March 2023. The financing structure of the newbuilding is analogous to that of our Japanese financings pursuant to which a third-party will purchase the vessel and bareboat charter the vessel to us. As part of the agreement, we control the building of the vessel and its use after delivery. The vessel will be built to our specifications; we will supervise the building of the vessel to meet these specifications; and we will technically and commercially manage the vessel after its delivery. Under the agreement, we have commitments of $24 million of predelivery costs as well as the cost of additional features to meet our specifications and supervision costs for an aggregate total of approximately $25 million. As of March 31, 2022, we expect to settle the commitments under the agreement with installment payments totaling $9.0 million during the year ended March 31, 2023. Construction of the vessel commenced in December 2021.

Description of Our Debt Obligations

See Note 10 to our consolidated financial statements included herein for a description of our debt obligations.

Recent Accounting Pronouncements

Refer to Note 2 of our consolidated financial statements included herein.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to various market risks, including changes in interest rates, foreign currency fluctuations, and inflation.

Interest Rate Risk

The LPG shipping industry is capital intensive, requiring significant amounts of investment. Much of this investment is provided in the form of long-term debt. Our debt agreement currently contains interest rates that fluctuate with LIBOR and may in the future transition to another floating interest rate, such as SOFR . We have entered into interest rate swap agreements to hedge a majority of our exposure to fluctuations of interest rate risk associated with our 2015 AR Facility. We have hedged $235.0 million of amortizing principal as of March 31, 2022 and thus increasing interest rates could adversely impact our future earnings. For the 12 months following March 31, 2022, a hypothetical increase or decrease of 20 basis points in the underlying LIBOR rates would result in an increase or decrease of our interest expense on our unhedged interest-bearing debt by less than $0.1 million assuming all other variables are held constant. See Notes 10 and 20 to our consolidated financial statements included herein for a description of our debt obligations and interest rate swaps, respectively.

Foreign Currency Exchange Rate Risk

Our primary economic environment is the international LPG shipping market. This market utilizes the U.S. dollar as its functional currency. Consequently, our revenues are in U.S. dollars and the majority of our operating expenses are in U.S. dollars. However, we incur some of our expenses in other currencies, particularly Euro, Singapore Dollar, Danish Krone, Japanese Yen, British Pound Sterling, and Norwegian Krone. The amount and frequency of some of these expenses, such as vessel repairs, supplies and stores, may fluctuate from period to period. Depreciation in the value of the U.S. dollar relative to other currencies will increase the cost of us paying such expenses. For the year ended March 31, 2022, 23% of our expenses (excluding depreciation and amortization, interest and finance costs and gain/loss on derivatives), were in currencies other than the U.S. dollar, and as a result we expect the foreign exchange risk associated with these operating expenses to be immaterial. We do not have foreign exchange exposure in respect of our credit facility and interest rate swap agreements, as these are denominated in U.S. dollars.

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

Generally, freight derivatives may be used to hedge our exposure to the spot market for a specified route and period of time. Upon settlement, if the contracted charter rate is less than the average of the rates reported on an identified index for the specified route and time period, the seller of the FFA is required to pay the buyer the settlement sum, being an amount equal to the difference between the contracted rate and the settlement rate, multiplied by the number of days of the specified period. Conversely, if the contracted rate is greater than the settlement rate, the buyer is required to pay the seller the settlement sum. If we take positions in FFAs or other derivative instruments we could suffer losses in the settling or termination of these agreements. This could adversely affect our results of operations and cash flows. Historically, we entered into FFAs as an economic hedge to reduce the risk on vessels trading in the spot market and to take advantage of short-term fluctuations in market prices. We do not classify these freight derivatives as cash flow hedges for accounting purposes and therefore gains or losses are recognized in earnings. As of March 31, 2022, we had no outstanding FFA positions.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial information required by this Item is set forth on pages F-1 to F-35 and is filed as part of this Annual Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our management concluded that our disclosure controls and procedures were effective as of March 31, 2022. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits to the Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Our management conducted an evaluation of our effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of the inherent limitations of internal controls over financial reporting, misstatements may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on the evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2022.

The effectiveness of our internal control over financial reporting as of March 31, 2022 has been audited by Deloitte Certified Public Accountants S.A., an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

Our management with the participation of our principal executive officer and principal financial officer or persons performing similar functions has determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) occurred during the fourth fiscal quarter of our fiscal year ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

None

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Class III Directors — Terms expiring at the Company’s 2022 Annual Meeting of Shareholders

John C. Hadjipateras, 71, has served as Chairman of the Board and as our President and Chief Executive Officer and as President of Dorian LPG (USA) LLC since our inception in July 2013. Mr. Hadjipateras has been actively involved in the management of shipping companies since 1972. From 1972 to 1992, Mr. Hadjipateras was the Managing Director of Peninsular Maritime Ltd. in London and subsequently served as President of Eagle Ocean, which provides chartering, sale and purchase, protection and indemnity insurance and shipping finance services. Mr. Hadjipateras has served as a member of the boards of the Greek Shipping Co-operation Committee and of the Council of INTERTANKO, and has been a member of the Baltic Exchange since 1972 and of the American Bureau of Shipping since 2011. Mr. Hadjipateras also served on the Board of Advisors of the Faculty of Languages and Linguistics of Georgetown University and is a trustee of Kidscape, a leading U.K. charity organization. Mr. Hadjipateras was a director of SEACOR Holdings Inc., a global provider of marine transportation equipment and logistics services, from 2000 to 2013. We believe that Mr. Hadjipateras’ expertise in the maritime and shipping industries provides him with the qualifications and skills to serve as a member of our Board of Directors.

Malcolm McAvity, 71, has served as a director of the Company since January 2015 and is currently the Chairman of our Nominating and Corporate Governance Committee and a member of our Compensation Committee. Mr. McAvity formerly served as Vice Chairman of Phibro LLC, one of the world’s leading international commodities trading firms, from 1986 through 2012. Mr. McAvity has held various positions trading crude oil and other commodities. Mr. McAvity earned a BA from Stanford University and an MBA from Harvard Business School. We believe that Mr. McAvity’s experience in commodities trading provides him with the qualifications and skills to serve as a member of our Board of Directors.

Class I Directors — Terms expiring at the Company’s 2023 Annual Meeting of Shareholders

Thomas J. Coleman, 55, has served as a director of the Board since September 2013 and is currently our Lead Independent Director, Chairman of the Company’s compensation committee (the “Compensation Committee”) and a member of the Company’s nominating and corporate governance committee (the “Nominating and Corporate Governance Committee”). Mr. Coleman has served as co-Founder and co-President of Kensico Capital Management Corporation (“Kensico”) since 2000. Mr. Coleman is also the co-principal of each of Kensico’s affiliates. Prior to working with Kensico and its affiliates, Mr. Coleman was employed by Halo Capital Partners (“Halo”). Prior to his employment at Halo, Mr. Coleman founded and served as Chief Executive Officer and a director of PTI Holding Inc. from 1990 until 1995. From October 2012 until January 2014, Mr. Coleman served as a director of WebMD. From February 2011 until its sale in January 2012, Mr. Coleman served as a director of Tekelec, a publicly traded global provider of core network solutions. We believe that Mr. Coleman’s knowledge of corporate finance provides him with the qualifications and skills to serve as a member of our Board of Directors.

Christina Tan, 69, has served as a director of the Company since May 1, 2015 and is currently a member of the Audit and Nominating and Corporate Governance Committees. Ms. Tan has been the Chief Executive Officer of MT Maritime Management (USA) LLC since the beginning of 2020. Ms. Tan has been an officer with the MT Maritime Management Group (“MTM Group”) for over 30 years, performing in a variety of capacities, including finance and chartering, and was also a board member of Northern Shipping Funds from 2008 to 2015, at which point she remained as a member of the Limited Partnership Advisory Committee (LPAC). For eight years prior to joining MTM Group, Ms. Tan was Vice President of Finance & Trading for Socoil Corporation, a major Malaysian palm oil refiner and trading company. Ms. Tan earned a BA in Economics and Mathematics from Western State College of Colorado. We believe that Ms. Tan’s long-standing experience in the shipping industry and in maritime investments provide her with the qualifications and skills to serve as a member of our Board of Directors.

Class II Directors — Terms expiring at the Company’s 2024 Annual Meeting of Shareholders

Øivind Lorentzen, 71, has served as a director of the Company since its inception in July 2013 and is currently the Chairman of the Audit Committee. Mr. Lorentzen is currently Managing Director of Northern Navigation, LLC. Mr. Lorentzen was Non-Executive Vice Chairman of SEACOR Holdings Inc. from early 2015 to April 2021, prior to which he was its Chief Executive Officer. From 1990 until September 2010, Mr. Lorentzen was President of Northern Navigation International, Ltd., an investment management and ship-owning company concentrating in specialized marine transportation and ship finance. From 1979 to 1990, Mr. Lorentzen was Managing Director of Lorentzen Empreendimentos S.A., an industrial and shipping group in Brazil, and he served on its board of directors until December 2005. From 2001 to 2008, Mr. Lorentzen was Chairman of NFC Shipping Funds, a leading private equity fund in the maritime industry. Mr. Lorentzen is a director of the Global Maritime Forum, an international not-for-profit organization dedicated to promoting the potential of the global maritime industry. Mr. Lorentzen earned his undergraduate degree at Harvard College and his MBA from Harvard Business School. Mr. Lorentzen’s expertise in the maritime and shipping industries provides him with the important qualifications and skills to serve as a member of our Board of Directors.

John C. Lycouris, 72, serves as Chief Executive Officer of Dorian LPG (USA) LLC and is a director of the Dorian LPG Ltd. since its inception in July 2013. Previously, Mr. Lycouris was a Director and VP/Treasurer of Eagle Ocean, Inc. beginning in 1993 and of Eagle Ocean Transport, Inc. beginning in 2004, where he attended to pre- and post-delivery financings of newbuilding and second-hand vessels in the tanker, LPG, and dry bulk sectors, including execution of a multitude of sale and purchase contracts. Mr. Lycouris’ responsibilities also included operational and technical matters as well as investment strategy for a number of portfolios of foreign principals represented by the Companies. Before joining Eagle Ocean, Inc., Mr. Lycouris served as Director of Peninsular Maritime Ltd. a ship brokerage firm in London, UK, which he joined in 1974, and managed the Finance and Accounts departments. Mr. Lycouris holds a BS in Business Administration from Ithaca College and an MBA in Finance from Cornell University. Mr. Lycouris’ successful leadership and executive experience, along with his deep knowledge of the commercial, technical and operational aspects of shipping in general and LPG shipping in particular, provide him with the qualifications and skills to serve as a member of our Board of Directors

Ted Kalborg, 71, has served as a director of the Company since December 12, 2014 and is currently a member of the Audit Committee and Compensation Committee. Mr. Kalborg is the founder of the Tufton Group, a fund management group he founded in 1985 that specializes in the shipping and energy sectors. The group manages hedge funds and private equity funds. Mr. Kalborg’s primary focus has been corporate reorganizations. Mr. Kalborg holds a BA from Stockholm School of Economics and received an MBA from Harvard Business School. Mr. Kalborg’s diversified experience in the oil drilling, shipping, and investment industries, his specialty in maritime and transportation fund management, and his extensive background serving as director of several other companies equip him with the qualifications and skills to act as a member of our Board of Directors.

Information about Executive Officers Who Are Not Directors

Theodore B. Young, 54, has served as our Chief Financial Officer, Treasurer and Principal Financial and Accounting Officer since July 2013, as Chief Financial Officer and Treasurer of Dorian LPG (USA) LLC since July 2013, and as head of corporate development for Eagle Ocean from 2011 to 2013. From 2004 to 2011, Mr. Young was a Senior Managing Director and member of the Investment Committee at Irving Place Capital (“IPC”), where he worked on investments in the industrial, transportation and business services sectors. Prior to joining IPC, Mr. Young was a principal at Harvest Partners, a New York-based middle market buyout firm, from 1997 to 2004. There, Mr. Young was active in industrial transactions and played a key role in the firm’s multinational investment strategy. Prior to his career in private equity, Mr. Young was an investment banker with Merrill Lynch & Co., Inc. and SBC Warburg Dillon Read and its predecessors in New York, Zurich, and London. Mr. Young holds an AB from Dartmouth College and an MBA from the Wharton School of the University of Pennsylvania with a major in accounting.

Tim T. Hansen, 53, has served as our Chief Commercial Officer since 2018. He joined the Company in 2014 as Chartering Manager and in 2015 became the Managing Director for the Helios LPG Pool London Office. In 2019 he joined the Helios Pool Board of Directors and has since 2020 served as Chairman of the Board. Mr. Hansen began his career at sea in 1985 with AP Moeller Maersk (“Maersk”) rising through the ranks in tankers, container and dry cargo vessels, ending his seagoing career as captain of various sized LPG carriers. Mr. Hansen was also a Lieutenant in the Royal Danish

Navy from 1992 through 1993, where he served as Skipper on Vessel Traffic Services (“VTS”) vessels, performed various coast guard services, and worked as a VTS Operator at Green Belt Traffic Service. Mr. Hansen returned to Maersk in 1993, where he eventually came ashore in 1999 with responsibilities in several sectors including supercargo, operations, and chartering in the dry cargo segment, Maersk Line and was Senior Charterer in Broestroem. In 2002, Mr. Hansen began to focus on the LPG sector and from 2004 until Maersk's exit from the LPG sector in 2013 was Senior Charterer responsible for the daily employment of handy, mid-size and VLGC vessels.

Alexander C. Hadjipateras, 42, is Executive Vice President of Business Development at Dorian LPG, a Director of Helios LPG Pool LLC, and is the son of John C. Hadjipateras. Mr. Alexander C. Hadjipateras’ main areas of focus are business development and corporate strategy, and is deeply involved in the management of the Company’s operations in Kallithea, Greece. Since joining Eagle Ocean in 2006, Mr. Alexander C. Hadjipateras been involved in its VLGC and Aframax newbuilding programs at Hyundai Heavy Industries in South Korea and Sumitomo Shipyard in Japan and has participated in its Aframax spot chartering. Since November 2016, he has served as a Director on the Members Committee of the UK P&I Club and is also a Director on the Greek Shipping Corporation Committee (GSCC). Prior to joining Eagle Ocean, Mr. Alexander C. Hadjipateras worked as a Business Development Manager at Avenue A/ Razorfish, a leading digital advertising agency based in San Francisco. Mr. Alexander C. Hadjipateras will complete his executive MBA at HEC Paris in June 2022 and holds a Bachelor of Arts in history from Georgetown University.

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

Our Code of Ethics and our Anti-Bribery and Corruption Policy can be found on our website at http://www.dorianlpg.com/investor-center/corporate-governance/. We will also provide a hard copy of our Code of Ethics and Anti-Bribery and Corruption Policy free of charge upon written request to Dorian LPG Ltd. c/o Dorian LPG (USA) LLC, 27 Signal Road, Stamford, Connecticut 06902. Our employees are required to make written reaffirmation of their commitment to the Anti-Bribery and Corruption Policy and Code of Ethics on an annual basis. Any waiver that is granted, and the basis for granting the waiver, will be publicly communicated as appropriate, including through posting on our website, as soon as practicable. We have granted no waivers to the Anti-Bribery and Corruption Policy since its inception. We granted no waivers under our Code of Ethics during the fiscal year ended March 31, 2022. We intend to post any amendments to and any waivers of our Code of Ethics on our website within four business days.

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

To the Company’s knowledge, based solely on a review of copies of such reports furnished to the Company, and written representations that no reports were required, during the fiscal year ended March 31, 2022, all Section 16(a) filing requirements applicable to the Company’s officers, directors, and greater than ten percent beneficial owners were complied with, except that three transactions, which were reportable on February 28, 2022, on March 3, 2022, and on March 8, 2022, respectively, were instead included on the Form 4 filed on March 9, 2022 for our President, Chief Executive Officer, and Chairman of the Board of Directors, Mr. John C. Hadjipateras.

ITEM 11.  EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

General

This Compensation Discussion and Analysis (“CD&A”) provides information regarding the compensation program for our executive officers in the fiscal year ended March 31, 2022 (“Fiscal Year 2022”). It describes our compensation philosophy; the objectives of the executive compensation program in Fiscal Year 2022; the elements of the compensation program; and how each element fits into our overall compensation philosophy. Certain information with respect to the compensation program for our executive officers in the fiscal year ended March 31, 2021 (“Fiscal Year 2021”) and in the fiscal year ended March 31, 2023 (“Fiscal Year 2023”) has also been included where the Compensation Committee deemed that such information may be helpful to give context to the disclosure herein.

Our named executive officers (or “NEOs”), consisting of our principal executive officer (“PEO”), principal financial officer (“PFO”), and our three most highly compensated executive officers other than our PEO and PFO for Fiscal Year 2022 are:

●	John C. Hadjipateras, President, Chief Executive Officer, and Chairman of the Board of Directors;
●	Theodore B. Young, Chief Financial Officer;
●	John C. Lycouris, Chief Executive Officer of Dorian LPG (USA) LLC and a Director on our Board of Directors;
●	Tim T. Hansen, Chief Commercial Officer; and
●	Alexander C. Hadjipateras, Executive Vice President of Business Development of Dorian LPG (USA) LLC.

Highlights for the Fiscal Year Ended 2022

◾	Revenues of $274.2 million.

◾	TCE(1) per operating day rate for our fleet of $34,669.

◾	Net income of $71.9 million, or $1.78 diluted earnings per share (“EPS”), and adjusted net income(1) of $53.6 million, or $1.33 adjusted EPS(1).

◾	Adjusted EBITDA(1) of $161.1 million.

◾	Declared and paid two irregular dividends totaling $80.5 million.
◾	Completed refinancing of Constellation and Commander under BALCAP Facility, resulting in net cash proceeds of $34.9 million.
◾	Completed refinancing of Cratis, Copernicus, Chaparral, and Caravelle under separate Japanese financings, resulting in net cash proceeds of over $115 million.
◾	Completed the sale of the VLGs Captain Markos NL and Captain Nicholas ML. resulting in cash proceeds, net of fees and commission, of $90.5 million.
◾	ESG commitment – average efficiency ratio ahead of trajectory levels, crew rotations largely returned to pre-pandemic levels, and completed publication of first ESG report.
◾	Repurchased over $20.4 million of our common stock, or approximately 1.5 million shares pursuant to our common share repurchase authorities.

(1)	TCE and adjusted EBITDA are non-GAAP measures. Refer to the reconciliation of revenues to TCE and net income to adjusted EBITDA included in Item 7. Management Discussion and Analysis of this Annual Report.

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

Key factors affecting the compensation decisions for the NEOs included, key financial and statistical measurements, the design and implementation by the NEOs of (i) a finance strategy for us, including obtaining or renegotiating financing on favorable terms in a difficult market environment, and (ii) strategic objectives for us, such as the design and implementation of a new commercial strategy, including health and safety initiatives and retrofitting of our vessels with scrubbers; as well as the achievement of our operational goals or goals in a particular area of responsibility for the respective NEOs, such as operations or chartering. In addition, we do not provide for excise tax gross-ups, supplemental executive retirement plans and for the Fiscal Year 2022, as a general matter, we did not provide perquisites for our executive officers. While the Compensation Committee may deem it appropriate to provide perquisites for its executive officers in the future, it has no current intention to do so.

Roles in Setting Executive Compensation

Role of the Compensation Committee

For Fiscal Year 2022, the Compensation Committee consisted of three members of the Board, each of whom qualified as “independent” under the NYSE listing standards and applicable independence standards under Rule 10A-3 of the Securities Exchange Act of 1934 (the “Exchange Act”). In view of the importance that independence plays in executive compensation, the Compensation Committee and the other independent directors regularly meet in executive session, without any members of management present.

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

Our CEO makes recommendations to the Compensation Committee with respect to salary, short-term incentive (bonus), and long-term incentive awards for all executive officers other than himself. He develops those recommendations based on competitive market information, our compensation strategy, his assessment of individual performance, the scope of responsibilities, experience level, time in position, and long-term potential of the particular executive. Our CEO’s recommendations are subject to review, modification, and ultimately approval of the Compensation Committee or, when sufficiently material, the full Board. All Fiscal Year 2022 compensation decisions (including base salaries, annual and long-term compensation) were made by the Compensation Committee.

Role of Outside Advisors

The Compensation Committee has the authority to engage independent advisors to assist in carrying out its duties. The Compensation Committee has engaged Steven Hall & Partners (“Steven Hall”) as its independent compensation consultant to advise on executive and director compensation arrangements and related governance matters. Additionally, Steven Hall has assisted management in the preparation of this CD&A.

Compensation Consultant Conflict of Interest Assessment: As required by rules adopted by the SEC under the Dodd-Frank Act, the Compensation Committee assessed the relevant factors, including those set forth in Rule 10C-1(b)(4)(i) through (vi) under the Exchange Act, and determined that the work of Steven Hall did not raise any conflict of interest in Fiscal Year 2022.

Fiscal Year 2022 Peer Group

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

The Peer Group for 2022 consisted of the following six publicly-traded oil and gas shipping and transportation companies:

Eagle Bulk Shipping	Overseas Shipholding Group, Inc.
Genco Shipping & Trading Ltd.	SEACOR Marine Holdings Inc.
International Seaways, Inc.	Tidewater, Inc.

Elements of the Fiscal Year 2022 Executive Officer Compensation Program

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

Annual adjustments in base salary, if any, consider individual performance, prior experience, position duties and responsibilities, internal equity and external market practices. The Compensation Committee generally relies on the CEO’s evaluation of each NEO’s performance (other than his own) in deciding whether to recommend and/or approve merit increases for any NEOs in a given year. In those instances where the duties and responsibilities of a NEO change, the CEO may recommend any adjustments believed to be warranted, and the Compensation Committee will consider all of the factors above in determining whether to approve any such changes.

For Fiscal Year 2022, the Compensation Committee reviewed the total compensation and salaries of our NEOs for Fiscal Year 2022, Messrs. J. Hadjipateras, Lycouris, Young, Hansen and A. Hadjipateras, taking into consideration market conditions, the recommendations of our Chief Executive Officer (for all executives other than himself), and the desire to retain our experienced, skilled, and knowledgeable NEOs who are essential to leading the Company and driving stockholder value, in keeping with our compensation philosophy. Following its review and using the factors described above, our Compensation Committee determined that the annual salary levels for each of Messrs. J. Hadjipateras, Lycouris, Young and A. Hadjipateras would be adjusted to recognize marketplace levels.

The following table summarizes Fiscal Year 2022 base salaries for our NEOs.

Name	Fiscal Year 2022 Salary
John C. Hadjipateras	$650,000
John C. Lycouris	$550,000
Theodore B. Young	$500,000
Tim T. Hansen(1)	$531,444
Alexander C. Hadjipateras	$350,000
(1)	Converted from Danish Krones to U.S. Dollars at a rate of 1 DKK = 0.1563 USD.

Named Executive Officer Base Salary Increases for Fiscal Year 2023

Base Salary increases for our NEOs for the fiscal year ending March 31, 2023, if any, have not been determined by the Compensation Committee and are thus not calculable as of the date of this report. The Compensation Committee expects to determine such increases, if any, no later than September 30, 2022 and the amounts of these increases, if any, will be disclosed in a filing by the Company in a Current Report on Form 8-K under Item 5.02(f) once the amounts are determined.

Annual Bonus

Our NEOs are eligible for cash incentives based on annual performance. We use these annual incentive opportunities to reward and drive initiatives as well as short-term achievements and milestones towards meeting the Company’s long-term goals. For Fiscal Year 2021 and Fiscal Year 2022, our NEOs each received discretionary cash bonuses (including a $1,500 holiday bonus). Factors reviewed in determining bonus amounts include: safety measures such as time lost to injuries and the number and frequency or reportable incidents; operating expense per day relative to peers; chartering performance relative to peers; EBITDA; and overall evaluation of individual performance.

The cash bonus amounts in recognition of the officers’ contributions to the Company for Fiscal Year 2021 and paid in Fiscal Year 2022 are detailed in the table below:

Name	Cash Bonus Awarded
John C. Hadjipateras	$900,000
John C. Lycouris	$300,000
Theodore B. Young	$300,000
Tim T. Hansen	$306,691	(1)
Alexander C. Hadjipateras	$250,000

(1)	Converted from Danish Krones to U.S. Dollars at a rate of 1 DKK = 0.1563 USD.

For Fiscal Year 2022, cash bonuses for the NEOs have not been determined by the Compensation Committee and are thus not calculable through the date of this report. The Compensation Committee expects to determine such cash bonuses no later than September 30, 2022, and the amounts of these bonuses, if any, will be disclosed in a filing by the Company in a Current Report on Form 8-K under Item 5.02(f) once the amounts are determined.

Equity-Based Compensation

Our equity-based compensation program is intended to align the interests of our executives with those of our stockholders, and to help reduce the possibility of making excessively risky decisions that could maximize short term profits at the expense of long-term value, thereby establishing a direct relationship between executive compensation, long-term operating performance, and sustained increases in stockholder value.

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

The Compensation Committee believes restricted stock serves as a retention and motivation tool for executives in the volatile shipping industry. On July 16, 2021, the Compensation Committee approved the following long-term equity awards for our NEOs in the form of time-based restricted stock in recognition of the officers' contributions to the Company for the fiscal year ended March 31, 2021: Messrs. J. Hadjipateras, Lycouris, Young, and A. Hadjipateras received 72,500, 20,000, 19,000 and 18,000 shares of restricted stock on August 5, 2021, and Mr. Hansen received 25,000 restricted stock units. The restricted stock awards vest ratably and in three equal installments commencing with, and on the subsequent anniversaries of, August 5, 2021 (the "Grant Date"). Two-thirds of the restricted stock units vest first and second anniversary and one-third on the second anniversary of the Grant Date. Notwithstanding the foregoing, the restricted stock awards, or restricted stock units, granted to the executives that are eligible to vest on August 5, 2023 (the "Scheduled Vesting Date") will vest when and only if the volume weighted average price of the Company's common shares over any consecutive 15-day period prior to the final business day of the tenth fiscal quarter following the Grant Date equals or exceeds, 95% of the book value of a Company share, which will be determined as of the first business day of the fiscal quarter immediately preceding the Scheduled Vesting Date.

		Restricted Stock Awards and Restricted Stock Units
Name	Grant Date	Number of shares or units of stock granted(1)	Grant date fair value of shares or units of stock(2)
John C. Hadjipateras	8/5/2021	72,500	$794,363
John C. Lycouris	8/5/2021	20,000	$219,138
Theodore B. Young	8/5/2021	19,000	$208,179
Tim T. Hansen	8/5/2021	25,000	$273,919
Alexander C. Hadjipateras	8/5/2021	18,000	$197,220
(1)	In recognition of the NEOs’ contributions to the Company for Fiscal Year 2021.

(2)	See Summary Compensation Table below for discussion on the calculation of grant date fair value.

All restricted shares and restricted stock units of an NEO will vest (i) if such named executive officer’s employment terminates other than for Cause (as defined in the Severance and CIC Plan (defined below)—see “—2014 Executive Severance and Change in Control Severance Plan” below) or on account of death or Disability or (ii) upon a Change of Control (as defined in the Equity Incentive Plan (defined below) and related restricted stock award agreements) that occurs while such named executive officer is still employed with us.

For Fiscal Year 2022, long-term equity awards for the NEOs have not been determined through the date of this report. The Compensation Committee expects to determine such awards no later than September 30, 2022, and the amounts of these awards, if any, will be disclosed in a filing by the Company in a Current Report on Form 8-K under Item 5.02(f) once the amounts are determined.

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

Executive Severance and Change in Control Severance Plan

The 2014 Executive Severance and Change in Control Severance Plan (the "Severance Plan") provides for payments and other benefits in certain circumstances involving a termination of employment, including a termination of employment in connection with a change-in-control. Cash payments in connection with a change-in-control are subject to a double trigger; that is, the executive is not entitled to payment unless there is both a change-in-control and the executive is subsequently terminated without cause (or resigns for good reason) within a two-year period following the change-in-control. Our executives are not entitled to any severance payments as a result of voluntary termination (outside of the retirement context) or if they are terminated for cause. Detailed information with respect to these payments and benefits can be found under Potential Payments upon Termination and Change in Control section. Mr. J. Hadjipateras, Mr. Lycouris, Mr. Young, and Mr. A. Hadjipateras are participants to the Severance and CIC Plan.

Pursuant to the 2014 Equity Incentive Plan, in the event of a change-in-control all outstanding equity awards become fully vested and any forfeiture provisions shall lapse.

The Committee believes that these severance benefits encourage the commitment of our Named Executive Officers and ensure that they will be able to devote their full attention and energy to our affairs in the face of potentially disruptive and distracting circumstances.

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

Tax Consideration

As part of its role, the Compensation Committee reviews and considers the expected tax treatment to the Company and its executive officers as one of the factors in determining compensation matters. For Fiscal Year 2022 our gross U.S. source income was exempt from tax under Code section 883 and thus deductions for executive compensation are not relevant to the Company’s U.S. federal income tax positions. If the Company is not exempt from U.S. federal income taxation by reason of Code section 883 and is subject to U.S. federal income taxation on a net income basis, the deduction of certain items of compensation paid to certain of our executives or former executives may be limited. The Compensation Committee has taken, and intends to continue to take, actions, as appropriate, to attempt to minimize, if not eliminate, the Company’s non-deductible compensation expense within the context of maintaining the flexibility that the Compensation Committee believes to be an important element of the Company’s executive compensation program.

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

Compensation Committee:

Thomas J. Coleman
Ted Kalborg
Malcolm McAvity

Summary Compensation Table

The table below sets forth the compensation earned by our NEOs during the years indicated.

Name and Principal Position	Fiscal Year Ended March 31,	Salary	Bonus(1)	Stock Awards(2)	All Other Compensation(3)	Total
John C. Hadjipateras(4)	2022	$650,000	$901,500	$794,363	$13,575	$2,359,438
Chief Executive Officer	2021	$650,000	$1,226,500	$1,224,997	$9,300	$3,110,797
	2020	$550,000	$301,500	$531,187	$8,400	$1,391,087

John Lycouris(5)	2022	$550,000	$301,500	$219,138	$12,825	$1,083,463
Chief Executive Officer, Dorian LPG (USA) LLC	2021	$550,000	$301,500	$307,875	$9,300	$1,168,675
	2020	$450,000	$201,500	$164,200	$8,400	$824,100

Theodore B. Young	2022	$500,000	$301,500	$208,179	$12,450	$1,022,129
Chief Financial Officer	2021	$500,000	$301,500	$287,350	$9,300	$1,098,150
	2020	$400,000	$301,500	$164,200	$8,400	$874,100

Tim T. Hansen(6)	2022	$531,444	$308,098	$273,919	$53,144	$1,166,605
Chief Commercial Officer	2021	$509,297	$347,024	$328,400	$50,930	$1,235,651
	2020	$390,552	$174,228	$147,780	$39,055	$751,615

Alexander C. Hadjipateras	2022	$350,000	$251,500	$197,220	$11,325	$810,045
Executive Vice President of Business Development	2021	$325,000	$251,500	$246,300	$9,300	$832,100
	2020	$250,000	$146,500	$123,150	$8,400	$528,050
(1)	Represents cash bonuses paid to each of the NEOs for the applicable fiscal year and earned in the immediately preceding fiscal year. The amount of cash bonuses earned in respect of the fiscal year ended March 31, 2022 has not yet been determined. The Compensation Committee expects to determine such cash bonuses no later than September 30, 2022, and the amounts of these cash bonuses, if any, will be disclosed in a filing by the Company in a Current Report on Form 8-K under Item 5.02(f) once the amounts are determined.
(2)	The amounts set forth next to each award represent the aggregate grant date fair value of awards computed in accordance with FASB ASC Topic 718. The assumptions used in calculating the grant date fair value reported in these columns are set forth in Note 13 to our consolidated financial statements included herein.
(3)	The amounts set forth represent contributions by the Company to each of the named executive officer’s 401(k) defined contribution plan for U.S. employees or retirement account for non-U.S. employees.
(4)	As our Chief Executive Officer, Mr. Hadjipateras does not receive any additional compensation for his services as a director.
(5)	As the Chief Executive Officer of our subsidiary, Dorian LPG (USA) LLC, Mr. Lycouris does not receive any additional compensation for his services as a director.
(6)	Mr. Hansen’s salary is calculated using the average applicable exchange rates during each fiscal year for the local currency of employment.

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

Dorian LPG (USA) LLC and its subsidiaries entered into an agreement with DHSA, retroactive to July 2014 and superseding an agreement between Dorian LPG (UK) Ltd. and DHSA, for the provision by Dorian LPG (USA) LLC and its subsidiaries of certain chartering and marine operation services to DHSA, for which income was earned and included in “Other income-related parties” totaling $0.1 million for each of the years ended March 31, 2022, 2021 and 2020, respectively. As of March 31, 2022, $1.0 million was due from DHSA and included in “Due from related parties.”

Eagle Ocean Transport incurs miscellaneous costs on behalf of us, for which we reimbursed Eagle Ocean Transport less than $0.1 million for each of the years ended March 31, 2022, 2021 and 2020. Such expenses are reimbursed based on their actual cost.

None of our members of senior management, including Mr. Hadjipateras, Mr. Lycouris and Mr. Young, are subject to an employment agreement with us or our subsidiaries.

Equity Compensation

On June 30, 2014, Mr. J. Hadjipateras, Mr. Lycouris, Mr. Young, and Mr. A. Hadjipateras received 350,000, 185,000, 90,000, and 30,000 shares of restricted stock, respectively, vesting in equal installments on the third, fourth and fifth anniversary of the grant date. On June 15, 2016, Mr. J. Hadjipateras, Mr. Lycouris, Mr. Young, Mr. Hansen and Mr. A. Hadjipateras received 75,000, 30,000, 27,500, 24,000 and 17,500 shares of restricted stock, respectively, vesting in equal installments on the grant date and the first, second and third anniversary of the grant date. On June 15, 2017, Mr. J. Hadjipateras, Mr. Lycouris, Mr. Young, Mr. Hansen and Mr. A. Hadjipateras received 75,000, 30,000, 27,500, 24,000, and 17,500 shares of restricted stock, respectively, vesting in equal installments on the grant date and the first, second and third anniversary of the grant date. On June 15, 2018, Mr. J. Hadjipateras, Mr. Lycouris, Mr. Young, Mr. Hansen and Mr. A. Hadjipateras received 64,700, 20,000, 20,000, 18,000 and 15,000 shares of restricted stock, respectively, vesting in equal installments on the grant date and the first, second and third anniversary of the grant date. On August 5, 2019, Mr. J. Hadjipateras, Mr. Lycouris, Mr. Young, and Mr. A. Hadjipateras received 64,700, 20,000, 20,000, and 15,000 shares of restricted stock, respectively, vesting in equal installments on the grant date and the first, second and third anniversary of the grant date, and Mr. Hansen received 18,000 restricted stock units vesting in equal installments on the first, second and third anniversary of the grant date. On June 15, 2020, Mr. Lycouris, Mr. Young, and Mr. A. Hadjipateras received 37,500, 35,000 and 30,000 shares of restricted stock, respectively, vesting in escalating installments on the grant date and the first, second and third anniversary of the grant date, and Mr. Hansen received 40,000 restricted stock units vesting in escalating installments on the first, second and third anniversary of the grant date. On June 22, 2020, Mr. J. Hadjipateras received 155,654 shares of restricted stock vesting on the grant date. On August 5, 2021, Mr. J. Hadjipateras, Mr. Lycouris, Mr. Young, and Mr. A. Hadjipateras received 72,500 restricted shares, 20,000 restricted shares, 19,000 restricted shares, and 18,000 restricted shares, respectively. Mr. Hansen received 25,000 restricted stock units on August 5, 2021. The restricted shares shall vest ratably and in three equal installments commencing with, and on the subsequent anniversaries of, August 5, 2021 (the "Grant Date"). The restricted stock units shall vest ratably in equal installments on the first and second anniversaries of the Grant Date. Notwithstanding the foregoing, the restricted shares, or restricted stock units, in the case of Mr. Tim T. Hansen (the "Vesting Shares") to be issued to each of Mr. John C. Hadjipateras, Mr. John C. Lycouris, Mr. Theodore B. Young, Mr. Tim T. Hansen and Mr. Alexander C. Hadjipateras that are eligible to vest on August 5, 2023 (the "Scheduled Vesting Date") shall vest when and only if the volume weighted average price of the Company's common shares over any consecutive 15-day period prior to the final business day of the tenth fiscal quarter following the Grant Date of the Vesting Shares, as reported on Bloomberg (or on such other internationally recognized financial information provider), equals or exceeds, 95% of the book value of a Company share, which shall be determined (in good faith by the management of the Company) in respect of the Scheduled Vesting Date, as of the first business day of the fiscal quarter immediately preceding the Scheduled Vesting Date.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding equity awards as of March 31, 2022, for each NEO:

		Restricted Stock Awards and Restricted Stock Units
Name	Grant Date	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested(1)
John C. Hadjipateras	8/5/2021	48,333(2)	$700,345
	8/5/2019	16,175(4)	$234,376

John C. Lycouris	8/5/2021	13,333(2)	$193,195
	6/15/2020	20,000(3)	$289,800
	8/5/2019	5,000(4)	$72,450

Theodore B. Young	8/5/2021	12,666(2)	$183,530
	6/15/2020	20,000(3)	$289,800
	8/5/2019	5,000(4)	$72,450

Tim T. Hansen	8/5/2021	25,000(2)	$362,250
	6/15/2020	29,000(3)	$420,210
	8/5/2019	6,000(4)	$86,940

Alexander C. Hadjipateras	8/5/2021	12,000(2)	$173,880
	6/15/2020	20,000(3)	$289,800
	8/5/2019	3,750(4)	$54,338
(1)	Fair market value of our common stock on March 31, 2022. The amount listed in this column represents the product of the closing market price of the Company’s stock as of March 31, 2022 ($14.49) multiplied by the number of shares or units of stock subject to the award.
(2)	Granted on August 5, 2021 and vested or vests as described in “Equity Compensation” above.
(3)	Granted on June 15, 2020 and vested or vests with escalating terms on each of the grant date and first, second and third anniversaries of the date of grant.
(4)	Granted on August 5, 2019 and vested or vests ratably on each of the grant date and first, second and third anniversaries of the date of grant.

Options Exercised and Stock Vested

The following table provides information for the year ended March 31, 2022 concerning the vesting of restricted stock awards by the NEOs. There were no stock options exercised by the NEOs for the year ended March 31, 2022 and no options have been granted by the Company since its inception.

	Option Awards		Restricted Stock Awards and Restricted Stock Units
Name	Number of shares acquired on exercise	Value realized on exercise	Number of shares acquired on vesting	Value realized on vesting
John C. Hadjipateras(1)	-	-	56,517	$767,061
John C. Lycouris(2)	-	-	26,667	$374,088
Theodore B. Young(3)	-	-	26,334	$369,725
Tim T. Hansen(4)	-	-	21,500	$307,225
Alexander C. Hadjipateras(5)	-	-	18,500	$256,788
(1)	Mr. J, Hadjipateras had 16,175 shares of restricted stock vested on June 15, 2021 at a market price of $14.75 and 40,342 shares of restricted stock vested on August 5, 2021 at a market price of $13.10.
(2)	Mr. Lycouris had 15,000 shares of restricted stock vested on June 15, 2021 at a market price of $14.75 and 11,667 shares of restricted stock vested on August 5, 2021 at a market price of $13.10.
(3)	Mr. Young had 15,000 shares of restricted stock vested on June 15, 2021 at a market price of $14.75 and 11,334 shares of restricted stock vested on August 5, 2021 at a market price of $13.10.
(4)	Mr. Hansen had 15,500 restricted stock units vest on June 15, 2021 at a market price of $14.75 and 6,000 restricted stock units vested on August 5, 2021 at a market price of $13.10.

(5)	Mr. A, Hadjipateras had 8,750 shares of restricted stock vested on June 15, 2021 at a market price of $14.75 and 9,750 shares of restricted stock vested on August 5, 2021 at a market price of $13.10.

Director Compensation

We pay each non-executive director annual compensation of $100,000 (100% as an equity award in a form determined by our Compensation Committee), paid annually in arrears. The chairman of the Compensation Committee, the Audit Committee and the Nominating and Corporate Governance Committee each receive additional annual equity compensation of $15,000. Further, any director serving on a committee of the Board, other than a chairman of a committee, receives additional annual equity compensation of $10,000 per committee.

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

The following table provides certain information concerning the compensation earned by each of our non-employee directors serving on our Board for the year ended March 31, 2022, for services rendered in all capacities:

Name	Fees earned or paid in cash (1)	Restricted Stock Awards and Restricted Stock Units(2)	Total
Thomas J. Coleman	$-	$137,974	$137,974
Ted Kalborg	$-	$132,453	$132,453
Øivind Lorentzen	$-	$126,932	$126,932
Malcolm McAvity	$-	$137,974	$137,974
Christina Tan	$-	$132,453	$132,453

____________________

(1)	Represents cash compensation earned for services rendered as a director for the fiscal year ended March 31, 2022.

(2)	Represents equity compensation for services rendered as a director for the fiscal year ended March 31, 2022. The value of each stock award equals the grant date fair value of $14.49 per share on J March 31, 2022.

2014 Equity Incentive Plan

Our 2014 equity incentive plan (the “2014 Equity Incentive Plan”), which was unanimously adopted by our Board of Directors in April 2014, was approved by a shareholder vote at the 2015 annual meeting of shareholders. Pursuant to the terms of the 2014 Equity Incentive Plan, we expect that directors, officers, and employees (including any prospective officer or employee) of the Company and its subsidiaries and affiliates, and consultants and service providers to (including persons who are employed by or provide services to any entity that is itself a consultant or service provider to) the Company and its subsidiaries and affiliates, as well as entities wholly-owned or generally exclusively controlled by such persons, may be eligible to receive stock appreciation rights, stock awards, restricted stock units and performance compensation awards that the plan administrator determines are consistent with the purposes of the plan and the interests of the Company. The maximum number of shares of common stock that may be granted under the 2014 Equity Incentive Plan shall not exceed 2,850,000 in the aggregate. In October 2021, our shareholders approved an amendment to the Equity Incentive Plan to increase the reserve of our common shares for issuance by 2,015,000. The plan is administered by our compensation committee.

During the year ended March 31, 2022, we granted an aggregate of 180,900 shares of restricted stock vesting ratably on the grant date and on the first, second, and third anniversary of that date and 36,700 restricted stock units to certain of our officers and employees vesting ratably on the first, second, and third anniversaries of the grant date. The final tranche of restricted stock and restricted stock units granted to our named executive officers shall vest when, and only if, the volume weighted average price of our common shares over any consecutive 15-day period prior to the final business day of the tenth fiscal quarter following the grant date equals or exceeds, 95% of the book value of one of our shares. The shares of restricted stock and restricted stock units were valued at their grant date fair market value and are expensed on a straight-line basis over the respective vesting periods.

During the year ended March 31, 2022, we granted 46,086 shares of stock to our non-executive directors, which were valued and expensed at their grant date fair market value. As of May 27, 2022, there were 329,090 shares of restricted stock and restricted stock units that were issued and outstanding, but not yet vested. As of that date, there were 2,196,380 shares of common stock remaining available for future grants under the 2014 Equity Incentive Plan.

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

President and Chief Executive Officer Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform Act and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our median employee and the annual total compensation of John C. Hadjipateras, our President and Chief Executive Officer ("CEO"):

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

The compensation of the Company’s median employee (“Median Employee”) was determined by reviewing the amount of compensation paid to each of the Company’s employees using the data as shown in its payroll records including base salary, bonuses (including equity awards), and other benefits paid by or on behalf of the Company using the same calculation methods and assumptions, disclosed in the Summary Compensation Table. The total reported compensation for Mr. John C. Hadjipateras in Fiscal Year 2022 was $2,359,438, as reflected in the Summary Compensation Table included in this Annual Report on Form 10-K, and was approximately 16.1 times the Median Employee’s annual total compensation of $146,670. The methodology used to identify the Median Employee uses the same pay components, as well as the same calculation methods and assumptions, disclosed in the Summary Compensation Table. Given the different methodologies that various public companies will use to determine an estimate of their pay ratio, the estimated ratio reported above should not be used as a basis for comparison between companies. The methodology used to identify the Median Employee excludes consideration of the seafarers who had served on the Company’s commercially-managed vessels for one or more days during the year ended March 31, 2022, since such seafarers were employed, and their compensation was determined, by unaffiliated third parties and these seafarers provide services to the Company or its consolidated subsidiaries as independent contractors or “leased” workers. These seafarers are sourced from seafarer recruitment and placement service agencies and are employed with short-term employment contracts.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to the Company regarding the beneficial ownership of its common stock as of May 27, 2022 unless otherwise indicated below by (i) each person, group or entity known by the Company to be the beneficial owner of more than 5% of the outstanding shares of its common stock, (ii) each of our directors and director nominees, (iii) each of our NEOs and (iv) all of our executive officers and directors as a group. Unless otherwise stated, the address of each named executive officer and director is c/o Dorian LPG Ltd., c/o Dorian LPG (USA) LLC, 27 Signal Road, Stamford, Connecticut 06902.

Name and Address of Beneficial Owner	Common Shares Beneficially Owned(1)	Percent of Class Beneficially Owned(2)
5% Shareholders
Wellington Management Group LLP(3)	6,333,372	15.8%
Blackrock, Inc.(4)	4,658,641	11.6%
Kensico Capital Management Corp.(5)	3,112,240	7.8%
Dimensional Fund Advisors LP(6)	2,435,025	6.1%

Directors and Executive Officers
John C. Hadjipateras(7)	4,555,027	11.3%
Thomas J. Coleman(8)	3,154,858	7.9%
John C. Lycouris(9)	421,722	1.1%
Theodore B. Young(10)	110,576	*
Tim Hansen(11)	93,866	*
Christina Tan	93,225	*
Alexander C. Hadjipateras	66,957	*
Øivind Lorentzen	60,564	*
Ted Kalborg	57,390	*
Malcolm McAvity	42,618	*
All directors and executive officers as a group (10 persons)(12)	8,443,720	21.0%

____________________

*	The percentage of shares beneficially owned by such director or executive officer does not exceed one percent of the outstanding shares of common stock.

(1)	Each share of common stock is entitled to one vote on matters on which common shareholders are eligible to vote. Beneficial ownership described in the table above has been obtained by the Company only from public filings and information provided to the Company by the listed shareholders for inclusion herein. Beneficial ownership is required to be determined by the shareholder in accordance with the rules under the Exchange Act and consists of either or both voting or investment power with respect to securities. Except as otherwise indicated by footnote, and subject to community property laws where applicable, the persons named in the table have reported that they have sole voting and sole investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)	Percentages based on a total of 40,135,042 shares of common stock outstanding and entitled to vote at the Annual Meeting as of May 27, 2022.

(3)	According to a filing made with the Commission on February 12, 2018, Wellington Management Group LLP (“Wellington Management Group”) possesses shared voting power over 4,488,439 shares and shared dispositive power over 6,333,772 shares. According to the filing made with the Commission on February 12, 2018, all shares are owned of record by clients of one or more investment advisers directly or indirectly owned by Wellington Management Group. Those clients have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, such securities. No such client is known to have such right or power with respect to more than 5% of this class of shares. According to the filing made with the Commission on February 12, 2018, the principal business address of Wellington Management Group is c/o Wellington Management Company LLP, 280 Congress Street, Boston, Massachusetts 02210. Wellington Management Group may have made additional transactions in our common shares since its most recent filing with the Commission. Accordingly, the information presented may not reflect all of the shares currently beneficially owned by Wellington Management Group.

(4)	According to the filing made with the Commission on January 26, 2022, Blackrock Inc. possesses sole voting power over 4,619,327 and sole dispositive power over 4,658,641 common shares. Blackrock may have made additional transactions in our common shares since its most recent filing with the Commission. Accordingly, the information presented may not reflect all of the shares currently beneficially owned by Blackrock.

(5)	According to a filing made with the Commission April 12, 2022, Kensico possesses shared voting and dispositive power over 3,112,240 shares. According to a filing made with the Commission on April 7, 2022, the principal business address of Kensico is 55 Railroad Avenue, 2nd Floor, Greenwich CT, 06830. Kensico provides investment management services to certain affiliated funds, including Kensico Associates, L.P. and Kensico Offshore Fund Master, Ltd. (collectively, the “Investment Funds”). As Kensico’s co-presidents, Mr. Coleman and Michael B. Lowenstein may be deemed to be controlling persons of Kensico. By virtue of these relationships, Messrs. Coleman and Lowenstein may be deemed to beneficially own the entire number of Dorian shares held by the Investment Funds; however, each disclaims beneficial ownership of any Dorian shares, and proceeds thereof, except to the extent of his pecuniary interest therein. Kensico may have made additional transactions in our common stock since its most recent filings with the Commission. Accordingly, the information presented may not reflect all of the shares currently beneficially owned by Kensico.

(6)	According to the filing made with the Commission on February 8, 2022, Dimensional Fund Advisors LP possesses sole voting power over 2,375,788 shares and sole dispositive power over 2,435,025 shares. According to the filing made with the Commission on February 8, 2022, Dimensional Fund Advisors LP furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager or sub-adviser to certain other commingled funds, group trusts and separate accounts (such investment companies, trusts and accounts, collectively referred to as the “Funds”). In certain cases, subsidiaries of Dimensional Fund Advisors LP may act as an adviser or sub-adviser to certain Funds. In its role as investment advisor, sub-adviser and/or manager, Dimensional Fund Advisors LP or its subsidiaries (collectively, “Dimensional”) may possess voting and/or investment power over the securities that are owned by the Funds, and may be deemed to be the beneficial owner of the securities held by the Funds. However, all shares are owned by the Funds. The Funds have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, such securities. To the knowledge of Dimensional, the interest of any one such Fund does not exceed 5% of the class of securities. According to the filing made with the Commission on February 8, 2022, the principal business address of Dimensional is Building One, 6300 Bee Cave Road, Austin, Texas 78746. Dimensional may have made additional transactions in our common shares since its most recent filing with the Commission. Accordingly, the information presented may not reflect all of the shares currently beneficially owned by Dimensional.

(7)	Mr. Hadjipateras possesses sole voting power over 1,668,390 shares, shared voting power over 2,886,637 shares, sole dispositive power over 1,668,390 shares and shared dispositive power over 178,080 shares. Specifically, Mr. Hadjipateras may be deemed to beneficially own (i) 1,668,390 shares over which he has sole voting and dispositive power; (ii) 26,166 shares by virtue of pledges of such shares given under funding and security agreements with each of Theodore B. Young and Alexander J. Ciaputa, pursuant to which Mr. Hadjipateras may be deemed to share the power to vote and dispose of such shares; (iii) 125,000 shares through Mr. Hadjipateras’ spouse, 6,250 shares through Mr. Hadjipateras’ children, and 20,664 through the LMG Trust (Mr. Hadjipateras and his wife are trustees of the LMG Trust and the beneficiary of the LMG Trust is one of their children), pursuant to which Mr. Hadjipateras may be deemed to share the power to vote and dispose of such shares; and (iv) 2,708,557 shares by virtue of a revocable proxy granted to Mr. Hadjipateras by each of Mark C. Hadjipateras, Angeliki C. Hadjipateras, Aikaterini C. Hadjipateras, Konstantinos Markakis, Scott M. Sambur, as Trustee of the Kyveli Trust, and George J. Dambassis, pursuant to which Mr. Hadjipateras may be deemed to share the power to vote such shares. Mr. Hadjipateras disclaims beneficial ownership of the reported Dorian shares, and the proceeds thereof, except to the extent of any pecuniary interest therein.

(8)	According to filings made with the Commission, Mr. Coleman beneficially owns 42,618 Dorian common shares. According to filings made with the Commission, Mr. Coleman serves as co-President of Kensico alongside Mr. Lowenstein. As a controlling person of Kensico, Mr. Coleman thus may be deemed to also beneficially own the entire number of the Company’s common shares held by the Investment Funds discussed above. Mr. Coleman disclaims beneficial ownership of the reported Dorian shares held by the Investment Funds, and the proceeds thereof, except to the extent of any pecuniary interest therein.

(9)	Mr. Lycouris beneficially owns 221,722 common shares. Mr. Lycouris may also be deemed to indirectly beneficially own 200,000 common of our common shares through the Kyveli Trust, of which Mr. Lycouris and other members of his family are beneficiaries. Mr. Lycouris disclaims all beneficial ownership of the common shares beneficially owned by the Kyveli Trust except to the extent of his pecuniary interest therein.

(10)	According to filings made with the Commission, Mr. Young has pledged 13,083 shares to John C. Hadjipateras as security under a funding and security agreement.

(11)	Does not include 60,000 shares of restricted stock units that are subject to vesting.

(12)	To avoid double counting: (i) the 200,000 common shares that may be deemed to be indirectly beneficially owned by Mr. Lycouris through the Kyveli Trust and Mr. Hadjipateras by virtue of a revocable proxy (see Notes 7 and 9 above) are included only once in the total and (ii) the 13,083 common shares that may be deemed to be beneficially owned by Theodore B. Young and John C. Hadjipateras (see Notes 7 and 10 above) are included only once in the total.

Equity Compensation Plan Information

The following table shows information relating to the number of shares authorized for issuance under our equity compensation plans as of March 31, 2022.

March 31, 2022	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans
Approved by shareholders	—	—	2,196,380	(1)
Not approved by shareholders	—	—	–
Total	—	—	2,196,380

_________________

(1)	Represents available shares for future issuance under the 2014 Equity Incentive Plan as of March 31, 2022. See “2014 Equity Incentive Plan” above.

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

In connection with the agreements for the management transfer, Eagle Ocean transferred a certain number of employees and selected assets to our wholly-owned subsidiaries. Eagle Ocean incurs miscellaneous costs, for which we reimbursed Eagle Ocean less than $0.1 million for the fiscal year ended March 31, 2022.

Dorian LPG (USA) LLC and its subsidiaries entered into an agreement with DHSA, retroactive to July 2014 and superseding an agreement between Dorian LPG (UK) Ltd. and DHSA, for the provision by Dorian LPG (USA) LLC and its subsidiaries of certain chartering and marine operation services to DHSA, for which income was earned and included in other income totaling $0.1 million for the year ended March 31, 2022. As of March 31, 2022, $1.0 million was due from DHSA.

For further information regarding our transactions with related parties, please see Note 3 to our audited consolidated financial statements included herein.

Arrangements Involving Family Members

In respect of the year ended March 31, 2022, we paid $601,500 in salary and cash bonus to Mr. Alexander C. Hadjipateras, a son of Mr. John C. Hadjipateras, the Chairman of the Board, our President and our Chief Executive Officer, for his service as Executive Vice President of Business Development. In the year ended March 31, 2022, Mr. Alexander C. Hadjipateras was also eligible to participate in all benefit programs generally available to employees, including supplemental health care benefits for coverage outside of the United States, and his compensation is commensurate with that of his peers.

In respect of the year ended March 31, 2022, we paid $203,289 in salary and cash bonus to Peter Hadjipateras, a son of Mr. John C. Hadjipateras, the Chairman of the Board, our President and our Chief Executive Officer, for his service as Fleet Efficiency Manager. In the year ended March 31, 2022, Mr. Peter Hadjipateras was also eligible to participate in all benefit programs generally available to employees and his compensation is commensurate with that of his peers.

In respect of the year ended March 31, 2022, we paid $104,856 in salary and cash bonus to Ricky Hansen, a brother of Mr. Tim Hansen, our Chief Commercial Officer, for his service as Operations Manager that commenced September 1, 2021. In the year ended March 31, 2022, Mr. Ricky Hansen was also eligible to participate in all benefit programs generally available to employees and his compensation is commensurate with that of his peers.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table presents fees for professional services rendered by Deloitte Certified Public Accountants S.A. (“Deloitte”), PCAOB ID 1163, our independent registered public accounting firm, for the years ended March 31, 2022 and 2021. Deloitte did not bill us for other services during those periods.

	2022	2021
Audit fees(1)	$481,200	$517,135
All other fees(2)	-	3,828
Total	$481,200	$520,963

_____________________

(1)	Audit fees consist of aggregate fees for professional services, including out-of-pocket expenses, provided in connection with services rendered for the integrated or financial statement audits of our consolidated financial statements, reviews of interim financial statements included in filings with the Commission, and other audit services required for SEC or other regulatory filings and related comfort letters, consents and assistance with and review of documents filed with the Commission. As the above amounts are billed in Euros and presented in US Dollars, year over year comparisons may not be meaningful.

(2)	All other fees consist of a subscription for accounting research software.

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

There were no non-audit services provided by our independent registered public accounting firm during the fiscal year ended March 31, 2022.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

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

ITEM 16.    FORM 10-K SUMMARY

None.

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

4.2	Description of Securities incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed with the Commission on June 2, 2021.
10.1*	Amended and Restated 2014 Equity Incentive Plan.
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

Date: June 1, 2022

Dorian LPG Ltd.
(Registrant)

/s/ John C. Hadjipateras
John C. Hadjipateras
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on June 1, 2022 on behalf of the registrant and in the capacities indicated.

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
Christina Tan

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Dorian LPG Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Dorian LPG Ltd. and subsidiaries (the "Company") as of March 31, 2022 and 2021, the related consolidated statements of operations, shareholders' equity, and cash flows, for each of the three years in the period ended March 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 1, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Critical Audit Matters

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters

/s/ Deloitte Certified Public Accountants S.A.

Athens, Greece

June 1, 2022

We have served as the Company’s auditor since 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Dorian LPG Ltd.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Dorian LPG Ltd and subsidiaries (the “Company”) as of March 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 31, 2022, of the Company and our report dated June 1, 2022, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte Certified Public Accountants S.A.

Athens, Greece

June 1, 2022

Dorian LPG Ltd.

Consolidated Balance Sheets

(Expressed in United States Dollars, except for number of shares)

	As of	As of
	March 31, 2022	March 31, 2021
Assets
Current assets
Cash and cash equivalents	$236,758,927	$79,330,007
Restricted cash—current	—	5,315,951
Trade receivables, net and accrued revenues	853,060	202,221
Due from related parties	57,782,831	56,191,375
Inventories	2,266,351	2,007,464
Prepaid expenses and other current assets	10,232,083	10,296,229
Total current assets	307,893,252	153,343,247
Fixed assets
Vessels, net	1,238,061,690	1,377,028,255
Vessel under construction	16,401,532	—
Other fixed assets, net	54,101	148,836
Total fixed assets	1,254,517,323	1,377,177,091
Other non-current assets
Deferred charges, net	9,839,000	10,158,202
Derivative instruments	6,512,479	—
Due from related parties—non-current	19,800,000	23,100,000
Restricted cash—non-current	77,987	81,241
Operating lease right-of-use assets	8,087,014	17,672,227
Other non-current assets	635,038	82,837
Total assets	$1,607,362,093	$1,581,614,845
Liabilities and shareholders’ equity
Current liabilities
Trade accounts payable	$9,541,131	$9,831,328
Accrued expenses	3,801,448	8,765,264
Due to related parties	37,433	117,803
Deferred income	813,967	853,983
Derivative instruments	—	1,100,529
Current portion of long-term operating lease liabilities	8,073,364	9,591,447
Current portion of long-term debt	72,075,571	51,820,283
Dividends payable	494,180	—
Total current liabilities	94,837,094	82,080,637
Long-term liabilities
Long-term debt—net of current portion and deferred financing fees	590,687,387	539,651,761
Long-term operating lease liabilities	—	8,080,995
Derivative instruments	—	3,454,862
Other long-term liabilities	1,686,197	1,521,260
Total long-term liabilities	592,373,584	552,708,878
Total liabilities	687,210,678	634,789,515
Commitments and contingencies
Shareholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued nor outstanding	—	—
Common stock, $0.01 par value, 450,000,000 shares authorized, 51,321,695 and 51,071,409 shares issued, 40,185,042 and 41,493,275 shares outstanding (net of treasury stock), as of March 31, 2022 and March 31, 2021, respectively	513,217	510,715
Additional paid-in-capital	760,105,994	756,776,217
Treasury stock, at cost; 11,136,653 and 9,578,134 shares as of March 31, 2022 and March 31, 2021, respectively	(121,226,936)	(99,862,114)
Retained earnings	280,759,140	289,400,512
Total shareholders’ equity	920,151,415	946,825,330
Total liabilities and shareholders’ equity	$1,607,362,093	$1,581,614,845

The accompanying notes are an integral part of these consolidated financial statements.

Dorian LPG Ltd.

Consolidated Statements of Operations

(Expressed in United States Dollars, except for number of shares)

	Year ended
	March 31, 2022	March 31, 2021	March 31, 2020
Revenues
Net pool revenues—related party	$246,305,480	$292,679,614	$298,079,123
Time charter revenues	22,377,211	19,492,595	34,111,230
Other revenues, net	5,538,757	3,766,603	1,239,645
Total revenues	274,221,448	315,938,812	333,429,998
Expenses
Voyage expenses	4,324,712	3,409,650	3,242,923
Charter hire expenses	16,265,638	18,135,580	9,861,898
Vessel operating expenses	74,204,218	78,219,869	71,478,369
Depreciation and amortization	66,432,115	68,462,476	66,262,530
General and administrative expenses	30,226,739	33,890,999	23,355,768
Total expenses	191,453,422	202,118,574	174,201,488
Gain on disposal of vessels	7,256,897	—	—
Other income—related parties	2,374,050	2,279,454	1,840,321
Operating income	92,398,973	116,099,692	161,068,831
Other income/(expenses)
Interest and finance costs	(27,067,395)	(27,596,124)	(36,105,541)
Interest income	347,082	421,464	1,458,725
Unrealized gain/(loss) on derivatives	11,067,870	7,202,880	(18,206,769)
Realized gain/(loss) on derivatives	(3,450,443)	(4,568,033)	2,800,374
Other gain/(loss), net	(1,361,069)	1,004,774	825,638
Total other income/(expenses), net	(20,463,955)	(23,535,039)	(49,227,573)
Net income	$71,935,018	$92,564,653	$111,841,258

Weighted average shares outstanding:
Basic	40,203,937	49,729,358	53,881,483
Diluted	40,365,088	49,826,798	54,115,338

Earnings per common share—basic	$1.79	$1.86	$2.08
Earnings per common share—diluted	$1.78	$1.86	$2.07

The accompanying notes are an integral part of these consolidated financial statements.

Dorian LPG Ltd.

Consolidated Statements of Shareholders’ Equity

(Expressed in United States Dollars, except for number of shares)

	Number of			Additional
	common	Common	Treasury	paid-in	Retained
	shares	stock	stock	capital	Earnings	Total
Balance, April 1, 2019	58,882,515	$588,826	$(36,484,561)	$863,583,692	$84,994,601	$912,682,558
Net income for the period	—	—	—	—	111,841,258	111,841,258
Restricted share award issuances	200,775	2,007	—	(2,007)	—	—
Stock-based compensation	—	—	—	3,227,686	—	3,227,686
Purchase of treasury stock	—	—	(50,699,304)	—	—	(50,699,304)
Balance, March 31, 2020	59,083,290	$590,833	$(87,183,865)	$866,809,371	$196,835,859	$977,052,198
Net income for the period	—	—	—	—	92,564,653	92,564,653
Restricted share award issuances	393,265	3,933	—	(3,933)	—	—
Stock-based compensation	—	—	—	3,356,199	—	3,356,199
Repurchase and cancellation of common stock	(8,405,146)	(84,051)	—	(113,385,420)	—	(113,469,471)
Purchase of treasury stock	—	—	(12,678,249)	—	—	(12,678,249)
Balance, March 31, 2021	51,071,409	$510,715	$(99,862,114)	$756,776,217	$289,400,512	$946,825,330
Net income for the period	—	—	—	—	71,935,018	71,935,018
Restricted share award issuances	250,286	2,502	—	(2,502)	—	—
Dividend	—				(80,576,390)	(80,576,390)
Stock-based compensation	—	—	—	3,332,279	—	3,332,279
Purchase of treasury stock	—	—	(21,364,822)	—	—	(21,364,822)
Balance, March 31, 2022	51,321,695	$513,217	$(121,226,936)	$760,105,994	$280,759,140	$920,151,415

The accompanying notes are an integral part of these consolidated financial statements.

Dorian LPG Ltd.

Consolidated Statements of Cash Flows

(Expressed in United States Dollars)

	Year ended
	March 31, 2022	March 31, 2021	March 31, 2020
Cash flows from operating activities:
Net income	$71,935,018	$92,564,653	$111,841,258
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,432,115	68,462,476	66,262,530
Amortization of operating lease right-of-use assets	9,576,822	9,218,537	1,885,522
Amortization of financing costs	5,889,040	4,695,360	2,893,392
Unrealized (gain)/loss on derivatives	(11,067,870)	(7,202,880)	18,206,769
Stock-based compensation expense	3,332,279	3,356,199	3,227,686
Gain on disposal of vessels	(7,256,897)	—	—
Unrealized foreign currency (gain)/loss, net	166,873	(210,010)	311,539
Other non-cash items, net	1,267,576	(1,091,825)	(1,200,001)
Changes in operating assets and liabilities
Trade receivables, net and accrued revenue	(650,839)	618,625	563,272
Prepaid expenses and other current assets	(2,607,346)	(1,192,336)	(222,510)
Due from related parties	897,936	10,656,326	(25,692,058)
Inventories	(258,887)	(11,261)	115,434
Other non-current assets	(552,201)	1,490,267	(1,356,007)
Operating lease liabilities—current and long-term	(9,590,424)	(9,221,782)	(1,888,347)
Trade accounts payable	(115,287)	212,173	1,470,669
Accrued expenses and other liabilities	(4,889,118)	4,309,014	(2,078,325)
Due to related parties	(80,370)	(319,047)	(52,794)
Payments for drydocking costs	(3,733,250)	(5,738,793)	(5,251,622)
Net cash provided by operating activities	118,695,170	170,595,696	169,036,407
Cash flows from investing activities:
Payments for vessel under construction and vessel capital expenditures	(23,185,913)	(9,492,953)	(19,883,090)
Payments for short-term investments	—	—	(14,888,638)
Purchase of investment securities	(2,250,681)	(4,743,809)	—
Proceeds from sale of investment securities	3,742,429	275,393	1,767,906
Proceeds from maturity of short-term investments	—	15,000,000	—
Proceeds from disposal of vessels	90,460,363	—	—
Payments to acquire other fixed assets	—	(17,541)	(141,012)
Net cash provided by/(used in) investing activities	68,766,198	1,021,090	(33,144,834)
Cash flows from financing activities:
Proceeds from long-term debt borrowings	298,250,000	55,378,172	—
Repayment of long-term debt borrowings	(230,317,537)	(99,418,395)	(63,968,414)
Repurchase of common stock	(21,364,822)	(126,260,923)	(50,642,795)
Financing costs paid	(1,664,252)	(4,183,321)	(40,547)
Dividends paid	(80,082,210)	—	—
Net cash used in financing activities	(35,178,821)	(174,484,467)	(114,651,756)
Effects of exchange rates on cash and cash equivalents	(172,832)	205,753	(323,336)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	152,109,715	(2,661,928)	20,916,481
Cash, cash equivalents, and restricted cash at the beginning of the period	84,727,199	87,389,127	66,472,646
Cash, cash equivalents, and restricted cash at the end of the period	$236,836,914	$84,727,199	$87,389,127
Supplemental disclosure of cash flow information
Cash paid during the period for interest excluding interest capitalized to vessels	$20,591,883	$21,787,205	$32,461,153
Cash paid for amounts included in the measurement of operating lease liabilities	10,082,984	10,088,410	2,810,468
Vessel-related capital expenditures included in liabilities	107,275	320,992	4,408,333
Unpaid dividends included in liabilities	494,180	—	—
Financing costs included in liabilities	$1,689,600	$596,800	$595,138

Reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the total amount of such items reported in the statements of cash flows:
Cash and cash equivalents	$236,758,927	$79,330,007	$48,389,688
Restricted cash—current	—	5,315,951	3,370,178
Restricted cash—non-current	77,987	81,241	35,629,261
Cash and cash equivalents and restricted cash at end of period shown in the statement of cash flows	$236,836,914	$84,727,199	$87,389,127

The accompanying notes are an integral part of these consolidated financial statements.

Dorian LPG Ltd.

Notes to Consolidated Financial Statements

(Expressed in United States Dollars)

1.	Basis of Presentation and General Information

Dorian LPG Ltd. (“Dorian”) was incorporated on July 1, 2013 under the laws of the Republic of the Marshall Islands, is headquartered in the United States and is engaged in the transportation of liquefied petroleum gas (“LPG”) worldwide through the ownership and operation of LPG tankers. Dorian LPG Ltd. and its subsidiaries (together “we,” “us,” “our,” or the “Company”) are focused on owning and operating very large gas carriers (“VLGCs”), each with a cargo carrying capacity of greater than 80,000 cbm. As of March 31, 2022, our fleet consists of twenty-two VLGCs, including nineteen fuel-efficient 84,000 cbm ECO-design VLGCs (“ECO VLGCs”), one 82,000 cbm VLGC, and two time chartered-in VLGCs. Thirteen of our ECO VLGCs, including one of our time chartered-in ECO-VLGCs, are fitted with exhaust gas cleaning systems (commonly referred to as “scrubbers”) to reduce sulfur emissions. Additionally, on March 31, 2021, we entered into a bareboat agreement to charter-in a newbuilding dual-fuel VLGC for which construction commenced in December 2021 and is expected to be delivered in March 2023 (see Note 19 for further details). We provide in-house commercial management services for all of our vessels, including our vessels deployed in the Helios Pool (defined below), which may also receive commercial management services from Phoenix (defined below). Excluding our time chartered-in vessels, we provide in-house technical management services for all of our vessels, including our vessels deployed in the Helios Pool (defined below).

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

Our subsidiaries, which are all wholly-owned and all are incorporated in Republic of the Marshall Islands (unless otherwise indicated below), as of March 31, 2022 are listed below.

Vessel Subsidiaries

	Type of
Subsidiary	vessel	Vessel’s name	Built	CBM(1)
CJNP LPG Transport LLC	VLGC	Captain John NP	2007	82,000
Comet LPG Transport LLC	VLGC	Comet	2014	84,000
Corsair LPG Transport LLC	VLGC	Corsair(2)	2014	84,000
Corvette LPG Transport LLC	VLGC	Corvette(2)	2015	84,000
Dorian Shanghai LPG Transport LLC	VLGC	Cougar(2)	2015	84,000
Concorde LPG Transport LLC	VLGC	Concorde(2)	2015	84,000
Dorian Houston LPG Transport LLC	VLGC	Cobra	2015	84,000
Dorian Sao Paulo LPG Transport LLC	VLGC	Continental	2015	84,000
Dorian Ulsan LPG Transport LLC	VLGC	Constitution	2015	84,000
Dorian Amsterdam LPG Transport LLC	VLGC	Commodore	2015	84,000
Dorian Dubai LPG Transport LLC	VLGC	Cresques(2)	2015	84,000
Constellation LPG Transport LLC	VLGC	Constellation	2015	84,000
Dorian Monaco LPG Transport LLC	VLGC	Cheyenne	2015	84,000
Dorian Barcelona LPG Transport LLC	VLGC	Clermont	2015	84,000
Dorian Geneva LPG Transport LLC	VLGC	Cratis(2)	2015	84,000
Dorian Cape Town LPG Transport LLC	VLGC	Chaparral(2)	2015	84,000
Dorian Tokyo LPG Transport LLC	VLGC	Copernicus(2)	2015	84,000
Commander LPG Transport LLC	VLGC	Commander	2015	84,000
Dorian Explorer LPG Transport LLC	VLGC	Challenger	2015	84,000
Dorian Exporter LPG Transport LLC	VLGC	Caravelle(2)	2016	84,000
Dorian Sakura LPG Transport LLC(3)	VLGC	Hull No. 1755	2023(4)	84,000

Management Subsidiaries

Subsidiary
Dorian LPG Management Corp.
Dorian LPG (USA) LLC (incorporated in USA)
Dorian LPG (UK) Ltd. (incorporated in UK)
Dorian LPG Finance LLC
Occident River Trading Limited (incorporated in UK)
Dorian LPG (DK) ApS (incorporated in Denmark)
Dorian LPG Chartering LLC
Dorian LPG FFAS LLC
(1)	CBM: Cubic meters, a standard measure for LPG tanker capacity.
(2)	Operated pursuant to a bareboat charter agreement. Refer to Note 10 and 24 below for further information.
(3)	Upon delivery, will be operated pursuant to a bareboat charter agreement. Refer to Note 19 below for further information.
(4)	The applicable vessel is expected to be delivered in calendar year 2023.

Customers

For the years ended March 31, 2022, 2021, and 2020 the Helios Pool accounted for 90%, 93%, and 89% of our total revenues, respectively. No other individual charterer accounted for more than 10% of total revenues.

COVID-19

Since the beginning of calendar year 2020, the COVID-19 pandemic has negatively affected economic conditions, the supply chain, the labor market, the demand for certain shipped goods regionally as well as globally and has also negatively impacted and may continue to impact our operations and the operations of our customers and suppliers. Measures taken to mitigate the spread of the COVID-19 virus, including travel bans, quarantines, and other emergency public health measures, and a number of countries implemented lockdown measures resulted in a significant reduction in global economic activity and extreme volatility in the global financial markets. The extent of COVID-19’s future impact on the global economy, the shipping industry and our financial and operational results, which could be material, will depend on the development of the pandemic, vaccination rates among the population, the effectiveness of COVID-19 vaccines against COVID-19 and its variants, and the extent to which measures such as those referenced above are reinstituted. Any new uncertainties regarding the economic impact of the COVID-19 pandemic may likely result in market turmoil, which could also negatively impact our business, financial condition and cash flows. Over the course of the pandemic, governments approved large stimulus packages to mitigate the effects of the sudden decline in economic activity caused by the pandemic; however, we cannot predict the extent to which these measures will be sufficient to continue to sustain the business and financial condition of companies in the shipping industry. To date, we have experienced increases in crew wages and related costs, particularly in crew travel and medical costs, as a result of COVID-19.

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

(e)   Cash and cash equivalents:  We consider highly liquid investments such as time deposits, certificates of deposit, U.S. government securities, and money market funds with an original maturity of three months or less to be cash equivalents.

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

(q)   Leases: Refer to Note 11 for a description of our operating lease expenses for the years ended March 31, 2022, 2021, and 2020 and to Note 19 for a description of commitments related to our leases as of March 31, 2022. The following is a description of our leasing arrangements.

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

Under the guidance, we elected the practical expedients available to lessees to not separate the lease and non-lease components included in the office lease expense but to recognize operating lease expense as a combined single lease component for all time charter-in contracts because (i) the pattern of revenue recognition for the lease and non-lease components is the same as it is earned by the passage of time and (ii) the lease component, if accounted for separately, would be classified as an operating lease.

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

(s)   Voyage expenses:  Voyage expenses are expensed as incurred, except for expenses during the ballast portion of the voyage (period between the contract date and the date of the vessel’s arrival to the load port). Any expenses incurred during the ballast portion of the voyage such as bunker expenses, canal tolls and port expenses are deferred and are recognized on a straight-line basis, in voyage expenses, over the voyage duration as we satisfy the performance obligations under the contract provided these costs are (1) incurred to fulfill a contract that we can specifically identify, (2) able to generate or enhance resources of the company that will be used to satisfy performance of the terms of the contract, and (3) expected to be recovered from the charterer. These costs are considered contract fulfillment costs because the costs are direct costs related to the performance of the contract and are expected to be recovered. Voyage expenses also consist of bunker expenses, canal tolls and port expenses incurred for vessels traveling to drydock and to be delivered to new owners in the case of a vessel sale are expensed as incurred.

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

(z)   Dividends:  Dividends are recognized in the consolidated statement of shareholders’ equity when they are declared by our Board of Directors.

(aa)

Segment reporting:  Each of our vessels serves the same type of customer, has similar operations and maintenance requirements, operates in the same regulatory environment, and are subject to similar economic characteristics. Based on this, we have determined that our Company operates in one reportable segment, the international transportation of liquid petroleum gas with its fleet of vessels. Furthermore, when we charter a vessel to a charterer, the charterer is free to trade the vessel worldwide and, as a result, the disclosure of geographic information is impracticable.

(ab)  Derivative instruments:  All derivatives are stated at their fair value, as either a derivative asset or a liability. The fair value of the interest rate derivatives is based on a discounted cash flow analysis and their fair value changes are recognized in current period earnings. When the derivatives do qualify for hedge accounting, depending upon the nature of the hedge, changes in fair value of the derivatives are either recognized in current period earnings or in other comprehensive income/(loss) (effective portion) until the hedged item is recognized in the consolidated statements of operations. For the periods presented, no derivatives were accounted for as accounting hedges.

(ac)  Fair value of financial instruments:  In accordance with the requirements of accounting guidance relating to Fair Value Measurements, the Company classifies and discloses its assets and liabilities carried at fair value in one of the following three categories:

Level 1:	Quoted market prices in active markets for identical assets or liabilities.
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3:	Unobservable inputs that are not corroborated by market data.

(ad)  Recent accounting pronouncements:

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

Dorian LPG (USA) LLC and its subsidiaries entered into an agreement with DHSA, retroactive to July 2014 and superseding an agreement between Dorian LPG (UK) Ltd. and DHSA, for the provision by Dorian LPG (USA) LLC and its subsidiaries of certain chartering and marine operation services to DHSA, for which income was earned and included in “Other income-related parties” totaling $0.1 million for each of the years ended March 31, 2022, 2021 and 2020. As of March 31, 2022 and 2021, $1.0 million was due from DHSA and included in “Due from related parties.”

Helios LPG Pool LLC (“Helios Pool”)

On April 1, 2015, Dorian and Phoenix began operations of the Helios Pool, which entered into pool participation agreements for the purpose of establishing and operating, as charterer, under variable rate time charters to be entered into with owners or disponent owners of VLGCs, a commercial pool of VLGCs whereby revenues and expenses are shared. We hold a 50% interest in the Helios Pool as a joint venture with Phoenix and all significant rights and obligations are equally shared by both parties. All profits of the Helios Pool are distributed to the pool participants based on pool points assigned to each vessel as variable charter hire and, as a result, there are no profits available to the equity investors as a share of equity. We have determined that the Helios Pool is a variable interest entity as it does not have sufficient equity at risk. We do not consolidate the Helios Pool because we are not the primary beneficiary and do not have a controlling financial interest. In consideration of Accounting Standards Codification (“ASC”) 810-10-50-4e, the significant factors considered and judgments made in determining that the power to direct the activities of the Helios Pool that most significantly impact the entity’s economic performance are shared, in that all significant performance activities which relate to approval of pool policies and strategies related to pool customers and the marketing of the pool for the procurement of customers for the pool vessels, addition of new pool vessels and the pool cost management, require unanimous board consent from a board consisting of two members from each joint venture investor. Further, in accordance with the guidance in ASC 810-10-25-38D, the Company and Phoenix are not related parties as defined in ASC 850 nor are they de facto agents pursuant to ASC 810-10, the power over the significant activities of the Helios Pool is shared, and no party is the primary beneficiary in the Helios Pool, or has a controlling financial interest. As of March 31, 2022, the Helios Pool operated twenty-two VLGCs, including twenty vessels from our fleet (including two vessels time chartered-in from unrelated parties), and two Phoenix vessels.

As of March 31, 2022, we had net receivables from the Helios Pool of $76.5 million (net of an amount due to Helios Pool of less than $0.1 million which is reflected under “Due to related Parties”), including $23.1 million of working capital contributed for the operation of our vessels in the pool (of which $3.3 million was classified as current). As of March 31, 2021, we had receivables from the Helios Pool of $78.1 million (net of an amount due to Helios Pool of $0.4 million which is reflected under “Due to related Parties”), including $24.2 million of working capital contributed for the operation of our vessels in the pool (of which $1.1 million was classified as current). Our maximum exposure to losses from the pool as of March 31, 2022 is limited to the receivables from the pool. The Helios Pool does not have any third-party debt obligations. The Helios Pool has entered into commercial management agreements with each of Dorian LPG (UK) Ltd. and Phoenix as commercial managers and has appointed both commercial managers as the exclusive commercial managers of pool vessels. Dorian LPG (DK) ApS has assumed the responsibilities of Dorian LPG (UK) Ltd. under these commercial management agreements with the consolidation of our London, United Kingdom operations into our Copenhagen, Denmark office. Fees for commercial management services provided by Dorian LPG (DK) ApS are included in “Other income-related parties” in the consolidated statement of operations and were $2.1 million, $2.0 million and $1.6 million for the years ended March 31, 2022, 2021 and 2020, respectively. Additionally, we received a fixed reimbursement of expenses such as costs for security guards and war risk insurance for vessels operating in high-risk areas from the Helios Pool, for which we earned $3.1 million, $3.5 million and $1.2 million for the years ended March 31, 2022, 2021 and 2020 respectively, and are included in “Other revenues, net” in the consolidated statement of operations.

Through our vessel owning subsidiaries, we have chartered vessels to the Helios Pool during the years ended March 31, 2022, 2021 and 2020. The time charter revenue from the Helios Pool is variable depending upon the net results of the pool, operating days and pool points for each vessel. The Helios Pool enters into voyage and time charters with external parties and receives freight and related revenue and, where applicable, incurs voyage costs such as bunkers, port costs and commissions. At the end of each month, the Helios Pool calculates net pool revenues using gross revenues, less voyage expenses of all pool vessels, less fixed time charter hire for any time chartered-in vessels, less the general and administrative expenses of the pool. Net pool revenues, less any amounts required for working capital of the Helios Pool, are distributed, to the extent they have been collected from third-party customers of the Helios Pool, as variable rate time charter hire for the relevant vessel to participants based on pool points (vessel attributes such as cargo carrying capacity, fuel consumption, and speed are taken into consideration) and number of days the vessel participated in the pool in the period. We recognize net pool revenues on a monthly basis, when each relevant vessel has participated in the pool during the period and the amount of net pool revenues for the month can be estimated reliably. Revenue earned from the Helios Pool is presented in Note 14.

4. Inventories

Our inventories by type were as follows:

	March 31, 2022	March 31, 2021
Lubricants	$2,096,713	$1,475,228
Victualing	—	404,419
Bonded stores	169,638	127,817
Total	$2,266,351	$2,007,464

5. Vessels, Net

		Accumulated
	Cost	depreciation	Net book Value
Balance, April 1, 2020	$1,757,285,233	$(319,626,400)	$1,437,658,833
Other additions	5,372,597	—	5,372,597
Depreciation	—	(66,003,175)	(66,003,175)
Balance, March 31, 2021	$1,762,657,830	$(385,629,575)	$1,377,028,255
Other additions	6,575,263	—	6,575,263
Disposals	(131,157,644)	49,063,637	(82,094,007)
Depreciation	—	(63,447,821)	(63,447,821)
Balance, March 31, 2022	$1,638,075,449	$(400,013,759)	$1,238,061,690

Additions to vessels, net mainly consisted of the installment payments on the purchase of scrubbers and other capital improvements for certain of our VLGCs during the years ended March 31, 2022 and 2021. Our vessels, with a total carrying value of $1,198.7 million and $1,337.4 million as of March 31, 2022 and 2021, respectively, are first-priority mortgaged as collateral for our long-term debt (refer to Note 10 below). No impairment loss was recorded for the periods presented.

In September 2021, we completed the sale of the 2006-built VLGC Captain Markos NL and, in February 2022, we completed the sale of the 2008-built VLGC Captain Nicholas ML as part of our normal fleet renewal considerations. We recognized gains of $3.5 million and $3.8 million, respectively, on the vessel sales during the year ended March 31, 2022.

6. Vessel Under Construction

As further described in Note 19, we have entered into a thirteen-year bareboat charter agreement for a newbuilding dual-fuel VLGC that is expected to be delivered from Kawasaki Heavy Industries in March 2023. The analysis and movement of vessel under construction is presented in the table below:

Balance, April 1, 2021	$—
Installment payments	16,000,000
Other capitalized expenditures	109,488
Capitalized interest	292,044
Balance, March 31, 2022	$16,401,532

7. Other Fixed Assets, Net

Other fixed assets, net were $0.1 million and $0.1 million as of March 31, 2022 and March 31, 2021, respectively, and represent leasehold improvements, software and furniture and fixtures at cost. Accumulated depreciation on other fixed assets, net was $0.3 million as of both March 31, 2022 and March 31, 2021.

8. Deferred Charges, Net

The analysis and movement of deferred charges, net is presented in the table below:

Drydocking
costs
Balance, April 1, 2020	$7,336,726
Additions	5,178,916
Amortization	(2,357,440)
Balance, March 31, 2021	$10,158,202
Additions	2,869,210
Disposals	(298,852)
Amortization	(2,889,560)
Balance, March 31, 2022	$9,839,000

9. Accrued Expenses

Accrued expenses comprised of the following:

	March 31, 2022	March 31, 2021
Accrued contingent claim	$—	$4,000,000
Accrued voyage and vessel operating expenses	1,676,853	2,730,803
Accrued employee-related costs	952,471	1,301,510
Accrued professional services	946,411	523,950
Accrued loan and swap interest	126,878	204,237
Other	98,835	4,764
Total	$3,801,448	$8,765,264

10. Long-Term Debt

Description of our Debt Obligations

2015 AR Facility

In March 2015, we entered into a $758 million debt financing facility with four separate tranches (collectively, with its amendments and restatement, the “2015 AR Facility”). Commercial debt financing (“Commercial Financing”) of $249 million was provided by ABN AMRO Capital USA LLC (“ABN”); ING Bank N.V., London Branch, ("ING"); DVB Bank SE ("DVB"); Citibank N.A., London Branch (“Citi”); and Commonwealth Bank of Australia, New York Branch, ("CBA") (collectively the "Commercial Lenders"), while the Export Import Bank of Korea ("KEXIM") directly provided $204 million of financing (“KEXIM Direct Financing”). The remaining $305 million of financing was provided under tranches guaranteed by KEXIM of $202 million (“KEXIM Guaranteed”) and insured by the Korea Trade Insurance Corporation ("K-sure") of $103 million (“K-sure Insured”). Financing under the KEXIM guaranteed and K-sure insured tranches are provided by certain Commercial Lenders; Deutsche Bank AG; and Santander Bank, N.A. As of March 31, 2021, the debt financing was secured by, among other things, fifteen of our ECO VLGCs. On April 29, 2020, we amended and restated the 2015 AR Facility to among other things, refinance the commercial tranche from the 2015 AR Facility (the “Original Commercial Tranche”). Pursuant to the April 2020 amendment and restatement of the 2015 AR Facility, certain new facilities (the “New Facilities”) were made available to us, including (i) a new senior secured term loan facility in an aggregate principal amount of $155.8 million, a portion of which was used to prepay in full the outstanding principal amount under the Original Commercial Tranche and the balance for general corporate purposes and (ii) a new senior secured revolving credit facility in an aggregate principal amount of up to $25.0 million, which we intend to use for general corporate purposes. On July 14, 2020 (with retroactive effect to June 30, 2020), we amended the 2015 AR Facility and received approvals from those lenders constituting the “Required Lenders” under the 2015 AR Facility, as applicable, to modify certain financial and security covenants to reflect the Company’s current financial condition.

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

The advances in connection with New Facilities are to be repaid on the earlier of (i) the fifth (5th) anniversary of the utilization date of the new senior secured term loan facility, described above, and (ii) March 26, 2025. The New Facilities bear interest at the rate of LIBOR plus a margin of 2.50%. The margin can be decreased by 10 basis points if the Security Leverage Ratio (which is based on our security value ratio for vessels secured under the 2015 AR Facility) is less than .40 or increased by 10 basis points if it is greater than or equal to .60. Pursuant to the terms of the 2015 AR Facility, we have the potential to receive a 10 basis point increase or reduction in the margin applicable to the New Facilities for changes in our Average Efficiency Ratio (which weighs carbon emissions for a voyage against the design deadweight of a vessel and the distance traveled on such voyage). As of March 31, 2022, the set margin was 2.40%.

Certain terms of the borrowings under each tranche of the 2015 AR Facility are as follows:

					Interest Rate at
		Original Term		Interest Rate Description(1)	March 31, 2022(2)
Tranche 1	Commercial Financing	7	years(3)	London InterBank Offered Rate (“LIBOR”) plus a margin(5)	3.37%
Tranche 2	KEXIM Direct Financing	12	years(4)	LIBOR plus a margin of 2.45%	3.42%
Tranche 3	KEXIM Guaranteed	12	years(4)	LIBOR plus a margin of 1.40%	2.37%
Tranche 4	K-sure Insured	12	years(4)	LIBOR plus a margin of 1.50%	2.47%

(1)	The interest rate of the 2015 AR Facility on Tranche 1 is determined in accordance with the agreement as three- or six- month LIBOR plus the applicable margin and the interest rate on Tranches 2, 3 and 4 is determined in accordance with the agreement as three- month LIBOR plus the applicable margin for the respective tranches.

(2)	The LIBOR rate in effect as of March 31, 2022 was 0.974030%.

(3)	The Commercial Financing Tranche was refinanced on April 29, 2020, to, among other things, extend the term by three years.

(4)	The KEXIM Direct Financing, KEXIM Guaranteed, and K-Sure tranches have put options to call for the prepayment on the final payment date of the Commercial Financing tranche subject to specific notifications and commitments for refinancing/renewal of the Commercial Financing tranche.

(5)	The Commercial Financing tranche margin over LIBOR at the time of its amendment and restatement described above was 2.50% and can be reduced by 10 basis points if the Security Leverage Ratio (which is based on our security value ratio for vessels secured under the 2015 AR Facility) is less than .40 or increased by 10 basis points if it is greater than or equal to .60. We also have the potential to receive a 10 basis point increase or reduction in the margin applicable to the New Facilities for changes in our Average Efficiency Ratio (which weighs carbon emissions for a voyage against the design deadweight of a vessel and the distance traveled on such voyage). As of March 31, 2022, the set margin was 2.40%.

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

We were in compliance with all financial covenants as of March 31, 2022.

During the year ended March 31, 2022, portions of the 2015 AR Facility were prepaid with the refinancings of the VLGCs Constellation, Commander, Cratis, Copernicus, Chaparral, and Caravelle as described below.

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

The corporate financial covenants related to the BALCAP Facility are identical to those in the 2015 AR Facility. We were in compliance with all financial covenants as of March 31, 2022.

Corsair Japanese Financing

On November 7, 2017, we refinanced a 2014-built VLGC, Corsair, pursuant to a memorandum of agreement and a bareboat charter agreement (“Corsair Japanese Financing”). In connection therewith, we transferred Corsair to the buyer for $65.0 million and, as part of the agreement, Corsair LPG Transport LLC, our wholly-owned subsidiary, bareboat chartered the vessel back for a period of 12 years, with purchase options from the end of year 2 onwards through a mandatory buyout by 2029. We continue to technically manage, commercially charter, and operate Corsair. We received $52.0 million in cash as part of the transaction with $13.0 million to be retained by the buyer as a deposit (the “Corsair Deposit”), which can be used by us towards the repurchase of the vessel either pursuant to an early buyout option or at the end of the 12-year bareboat charter term. The refinancing proceeds of $52.0 million were used to prepay $30.1 million of the then outstanding principal amount of debt related to Corsair. The remaining proceeds were used to pay legal fees associated with this transaction and for general corporate purposes. The Corsair Japanese Financing is treated as a financing transaction and the VLGC continues to be recorded as an asset on our balance sheet. This debt financing has a fixed interest rate of 4.9%, not including financing costs of $0.1 million, monthly broker commission fees of 1.25% over the 12-year term on interest and principal payments made, broker commission fees of 1% of the purchase option price excluding the Corsair Deposit, and a monthly fixed straight-line principal obligation of approximately $0.3 million over the 12-year term with a balloon payment of $13.0 million.

Concorde Japanese Financing

On January 31, 2018, we refinanced a 2015-built VLGC, Concorde, pursuant to a memorandum of agreement and a bareboat charter agreement. In connection therewith, we transferred Concorde to the buyer for $70.0 million and, as part of the agreement, Concorde LPG Transport LLC, our wholly-owned subsidiary, bareboat chartered the vessel back for a period of 13 years, with purchase options from the end of year 3 onwards through a mandatory buyout by 2031. We continue to technically manage, commercially charter, and operate Concorde. We received $56.0 million in cash as part of the transaction with $14.0 million to be retained by the buyer as a deposit (the “Concorde Deposit”), which can be used by us towards the repurchase of the vessel either pursuant to an early buyout option or at the end of the 13-year bareboat charter term. The refinancing proceeds of $56.0 million were used to prepay $35.1 million of the 2015 AR Facility’s then outstanding principal amount. Pursuant to an amendment to the 2015 AR Facility and in conjunction with this prepayment, $1.6 million of restricted cash was released under the 2015 AR Facility. The remaining proceeds were, or will be, used to pay legal fees associated with this transaction and for general corporate purposes. This transaction is treated as a financing transaction and Concorde continues to be recorded as an asset on our balance sheet. This debt financing has a fixed interest rate of 4.9%, not including financing costs of $0.1 million, monthly broker commission fees of 1.25% over the 13-year term on interest and principal payments made, broker commission fees of 1% of an exercised purchase option excluding the Concorde Deposit, and a monthly fixed straight-line principal obligation of approximately $0.3 million over the 13-year term with a balloon payment of $14.0 million.

Corvette Japanese Financing

On March 16, 2018, we refinanced a 2015-built VLGC, Corvette, pursuant to a memorandum of agreement and a bareboat charter agreement. In connection therewith, we transferred Corvette to the buyer for $70.0 million and, as part of the agreement, Corvette LPG Transport LLC, our wholly-owned subsidiary, bareboat chartered the vessel back for a period of 13 years, with purchase options from the end of year 3 onwards through a mandatory buyout by 2031. We continue to technically manage, commercially charter, and operate Corvette. We received $56.0 million in cash as part of the transaction with $14.0 million to be retained by the buyer as a deposit (the “Corvette Deposit”), which can be used by us towards the repurchase of the vessel either pursuant to an early buyout option or at the end of the 13-year bareboat charter term. The refinancing proceeds of $56.0 million were used to prepay $33.7 million of the 2015 AR Facility’s then outstanding principal amount. Pursuant to an amendment to the 2015 AR Facility and in conjunction with this prepayment, $1.6 million of restricted cash was released under the 2015 AR Facility. The remaining proceeds were, or will be, used to pay legal fees associated with this transaction and for general corporate purposes. This transaction is treated as a financing transaction and Corvette continues to be recorded as an asset on our balance sheet. This debt financing has a fixed interest rate of 4.9%, not including financing costs of $0.1 million, monthly broker commission fees of 1.25% over the 13-year term on interest and principal payments made, broker commission fees of 1% of an exercised purchase option excluding the Corvette Deposit, and a monthly fixed straight-line principal obligation of approximately $0.3 million over the 13-year term with a balloon payment of $14.0 million.

CMNL/CJNP Japanese Financing

On June 25, 2018, we refinanced our 2006-built VLGC, Captain Markos NL, pursuant to a memorandum of agreement and a bareboat charter agreement (the “CMNL/CJNP Japanese Financing”). In connection therewith, we transferred Captain Markos NL to the buyer for $45.8 million and, as part of the agreement, CMNL LPG Transport LLC, our wholly-owned subsidiary, bareboat chartered the vessel back for a period of 7 years, with purchase options from the end of year 2 through a mandatory buyout by 2025. We continued to technically manage, commercially charter, and operate Captain Markos NL. We received $20.6 million, which increased our unrestricted cash, as part of the transaction with $25.2 million retained by the buyer as a deposit (the “CMNL Deposit”), which could be used by us towards the repurchase of the vessel either pursuant to an early buyout option or at the end of the 7-year bareboat charter term. This transaction was treated as a financing transaction and Captain Markos NL continued to be recorded as an asset on our balance sheet. This debt financing had a fixed interest rate of 6.0%, not including financing costs of $0.1 million, monthly broker commission fees of 1.25% over the 7-year term on interest and principal payments made, broker commission fees of 0.5% paid upon the delivery of Captain Markos NL to the buyer, broker commission fees of 0.5%. payable on the repurchase of Captain Markos NL, and a monthly fixed straight-line principal obligation of approximately $0.1 million over the 7-year term with a balloon payment of $11.0 million. On March 26, 2021, we substituted Captain Markos NL with Captain John NP within this financing. The terms of the new bareboat charter between the buyer and CJNP LPG Transport LLC after the vessel substitution were identical. On November 30, 2021, we completed the repurchase of Captain John NP and repaid the CMNL/CJNP Japanese Financing for $15.8 million in cash and application of the deposit amount of $25.2 million, which had been retained by the buyer in connection with the financing towards the repurchase of the vessel.

CNML Japanese Financing

On June 26, 2018, we refinanced our 2008-built VLGC, Captain Nicholas ML, pursuant to a memorandum of agreement and a bareboat charter agreement (the “CNML Japanese Financing”). In connection therewith, we transferred Captain Nicholas ML to the buyer for $50.8 million and, as part of the agreement, CNML LPG Transport LLC, our wholly-owned subsidiary, bareboat chartered the vessel back for a period of 7 years, with purchase options from the end of year 2 through a mandatory buyout by 2025. We continued to technically manage, commercially charter, and operate Captain Nicholas ML. We received $22.9 million, which increased our unrestricted cash, as part of the transaction with $27.9 million retained by the buyer as a deposit (the “CNML Deposit”), which could be used by us towards the repurchase of the vessel either pursuant to an early buyout option or at the end of the 7-year bareboat charter term. This transaction was treated as a financing transaction and Captain Nicholas ML continued to be recorded as an asset on our balance sheet. This debt financing had a fixed interest rate of 6.0%, not including financing costs of $0.1 million, monthly broker commission fees of 1.25% over the 7-year term on interest and principal payments made, broker commission fees of 0.5%, paid upon the delivery of Captain Nicholas ML to the buyer, broker commission fees of 0.5%, payable on the repurchase of the Captain Nicholas ML, and a monthly fixed straight-line principal obligation of approximately $0.1 million over the 7-year term with a balloon payment of $13.0 million. On January 26, 2022, we completed the repurchase of Captain Nicholas ML and repaid the CNML Japanese Financing for $17.8 million in cash and application of the deposit amount of $27.9 million, which had been retained by the buyer in connection with the financing towards the repurchase of the vessel.

Cresques Japanese Financing

On April 21, 2020, we prepaid $28.5 million of the 2015 AR Facility’s then outstanding principal using cash on hand prior to the closing of the Cresques Japanese Financing (defined below). On April 23, 2020, we refinanced a 2015-built VLGC, Cresques, pursuant to a memorandum of agreement and a bareboat charter agreement (“Cresques Japanese Financing”). In connection therewith, we transferred Cresques to the buyer for $71.5 million and, as part of the agreement, Dorian Dubai LPG Transport LLC, our wholly-owned subsidiary, bareboat chartered the vessel back for a period of 12 years, with purchase options from the end of year 3 onwards through a mandatory buyout by 2032. We continue to technically manage, commercially charter, and operate Cresques. We received $52.5 million in cash as part of the transaction with $19.0 million to be retained by the buyer as a deposit (the “Cresques Deposit”), which can be used by us towards the repurchase of the vessel either pursuant to an early buyout option or at the end of the 12-year bareboat charter term. This transaction is treated as a financing transaction and Cresques continues to be recorded as an asset on our balance sheet. This debt financing has a floating interest rate of one-month LIBOR plus a margin of 2.5%, monthly broker commission fees of 1.25% over the 12-year term on interest and principal payments made, broker commission fees of 0.5% payable on the remaining debt outstanding at the time of the repurchase of the Cresques, and a monthly fixed straight-line principal obligation of $0.3 million over the 12-year term with a balloon payment of $11.5 million.

Cratis Japanese Financing

On March 18, 2022, we refinanced a 2015-built VLGC, Cratis, pursuant to a memorandum of agreement and a bareboat charter agreement. In connection therewith, we transferred the Cratis to the buyer for $70.0 million and, as part of the agreement, Dorian Geneva LPG Transport LLC, our wholly-owned subsidiary, bareboat chartered the vessel back for a period of 9 years, with purchase options from the end of year 3 onwards through a mandatory buyout by 2031. We continue to technically manage, commercially charter, and operate Cratis. We received $50.0 million in cash as part of the transaction with $20.0 million to be retained by the buyer as a deposit (the “Cratis Deposit”), which can be used by us towards the repurchase of the vessel either pursuant to an early buyout option or at the end of the 9-year bareboat charter term. The refinancing proceeds of $50.0 million were used to prepay $25.1 million of the 2015 AR Facility’s then outstanding principal amount. The remaining proceeds were, or will be, used to pay legal fees associated with this transaction and for general corporate purposes. This transaction is treated as a financing transaction and Cratis continues to be recorded as an asset on our balance sheet. This debt financing has a fixed interest rate of 4.1%, not including financing costs of $0.3 million, monthly broker commission fees of 1.25% over the 9-year term on interest and principal payments made, broker commission fees of 0.5% of an exercised purchase option excluding the Cratis Deposit, and a monthly fixed straight-line principal obligation of approximately $0.3 million over the 9-year term with a balloon payment of $13.3 million.

Copernicus Japanese Financing

On March 18, 2022, we refinanced a 2015-built VLGC, Copernicus, pursuant to a memorandum of agreement and a bareboat charter agreement. In connection therewith, we transferred Copernicus to the buyer for $70.0 million and, as part of the agreement, Dorian Tokyo LPG Transport LLC, our wholly-owned subsidiary, bareboat chartered the vessel back for a period of 9 years, with purchase options from the end of year 3 onwards through a mandatory buyout by 2031. We continue to technically manage, commercially charter, and operate Copernicus. We received $50.0 million in cash as part of the transaction with $20.0 million to be retained by the buyer as a deposit (the “Copernicus Deposit”), which can be used by us towards the repurchase of the vessel either pursuant to an early buyout option or at the end of the 9-year bareboat charter term. The refinancing proceeds of $50.0 million were used to prepay $25.3 million of the 2015 AR Facility’s then outstanding principal amount. The remaining proceeds were, or will be, used to pay legal fees associated with this transaction and for general corporate purposes. This transaction is treated as a financing transaction and Copernicus continues to be recorded as an asset on our balance sheet. This debt financing has a fixed interest rate of 4.1%, not including financing costs of $0.3 million, monthly broker commission fees of 1.25% over the 9-year term on interest and principal payments made, broker commission fees of 0.5% of an exercised purchase option excluding the Copernicus Deposit, and a monthly fixed straight-line principal obligation of approximately $0.3 million over the 9-year term with a balloon payment of $13.3 million.

Chaparral Japanese Financing

On March 29, 2022, we refinanced a 2015-built VLGC, Chaparral, pursuant to a memorandum of agreement and a bareboat charter agreement. In connection therewith, we transferred Chaparral to the buyer for $64.9 million and, as part of the agreement, Dorian Cape Town  LPG Transport LLC, our wholly-owned subsidiary, bareboat chartered the vessel back for a period of 7 years plus 3 option years with no purchase obligation and purchase options beginning from the end of year 5 onwards. We continue to technically manage, commercially charter, and operate Chaparral. The refinancing proceeds of $64.9 million were used to prepay $24.0 million of the 2015 AR Facility’s then outstanding principal amount. The remaining proceeds were, or will be, used to pay legal fees associated with this transaction and for general corporate purposes. This transaction is treated as a financing transaction and Chaparral continues to be recorded as an asset on our balance sheet. This agreement for this debt financing does not have a stated interest rate and, therefore, we have calculated an imputed interest rate of 5.3% for the 7-year period, not including financing costs of $0.1 million, and a monthly fixed straight-line mortgage-style obligation of approximately $0.5 million over the 7-year period with a purchase option of $45.8 million on the seventh anniversary.

Caravelle Japanese Financing

On March 31, 2022, we refinanced a 2016-built VLGC, Caravelle, pursuant to a memorandum of agreement and a bareboat charter agreement. In connection therewith, we transferred Caravelle to the buyer for $71.5 million and, as part of the agreement, Dorian Exporter LPG Transport LLC, our wholly-owned subsidiary, bareboat chartered the vessel back for a period of 10 years, with purchase options from the end of year 3 onwards through a mandatory buyout by 2032. We continue to technically manage, commercially charter, and operate Caravelle. We received $50.0 million in cash as part of the transaction with $21.5 million to be retained by the buyer as a deposit (the “Caravelle Deposit”), which can be used by us towards the repurchase of the vessel either pursuant to an early buyout option or at the end of the 10-year bareboat charter term. The refinancing proceeds of $50.0 million were used to prepay $24.8 million of the 2015 AR Facility’s then outstanding principal amount. The remaining proceeds were, or will be, used to pay legal fees associated with this transaction and for general corporate purposes. This transaction is treated as a financing transaction and Caravelle continues to be recorded as an asset on our balance sheet. This debt financing has a fixed interest rate of 4.2%, not including financing costs of $0.3 million, monthly broker commission fees of 1.25% over the 10-year term on interest and principal payments made, broker commission fees of 0.5% of an exercised purchase option excluding the Caravelle Deposit, and a monthly fixed straight-line principal obligation of approximately $0.3 million over the 10-year term with a balloon payment of $14.0 million.

Debt Obligations

The table below presents our debt obligations:

	March 31, 2022	March 31, 2021
2015 AR Facility
Commercial Financing	$91,651,888	$155,205,698
KEXIM Direct Financing	44,406,733	89,474,512
KEXIM Guaranteed	47,190,358	93,997,081
K-sure Insured	23,132,295	46,333,895
Total 2015 AR Facility	$206,381,274	$385,011,186

Japanese Financings
Corsair Japanese Financing	$37,645,833	$40,895,833
Concorde Japanese Financing	42,269,231	45,500,000
Corvette Japanese Financing	42,807,692	46,038,462
CMNL/CJNP Japanese Financing	—	16,706,845
CNML Japanese Financing	—	18,855,655
Cresques Japanese Financing	45,660,000	49,080,000
Cratis Japanese Financing	49,660,000	—
Copernicus Japanese Financing	49,660,000	—
Chaparral Japanese Financing	64,662,242	—
Caravelle Japanese Financing	49,700,000	—
Total Japanese Financings	$382,064,998	$217,076,795

BALCAP Facility	$81,574,172	$—

Total debt obligations	$670,020,444	$602,087,981
Less: deferred financing fees	7,257,486	10,615,937
Debt obligations—net of deferred financing fees	$662,762,958	$591,472,044

Presented as follows:
Current portion of long-term debt	$72,075,571	$51,820,283
Long-term debt—net of current portion and deferred financing fees	590,687,387	539,651,761
Total	$662,762,958	$591,472,044

Deferred Financing Fees

The analysis and movement of deferred financing fees is presented in the table below:

Financing
costs
Balance, April 1, 2020	$11,152,985
Additions	4,158,312
Amortization	(4,695,360)
Balance, March 31, 2021	$10,615,937
Additions	2,530,589
Amortization	(5,889,040)
Balance, March 31, 2022	$7,257,486

Additions for the year ended March 31, 2022 and 2021 represent financing costs associated with the refinancings described above, which have been deferred and are amortized over the life of the respective agreements and are included as part of interest and finance costs in the consolidated statements of operations.

Future Cash Payments for Debt

The minimum annual principal payments, in accordance with the loan agreements, required to be made after March 31, 2022 are as follows:

Year ending March 31:
2023	$72,075,571
2024	47,490,194
2025	128,146,403
2026	48,265,607
2027	93,060,886
Thereafter	280,981,783
Total	$670,020,444

11. Leases

Time charter-in contracts

During the year ended March 31, 2022, we time chartered-in a vessel that was delivered to us in October 2021 with a duration of 12 months with no option periods. Therefore, this operating lease was excluded from operating lease right-of-use asset and lease liability recognition on our consolidated balance sheets. During the year ended March 31, 2021, we time chartered-in a vessel that was delivered to us in May 2020 with a duration of 12 months with no option periods. Therefore, this operating lease was excluded from operating lease right-of-use asset and lease liability recognition on our consolidated balance sheets. As of March 31, 2022, right-of-use assets and lease liabilities of $7.9 million were recognized on our balance sheets related to one VLGC that we had previously time chartered-in for a period of greater than 12 months. Our time chartered-in VLGCs were deployed in the Helios Pool and earned net pool revenues of $19.2 million, $29.1 million, and $18.3 million for the years ended March 31, 2022, 2021 and 2020, respectively.

Charter hire expenses for the VLGCs time chartered in were as follows:

	Year ended
	March 31, 2022	March 31, 2021	March 31, 2020
Charter hire expenses	$16,265,638	$18,135,580	$9,861,898

Office leases

We currently have operating leases for our offices in Stamford, Connecticut, USA; London, United Kingdom; Copenhagen, Denmark; and Athens, Greece. The lease on our London, United Kingdom office expires during August 2022. During the years ended March 31, 2022 and 2021, we did not enter into any new office leases and did not renew any office leases.

Operating lease rent expense related to our office leases was as follows:

	Year ended
	March 31, 2022	March 31, 2021	March 31, 2020
Operating lease rent expense	$624,370	$558,400	$541,574

For our office leases and time charter-in arrangement, the discount rate used ranged from 3.82% to 5.53%. The weighted average discount rate used to calculate the lease liability was 3.88%. The weighted average remaining lease term on our office leases and a time chartered-in vessel as of March 31, 2022 is 10.0 months.

Our operating lease right-of-use asset and lease liabilities as of March 31, 2022 were as follows:

Description	Location on Balance Sheet	March 31, 2022
Assets:
Non-current
Office leases	Operating lease right-of-use assets	$194,343
Time charter-in VLGCs	Operating lease right-of-use assets	$7,892,671

Liabilities:
Current
Office Leases	Current portion of long-term operating leases	$180,693
Time charter-in VLGCs	Current portion of long-term operating leases	$7,892,671

Maturities of operating lease liabilities as of March 31, 2022 were as follows:

Less than one year	$8,214,964
Total undiscounted lease payments	8,214,964
Less: imputed interest	(141,600)
Carrying value of operating lease liabilities	$8,073,364

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

On August 5, 2019, our Board of Directors authorized the repurchase of up to $50.0 million of our common shares through the period ended December 31, 2020 (the “2019 Common Share Repurchase Authority”). On February 3, 2020, our Board of Directors authorized an increase to our 2019 Common Share Repurchase Authority to repurchase up to an additional $50.0 million of our common shares. On December 29, 2020, our Board of Directors authorized an extension of and an increase to the remaining authorization of $41.4 million under our 2019 Common Share Repurchase Authority, which was set to expire on December 31, 2020. Following this Board action, we were authorized to repurchase up to $50.0 million of our common shares from December 29, 2020 through December 31, 2021. Through expiration of our 2019 Common Share Repurchase Authority on December 31, 2021, our purchases under this authority totaled 7.0 million of our common shares for an aggregate consideration of $81.0 million. On February 2, 2022, our Board of Directors authorized the repurchase of up to $100.0 million of our common shares (the “2022 Common Share Repurchase Authority”). Under these authorizations, when in force, purchases were and may be made at our discretion in the form of open market repurchase programs, privately negotiated transactions, accelerated share repurchase programs or a combination of these methods. The actual amount and timing of share repurchases are subject to capital availability, our determination that share repurchases are in the best interest of our shareholders, and market conditions. No repurchases had been made under the 2022 Common Share Repurchase Authority as of March 31, 2022. We are not obligated to make any common share repurchases.

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

Refer to Note 13 below for shares granted under the equity incentive plan during the years ended March 31, 2022, 2021, and 2020.

13. Stock-Based Compensation Plans

In April 2014, we adopted an equity incentive plan, which we refer to as the Equity Incentive Plan, under which we expect that directors, officers, and employees (including any prospective officer or employee) of the Company and its subsidiaries and affiliates, and consultants and service providers to (including persons who are employed by or provide services to any entity that is itself a consultant or service provider to) the Company and its subsidiaries and affiliates, as well as entities wholly-owned or generally exclusively controlled by such persons, may be eligible to receive non-qualified stock options, stock appreciation rights, stock awards, restricted stock units and performance compensation awards that the plan administrator determines are consistent with the purposes of the plan and the interests of the Company. At that time, we reserved 2,850,000 of our common shares for issuance under the Equity Incentive Plan, subject to adjustment for changes in capitalization as provided in the Equity Incentive Plan in April 2014. In October 2021, our shareholders approved an amendment to the Equity Incentive Plan to increase the reserve of our common shares for issuance by 2,015,000. The plan is administered by our compensation committee.

During the year ended March 31, 2022, we granted an aggregate of 180,900 shares of restricted stock vesting ratably on the grant date and on the first, second, and third anniversary of that date and 36,700 restricted stock units to certain of our officers and employees vesting ratably on the first, second, and third anniversaries of the grant date. The final tranche of restricted stock and restricted stock units granted to our named executive officers shall vest when, and only if, the volume weighted average price of our common shares over any consecutive 15-day period prior to the final business day of the tenth fiscal quarter following the grant date equals or exceeds, 95% of the book value of one of our shares. The shares of restricted stock and restricted stock units were valued at their grant date fair market value and are expensed on a straight-line basis over the respective vesting periods.

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

During the years ended March 31, 2022, 2021, and 2020, we granted 46,086, 41,711, and 24,025 shares of stock, respectively, to our non-executive directors, which were valued and expensed at their grant date fair market value.

During the year ended March 31, 2020, we granted 1,550 shares of stock to a non-employee consultant, which were valued and expensed at their grant date fair market value. No such shares were granted during the year ended March 31, 2022 and 2021.

Our stock-based compensation expense was $3.3 million, $3.4 million and $3.2 million for the years ended March 31, 2022, 2021, and 2020, respectively, and is included within general and administrative expenses in our consolidated statements of operations. Unrecognized compensation cost as of March 31, 2022 was $1.7 million and the expense will be recognized over a remaining weighted average life of 1.80 years.

A summary of the activity of our restricted shares as of March 31, 2022 and 2021 and changes during the year ended March 31, 2022 and 2021, are as follows:

		Weighted-Average
		Grant-Date
Incentive Share/Unit Awards	Number of Shares/Units	Fair Value
Unvested as of April 1, 2020	317,048	$8.08
Granted	442,215	8.34
Vested	(400,942)	8.23
Forfeited	(150)	8.36
Unvested as of March 31, 2021	358,171	$8.23
Granted	263,686	13.34
Vested	(288,667)	10.21
Forfeited	(4,100)	10.24
Unvested as of March 31, 2022	329,090	$10.56

The total fair value of restricted shares that vested during the years ended March 31, 2022, 2021, and 2020 was $4.1 million, $3.4 million and $5.2 million, respectively, which is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

14. Revenues

Revenues comprise the following:

	Year ended
	March 31, 2022	March 31, 2021	March 31, 2020
Net pool revenues—related party	$246,305,480	$292,679,614	$298,079,123
Time charter revenues	22,377,211	19,492,595	34,111,230
Other revenues, net	5,538,757	3,766,603	1,239,645
Total revenues	$274,221,448	$315,938,812	$333,429,998

Net pool revenues—related party depend upon the net results of the Helios Pool, and the operating days and pool points for each vessel. Refer to Notes 2 and 3 above for further information.

Other revenues, net mainly represent income from charterers relating to reimbursement of voyage expenses such as costs for security guards and war risk insurance.

15. Voyage Expenses

Voyage expenses comprise the following:

	Year ended
	March 31, 2022	March 31, 2021	March 31, 2020
Bunkers	$2,159,341	$1,537,007	$1,345,360
War risk insurances	1,510,720	1,272,647	1,095,156
Brokers’ commissions	265,207	334,333	469,143
Security cost	322,150	221,882	272,985
Port charges and other related expenses	1,556	1,500	5,898
Other voyage expenses	65,738	42,281	54,381
Total	$4,324,712	$3,409,650	$3,242,923

16. Vessel Operating Expenses

Vessel operating expenses comprise the following:

	Year ended
	March 31, 2022	March 31, 2021	March 31, 2020
Crew wages and related costs	$44,950,878	$44,017,660	$42,683,848
Spares and stores	14,486,392	17,061,388	13,249,931
Repairs and maintenance costs	4,528,776	6,096,812	4,416,259
Insurance	4,056,225	3,942,622	4,173,052
Lubricants	3,351,279	3,241,330	3,607,749
Miscellaneous expenses	2,830,668	3,860,057	3,347,530
Total	$74,204,218	$78,219,869	$71,478,369

17. Interest and Finance Costs

Interest and finance costs is comprised of the following:

	Year ended
	March 31, 2022	March 31, 2021	March 31, 2020
Interest incurred	$20,119,655	$21,665,379	$32,355,390
Amortization of financing costs	5,889,040	4,695,360	2,893,392
Other financing costs	1,350,744	1,235,385	856,759
Capitalized interest	(292,044)	—	—
Total	$27,067,395	$27,596,124	$36,105,541

18. Income Taxes

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

For our fiscal years ended March 31, 2022, 2021 and 2020, we believe that we qualified, and we expect to qualify, for exemption under Section 883 and as a consequence, our gross United States source shipping income will not be subject to a 4% gross basis tax.

19. Commitments and Contingencies

Commitments under Contracts for Ballast Water Management Systems Purchases

We had contractual commitments to purchase ballast water management systems as of:

March 31, 2022
Less than one year	$54,490
Total	$54,490

Commitments under Bareboat Charter Header Agreement

On March 31, 2021, we entered into a thirteen year bareboat charter agreement for a newbuilding dual-fuel VLGC that is expected to be delivered from Kawasaki Heavy Industries in March 2023. The structure of the financing of the newbuilding is analogous to that of our Japanese Financings in which a third-party will purchase the vessel and from whom we will bareboat charter the vessel. As part of the agreement, we control the building of the vessel and the use of the vessel after it is delivered. The vessel will be built to our specifications; we will supervise the building of the vessel to meet these specifications; and we will technically and commercially manage the vessel after its delivery. Under the agreement, we have commitments of $24 million of predelivery costs as well as the cost of additional features to meet our specifications and supervision costs for an aggregate total of approximately $25 million. As of March 31, 2022, we expect to settle the remaining commitments under the agreement with installment payments totaling $9.0 million in the 12 months following March 31, 2022. Construction of the vessel commenced in December 2021.

Operating Leases

We had the following commitments as a lessee under operating leases relating to our United States, Greece, United Kingdom, and Denmark offices:

March 31, 2022
Less than one year	$149,135
Total	$149,135

Time Charter-in

During the year ended March 31, 2022, we time chartered-in three newbuilding dual-fuel Panamax LPG vessels with purchase options that are scheduled to be delivered in the second and third calendar quarters of 2023 for a period of seven years each and also time chartered-in a VLGC for one year that was delivered to us in October 2021. As of March 31, 2022, we had the following time charter-in commitments relating to VLGCs:

March 31, 2022
Less than one year	$17,130,893
One to three years	64,080,000
Three to five years	64,080,000
Thereafter	91,700,000
Total	$236,990,893

Fixed Time Charter Commitments

We had the following future minimum fixed time charter hire receipts based on non-cancelable long-term fixed time charter contracts as of:

March 31, 2022
Less than one year	$17,295,578
Total	$17,295,578

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

In January 2021, subsequent to the delivery of one of our VLGCs on time charter, a dispute arose relating to the vessel’s readiness to lift a cargo scheduled by the charterer. The claim was settled for $4.0 million during the year ended March 31, 2022.

20. Financial Instruments and Fair Value Disclosures

Our principal financial assets consist of cash and cash equivalents, investment securities, amounts due from related parties, derivative instruments, and trade accounts receivable. Our principal financial liabilities consist of long-term debt, accounts payable, amounts due to related parties, and accrued liabilities.

(a)	Concentration of credit risk: Financial instruments, which may subject us to significant concentrations of credit risk, consist principally of amounts due from our charterers, including the receivables from Helios Pool, cash and cash equivalents, and restricted cash. We limit our credit risk with amounts due from our charterers, including those through the Helios Pool, by performing ongoing credit evaluations of our charterers’ financial condition and generally do not require collateral from our charterers. We limit our credit risk with our cash and cash equivalents and restricted cash by placing it with highly-rated financial institutions.

(b)	Interest rate risk: Our long-term bank loans are based on LIBOR and hence we are exposed to movements thereto. We entered into interest rate swap agreements in order to hedge a majority of our variable interest rate exposure related to the 2015 AR Facility.

The principal terms of our interest rate swaps are as follows:

	Transaction	Termination	Fixed	Nominal value	Nominal value
Interest rate swap	Date	Date	interest rate	March 31, 2022	March 31, 2021
2015 AR Facility - Citibank(1)	September 2015	March 2025	1.091%	$188,000,000	$200,000,000
2015 AR Facility - ING(2)	September 2015	March 2025	1.145%	47,000,000	50,000,000
2015 AR Facility - Citibank(3)	October 2015	March 2022	1.468%	—	26,325,000
2015 AR Facility - Citibank(3)	October 2015	March 2022	1.380%	—	39,487,500
2015 AR Facility - Citibank(3)	June 2016	March 2022	1.213%	—	35,750,774
2015 AR Facility - Citibank(3)	June 2016	March 2022	1.161%	—	14,690,857
				$235,000,000	$366,254,131
(1)	Reduces quarterly with a final settlement of $95.2 million in March 2025.
(2)	Reduces by quarterly with a final settlement of $23.8 million in March 2025.
(3)	Settled in March 2022.

(c)	Fair value measurements: Interest rate swaps are stated at fair value, which is determined using a discounted cash flow approach based on market‑based LIBOR swap yield rates. LIBOR swap rates are observable at commonly quoted intervals for the full terms of the swaps and, therefore, are considered Level 2 items in accordance with the fair value hierarchy. The fair value of the interest rate swap agreements approximates the amount that we would have to pay or receive for the early termination of the agreements.

Additionally, we have taken positions in freight forward agreements (“FFAs”) as economic hedges to reduce the risk related to vessels trading in the spot market, including in the Helios Pool, and to take advantage of fluctuations in market prices. Customary requirements for trading FFAs include the maintenance of initial and variation margins based on expected volatility, open position and mark-to-market of the contracts. FFAs are recorded as assets/liabilities until they are settled. Changes in fair value prior to settlement are recorded in unrealized gain/(loss) on derivatives. Upon settlement, if the contracted charter rate is less than the average of the rates for the specified route and time period, as reported by an identified index, the seller of the FFA is required to pay the buyer the settlement sum, being an amount equal to the difference between the contracted rate and the settlement rate, multiplied by the number of days in the specified period covered by the FFA. Conversely, if the contracted rate is greater than the settlement rate, the buyer is required to pay the seller the settlement sum. Settlement of FFAs is recorded in realized gain/(loss) on derivatives. FFAs are considered Level 2 items in accordance with the fair value hierarchy. We had no outstanding FFAs as of March 31, 2022 and 2021.

The following table summarizes the location on the balance sheet of the financial assets and liabilities that are carried at fair value on a recurring basis, which comprise our financial derivatives all of which are considered Level 2 items in accordance with the fair value hierarchy:

	March 31, 2022		March 31, 2021
	Current assets	Current liabilities	Current assets	Current liabilities
Derivatives not designated as hedging instruments	Derivative instruments	Derivative instruments	Derivative instruments	Derivative instruments
Interest rate swap agreements	$—	$—	$—	$1,100,529

	March 31, 2022		March 31, 2021
	Other non-current assets	Long-term liabilities	Other non-current assets	Long-term liabilities
Derivatives not designated as hedging instruments	Derivative instruments	Derivative instruments	Derivative instruments	Derivative instruments
Interest rate swap agreements	$6,512,479	$—	$—	$3,454,862

The effect of derivative instruments within the consolidated statement of operations for the periods presented is as follows:

		Year ended
Derivatives not designated as hedging instruments	Location of gain/(loss) recognized	March 31, 2022	March 31, 2021	March 31, 2020
Forward freight agreements—change in fair value	Unrealized gain/(loss) on derivatives	$—	$2,605,442	$(2,605,442)
Interest rate swaps—change in fair value	Unrealized gain/(loss) on derivatives	11,067,870	4,597,438	(15,601,327)
Forward freight agreements—realized gain/(loss)	Realized loss on derivatives	—	(788,670)	396,894
Interest rate swaps—realized gain/(loss)	Realized loss on derivatives	(3,450,443)	(3,779,363)	2,403,480
Gain/(loss) on derivatives, net		$7,617,427	$2,634,847	$(15,406,395)

As of March 31, 2022 and March 31, 2021, no fair value measurements for assets or liabilities under Level 1 or Level 3 were recognized in the consolidated balance sheets with the exception of cash and cash equivalents, restricted cash, and securities. We did not have any assets or liabilities measured at fair value on a non-recurring basis during the years ended March 31, 2022, 2021 and 2020.

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

The summary of gains and losses on our investment securities included in other gain/(loss), net on our consolidated statements of operations for the periods presented is as follows:

	Year ended
	March 31, 2022	March 31, 2021	March 31, 2020
Unrealized gain/(loss) on investment securities	$(1,587,090)	$1,317,890	$1,288,304
Less: Realized gain/(loss) on investment securities	447,255	295	1,281,671
Net gain/(loss) on investment securities	$(1,139,835)	$1,317,595	$6,633

We have long-term bank debt and the Cresques Japanese Financing for which we believe the carrying value approximates their fair value as the loans bear interest at variable interest rates, being LIBOR, which is observable at commonly quoted intervals for the full terms of the loans, and hence are considered as Level 2 items in accordance with the fair value hierarchy. We have long-term debt related to the Corsair Japanese Financing, Concorde Japanese Financing, Corvette Japanese Financing, Cratis Japanese Financing, Copernicus Japanese Financing, Chaparral Japanese Financing, and Caravelle Japanese Financing (collectively, along with the CMNL/CJNP Japanese Financing and CNML Japanese Financing that were repaid, the “Japanese Financings”) that incur interest at a fixed-rate. We have long-term debt related to the BALCAP Facility that incurs interest at a fixed-rate. The Japanese Financings and BALCAP Facility are considered Level 2 items in accordance with the fair value hierarchy and the fair value of each is based on a discounted cash flow analysis using current observable interest rates. The following table summarizes the carrying value and estimated fair value of our fixed rate debt obligations as of:

	March 31, 2022		March 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Corsair Japanese Financing	$37,645,833	$36,904,683	$40,895,833	$44,298,064
Concorde Japanese Financing	42,269,231	41,352,417	45,500,000	49,791,680
Corvette Japanese Financing	42,807,692	41,862,894	46,038,462	50,376,434
CMNL/CJNP Japanese Financing	—	—	16,706,845	18,792,993
CNML Japanese Financing	—	—	18,855,655	21,195,305
Cratis Japanese Financing	49,660,000	46,716,277	—	—
Copernicus Japanese Financing	49,660,000	46,716,277	—	—
Chaparral Japanese Financing	64,662,242	64,321,963	—	—
Caravelle Japanese Financing	49,700,000	46,792,400	—	—
BALCAP Facility	$81,574,172	$77,063,912	$—	$—

21. Retirement Plans

U.S. Defined Contribution Plan

Qualifying full-time employees based in the United States participate in our 401(k) retirement plan and may contribute a portion of their annual compensation to the plan on a tax-advantaged basis, in accordance with applicable tax law limits. On behalf of all participants in the plan, we provide a safe harbor contribution subject to certain limitations. Employee contributions and our safe harbor contributions are vested at all times. We recognized and paid compensation expense associated with the safe harbor contributions totaling $0.1 million for each of the years ended March 31, 2022, 2021, and 2020.

Greece Defined Benefit Plan

Our employees based in Greece have a required statutory defined benefit pension plan according to provisions of Greek law 2112/20 covering all eligible employees (the “Greek Plan”). We recognized compensation expense and recorded a corresponding liability associated with our projected benefit obligation to the Greek Plan totaling $0.1 million for the year ended March 31, 2022, $0.3 million for the year ended March 31, 2021, and less than $0.1 million for the year ended March 31, 2020.

Denmark and U.K. Retirement Accounts

We contribute to retirement accounts for certain employees based Denmark and in the United Kingdom based on a percentage of their annual salaries. For each of the years ended March 31, 2022, 2021 and 2020, we recognized compensation expense of $0.2 million related to these contributions.

22. Earnings Per Share (“EPS”)

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

The calculations of basic and diluted EPS for the periods presented were as follows:

	Year ended
(In U.S. dollars except share data)	March 31, 2022	March 31, 2021	March 31, 2020
Numerator:
Net income	$71,935,018	$92,564,653	$111,841,258
Denominator:
Basic weighted average number of common shares outstanding	40,203,937	49,729,358	53,881,483
Effect of dilutive restricted stock and restricted stock units	161,151	97,440	233,855
Diluted weighted average number of common shares outstanding	40,365,088	49,826,798	54,115,338
EPS:
Basic	$1.79	$1.86	$2.08
Diluted	$1.78	$1.86	$2.07

There were no shares of unvested restricted stock excluded from the calculation of diluted EPS because the effect of their inclusion would be anti-dilutive for the years ended March 31, 2022 2021, and 2020.

23. Selected Quarterly Financial Information (unaudited)

The following tables summarize the 2022 and 2021 quarterly results:

	Three months ended
	June 30, 2021	September 30, 2021	December 31, 2021	March 31, 2022
Revenues	$62,950,738	$63,086,858	$68,559,782	$79,624,070
Operating income	13,255,888	19,115,310	22,550,972	37,476,803
Net income	5,869,100	14,101,803	16,580,885	35,383,230
Earnings per common share, basic	0.14	0.35	0.42	0.89
Earnings per common share, diluted	$0.14	$0.35	$0.41	$0.88

	Three months ended
	June 30, 2020	September 30, 2020	December 31, 2020	March 31, 2021
Revenues	$73,165,324	$54,710,277	$88,479,024	$99,584,187
Operating income	22,519,802	5,413,760	41,875,535	46,290,595
Net income	12,168,005	537,950	35,825,264	44,033,434
Earnings per common share, basic	0.24	0.01	0.71	0.93
Earnings per common share, diluted	$0.24	$0.01	$0.71	$0.93

24. Subsequent Events

Prepayment of the 2015 AR Facility

On April 21, 2022, we prepaid $25.0 million of the 2015 AR Facility’s then outstanding principal using cash on hand, consisting of $11.1 million of the commercial tranche, $11.1 million of the KEXIM direct tranche, and $2.8 million of the K-sure insured tranche.

Dividend

On May 5, 2022, we announced that our Board of Directors declared a cash dividend of $2.50 per share of the Company’s common stock to all shareholders of record as of the close of business on May 16, 2022, totaling $100.3 million. We expect to pay $99.7 million on or about June 2, 2022 and the remaining $0.6 million will be deferred until certain shares of restricted stock vest.

Cougar Japanese Financing

On May 19, 2022, we refinanced a 2015-built VLGC, the Cougar, pursuant to a memorandum of agreement and a bareboat charter agreement. In connection therewith, we transferred the Cougar to the buyer for $70.0 million and, as part of the agreement, Dorian Shanghai LPG Transport LLC, our wholly-owned subsidiary, bareboat chartered the vessel back for a period of 10 years, with purchase options from the end of year 3 onwards through a mandatory buyout by 2032. We continue to technically manage, commercially charter, and operate the Cougar. We received $50.0 million in cash as part of the transaction with $20.0 million to be retained by the buyer as a deposit (the “Cougar Deposit”), which can be used by us towards the repurchase of the vessel either pursuant to an early buyout option or at the end of the 10-year bareboat charter term. The refinancing proceeds of $50.0 million were used to prepay $20.0 million of the 2015 AR Facility’s then outstanding principal amount. The remaining proceeds will be used to pay legal fees associated with this transaction and for general corporate purposes. This transaction will be treated as a financing transaction and the Cougar will continue to be recorded as an asset on our balance sheet. This debt financing has a floating interest rate of three-month SOFR plus a margin of 2.45%, not including financing costs of $0.3 million, monthly broker commission fees of 1.25% over the 10-year term on interest and principal payments made, broker commission fees of 0.5% on the exercise of the purchase option or obligation excluding the Cougar Deposit, and a quarterly fixed straight-line principal obligation of approximately $0.9 million over the 10-year term with a balloon payment of $14.0 million.