Form 10-Q
period 2022-06-30
DORIAN LPG LTD.
filed 2022-08-03
CIK 1596993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 29, 2022, there were 40,136,600 shares of the registrant’s common stock outstanding.

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

These risks include the risks that are identified in the “Risk Factors” section of this quarterly report and of our Annual Report on Form 10-K for the fiscal year ended March 31, 2022, and also include, among others, risks associated with the following:

●	our future operating or financial results;

●	our business strategies, including with respect to acquisitions and chartering, and expected capital spending or operating expenses, as well as any difficulty we may have in managing planned growth properly;

●	shipping trends, including changes in charter rates applicable to alternative propulsion technologies, exhaust gas cleaning system (commonly referred to as a “scrubber”) equipped and non-scrubber equipped vessels, scrapping rates and vessel and other asset values;

●	changes in trading patterns that impact tonnage requirements;

●	compliance with laws, treaties, rules, regulations and policies (including amendments or other changes thereto) applicable to the liquefied petroleum gas, or LPG, shipping industry, including, without limitation, legislation adopted by international organizations such as the International Maritime Organization and the European Union or by individual countries, as well as the impact and costs of our compliance with, and the potential of liability under, such laws, treaties, rules, regulations and policies;

●	investors’, banks’, counterparties’ and other stakeholders’ increasing emphasis on environmental and safety concerns and increasing scrutiny and changing expectations with respect to public company Environmental, Social and Governance (ESG) policies and costs related to compliance with ESG measures;

●	general economic conditions and specific economic conditions in the oil and natural gas industry and the countries and regions where LPG is produced and consumed, including the impact of overall inflation and rising interest rates on demand for LPG;

●	completion of infrastructure projects to support marine transportation of LPG, including export terminals and pipelines;

●	factors affecting supply of and demand for LPG including propane, butane, isobutane, propylene and mixtures of these gases, LPG shipping, and LPG vessels, including, among other things: the production levels, price and worldwide consumption and storage of oil, refined petroleum products and natural gas, including production from United States shale fields; any oversupply of or limited demand for LPG vessels comparable to ours or higher specification vessels; trade conflicts and the imposition of tariffs or otherwise on LPG resulting from domestic and international political and geopolitical conditions, including the ongoing conflict between Russia and Ukraine; and shifts in consumer demand from LPG towards other energy sources;

●	any decrease in the value of the charter-free market values of our vessels or reduction in our charter hire rates and profitability associated with such vessels as a result of increase in the supply of or decrease in the demand for LPG, LPG shipping or LPG vessels;

●	business disruptions, including supply chain issues, due to natural or other disasters, or otherwise;

●	greater than anticipated levels of LPG vessel newbuilding orders or lower than anticipated rates of LPG vessel scrapping;

●	the aging of the Company’s fleet which could result in increased operating costs, impairment or loss of hire;

●	our ability to profitably employ our vessels, including vessels participating in the Helios Pool (defined below);

●	unavailability of spot charters and the volatility of prevailing spot market charter rates, which may affect our ability to realize the expected benefits from our time chartered-in vessels, including those in the Helios Pool;

●	failure of our charterers or other counterparties to meet their obligations under our charter agreements;

●	shareholders’ reliance on us to enforce our rights against contract counterparties;

●	competition in the LPG shipping industry, including our ability to compete successfully for future chartering opportunities and newbuilding opportunities (if any);

●	future purchase prices of newbuildings and secondhand vessels and timely deliveries of such vessels (if any) and, relatedly, the risks associated with the purchase of second-hand vessels;

●	the performance of the Helios Pool, including the failure of its significant customers to perform their obligations and the loss or reduction in business from its significant customers (or if the same were to occur with respect to our significant customers);

●	the availability of (and our ability to obtain such) financing and capital to refinance existing indebtedness and to fund capital expenditures, acquisitions and other general corporate purposes, the terms of such financing or capital and our ability to comply with the restrictions and other covenants set forth in our existing and future debt agreements and financing arrangements (and our ability to repay or refinance our existing debt and settling of interest rate swaps, if any);

●	our costs, including crew wages, insurance, provisions, repairs and maintenance, general and administrative expenses, drydocking, and bunker prices, as applicable;

●	any inability to retain and recruit qualified key executives, key employees, key consultants or skilled workers and, relatedly, our dependence on key personnel and the availability of skilled workers, and the related labor costs, including as a result of the ongoing conflict between Russia and Ukraine;

●	the potential difference in interests between or among certain of our directors, officers, key executives and shareholders;

●	quality and efficiency requirements from customers and developments regarding the technologies relating to oil exploration and the effects of and our ability to implement new products and new technology available in our industry, including with respect to equipment propulsion and overall vessel efficiency, including the reduction of traditional emissions;

●	potential changes in regulation that would require the installation of Engine Power Limitation (EPL) systems on our vessels to reduce fuel use and carbon emissions, and increase the level of energy efficiency or, more generally, changes in global regional, and local regulatory requirements in respect of decarbonization, which could affect fuel cost, vessel speeds, or trading areas and could impose costs on certain air emissions;

●	operating hazards in the maritime transportation industry, and catastrophic events, including accidents, political events, public health threats (including the outbreak of communicable diseases), international hostilities and instability, armed conflict, piracy, attacks on vessels or other petroleum-related infrastructures and acts by terrorists, which may cause potential disruption of shipping routes;

●	the length and severity of the ongoing coronavirus pandemic (COVID-19), including its impact on the demand for commercial seaborne transportation of LPG and the condition of financial markets and the potential knock-on impacts to our global operations;

●	the adequacy of our insurance coverage in the event of a catastrophic event;

●	the failure to protect our information systems against security breaches, or the failure or unavailability of these systems for a significant period;

●	the arresting or attachment of one or more of our vessels by maritime claimants;

●	compliance with and changes to governmental, tax, environmental and safety laws and regulations, which may add to our costs or the costs of our customers;

●	fluctuations in currencies, interest rates and foreign exchange rates, and the impact of the discontinuance of the London Interbank Offered Rate for US Dollars (“LIBOR”) after June 30, 2023 on any of our debt referencing LIBOR in the interest rate or any impacts from the use of the Secured Overnight Financing Rate (“SOFR”) or such other benchmarks as we may be required to use;

●	compliance with the United States Foreign Corrupt Practices Act of 1977, the United Kingdom Bribery Act 2010, or other applicable regulations relating to bribery;

●	the volatility of the price of shares of our common stock (our “common shares”) and future sales of our common shares;

●	our incorporation under the laws of the Republic of the Marshall Islands and the different rights to relief that may be available compared to other countries, including the United States;

●	congestion at or blockages of ports or canals;

●	any developments in the existing Panama Canal transportation structure as a result of the study announced by the Panamanian government and Energy Transfer LP to analyze the prospects of building an LPG pipeline, potentially running beside the existing Panama Canal and linking the Atlantic Ocean with the Pacific Ocean;

●	if we are required to pay tax on U.S. source income;

●	if we are treated as a “passive foreign investment company”; and

●	other factors detailed in this report and from time to time in our periodic reports.

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

Dorian LPG Ltd.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dorian LPG Ltd.

Unaudited Condensed Consolidated Balance Sheets

(Expressed in United States Dollars, except for share data)

	As of	As of
	June 30, 2022	March 31, 2022
Assets
Current assets
Cash and cash equivalents	$155,518,158	$236,758,927
Trade receivables, net and accrued revenues	1,517,245	853,060
Due from related parties	60,936,121	57,782,831
Inventories	2,189,564	2,266,351
Prepaid expenses and other current assets	10,073,850	10,232,083
Total current assets	230,234,938	307,893,252
Fixed assets
Vessels, net	1,223,273,413	1,238,061,690
Vessel under construction	24,882,121	16,401,532
Other fixed assets, net	93,664	54,101
Total fixed assets	1,248,249,198	1,254,517,323
Other non-current assets
Deferred charges, net	9,139,814	9,839,000
Derivative instruments	8,966,713	6,512,479
Due from related parties—non-current	19,800,000	19,800,000
Restricted cash—non-current	73,727	77,987
Operating lease right-of-use assets	6,410,060	8,087,014
Other non-current assets	574,078	635,038
Total assets	$1,523,448,528	$1,607,362,093
Liabilities and shareholders’ equity
Current liabilities
Trade accounts payable	$7,927,555	$9,541,131
Accrued expenses	5,053,515	3,801,448
Due to related parties	31,535	37,433
Deferred income	3,604	813,967
Current portion of long-term operating lease liabilities	5,785,527	8,073,364
Current portion of long-term debt	51,929,438	72,075,571
Dividends payable	919,643	494,180
Total current liabilities	71,650,817	94,837,094
Long-term liabilities
Long-term debt—net of current portion and deferred financing fees	605,106,749	590,687,387
Long-term operating lease liabilities	622,769	—
Other long-term liabilities	1,718,858	1,686,197
Total long-term liabilities	607,448,376	592,373,584
Total liabilities	679,099,193	687,210,678
Commitments and contingencies
Shareholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued nor outstanding	—	—
Common stock, $0.01 par value, 450,000,000 shares authorized, 51,337,445 and 51,321,695 shares issued, 40,136,600 and 40,185,042 shares outstanding (net of treasury stock), as of June 30, 2022 and March 31, 2022, respectively	513,375	513,217
Additional paid-in-capital	760,764,708	760,105,994
Treasury stock, at cost; 11,200,845 and 11,136,653 shares as of June 30, 2022 and March 31, 2022, respectively	(122,198,003)	(121,226,936)
Retained earnings	205,269,255	280,759,140
Total shareholders’ equity	844,349,335	920,151,415
Total liabilities and shareholders’ equity	$1,523,448,528	$1,607,362,093

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Dorian LPG Ltd.

Unaudited Condensed Consolidated Statements of Operations

(Expressed in United States Dollars)

	Three months ended
	June 30, 2022	June 30, 2021
Revenues
Net pool revenues—related party	$70,171,001	$55,162,246
Time charter revenues	6,241,915	5,346,139
Other revenues, net	410,806	2,442,353
Total revenues	76,823,722	62,950,738
Expenses
Voyage expenses	775,545	1,356,392
Charter hire expenses	5,402,145	3,508,070
Vessel operating expenses	17,067,913	20,281,554
Depreciation and amortization	15,809,778	17,142,915
General and administrative expenses	9,413,139	8,038,807
Total expenses	48,468,520	50,327,738
Other income—related parties	591,802	632,888
Operating income	28,947,004	13,255,888
Other income/(expenses)
Interest and finance costs	(7,958,554)	(5,649,774)
Interest income	408,278	186,299
Unrealized gain on derivatives	2,454,234	433,726
Realized loss on derivatives	(50,384)	(903,718)
Other gain/(loss), net	1,047,142	(1,453,321)
Total other income/(expenses), net	(4,099,284)	(7,386,788)
Net income	$24,847,720	$5,869,100

Weighted average shares outstanding:
Basic	39,898,485	40,944,845
Diluted	40,124,705	41,165,138

Earnings per common share—basic	$0.62	$0.14
Earnings per common share—diluted	$0.62	$0.14

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Dorian LPG Ltd.

Unaudited Condensed Consolidated Statements of Shareholders’ Equity

(Expressed in United States Dollars, except for number of shares)

	Number of			Additional
	common	Common	Treasury	paid-in	Retained
	shares	stock	stock	capital	Earnings	Total
Balance, April 1, 2021	51,071,409	$510,715	$(99,862,114)	$756,776,217	$289,400,512	$946,825,330
Net income for the period	—	—	—	—	5,869,100	5,869,100
Restricted share award issuances	15,800	158	—	(158)	—	—
Stock-based compensation	—	—	—	647,124	—	647,124
Purchase of treasury stock	—	—	(14,793,180)	—	—	(14,793,180)
Balance, June 30, 2021	51,087,209	$510,873	$(114,655,294)	$757,423,183	$295,269,612	$938,548,374

	Number of			Additional
	common	Common	Treasury	paid-in	Retained
	shares	stock	stock	capital	Earnings	Total
Balance, April 1, 2022	51,321,695	$513,217	$(121,226,936)	$760,105,994	$280,759,140	$920,151,415
Net income for the period	—	—	—	—	24,847,720	24,847,720
Restricted share award issuances	15,750	158	—	(158)	—	—
Dividend	—	—	—	—	(100,337,605)	(100,337,605)
Stock-based compensation	—	—	—	658,872	—	658,872
Purchase of treasury stock	—	—	(971,067)	—	—	(971,067)
Balance, June 30, 2022	51,337,445	$513,375	$(122,198,003)	$760,764,708	$205,269,255	$844,349,335

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Dorian LPG Ltd.

Unaudited Condensed Consolidated Statements of Cash Flows

(Expressed in United States Dollars)

	Three months ended
	June 30, 2022	June 30, 2021
Cash flows from operating activities:
Net income	$24,847,720	$5,869,100
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,809,778	17,142,915
Amortization of operating lease right-of-use assets	2,447,611	2,360,289
Amortization of financing costs	909,047	689,841
Unrealized gain on derivatives	(2,454,234)	(433,726)
Stock-based compensation expense	658,872	647,124
Unrealized foreign currency (gain)/loss, net	581,145	4,602
Other non-cash items, net	(1,532,311)	1,386,734
Changes in operating assets and liabilities
Trade receivables, net and accrued revenue	(664,185)	(90,832)
Prepaid expenses and other current assets	(693,019)	(1,309,965)
Due from related parties	(3,153,290)	13,704,299
Inventories	76,787	35,036
Other non-current assets	60,960	(886)
Operating lease liabilities—current and long-term	(2,421,271)	(2,363,734)
Trade accounts payable	(899,490)	1,140,387
Accrued expenses and other liabilities	532,888	675,379
Due to related parties	(5,898)	(78,780)
Payments for drydocking costs	(6,736)	(1,306,463)
Net cash provided by operating activities	34,094,374	38,071,320
Cash flows from investing activities:
Payments for vessel under construction and vessel capital expenditures	(8,768,399)	(9,797,560)
Payments to acquire other fixed assets	(62,286)	—
Purchase of investment securities	—	(2,250,681)
Proceeds from sale of investment securities	2,003,458	—
Net cash used in investing activities	(6,827,227)	(12,048,241)
Cash flows from financing activities:
Proceeds from long-term debt borrowings	50,000,000	—
Repayment of long-term debt borrowings	(56,358,620)	(12,955,071)
Repurchase of common stock	(952,250)	(14,064,071)
Financing costs paid	(1,036,330)	(68,604)
Dividends paid	(99,912,142)	—
Net cash used in financing activities	(108,259,342)	(27,087,746)
Effects of exchange rates on cash and cash equivalents	(252,834)	(9,723)
Net decrease in cash, cash equivalents, and restricted cash	(81,245,029)	(1,074,390)
Cash, cash equivalents, and restricted cash at the beginning of the period	236,836,914	84,727,199
Cash, cash equivalents, and restricted cash at the end of the period	$155,591,885	$83,652,809

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Dorian LPG Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

(Expressed in United States Dollars)

1. Basis of Presentation and General Information

Dorian LPG Ltd. (“Dorian”) was incorporated on July 1, 2013 under the laws of the Republic of the Marshall Islands, is headquartered in the United States, and is engaged in the transportation of liquefied petroleum gas (“LPG”) worldwide. Specifically, Dorian and its subsidiaries (together “we”, “us”, “our”, or the “Company”) are focused on owning and operating very large gas carriers (“VLGCs”), each with a cargo carrying capacity of greater than 80,000 cbm, in the LPG shipping industry. As of June 30, 2022, our fleet consists of twenty-two VLGCs, including nineteen fuel-efficient 84,000 cbm ECO-design VLGCs (“ECO-VLGCs”), one 82,000 cbm VLGCs and two time chartered-in ECO-VLGCs. As of June 30, 2022, thirteen of our ECO-VLGCs, including one of our time chartered-in ECO-VLGCs, are equipped with exhaust gas cleaning systems (commonly referred to as “scrubbers”) to reduce sulfur emissions. We provide in-house commercial management services for all of our vessels, including our vessels deployed in the Helios Pool (defined below), which may also receive commercial management services from Phoenix (defined below). Excluding our time chartered-in vessels, we provide in-house technical management services for all of our vessels, including our vessels deployed in the Helios Pool (defined below).

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

The unaudited interim condensed consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and related Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In our opinion, all adjustments, consisting of normal recurring items, necessary for a fair presentation of financial position, operating results and cash flows have been included in the unaudited interim condensed consolidated financial statements and related notes. The unaudited interim condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes for the year ended March 31, 2022 included in our Annual Report on Form 10-K filed with the SEC on June 2, 2022.

Our interim results are subject to seasonal and other fluctuations, and the operating results for any quarter are therefore not necessarily indicative of results that may be otherwise expected for the entire year.

Our subsidiaries as of June 30, 2022, which are all wholly-owned and are incorporated in the Republic of the Marshall Islands (unless otherwise noted), are listed below.

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
Dorian LPG Chartering LLC
Dorian LPG FFAS LLC
(1)	CBM: Cubic meters, a standard measure for LPG tanker capacity
(2)	Operated pursuant to a bareboat charter agreement as of June 30, 2022. Refer to Note 7 below for further information.
(3)	Upon delivery, the applicable vessel will be operated pursuant to a bareboat charter agreement. Refer to Note 15 below for further information.
(4)	The applicable vessel is expected to be delivered in calendar year 2023.

COVID-19

Since the beginning of calendar year 2020, the COVID-19 pandemic has negatively affected economic conditions, the supply chain, the labor market, the demand for certain shipped goods regionally as well as globally and has also negatively impacted and may continue to impact our operations and the operations of our customers and suppliers. Measures taken to mitigate the spread of the COVID-19 virus, including travel bans, quarantines, and other emergency public health measures, and a number of countries implemented lockdown measures resulted in a significant reduction in global economic activity and extreme volatility in the global financial markets. The global emergence of variants and subvariants of COVID-19, including the Delta and Omicron variant and subvariants such as BA.2 and BA.2.12.1 and more recently BA.4 and BA.5, has resulted in an increasing number of infections, including breakthrough infections in persons who have been vaccinated against the infection. The extent of COVID-19’s future impact on the global economy, the shipping industry and our financial and operational results, which could be material, will depend on the development of the pandemic, vaccination rates among the population, the effectiveness of COVID-19 vaccines against COVID-19 and its variants and subvariants, and the extent to which measures such as those referenced above are reinstituted. Any new uncertainties regarding the economic impact of the COVID-19 pandemic may likely result in market turmoil, which could also negatively impact our business, financial condition and cash flows. Over the course of the pandemic, governments approved large stimulus packages to mitigate the effects of the sudden decline in economic activity caused by the pandemic; however, we cannot predict the extent to which these measures will be sufficient to continue to sustain the business and financial condition of companies in the shipping industry. To date, we have experienced increases in crew wages and related costs, particularly in crew travel and medical costs, as a result of COVID-19.

2. Significant Accounting Policies

The same accounting policies have been followed in these unaudited interim condensed consolidated financial statements as those applied in the preparation of our consolidated audited financial statements for the year ended March 31, 2022 (refer to Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2022).

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

Dorian LPG (USA) LLC and its subsidiaries entered into an agreement with DHSA, retroactive to July 2014 and superseding an agreement between Dorian LPG (UK) Ltd. and DHSA, for the provision by Dorian LPG (USA) LLC and its subsidiaries of certain chartering and marine operation services to DHSA, for which income was earned and included in “Other income-related parties” totaling less than $0.1 million for both the three months ended June 30, 2022 and 2021.

As of June 30, 2022, $1.0 million was due from DHSA and included in “Due from related parties” in the unaudited interim condensed consolidated balance sheets. As of March 31, 2022, $1.0 million was due from DHSA and included in “Due from related parties” in the audited consolidated balance sheets.

Helios LPG Pool LLC

On April 1, 2015, Dorian and Phoenix began operations of the Helios Pool, which entered into pool participation agreements for the purpose of establishing and operating, as charterer, under variable rate time charters to be entered into with owners or disponent owners of VLGCs, a commercial pool of VLGCs whereby revenues and expenses are shared. We hold a 50% interest in the Helios Pool as a joint venture with Phoenix and all significant rights and obligations are equally shared by both parties. All profits of the Helios Pool are distributed to the pool participants based on pool points assigned to each vessel as variable charter hire and, as a result, there are no profits available to the equity investors as a share of equity. We have determined that the Helios Pool is a variable interest entity as it does not have sufficient equity at risk. We do not consolidate the Helios Pool because we are not the primary beneficiary and do not have a controlling financial interest. In consideration of Accounting Standards Codification (“ASC”) 810-10-50-4e, the significant factors considered and judgments made in determining that the power to direct the activities of the Helios Pool that most significantly impact the entity’s economic performance are shared, in that all significant performance activities which relate to approval of pool policies and strategies related to pool customers and the marketing of the pool for the procurement of customers for the pool vessels, addition of new pool vessels and the pool cost management, require unanimous board consent from a board consisting of two members from each joint venture investor. Further, in accordance with the guidance in ASC 810-10-25-38D, the Company and Phoenix are not related parties as defined in ASC 850 nor are they de facto agents pursuant to ASC 810-10, the power over the significant activities of the Helios Pool is shared, and no party is the primary beneficiary in the Helios Pool, or has a controlling financial interest. As of June 30, 2022, the Helios Pool operated twenty-three VLGCs, including twenty vessels from our fleet (including two vessels time chartered-in from unrelated parties) and three Phoenix vessels.

As of June 30, 2022, we had net receivables from the Helios Pool of $79.6 million, including $23.1 million of working capital contributed for the operation of our vessels in the pool (of which $3.3 million was classified as current). As of March 31, 2022, we had net receivables from the Helios Pool of $76.5 million (net of an amount due to Helios Pool of $0.1 million which is reflected under “Due to related Parties”), including $23.1 million of working capital contributed for the operation of our vessels in the pool (of which $3.3 million was classified as current). Our maximum exposure to losses from the pool as of June 30, 2022 is limited to the receivables from the pool. The Helios Pool does not have any third-party debt obligations. The Helios Pool has entered into commercial management agreements with each of Dorian LPG (UK) Ltd. and Phoenix and has appointed both as the exclusive commercial managers of pool vessels. Dorian LPG (DK) ApS has assumed the responsibilities of Dorian LPG (UK) Ltd. under such agreements with the consolidation of our Copenhagen, Denmark and London, United Kingdom offices. Fees for such services earned by Dorian LPG (DK) ApS are included in “Other income-related parties” in the unaudited interim condensed consolidated statement of operations and were $0.5 million for both the three months ended June 30, 2022, and 2021. Additionally, we receive a fixed reimbursement of expenses such as costs for security guards and war risk insurance for vessels operating in high risk areas from the Helios Pool, for which we earned $0.3 million and $0.6 million for the three months ended June 30, 2022, and 2021, respectively, and are included in “Other revenues, net” in the unaudited interim condensed consolidated statements of operations.

Through our vessel owning subsidiaries, we have chartered vessels to the Helios Pool during the three months ended June 30, 2022 and 2021. The time charter revenue from the Helios Pool is variable depending upon the net results of the pool, operating days and pool points for each vessel. The Helios Pool enters into voyage and time charters with external parties and receives freight and related revenue and, where applicable, incurs voyage costs such as bunkers, port costs and commissions. At the end of each month, the Helios Pool calculates net pool revenues using gross revenues, less voyage expenses of all pool vessels, less fixed time charter hire for any chartered-in vessels, less the general and administrative expenses of the pool as variable rate time charter hire for the relevant vessel to participants based on pool points (vessel attributes such as cargo carrying capacity, scrubber-equipped, fuel consumption, and speed are taken into consideration) and number of days the vessel participated in the pool in the period. Net pool revenues, less any amounts required for working capital of the Helios Pool, are distributed, to the extent they have been collected from third-party customers of the Helios Pool. We recognize net pool revenues on a monthly basis, when each relevant vessel has participated in the pool during the period and the amount of net pool revenues for the month can be estimated reliably. Revenue earned from the Helios Pool is presented in Note 12.

4. Deferred Charges, Net

The analysis and movement of deferred charges is presented in the table below:

Drydocking
costs
Balance, April 1, 2022	$9,839,000
Amortization	(699,186)
Balance, June 30, 2022	$9,139,814

5. Vessels, Net

		Accumulated
	Cost	depreciation	Net book Value
Balance, April 1, 2022	$1,638,075,449	$(400,013,759)	$1,238,061,690
Other additions	299,592	—	299,592
Depreciation	—	(15,087,869)	(15,087,869)
Balance, June 30, 2022	$1,638,375,041	$(415,101,628)	$1,223,273,413

Additions to vessels, net mainly consisted of scrubber purchase and installation costs and other capital improvements for certain of our VLGCs during the three months ended June 30, 2022. Our vessels, with a total carrying value of $1,184.7 million and $1,198.7 million as of June 30, 2022 and March 31, 2022, respectively, are first-priority mortgaged as collateral for our long-term debt (refer to Note 7 below). Captain John NP is our only VLGC that is not first-priority mortgaged as collateral for our long-term debt as of June 30, 2022 and March 31, 2022. No impairment loss was recorded for the periods presented.

6. Vessel Under Construction

As further described in Note 15, we have entered into a thirteen-year bareboat charter agreement for a newbuilding dual-fuel VLGC that is expected to be delivered from Kawasaki Heavy Industries in March 2023. The analysis and movement of vessel under construction is presented in the table below:

Balance, April 1, 2022	$16,401,532
Installment payments	8,000,000
Other capitalized expenditures	234,649
Capitalized interest	245,940
Balance, June 30, 2022	$24,882,121

7. Long-term Debt

2015 AR Facility

Refer to Note 10 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2022 for information on our $758 million debt financing facility that we entered into in March 2015 with a group of banks and financial institutions (the “2015 Facility”), and the amendment and restatement of the 2015 Facility (the “2015 AR Facility”) on April 29, 2020. On April 21, 2022, we prepaid $25.0 million of the 2015 AR Facility’s then outstanding principal using cash on hand, consisting of $11.1 million of the commercial tranche, $11.1 million of the Export Import Bank of Korea (“KEXIM”) direct tranche, and $2.8 million of the Korea Trade Insurance Corporation (“K-sure”) insured tranche. On May 19, 2022, we prepaid $20.0 million of the 2015 AR Facility’s then outstanding principal related to Cougar using proceeds from the Cougar Japanese Financing (defined below).

We were in compliance with all financial covenants as of June 30, 2022.

BALCAP Facility

Refer to Note 10 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2022 for information on our $83.4 million debt financing facility that we entered into in December 2021 with Banc of America Leasing & Capital, LLC and other financial institutions (the “BALCAP Facility”).

We were in compliance with all financial covenants as of June 30, 2022.

Corsair Japanese Financing

Refer to Note 10 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2022 for information on the refinancing of our 2014-built VLGC, Corsair, pursuant to a memorandum of agreement and a bareboat charter agreement (the “Corsair Japanese Financing”).

Concorde Japanese Financing

Refer to Note 10 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2022 for information on the refinancing of our 2015-built VLGC, Concorde, pursuant to a memorandum of agreement and a bareboat charter agreement (the “Concorde Japanese Financing”). On June 6, 2022, we exercised our repurchase option under the Concorde Japanese Financing by providing a three-month notice to the owners of Concorde of our intent to repurchase the vessel for approximately $41.2 million, including fees, in cash and applied the deposit amount of $14.0 million, which had been retained by the buyer in connection with the Concorde Japanese Financing towards the repurchase of the vessel. We gave notice of our intent to repurchase on June 6, 2022 and expect to complete the refinancing on or about September 6, 2022.

Corvette Japanese Financing

Refer to Note 10 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2022 for information on the refinancing of our 2015-built VLGC, Corvette, pursuant to a memorandum of agreement and a bareboat charter agreement (the “Corvette Japanese Financing”). On June 6, 2022, we exercised our repurchase option under the Corvette Japanese Financing by providing a 45 day notice to the owners of Corvette of our intent to repurchase the vessel for $42.2 million, including fees, in cash and application of the deposit amount of $14.0 million, which had been retained by the buyer in connection with the Corvette Japanese Financing, towards the repurchase of the vessel (refer to Note 16 below). The repurchase transaction was completed on July 21, 2022.

CNML Japanese Financing

Refer to Note 10 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2022 for information on the refinancing our 2008-built VLGC, Captain Nicholas ML, pursuant to a memorandum of agreement and a bareboat charter agreement (the “CNML Japanese Financing”).

Cresques Japanese Financing

Refer to Note 10 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2022 for information on the refinancing our 2015-built VLGC, Cresques, pursuant to a memorandum of agreement and a bareboat charter agreement (the “Cresques Japanese Financing”).

Cratis Japanese Financing

Refer to Note 10 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2022 for information on the refinancing our 2015-built VLGC, Cratis, pursuant to a memorandum of agreement and a bareboat charter agreement (the “Cratis Japanese Financing”).

Copernicus Japanese Financing

Refer to Note 10 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2022 for information on the refinancing our 2015-built VLGC, Copernicus, pursuant to a memorandum of agreement and a bareboat charter agreement (the “Copernicus Japanese Financing”).

Chaparral Japanese Financing

Refer to Note 10 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2022 for information on the refinancing our 2015-built VLGC, Chaparral, pursuant to a memorandum of agreement and a bareboat charter agreement (the “Chaparral Japanese Financing”).

Caravelle Japanese Financing

Refer to Note 10 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2022 for information on the refinancing our 2016-built VLGC, Caravelle, pursuant to a memorandum of agreement and a bareboat charter agreement (the “Caravelle Japanese Financing”).

Cougar Japanese Financing

On May 19, 2022, we refinanced a 2015-built VLGC, Cougar, pursuant to a memorandum of agreement and a bareboat charter agreement. In connection therewith, we transferred Cougar to the buyer for $70.0 million and, as part of the agreement, Dorian Shanghai LPG Transport LLC, our wholly-owned subsidiary, bareboat chartered the vessel back for a period of 10 years, with purchase options from the end of year 3 onwards through a mandatory buyout by 2032. We continue to technically manage, commercially charter, and operate Cougar. We received $50.0 million in cash as part of the transaction with $20.0 million to be retained by the buyer as a deposit (the “Cougar Deposit”), which can be used by us towards the repurchase of the vessel either pursuant to an early buyout option or at the end of the 10-year bareboat charter term. The refinancing proceeds of $50.0 million were used to prepay $20.0 million of the 2015 AR Facility’s then outstanding principal amount. The remaining proceeds will be used to pay legal fees associated with this transaction and for general corporate purposes. This transaction will be treated as a financing transaction and Cougar will continue to be recorded as an asset on our balance sheet. This debt financing has a floating interest rate of three-month SOFR plus a margin of 2.45%, not including financing costs of $0.4 million, monthly broker commission fees of 1.25% over the 10-year term on interest and principal payments made, broker commission fees of 0.5% on the exercise of the purchase option or obligation excluding the Cougar Deposit, and a quarterly fixed straight-line principal obligation of approximately $0.9 million over the 10-year term with a balloon payment of $14.0 million.

Debt Obligations

The table below presents our debt obligations:

	June 30, 2022	March 31, 2022
2015 AR Facility
Commercial Financing	$71,596,370	$91,651,888
KEXIM Direct Financing	29,087,824	44,406,733
KEXIM Guaranteed	40,158,551	47,190,358
K-sure Insured	17,814,236	23,132,295
Total 2015 AR Facility	$158,656,981	$206,381,274

Japanese Financings
Corsair Japanese Financing	$36,833,334	$37,645,833
Concorde Japanese Financing	41,461,538	42,269,231
Corvette Japanese Financing	42,000,000	42,807,692
Cresques Japanese Financing	44,805,000	45,660,000
Cratis Japanese Financing	48,640,000	49,660,000
Copernicus Japanese Financing	48,640,000	49,660,000
Chaparral Japanese Financing	64,093,936	64,662,242
Caravelle Japanese Financing	48,800,000	49,700,000
Cougar Japanese Financing	50,000,000	—
Total Japanese Financings	$425,273,808	$382,064,998

BALCAP Facility	$79,731,035	$81,574,172

Total debt obligations	$663,661,824	$670,020,444
Less: deferred financing fees	6,625,637	7,257,486
Debt obligations—net of deferred financing fees	$657,036,187	$662,762,958

Presented as follows:
Current portion of long-term debt	$51,929,438	$72,075,571
Long-term debt—net of current portion and deferred financing fees	605,106,749	590,687,387
Total	$657,036,187	$662,762,958

Deferred Financing Fees

The analysis and movement of deferred financing fees is presented in the table below:

Financing
costs
Balance, April 1, 2022	$7,257,486
Additions	277,198
Amortization	(909,047)
Balance, June 30, 2022	$6,625,637

8. Leases

Time charter-in contracts

During the three months ended June 30, 2022, we did not take delivery of any time chartered-in VLGCs. As of June 30, 2022, right-of-use assets and lease liabilities of $5.6 million were recognized on our balance sheets related to one VLGC that we had previously time chartered-in for a period of greater than 12 months. Additionally, we previously time-chartered-in a VLGC that was delivered to us in October 2021 with a duration of 12 months with no option periods that was excluded from operating lease right-of-use asset and lease liability recognition on our consolidated balance sheet. Our time chartered-in VLGCs were deployed in the Helios Pool and earned net pool revenues of $6.8 million and $4.1 million for the three months ended June 30, 2022 and 2021, respectively.

Charter hire expenses for the VLGCs time chartered in were as follows:

	Three months ended
	June 30, 2022	June 30, 2021
Charter hire expenses	$5,402,145	$3,508,070

Office leases

We currently have operating leases for our offices in Stamford, Connecticut, USA; London, United Kingdom; Copenhagen, Denmark; and Athens, Greece, which we determined to be operating leases and record the lease expense as part of general and administrative expenses in our consolidated statements of operations. During the three months ended June 30, 2022, we extended the lease of our Stamford, Connecticut office for an additional five years. We also entered a new lease for our Copenhagen, Denmark office. The contract was signed during the three months ended June 30, 2022, with the lease commencing in August 2022.

Operating lease rent expense related to our office leases was as follows:

	Three months ended
	June 30, 2022	June 30, 2021
Operating lease rent expense	$154,464	$151,676

For our office leases and time charter-in arrangement, the discount rate used ranged from 3.82% to 5.53%. The weighted average discount rate used to calculate the lease liability was 4.60%. The weighted average remaining lease term of our office leases and time chartered-in vessel as of June 30, 2022 is 13.0 months.

Our operating lease right-of-use asset and lease liabilities as of June 30, 2022 were as follows:

Description	Location on Balance Sheet	June 30, 2022
Assets:
Non-current
Office leases	Operating lease right-of-use assets	$859,045
Time charter-in VLGCs	Operating lease right-of-use assets	$5,551,015

Liabilities:
Current
Office Leases	Current portion of long-term operating leases	$234,512
Time charter-in VLGCs	Current portion of long-term operating leases	$5,551,015

Long-term
Office Leases	Long-term operating leases	$622,769
Time charter-in VLGCs	Long-term operating leases	$—

Maturities of operating lease liabilities as of June 30, 2022 were as follows:

Less than one year	$5,893,242
One to three years	349,950
Three to five years	339,030
Total undiscounted lease payments	6,582,222
Less: imputed interest	(173,926)
Carrying value of operating lease liabilities	$6,408,296

9. Dividends

On May 4, 2022, we announced that our board of directors (“Board of Directors”) declared a cash dividend of $2.50 per share of our common stock to all shareholders of record as of the close of business on May 16, 2022, totaling $100.3 million. We paid $99.7 million on June 2, 2022, with the remaining $0.6 million deferred until certain shares of restricted stock vest.

This was an irregular dividend. All declarations of dividends are subject to the determination and discretion of our Board of Directors based on its consideration of various factors, including our results of operations, financial condition, level of indebtedness, anticipated capital requirements, contractual restrictions, restrictions in its debt agreements, restrictions under applicable law, its business prospects and other factors that our Board of Directors may deem relevant.

On June 15, 2022, we paid $0.2 million of dividends that were deferred until the vesting of certain restricted stock.

10. Stock Repurchase Authority

On February 2, 2022, our Board of Directors authorized the repurchase of up to $100.0 million of our common shares (the “2022 Common Share Repurchase Authority”). Under these authorizations, when in force, purchases were and may be made at our discretion in the form of open market repurchase programs, privately negotiated transactions, accelerated share repurchase programs or a combination of these methods. The actual amount and timing of share repurchases are subject to capital availability, our determination that share repurchases are in the best interest of our shareholders, and market conditions. As of June 30, 2022, our total purchases under the 2022 Common Share Repurchase Authority totaled 0.05 million shares for an aggregate consideration of $0.7 million. We are not obligated to make any common share repurchases.

11. Stock-Based Compensation Plans

Our stock-based compensation expense is included within general and administrative expenses in the unaudited interim condensed consolidated statements of operations and was $0.7 million and $0.6 million for the three months ended June 30, 2022 and 2021, respectively. Unrecognized compensation cost was $1.2 million as of June 30, 2022 and will be recognized over a remaining weighted average life of 0.67 years. For more information on our equity incentive plan, refer to Note 13 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2022.

A summary of the activity of restricted shares and units awarded under our equity incentive plan as of June 30, 2022 and changes during the three months ended June 30, 2022, is as follows:

		Weighted-Average
		Grant-Date
Incentive Share/Unit Awards	Number of Shares/Units	Fair Value
Unvested as of April 1, 2022	329,090	$10.56
Vested	(58,475)	(8.21)
Unvested as of June 30, 2022	270,615	$11.07

12. Revenues

Revenues comprise the following:

	Three months ended
	June 30, 2022	June 30, 2021
Net pool revenues—related party	$70,171,001	$55,162,246
Time charter revenues	6,241,915	5,346,139
Other revenues, net	410,806	2,442,353
Total revenues	$76,823,722	$62,950,738

Net pool revenues—related party depend upon the net results of the Helios Pool, and the operating days and pool points for each vessel. Refer to Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2022.

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

(a)	Concentration of credit risk: Financial instruments, which may subject us to significant concentrations of credit risk, consist principally of amounts due from our charterers, including the receivables from Helios Pool, and cash and cash equivalents. We limit our credit risk with amounts due from our charterers, including those through the Helios Pool, by performing ongoing credit evaluations of our charterers’ financial condition and generally do not require collateral from our charterers. We limit our credit risk with our cash and cash equivalents and restricted cash by placing it with highly-rated financial institutions.

(b)	Interest rate risk: Our long-term bank loans are based on the London Interbank Offered Rate (“LIBOR”) and hence we are exposed to movements thereto. We entered into interest rate swap agreements in order to hedge a majority of our variable interest rate exposure related to our 2015 AR Facility. Refer to Note 20 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2022 for information on our interest rate swap agreements related to the 2015 AR Facility.

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

Additionally, we have previously taken positions in forward freight agreements (“FFAs”) as economic hedges to reduce the risk related to vessels trading in the spot market, including vessels operating in the Helios Pool, and to take advantage of fluctuations in spot market rates. Customary requirements for trading FFAs include the maintenance of initial and variation margins based on expected volatility, open position and mark-to-market of the contracts. FFAs are recorded as assets/liabilities until they are settled. Changes in fair value prior to settlement are recorded in unrealized gain/(loss) on derivatives. Upon settlement, if the contracted charter rate is less than the average of the rates for the specified route and time period, as reported by an identified index, the seller of the FFA is required to pay the buyer the settlement sum, being an amount equal to the difference between the contracted rate and the settlement rate, multiplied by the number of days in the specified period covered by the FFA. Conversely, if the contracted rate is greater than the settlement rate, the buyer is required to pay the seller the settlement sum. Settlements of FFAs are recorded in realized gain/(loss) on derivatives. FFAs are considered Level 2 items in accordance with the fair value hierarchy. We had no outstanding FFAs as of June 30, 2022, but we have taken positions in FFAs in the past and we may do so again in the future.

The following table summarizes the location on the balance sheet of the financial assets and liabilities that are carried at fair value on a recurring basis, which comprise our financial derivatives, all of which are considered Level 2 items in accordance with the fair value hierarchy:

	June 30, 2022		March 31, 2022
	Current assets	Current liabilities	Current assets	Current liabilities
Derivatives not designated as hedging instruments	Derivative instruments	Derivative instruments	Derivative instruments	Derivative instruments
Interest rate swap agreements	$—	$—	$—	$—

	June 30, 2022		March 31, 2022
	Other non-current assets	Long-term liabilities	Other non-current assets	Long-term liabilities
Derivatives not designated as hedging instruments	Derivative instruments	Derivative instruments	Derivative instruments	Derivative instruments
Interest rate swap agreements	$8,966,713	$—	$6,512,479	$—

The effect of derivative instruments within the unaudited interim condensed consolidated statements of operations for the periods presented is as follows:

		Three months ended
Derivatives not designated as hedging instruments	Location of gain/(loss) recognized	June 30, 2022	June 30, 2021
Interest rate swaps—change in fair value	Unrealized gain/(loss) on derivatives	2,454,234	433,726
Interest rate swaps—realized loss	Realized gain/(loss) on derivatives	(50,384)	(903,718)
Gain/(loss) on derivatives, net		$2,403,850	$(469,992)

As of June 30, 2022 and March 31, 2022, no fair value measurements for assets or liabilities under Level 1 or Level 3 were recognized in the consolidated balance sheets with the exception of cash and cash equivalents, restricted cash, and investment securities. We did not have any other assets or liabilities measured at fair value on a non-recurring basis during the three months ended June 30, 2022 and 2021.

(c)	Book values and fair values of financial instruments: In addition to the derivatives that we are required to record at fair value on our balance sheet (see (c) above) and investment securities that are included in other current assets in our balance sheet that we record at fair value, we have other financial instruments that are carried at historical cost. These financial instruments include trade accounts receivable, amounts due from related parties, cash and cash equivalents, restricted cash, accounts payable, amounts due to related parties and accrued liabilities for which the historical carrying value approximates the fair value due to the short-term nature of these financial instruments. Cash and cash equivalents, restricted cash and investment securities are considered Level 1 items.

The summary of gains and losses on our investment securities included in other gain/(loss), net on our consolidated statements of operations for the periods presented is as follows:

	Three months ended
	June 30, 2022	June 30, 2021
Unrealized gain/(loss) on investment securities	$768,335	$(1,359,671)
Less: Realized gain on investment securities	776,770	305
Net gain/(loss) on investment securities	$1,545,105	$(1,359,366)

We have long-term bank debt and the Cresques Japanese Financing for which we believe the carrying values approximate their fair values as the loans bear interest at variable interest rates, being LIBOR, which is observable at commonly quoted intervals for the full terms of the loans, and hence are considered as Level 2 items in accordance with the fair value hierarchy. We also have the Cougar Japanese Financing which bears interest at variable interest rates, being SOFR. We also have long-term debt related to the Corsair Japanese Financing, Concorde Japanese Financing, Corvette Japanese Financing, Cratis Japanese Financing, Copernicus Japanese Financing, Chaparral Japanese Financing, and Caravelle Japanese Financing (collectively the “Japanese Financings”) that incur interest at a fixed-rate. We have long-term debt related to the BALCAP Facility that incurs interest at a fixed-rate. The Japanese Financings and the BALCAP Facility are considered Level 2 items in accordance with the fair value hierarchy and the fair value of each is based on a discounted cash flow analysis using current observable interest rates. The following table summarizes the carrying value and estimated fair value of our fixed debt obligations as of:

	June 30, 2022		March 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Corsair Japanese Financing	$36,833,334	$35,843,886	$37,645,833	$36,904,683
Concorde Japanese Financing	41,461,538	40,238,243	42,269,231	41,352,417
Corvette Japanese Financing	42,000,000	40,761,723	42,807,692	41,862,894
Cratis Japanese Financing	48,640,000	45,456,275	49,660,000	46,716,277
Copernicus Japanese Financing	48,640,000	45,456,275	49,660,000	46,716,277
Chaparral Japanese Financing	64,093,936	63,239,553	64,662,242	64,321,963
Caravelle Japanese Financing	48,800,000	45,593,976	49,700,000	46,792,400
BALCAP Facility	$79,731,035	$75,083,530	$81,574,172	$77,063,912

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

The calculations of basic and diluted EPS for the periods presented are as follows:

	Three months ended
(In U.S. dollars except share data)	June 30, 2022	June 30, 2021
Numerator:
Net income	$24,847,720	$5,869,100
Denominator:
Basic weighted average number of common shares outstanding	39,898,485	40,944,845
Effect of dilutive restricted stock and restricted stock units	226,220	220,293
Diluted weighted average number of common shares outstanding	40,124,705	41,165,138
EPS:
Basic	$0.62	$0.14
Diluted	$0.62	$0.14

No shares of unvested restricted stock were excluded from the calculation of diluted EPS for the three months ended June 30, 2022 and 2021.

15.  Commitments and Contingencies

Commitments under Bareboat Charter Header Agreement

On March 31, 2021, we entered into a thirteen-year bareboat charter agreement for a newbuilding dual-fuel VLGC that is expected to be delivered from Kawasaki Heavy Industries in March 2023. The structure of the financing of the newbuilding is analogous to that of our Japanese Financings in which a third party will purchase the vessel and we will bareboat charter such vessel from the third party. As part of the agreement, we control the building of the vessel and the use of the vessel after it is delivered. The vessel will be built to our specifications; we will supervise the building of the vessel to meet these specifications; and we will technically and commercially manage the vessel after its delivery. Under the agreement, we had commitments of $24.0 million of predelivery costs as well as the cost of additional features to meet our specifications and supervision costs for an aggregate total of approximately $25.0 million. As of June 30, 2022, we had approximately $1.0 million of commitments under the agreement outstanding that we expect to settle during the year ending March 31, 2023. Construction of the vessel commenced in December 2021.

Operating Leases

We had the following commitments as a lessee under operating leases relating to our United States, Greece, United Kingdom, and Denmark offices:

June 30, 2022
Less than one year	$377,387
One to three years	578,300
Three to five years	333,530
Total	$1,289,217

Time Charter-in

During the three months ended June 30, 2022, we did not time-charter in any VLGCs. Commitments as of June 30, 2022, relate to (i) three newbuilding dual-fuel Panamax LPG vessels that we previously entered into agreements to time-charter in with purchase options that are scheduled to be delivered in the second and third calendar quarters of 2023 for a period of seven years each; (ii) a one-year time chartered-in VLGC that was delivered to us in October 2021; and (iii) a three-year time chartered-in VLGC that was delivered to us in February 2020. We had the following time charter-in commitments relating to VLGCs:

June 30, 2022
Less than one year	$17,961,893
One to three years	64,080,000
Three to five years	64,080,000
Thereafter	85,460,000

Total	$231,581,893

Fixed Time Charter Contracts

We had the following future minimum fixed time charter hire receipts based on non-cancelable long-term fixed time charter contracts:

June 30, 2022
Less than one year	$13,255,578
Total	$13,255,578

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

16. Subsequent Events

Repurchase of Corvette

On July 21, 2022, we repurchased Corvette for $42.2 million in cash, including fees, and application of the deposit amount of $14.0 million, which had been retained by the buyer in connection with the Corvette Japanese Financing, towards the repurchase of the vessel. Corvette was subsequently refinanced under the 2022 Debt Facility (defined below).

2022 Debt Facility

On July 29, 2022, we entered into a $260 million debt financing facility (the “2022 Debt Facility”) with Crédit Agricole Corporate and Investment Bank (“CACIB”), ING Bank N.V. (“ING”), Skandinaviska Enskilda Banken AB (publ) (“SEB”), BNP Paribas (“BNP”), and Danish Ship Finance A/S (“DSF”) to refinance indebtedness under the 2015 AR Facility and the Concorde Japanese Financing (upon its repurchase in September 2022) and to releverage Corvette following the repurchase of that vessel from its owners on July 21, 2022. The 2022 Debt Facility consists of (i) a term loan facility in an aggregate principal amount of $240 million and (ii) a revolving credit facility in an aggregate principal amount of up to $20 million. The term loan is for a period of seven (7) years with an interest rate of SOFR plus a margin of 2.20%.

The 2022 Debt Facility is secured by, among other things, (i) first priority Bahamian mortgages on the vessels financed, (ii) first priority assignments of all of the financed vessels’ mandatory insurances and earnings and management agreements; (iii) first priority pledge in respect of all limited liability company interests of the borrowers and vessel-owning guarantors; (iv) first priority charter assignments of all of the financed vessels’ long-term charters to non-Helios LPG Pool parties with an original tenor greater than 13 months; and (v) a guaranty by the Company guaranteeing the obligations of the borrower and other guarantors under the facility agreement. The 2022 Debt Facility further provides that the facility is to be secured by assignments of the borrower’s rights under any hedging contracts in connection with the facility, but such assignments have not been entered into at this time.

The 2022 Debt Facility also contains customary covenants that require us to maintain adequate insurance coverage and to properly maintain the vessels. The loan facility includes customary events of default, including those relating to a failure to pay principal or interest, breaches of covenants, representations and warranties, a cross-default to certain other debt obligations and non-compliance with security documents, and customary restrictions on paying dividends if an event of default has occurred and is continuing, or if an event of default would result therefrom.

The following financial covenants are the most restrictive from the 2022 Debt Facility with which the Company is required to comply, calculated on a consolidated basis, determined and defined according to the provisions of the loan agreement and its amendments:

●	The ratio of current assets and long-term restricted cash divided by current liabilities, excluding current portion of long-term debt, shall always be greater than 1.00;

●Maintain minimum shareholders’ equity at all times equal to the aggregate of $400 million;

●The ratio of consolidated net debt to consolidated total capitalization shall not exceed 0.60 to 1.00;

●	Fair market value of the mortgaged ships plus any additional security over the outstanding loan balance shall not be less than 145%; and

●	Minimum liquidity covenant of the greater of (i) $27.5 million and (ii) 5% of consolidated interest-bearing debt.

The margin can be decreased by five basis points if the leverage ratio (which is based on our aggregate market value ratio for vessels secured under the 2022 Debt Facility) is less than 35% or increased by five basis points if it is greater than or equal to 45%. We have the potential to receive a five basis point increase or reduction in the margin applicable to the 2022 Debt Facility for reductions in our average efficiency ratio (which weighs carbon emissions for a voyage against the design deadweight of a vessel and the distance traveled on such voyage) versus the level set by the IMO.

We have reclassified $2.5 million from long-term debt to current portion of long-term debt as a result of this refinancing.

Dividend

On August 3, 2022, we announced that our Board of Directors declared an irregular cash dividend of $1.00 per share of the Company’s common stock to all shareholders of record as of the close of business on August 15, 2022, totaling $40.1 million. The dividend is payable on or about September 2, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under “Item 1A. Risk Factors” herein and in our Annual Report on Form 10-K for the year ended March 31, 2022, our actual results may differ materially from those anticipated in these forward-looking statements. Please also see the section “Forward-Looking Statements” included in this quarterly report.

Overview

We are a Marshall Islands corporation headquartered in the United States and primarily focused on owning and operating VLGCs, each with a cargo-carrying capacity of greater than 80,000 cbm, in the LPG shipping industry. Our fleet currently consists of twenty-two VLGC carriers, including nineteen fuel-efficient 84,000 cbm ECO-VLGCs, one 82,000 cbm VLGCs, and two time chartered-in ECO-VLGCs. Thirteen of our ECO-VLGCs, including one time chartered-in vessel, are currently equipped with scrubbers to reduce sulfur emissions.

Dorian’s nineteen ECO-VLGCs, which incorporate fuel efficiency, emission-reducing technologies, and certain custom features, were acquired by us for an aggregate purchase price of $1.4 billion and delivered to us between July 2014 and February 2016, seventeen of which were delivered during calendar year 2015 or later.

On April 1, 2015, Dorian and Phoenix began operations of the Helios Pool, which entered into pool participation agreements for the purpose of establishing and operating, as charterer, under a variable rate time charter to be entered into with owners or disponent owners of VLGCs, a commercial pool of VLGCs whereby revenues and expenses are shared. The vessels entered into the Helios Pool may operate either in the spot market, pursuant to contracts of affreightment, or COAs, or on time charters of two years' duration or less. As of July 29, 2022, twenty of our twenty-two VLGCs were employed in the Helios Pool, including our two time chartered-in VLGCs.

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

Recent Developments

Repurchase of Corvette

On July 21, 2022, we repurchased Corvette for $42.2 million, including fees, in cash and application of the deposit amount of $14.0 million, which had been retained by the buyer in connection with the Corvette Japanese Financing, towards the repurchase of the vessel. Corvette was subsequently refinanced under the 2022 Debt Facility.

Planned Repurchase of Concorde

On June 6, 2022, we gave 90 day notice to the owners of Concorde to repurchase the vessel on or about September 6, 2022. We expect that we will repurchase the vessel for $41.2 million, including fees, in cash and the application of the deposit amount of $14.0 million retained by the buyer in connection with the Concorde Japanese Financing. Concorde will also become part of the 2022 Debt Facility upon completion of the repurchase.

2022 Debt Facility

On July 29, 2022, we entered into a $260 million debt financing facility (the “2022 Debt Facility”) with Crédit Agricole Corporate and Investment Bank (“CACIB”), ING Bank N.V. (“ING”), Skandinaviska Enskilda Banken AB (publ) (“SEB”), BNP Paribas (“BNP”), and Danish Ship Finance A/S (“DSF”) to refinance indebtedness under the 2015 AR Facility and the Concorde Japanese Financing (upon its repurchase in September 2022) and to releverage Corvette following the repurchase of that vessel from its owners on July 21, 2022. The 2022 Debt Facility consists of (i) a term loan facility in an aggregate principal amount of $240 million and (ii) a revolving credit facility in an aggregate principal amount of up to $20 million. The term loan is for a period of seven (7) years with an interest rate of SOFR plus a margin of 2.20%.

The 2022 Debt Facility is secured by, among other things, (i) first priority Bahamian mortgages on the vessels financed, (ii) first priority assignments of all of the financed vessels’ mandatory insurances and earnings and management agreements; (iii) first priority pledge in respect of all limited liability company interests of the borrowers and vessel-owning guarantors; (iv) first priority charter assignments of all of the financed vessels’ long-term charters to non-Helios LPG Pool parties with an original tenor greater than 13 months; and (v) a guaranty by the Company guaranteeing the obligations of the borrower and other guarantors under the facility agreement. The 2022 Debt Facility further provides that the facility is to be secured by assignments of the borrower’s rights under any hedging contracts in connection with the facility, but such assignments have not been entered into at this time.

The 2022 Debt Facility also contains customary covenants that require us to maintain adequate insurance coverage and to properly maintain the vessels. The loan facility includes customary events of default, including those relating to a failure to pay principal or interest, breaches of covenants, representations and warranties, a cross-default to certain other debt obligations and non-compliance with security documents, and customary restrictions on paying dividends if an event of default has occurred and is continuing, or if an event of default would result therefrom.

The following financial covenants are the most restrictive from the 2022 Debt Facility with which the Company is required to comply, calculated on a consolidated basis, determined and defined according to the provisions of the loan agreement and its amendments:

●	The ratio of current assets and long-term restricted cash divided by current liabilities, excluding current portion of long-term debt, shall always be greater than 1.00;

●Maintain minimum shareholders’ equity at all times equal to the aggregate of $400 million;

●The ratio of consolidated net debt to consolidated total capitalization shall not exceed 0.60 to 1.00;

●	Fair market value of the mortgaged ships plus any additional security over the outstanding loan balance shall not be less than 145%; and

●	Minimum liquidity covenant of the greater of (i) $27.5 million and (ii) 5% of consolidated interest-bearing debt.

The margin can be decreased by five basis points if the leverage ratio (which is based on our aggregate market value ratio for vessels secured under the 2022 Debt Facility) is less than 35% or increased by five basis points if it is greater than or equal to 45%. We have the potential to receive a five basis point increase or reduction in the margin applicable to the 2022 Debt Facility for changes in our average efficiency ratio (which weighs carbon emissions for a voyage against the design deadweight of a vessel and the distance traveled on such voyage).

Dividend

On August 3, 2022, we announced that our Board of Directors declared an irregular cash dividend of $1.00 per share of our common stock to all shareholders of record as of the close of business on August 15, 2022, totaling $40.1 million. The dividend is payable on or about September 2, 2022.

Our Fleet

The following table sets forth certain information regarding our fleet as of July 29, 2022.

	Capacity			ECO	Scrubber		Charter
	(Cbm)	Shipyard	Year Built	Vessel(1)	Equipped	Employment	Expiration(2)
Dorian VLGCs
Captain John NP	82,000	Hyundai	2007	—	—	Pool(4)	—
Comet	84,000	Hyundai	2014	X	X	Pool(4)	—
Corsair(3)	84,000	Hyundai	2014	X	X	Time Charter(6)	Q4 2022
Corvette	84,000	Hyundai	2015	X	X	Pool(4)	—
Cougar(3)	84,000	Hyundai	2015	X	—	Pool(4)	—
Concorde(3)	84,000	Hyundai	2015	X	X	Time Charter(7)	Q1 2023
Cobra	84,000	Hyundai	2015	X	—	Pool(4)	—
Continental	84,000	Hyundai	2015	X	—	Pool(4)	—
Constitution	84,000	Hyundai	2015	X	X	Pool(4)	—
Commodore	84,000	Hyundai	2015	X	—	Pool-TCO(5)	Q1 2023
Cresques(3)	84,000	Daewoo	2015	X	X	Pool(4)	—
Constellation	84,000	Hyundai	2015	X	X	Pool(4)	—
Cheyenne	84,000	Hyundai	2015	X	X	Pool-TCO(5)	Q2 2023
Clermont	84,000	Hyundai	2015	X	X	Pool-TCO(5)	Q1 2023
Cratis(3)	84,000	Daewoo	2015	X	X	Pool(4)	—
Chaparral(3)	84,000	Hyundai	2015	X	—	Pool(4)	—
Copernicus(3)	84,000	Daewoo	2015	X	X	Pool(4)	—
Commander	84,000	Hyundai	2015	X	X	Pool(4)	—
Challenger	84,000	Hyundai	2015	X	—	Pool-TCO(5)	Q4 2022
Caravelle(3)	84,000	Hyundai	2016	X	—	Pool(4)	—
Total	1,678,000

Time chartered-in VLGCs
Future Diamond(8)	80,876	Hyundai	2020	X	X	Pool(4)	—
Astomos Venus(9)	77,367	Mitsubishi	2016	X	—	Pool(4)	—

(1)	Represents vessels with very low revolutions per minute, long-stroke, electronically controlled engines, larger propellers, advanced hull design, and low friction paint.

(2)	Represents calendar year quarters.

(3)	Operated pursuant to a bareboat chartering agreement as of July 29, 2022. See Note 7 to our unaudited interim condensed consolidated financial statements included herein.

(4)	“Pool” indicates that the vessel operates in the Helios Pool on a voyage charter with a third party and we receive a portion of the pool profits calculated according to a formula based on the vessel’s pro rata performance in the pool.

(5)	“Pool-TCO” indicates that the vessel is operated in the Helios Pool on a time charter out to a third party and we receive a portion of the pool profits calculated according to a formula based on the vessel’s pro rata performance in the pool.

(6)	Currently on a time charter with an oil major that began in November 2019.

(7)	Currently on time charter with a major oil company that began in March 2019.

(8)	Currently time chartered-in to our fleet with an expiration during the first calendar quarter of 2023.

(9)	Currently time chartered-in to our fleet with an expiration during the fourth calendar quarter of 2022.

Results of Operations – For the three months ended June 30, 2022 as compared to the three months ended June 30, 2021

Revenues

The following table compares our revenues for the three months ended June 30:

			Increase /	Percent
	2022	2021	(Decrease)	Change
Net pool revenues—related party	$70,171,001	$55,162,246	$15,008,755	27.2%
Time charter revenues	6,241,915	5,346,139	895,776	16.8%
Other revenues, net	410,806	2,442,353	(2,031,547)	(83.2)%
Total	$76,823,722	$62,950,738	$13,872,984	22.0%

Revenues, which represent net pool revenues—related party, time charters and other revenues, net, were $76.8 million for the three months ended June 30, 2022, an increase of $13.8 million, or 22.0%, from $63.0 million for the three months ended June 30, 2021 primarily due to an increase in average TCE rates, despite a slight decrease in fleet utilization. Average TCE rates increased by $8,037 from $31,571 for the three months ended June 30, 2021 to $39,608 for the three months ended June 30, 2022, primarily due to higher spot rates despite higher bunker prices. The Baltic Exchange Liquid Petroleum Gas Index, an index published daily by the Baltic Exchange for the spot market rate for the benchmark Ras Tanura-Chiba route (expressed as U.S. dollars per metric ton), averaged $76.175 during the three months ended June 30, 2022 compared to an average of $52.790 for the three months ended June 30, 2021. The average price of very low sulfur fuel oil (expressed as U.S. dollars per metric ton), from Singapore and Fujairah increased from $508 during the three months ended June 30, 2021, to $955 during the three months ended June 30, 2022. Our fleet utilization decreased from 96.1% during the three months ended June 30, 2021 to 95.9% during the three months ended June 30, 2022.

Charter Hire Expenses

Charter hire expenses for the vessels chartered in from third parties were $5.4 million and $3.5 million for the three months ended June 30, 2022 and 2021, respectively. The increase of $1.9 million, or 54.0%, was mainly caused by an increase in the number of chartered-in days from 139 for the three months ended June 30, 2021 to 182 for the three months ended June 30, 2022.

Vessel Operating Expenses

Vessel operating expenses were $17.1 million during the three months ended June 30, 2022, or $9,378 per vessel per calendar day, which is calculated by dividing vessel operating expenses by calendar days for the relevant time-period for the technically-managed vessels that were in our fleet. The decrease of $3.2 million, or 15.8% from $20.3 million for the three months ended June 30, 2021 was due to a reduction of calendar days for our fleet from 2,002 during the three months ended June 30, 2021 to 1,820 during the three months ended June 30, 2022, driven by the sales of Captain Markos NL and Captain Nicholas ML prior to the three months ended June 30, 2022. The decrease of $753 per vessel per calendar day, from $10,131 for the three months ended June 30, 2021 to $9,378 per vessel per calendar day for the three months ended June 30, 2022 was partly the result of a $0.9 million, or $426 per vessel per calendar day, decrease in non-capitalizable operating expenses related to the drydocking of vessels. Adjusting for the non-capitalizable drydocking costs, vessel operating expenses per vessel per calendar day decreased $326 during the three months ended June 30, 2022, mainly due to lower crew wages and related costs.

General and Administrative Expenses

General and administrative expenses were $9.4 million for the three months ended June 30, 2022, an increase of $1.4 million, or 17.1%, from $8.0 million for the three months ended June 30, 2021. This increase was driven by an increase of $1.6 million, representing the cash bonuses for the Company’s named executive officers that were approved by the Compensation Committee of the Board of Directors and expensed and paid during the three months ended June 30, 2022, whereas the cash bonuses for the named executive officers of the Company in respect of the fiscal year ended March

31, 2021 were approved by the Compensation Committee of the Board of Directors and expensed and paid during the three months ended September 30, 2021 and not during the three months ended June 30, 2021.

Interest and Finance Costs

Interest and finance costs amounted to $8.0 million for the three months ended June 30, 2022, an increase of $2.4 million, or 40.9%, from $5.6 million for the three months ended June 30, 2021. The increase of $2.4 million during this period was mainly due to increases of $2.0 million in interest incurred on our long-term debt and $0.3 million in loan expenses driven by an increase in interest rates and average indebtedness, excluding deferred financing fees, from $600.0 million for the three months ended June 30, 2021 to $687.9 million for the three months ended June 30, 2022. Average interest rates increased on our long-term debt from 3.7% to 4.1% due to rising LIBOR and SOFR on our floating-rate long-term debt. The increase in average indebtedness is due to the refinancings of the VLGCs Constellation, Commander, Cratis, Copernicus, Chaparral and Caravelle during the year ended March 31, 2022, as well as the refinancing of the VLGC Cougar during the three months ended June 30, 2022. As of June 30, 2022, the outstanding balance of our long-term debt, net of deferred financing fees of $6.6 million, was $657.0 million.

Unrealized Gain on Derivatives

Unrealized gain on derivatives amounted to $2.5 million for the three months ended June 30, 2022, compared to $0.4 million for the three months ended June 30, 2021. The favorable $2.1 million difference is primarily attributable to an increase in favorable fair value changes to our interest rate swaps resulting from changes in forward LIBOR yield curves.

Realized Loss on Derivatives

Realized loss on derivatives amounted to $0.1 million for the three months ended June 30, 2022, compared to $0.9 million for the three months ended June 30, 2021. The favorable $0.8 million difference is due to an increase in floating LIBOR resulting in the reduction of realized losses on our interest rate swaps.

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

	Three months ended
(in U.S. dollars, except fleet data)	June 30, 2022	June 30, 2021
Financial Data
Adjusted EBITDA(1)	$46,871,074	$29,778,905
Fleet Data
Calendar days(2)	1,820	2,002
Time chartered-in days(3)	182	139
Available days(4)	2,002	2,030
Operating days(5)(8)	1,920	1,951
Fleet utilization(6)(8)	95.9%	96.1%
Average Daily Results
Time charter equivalent rate(7)(8)	$39,608	$31,571
Daily vessel operating expenses(9)	$9,378	$10,131

(1)	Adjusted EBITDA is an unaudited non-U.S. GAAP measure and represents net income/(loss) before interest and finance costs, unrealized (gain)/loss on derivatives, realized (gain)/loss on interest rate swaps, stock-based compensation expense, impairment, and depreciation and amortization and is used as a supplemental measure by management to assess our financial and operating performance. We believe that adjusted EBITDA assists our management and investors by increasing the comparability of our performance from period to period and management makes business and resource-allocation decisions based on such comparisons. This increased comparability is achieved by excluding the potentially disparate effects between periods of derivatives, interest and finance costs, stock-based compensation expense, impairment, and depreciation and amortization expense, which items are affected by various and possibly changing financing methods, capital structure and historical cost basis and which items may significantly affect net income/(loss) between periods. We believe that including adjusted EBITDA as a financial and operating measure benefits investors in selecting between investing in us and other investment alternatives.

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

The following table sets forth a reconciliation of net income to Adjusted EBITDA (unaudited) for the periods presented:

(in U.S. dollars)	June 30, 2022	June 30, 2021
Net income	$24,847,720	$5,869,100
Interest and finance costs	7,958,554	5,649,774
Unrealized gain on derivatives	(2,454,234)	(433,726)
Realized loss on interest rate swaps	50,384	903,718
Stock-based compensation expense	658,872	647,124
Depreciation and amortization	15,809,778	17,142,915
Adjusted EBITDA	$46,871,074	$29,778,905

(2)	We define calendar days as the total number of days in a period during which each vessel in our fleet was owned or operated pursuant to a bareboat charter. Calendar days are an indicator of the size of the fleet over a period and affect both the amount of revenues and the amount of expenses that are recorded during that period.

(3)	We define time chartered-in days as the aggregate number of days in a period during which we time chartered-in vessels from third parties. Time chartered-in days are an indicator of the size of the fleet over a period and affect both the amount of revenues and the amount of charter hire expenses that are recorded during that period.

(4)	We define available days as the sum of calendar days and time chartered-in days (collectively representing our commercially-managed vessels) less aggregate off hire days associated with scheduled maintenance, which include major repairs, drydockings, vessel upgrades or special or intermediate surveys. We use available days to measure the aggregate number of days in a period that our vessels should be capable of generating revenues.

(5)	We define operating days as available days less the aggregate number of days that the commercially-managed vessels in our fleet are off‑hire for any reason other than scheduled maintenance (e.g., repositioning following drydocking, commercial waiting, etc.). We use operating days to measure the number of days in a period that our operating vessels are on hire (refer to 8 below).

(6)	We calculate fleet utilization by dividing the number of operating days during a period by the number of available days during that period. An increase in non-scheduled off-hire days would reduce our operating days, and, therefore, our fleet utilization. We use fleet utilization to measure our ability to efficiently find suitable employment for our vessels.

(7)	Time charter equivalent rate, or TCE rate, is a non-U.S. GAAP measure of the average daily revenue performance of a vessel. TCE rate is a shipping industry performance measure used primarily to compare period‑to‑period changes in a shipping company’s performance despite changes in the mix of charter types (such as time charters, voyage charters) under which the vessels may be employed between the periods and is a factor in management’s business decisions. Our method of calculating TCE rate is to divide revenue net of voyage expenses by operating days for the relevant time period, which may not be calculated the same by other companies. Note that our calculation of TCE includes our portion of the net profit of the Helios Pool, which may also cause our calculation to differ from that of companies which do not account for pooling arrangements as we do.

The following table sets forth a reconciliation of revenues to TCE rate (unaudited) for the periods presented:

(in U.S. dollars, except operating days)	Three months ended
Numerator:	June 30, 2022	June 30, 2021
Revenues	$76,823,722	$62,950,738
Voyage expenses	(775,545)	(1,356,392)
Time charter equivalent	$76,048,177	$61,594,346

Pool adjustment*	(514,015)	(59,358)
Time charter equivalent excluding pool adjustment*	$75,534,162	$61,534,988

Denominator:
Operating days	1,920	1,951
TCE rate:
Time charter equivalent rate	$39,608	$31,571
TCE rate excluding pool adjustment*	$39,341	$31,540

*  Adjusted for the effect of reallocations of pool profits in accordance with the pool participation agreements due to adjustments related to speed and consumption performance of the vessels operating in the Helios Pool.

(8)	We determine operating days for each vessel based on the underlying vessel employment, including our vessels in the Helios Pool, or the Company Methodology. If we were to calculate operating days for each vessel within the Helios Pool as a variable rate time charter, or the Alternate Methodology, our operating days and fleet utilization would be increased with a corresponding reduction to our TCE rate. Operating data using both methodologies is as follows:

	Three months ended
Company Methodology:	June 30, 2022	June 30, 2021
Operating Days	1,920	1,951
Fleet Utilization	95.9%	96.1%
Time charter equivalent rate	$39,608	$31,571

Alternate Methodology:
Operating Days	1,988	2,030
Fleet Utilization	99.3%	100.0%
Time charter equivalent rate	$38,254	$30,342

We believe that the Company Methodology using the underlying vessel employment provides more meaningful insight into market conditions and the performance of our vessels.

(9)	Daily vessel operating expenses are calculated by dividing vessel operating expenses by calendar days for the relevant time period.

Liquidity and Capital Resources

Our business is capital intensive, and our future success depends on our ability to maintain a high-quality fleet. As of June 30, 2022, we had cash and cash equivalents of $155.5 million and non-current restricted cash of $0.1 million.

Our primary sources of capital during the three months ended June 30, 2022 were $34.1 million in cash generated from operations, and $29.9 million in net proceeds from the refinancing of Cougar. As of June 30, 2022, the outstanding balance of our long-term debt, net of deferred financing fees of $6.6 million, was $657.0 million including $51.9 million of principal on our long-term debt scheduled to be repaid within the next twelve months.

Operating expenses, including expenses to maintain the quality of our vessels in order to comply with international shipping standards and environmental laws and regulations, the funding of working capital requirements, long-term debt repayments, financing costs, commitments under the bareboat charter for a newbuilding dual-fuel VLGC, and drydocking on certain of our VLGCs represent our short-term, medium-term and long-term liquidity needs as of June 30, 2022. We anticipate satisfying our liquidity needs for at least the next twelve months with cash on hand and cash from operations. We may also seek additional liquidity through alternative sources of debt financings and/or through equity financings by way of private or public offerings. However, if these sources are insufficient to satisfy our short-term liquidity needs, or to satisfy our future medium-term or long-term liquidity needs, we may need to seek alternative sources of financing and/or modifications of our existing credit facility and financing arrangements. There is no assurance that we will be able to obtain any such financing or modifications to our existing credit facility and financing arrangements on terms acceptable to us, or at all.

On February 2, 2022, our Board of Directors authorized the repurchase of up to $100.0 million of our common shares (the “2022 Common Share Repurchase Authority”). Under these authorizations, when in force, purchases were and may be made at our discretion in the form of open market repurchase programs, privately negotiated transactions, accelerated share repurchase programs or a combination of these methods. The actual amount and timing of share repurchases are subject to capital availability, our determination that share repurchases are in the best interest of our shareholders, and market conditions. As of June 30, 2022, our total purchases under the 2022 Common Share Repurchase Authority totaled 0.05 million shares for an aggregate consideration of $0.7 million. We are not obligated to make any common share repurchases.

On May 4, 2022, we announced that our Board of Directors declared a cash dividend of $2.50 per share of our common stock to all shareholders of record as of the close of business on May 16, 2022, totaling $100.3 million. We paid $99.7 million on June 2, 2022 with the remaining $0.6 million deferred until certain shares of restricted stock vest.

This was an irregular dividend. All declarations of dividends are subject to the determination and discretion of our Board of Directors based on its consideration of various factors, including our results of operations, financial condition, level of indebtedness, anticipated capital requirements, contractual restrictions, restrictions in its debt agreements, restrictions under applicable law, its business prospects and other factors that our Board of Directors may deem relevant. Our dividend policy will also impact our future liquidity position. Marshall Islands law generally prohibits the payment of dividends other than from surplus or while a company is insolvent or would be rendered insolvent by the payment of such a dividend.

On June 15, 2022, we paid $0.2 million of dividends that were deferred until the vesting of certain restricted stock.

On May 19, 2022, we refinanced a 2015-built VLGC, Cougar, pursuant to a memorandum of agreement and a bareboat charter agreement. We received $50.0 million in cash as part of the transaction with $20.0 million to be retained by the buyer as a deposit, which can be used by us towards the repurchase of the vessel either pursuant to an early buyout option or at the end of the 10-year bareboat charter term. The refinancing proceeds of $50.0 million were used to prepay $20.0 million of the 2015 AR Facility’s then outstanding principal amount.

On June 6, 2022, we exercised our repurchase option under the Concorde Japanese Financing by providing a three-month notice to the owners of Concorde of our intent to repurchase the vessel for approximately $41.2 million, including fees, in cash and applied the deposit amount of $14.0 million, which had been retained by the buyer in connection with the Concorde Japanese Financing towards the repurchase of the vessel. We expect to complete this transaction in September 2022.

On July 21, 2022, we repurchased Corvette for $42.2 million in cash and application of the deposit amount of $14.0 million, which had been retained by the buyer in connection with the Corvette Japanese Financing, towards the repurchase of the vessel. Corvette was subsequently refinanced under the 2022 Debt Facility.

On July 29, 2022, we entered into a $260 million debt financing facility (the “2022 Debt Facility”) with Crédit Agricole Corporate and Investment Bank (“CACIB”), ING Bank N.V. (“ING”), Skandinaviska Enskilda Banken AB (publ) (“SEB”), BNP Paribas (“BNP”), and Danish Ship Finance A/S (“DSF”) to refinance indebtedness under the 2015 AR Facility and the Concorde Japanese Financing (upon its repurchase in September 2022) and to releverage Corvette following the repurchase of that vessel from its owners on July 21, 2022. The 2022 Debt Facility consists of (i) a term loan facility in an aggregate principal amount of $240 million and (ii) a revolving credit facility in an aggregate principal amount of up to $20 million. The term loan is for a period of seven (7) years with an interest rate of SOFR plus a margin of 2.20%.

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

Cash Flows

The following table summarizes our cash and cash equivalents provided by/(used in) operating, financing and investing activities for the three months ended June 30:

	2022	2021
Net cash provided by operating activities	$34,094,374	$38,071,320
Net cash used in investing activities	(6,827,227)	(12,048,241)
Net cash used in financing activities	(108,259,342)	(27,087,746)
Net decrease in cash, cash equivalents, and restricted cash	$(81,245,029)	$(1,074,390)

Operating Cash Flows.  Net cash provided by operating activities for the three months ended June 30, 2022 was $34.1 million, compared to $38.1 million for the three months ended June 30, 2021. The decrease in cash generated from operations of $4.0 million is primarily related to changes in working capital, despite an increase in operating income. The unfavorable change in working capital was mainly from amounts due from the Helios Pool as distributions from the Helios Pool are impacted by the timing of the completion of voyages, spot market rates and bunker prices.

Net cash flow from operating activities depends upon our overall profitability, market rates for vessels employed on voyage charters and in the Helios Pool, charter rates agreed to for time charters, the timing and amount of payments for drydocking expenditures and unscheduled repairs and maintenance, fluctuations in working capital balances and bunker costs.

Investing Cash Flows.  Net cash used in investing activities was $6.8 million for the three months ended June 30, 2022 compared with $12.0 million for the three months ended June 30, 2021. For the three months ended June 30, 2022, net cash used in investing activities was comprised of $8.8 million of capital expenditure payments for vessels and vessels under construction, partially offset by $2.0 million in proceeds from the sale of investment securities. For the three months ended June 30, 2021, net cash used in investing activities was comprised of $9.8 million of payments for vessels under construction and vessel-related capital expenditures and $2.3 million in purchases of investment securities.

Financing Cash Flows.  Net cash used in financing activities was $108.3 million for the three months ended June 30, 2022, compared with $27.1 million for the three months ended June 30, 2021. For the three months ended June 30, 2022, net cash used in financing activities primarily consisted of (i) dividend payments of $99.9 million; (ii) repayments of long-term debt of $56.4 million, including the voluntary prepayment of a portion of the 2015 AR Facility ($25 million) and the prepayment of a portion of the 2015 AR Facility in relation to the refinancing of Cougar ($20.0 million); (iii) payments to repurchase common stock of $1.0 million, and (iv) payments of financing costs totaling $1.0 million.

This is partially offset by proceeds of $50.0 million from the refinancing of Cougar. For the three months ended June 30, 2021, net cash used in financing activities consisted of payments to repurchase common stock of $14.1 million and repayments of long-term debt of $13.0 million.

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

As our vessels age and our fleet expands, our drydocking expenses will increase. We estimate the current cash outlay for a VLGC special survey to be approximately $1.0 million per vessel (excluding any capital improvements, such as scrubbers and ballast water management systems, to the vessel that may be made during such drydockings and the cost of an intermediate survey to be between $100,000 and $200,000 per vessel. Ongoing costs for compliance with environmental regulations are primarily included as part of our drydocking and classification society survey costs. In order to comply with IMO mandated reductions in sulfur emissions that came into effect January 1, 2020, we have installed scrubbers on twelve of our vessels and have one chartered-in scrubber-equipped vessel, which allows us to burn heavy fuel oil. Our other vessels currently consume compliant fuels on board (0.5% sulfur), which are readily available globally, but at a significantly higher cost. Our newbuilding will have the capability to burn LPG. We have no contractual commitments related to additional scrubbers as of June 30, 2022. Please see "Item 1A. Risk Factors—Risks Relating to Our Company—We may incur increasing costs for the drydocking, maintenance or replacement of our vessels as they age, and, as our vessels age, the risks associated with older vessels could adversely affect our ability to obtain profitable charters” in our Annual Report on Form 10-K for the year ended March 31, 2022.

On March 31, 2021, we entered into a thirteen-year bareboat charter agreement for a newbuilding dual-fuel VLGC that is expected to be delivered from Kawasaki Heavy Industries in March 2023. The structure of the financing of the newbuilding is analogous to that of our Japanese Financings in which a third-party will purchase the vessel and we will bareboat charter such vessel from the third party. As part of the agreement, we control the building of the vessel and the use of the vessel after it is delivered. The vessel will be built to our specifications; we will supervise the building of the vessel to meet these specifications; and we will technically and commercially manage the vessel after its delivery. Under the agreement, we had commitments of $24.0 million of predelivery costs as well as the cost of additional features to meet our specifications and supervision costs for an aggregate total of approximately $25.0 million. As of June 30, 2022, we had approximately $1.0 million of commitments under the agreement outstanding that we expect to settle during the year ending March 31, 2023. Construction of the vessel commenced in December 2021.

Debt Agreements

For information relating to our secured term loan facilities, refer to Note 10 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2022 and Note 7 to our unaudited interim condensed consolidated financial statements for June 30, 2022 included herein.

Off-Balance Sheet Arrangements

We currently do not have any off‑balance sheet arrangements.

Critical Accounting Policies and Estimates

The following is an update to the Critical Accounting Estimates set forth in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended March 31, 2022.

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

As of June 30, 2022, independent appraisals of our commercially and technically-managed VLGCs in our fleet had no indications of impairment on any of our VLGCs in accordance with ASC 360 Property, Plant, and Equipment. No impairment charges were recognized for June 30, 2022.

Recent Accounting Pronouncements

Refer to Note 2 to our unaudited interim condensed consolidated financial statements included herein for a discussion of recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For additional discussion of our exposure to market risk, refer to “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” included in our Annual Report on Form 10-K for the year ended March 31, 2022.

Interest Rate Risk

The LPG shipping industry is capital intensive, requiring significant amounts of investment. Much of this investment is provided in the form of long-term debt. Our 2015 AR Facility agreement and certain Japanese financings as described in footnote 7 contain interest rates that fluctuate with LIBOR and SOFR. We have entered into interest rate swap agreements to hedge exposure to fluctuations of interest rate risk associated with our 2015 Facility. We have hedged $220.9 million of amortizing principal of the 2015 Facility as of June 30, 2022. One of our floating-rate long-term debt agreements contains interest rates that fluctuate with SOFR, while another fluctuates with LIBOR, and thus increasing interest rates could adversely impact our future earnings due to additional interest expense on our unhedged debt. For the 12 months following June 30, 2022, a hypothetical increase or decrease of 20 basis points in the underlying LIBOR and SOFR rates would result in an increase or decrease of our interest expense on all of our non-hedged interest-bearing debt by $0.1 million assuming all other variables are held constant.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2022. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those internal control systems determined to be effective can provide only a level of reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common shares. For risk factors that may cause actual results to differ materially from those anticipated, please refer to “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2022.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The table below sets forth information regarding our purchases of our common shares during the quarterly period ended June 30, 2022:

			Total
			Number of
			Shares
			Purchased as
			Part of	Maximum Dollar
	Total		Publicly	Value of Shares
	Number	Average	Announced	that May Yet Be
	of Shares	Price Paid	Plans or	Purchased Under the
Period	Purchased	Per Share	Programs	Plan or Programs
April 1 to 30, 2022	50,000	$14.97	—	$99,250,225
May 1 to 31, 2022	—	—	—	99,250,225
June 1 to 30, 2022	14,192	15.60	—	99,250,225
Total	64,192	$15.29	—	$99,250,225

Purchases of our common shares during the quarterly period ended June 30, 2022 represent share repurchases under our 2022 Common Share Repurchase Authority and common shares reacquired in satisfaction of tax withholding obligations upon vesting of employee restricted equity awards.

ITEM 6. EXHIBITS

See accompanying Exhibit Index for a list of exhibits filed or furnished with this report.

EXHIBIT INDEX

Exhibit Number	Description

10.1

Agreement, dated July 29, 2022, among Dorian LPF Finance LLC as borrower, the Company as facility guarantor, certain wholly-owned subsidiaries of the Company as upstream guarantors, Crédit Agricole Corporate and Investment Bank and ING Bank NV as bookrunners, structurers and mandated lead arrangers, Crédit Agricole Corporate and Investment Bank as agent, security trustee and sustainability coordinator, and BNP and DSF as lenders.

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

Dorian LPG Ltd.
(Registrant)

Date: August 3, 2022	/s/ John C. Hadjipateras
John C. Hadjipateras
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2022	/s/ Theodore B. Young
Theodore B. Young
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)