Form 10-Q
period 2022-12-31
DORIAN LPG LTD.
filed 2023-02-01
CIK 1596993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

As of January 27, 2023, there were 40,350,535 shares of the registrant’s common stock outstanding.

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

These risks include the risks that are identified in the “Risk Factors” section of this quarterly report and of our Annual Report on Form 10-K for the fiscal year ended March 31, 2022, and also include, among others, risks associated with the following:

●	our future operating or financial results;

●	our business strategies, including with respect to acquisitions and chartering, and expected capital spending or operating expenses, as well as any difficulty we may have in managing planned growth properly;

●	shipping trends, including changes in charter rates applicable to alternative propulsion technologies, exhaust gas cleaning system (commonly referred to as a “scrubber”) equipped and non-scrubber equipped vessels, scrapping rates and vessel and other asset values;

●	changes in trading patterns that impact tonnage requirements, including without limitation, the current war in Ukraine;

●	compliance with laws, treaties, rules, regulations and policies (including amendments or other changes thereto) applicable to the liquefied petroleum gas, or LPG, shipping industry, including, without limitation, legislation adopted by international organizations such as the International Maritime Organization and the European Union or by individual countries, as well as the impact and costs of our compliance with, and the potential of liability under, such laws, treaties, rules, regulations and policies;

●	investors’, banks’, counterparties’ and other stakeholders’ increasing emphasis on environmental and safety concerns and increasing scrutiny and changing expectations with respect to public company Environmental, Social and Governance (ESG) policies and costs related to compliance with ESG measures;

●	general economic conditions and specific economic conditions in the oil and natural gas industry and the countries and regions where LPG is produced and consumed, including the impact of central bank policies, intended to combat inflation and rising interest rates, on the demand for LPG;

●	completion of infrastructure projects to support marine transportation of LPG, including export terminals and pipelines;

●	factors affecting supply of and demand for LPG including propane, butane, isobutane, propylene and mixtures of these gases, LPG shipping, and LPG vessels, including, among other things: the production levels, price and worldwide consumption and storage of oil, refined petroleum products and natural gas, including production from United States shale fields; any oversupply of or limited demand for LPG vessels comparable to ours or higher specification vessels; trade conflicts and the imposition of tariffs or otherwise on LPG resulting from domestic and international political and geopolitical conditions, including the ongoing conflict between Russia and Ukraine; and shifts in consumer demand from LPG towards other energy sources;

●	any decrease in the value of the charter-free market values of our vessels or reduction in our charter hire rates and profitability associated with such vessels as a result of increase in the supply of or decrease in the demand for LPG, LPG shipping or LPG vessels;

●	business disruptions, including supply chain issues, due to damage to storage or receiving facilities, or natural disasters;

●	greater than anticipated levels of LPG vessel newbuilding orders or lower than anticipated rates of LPG vessel scrapping;

●	the aging of the Company’s fleet which could result in increased operating costs, impairment or loss of hire;

●	our ability to profitably employ our vessels, including vessels participating in the Helios Pool (defined below);

●	unavailability of spot charters and the volatility of prevailing spot market charter rates, which may affect our ability to realize the expected benefits from our time chartered-in vessels, including those in the Helios Pool;

●	failure of our charterers or other counterparties to meet their obligations under our charter agreements;

●	shareholders’ reliance on us to enforce our rights against contract counterparties;

●	competition in the LPG shipping industry, including our ability to compete successfully for future chartering opportunities and newbuilding opportunities (if any);

●	future purchase prices of newbuildings and secondhand vessels and timely deliveries of such vessels (if any) and, relatedly, the risks associated with the purchase of second-hand vessels;

●	the performance of the Helios Pool, including the failure of its significant customers to perform their obligations and the loss or reduction in business from its significant customers (or if the same were to occur with respect to our significant customers);

●	the availability of (and our ability to obtain such) financing and capital to refinance existing indebtedness and to fund capital expenditures, acquisitions and other general corporate purposes, the terms of such financing or capital and our ability to comply with the restrictions and other covenants set forth in our existing and future debt agreements and financing arrangements (and our ability to repay or refinance our existing debt and settling of interest rate swaps, if any);

●	our costs, including crew wages, insurance, provisions, repairs and maintenance, general and administrative expenses, drydocking, and bunker prices, as applicable;

●	any inability to retain and recruit qualified key executives, key employees, key consultants or skilled workers and, relatedly, our dependence on key personnel and the availability of skilled workers, and the related labor costs, including as a result of the ongoing conflict between Russia and Ukraine;

●	the potential difference in interests between or among certain of our directors, officers, key executives and shareholders;

●	quality and efficiency requirements from customers and developments regarding the technologies relating to oil exploration and the effects of and our ability to implement new products and new technology available in our industry, including with respect to equipment propulsion and overall vessel efficiency, including the reduction of traditional emissions;

●	potential changes in regulation that would require the installation of Engine Power Limitation (EPL) systems on our vessels to reduce fuel use and carbon emissions, and increase the level of energy efficiency or, more generally, changes in global regional, and local regulatory requirements in respect of decarbonization, which could affect fuel cost, vessel speeds, or trading areas and could impose costs on certain air emissions;

●	operating hazards in the maritime transportation industry, and catastrophic events, including accidents, political events, public health threats (including the outbreak of communicable diseases), international hostilities and instability, armed conflict, piracy, attacks on vessels or other petroleum-related infrastructures and acts by terrorists, which may cause potential disruption of shipping routes;

●	the length and severity of the ongoing coronavirus pandemic (COVID-19), including its impact on the demand for commercial seaborne transportation of LPG and the condition of financial markets and the potential associated impacts to our global operations;

●	the adequacy of our insurance coverage in the event of a catastrophic event;

●	the failure to protect our information systems against security breaches, or the failure or unavailability of these systems for a significant period;

●	the arresting or attachment of one or more of our vessels by maritime claimants;

●	compliance with and changes to governmental, tax, environmental and safety laws and regulations, which may add to our costs or the costs of our customers;

●	fluctuations in currencies, foreign exchange rates, and interest rates including, but not limited to, the Secured Overnight Financing Rate (“SOFR”) and the London Interbank Offered Rate for US Dollars (“LIBOR”);

●	the impact of the discontinuance of LIBOR after June 30, 2023 on any of our debt referencing LIBOR in the interest rate or any impacts from the use of SOFR or such other benchmarks as we may be required to use;

●	compliance with the United States Foreign Corrupt Practices Act of 1977, the United Kingdom Bribery Act 2010, or other applicable regulations relating to bribery;

●	the volatility of the price of shares of our common stock (our “common shares”) and future sales of our common shares;

●	our incorporation under the laws of the Republic of the Marshall Islands and the different rights to relief that may be available compared to other countries, including the United States;

●	congestion at or blockages of ports or canals;

●	any developments in the existing Panama Canal transportation structure as a result of the study announced by the Panamanian government and Energy Transfer LP to analyze the prospects of building an LPG pipeline, potentially running beside the existing Panama Canal and linking the Atlantic Ocean with the Pacific Ocean;

●	if we are required to pay tax on U.S. source income;

●	if we are treated as a “passive foreign investment company”; and

●	other factors detailed in this report and from time to time in our periodic reports.

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

Dorian LPG Ltd.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dorian LPG Ltd.

Unaudited Condensed Consolidated Balance Sheets

(Expressed in United States Dollars, except for share data)

	As of	As of
	December 31, 2022	March 31, 2022
Assets
Current assets
Cash and cash equivalents	$129,816,670	$236,758,927
Trade receivables, net and accrued revenues	8,290,143	853,060
Due from related parties	77,922,053	57,782,831
Inventories	2,612,904	2,266,351
Prepaid expenses and other current assets	9,415,894	10,232,083
Total current assets	228,057,664	307,893,252
Fixed assets
Vessels, net	1,193,974,225	1,238,061,690
Vessel under construction	26,045,036	16,401,532
Other fixed assets, net	37,241	54,101
Total fixed assets	1,220,056,502	1,254,517,323
Other non-current assets
Deferred charges, net	8,945,598	9,839,000
Derivative instruments	11,359,543	6,512,479
Due from related parties—non-current	20,900,000	19,800,000
Restricted cash—non-current	75,360	77,987
Operating lease right-of-use assets	38,877,468	8,087,014
Other non-current assets	2,134,886	635,038
Total assets	$1,530,407,021	$1,607,362,093
Liabilities and shareholders’ equity
Current liabilities
Trade accounts payable	$9,965,969	$9,541,131
Accrued expenses	6,201,359	3,801,448
Due to related parties	6,041,597	37,433
Deferred income	117,410	813,967
Current portion of long-term operating lease liabilities	8,396,020	8,073,364
Current portion of long-term debt	52,136,738	72,075,571
Dividends payable	1,011,126	494,180
Total current liabilities	83,870,219	94,837,094
Long-term liabilities
Long-term debt—net of current portion and deferred financing fees	577,202,083	590,687,387
Long-term operating lease liabilities	30,488,622	—
Other long-term liabilities	1,518,817	1,686,197
Total long-term liabilities	609,209,522	592,373,584
Total liabilities	693,079,741	687,210,678
Commitments and contingencies
Shareholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued nor outstanding	—	—
Common stock, $0.01 par value, 450,000,000 shares authorized, 51,595,898 and 51,321,695 shares issued, 40,350,535 and 40,185,042 shares outstanding (net of treasury stock), as of December 31, 2022 and March 31, 2022, respectively	515,960	513,217
Additional paid-in-capital	763,547,096	760,105,994
Treasury stock, at cost; 11,245,363 and 11,136,653 shares as of December 31, 2022 and March 31, 2022, respectively	(122,896,838)	(121,226,936)
Retained earnings	196,161,062	280,759,140
Total shareholders’ equity	837,327,280	920,151,415
Total liabilities and shareholders’ equity	$1,530,407,021	$1,607,362,093

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Dorian LPG Ltd.

Unaudited Condensed Consolidated Statements of Operations

(Expressed in United States Dollars)

	Three months ended		Nine months ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Revenues
Net pool revenues—related party	$96,558,251	$62,856,243	$237,314,421	$174,739,894
Time charter revenues	5,971,056	5,301,134	17,410,513	15,915,876
Other revenues, net	792,949	442,405	1,389,231	3,981,608
Total revenues	103,322,256	68,599,782	256,114,165	194,637,378
Expenses
Voyage expenses	424,343	779,746	2,567,506	3,200,751
Charter hire expenses	5,215,144	4,917,012	15,975,622	10,829,050
Vessel operating expenses	17,919,058	18,205,762	52,541,678	56,916,054
Depreciation and amortization	15,959,727	16,859,224	47,706,925	50,771,237
General and administrative expenses	6,947,964	5,867,454	24,537,134	23,257,989
Total expenses	46,466,236	46,629,198	143,328,865	144,975,081
Gain on disposal of vessels	—	—	—	3,466,210
Other income—related parties	638,055	580,388	1,793,595	1,793,663
Operating income	57,494,075	22,550,972	114,578,895	54,922,170
Other income/(expenses)
Interest and finance costs	(8,636,387)	(7,412,231)	(28,592,104)	(18,619,712)
Interest income	1,165,596	53,792	2,341,085	279,195
Unrealized gain/(loss) on derivatives	(700,015)	3,056,741	4,847,064	4,205,465
Realized gain/(loss) on derivatives	1,404,004	(895,782)	1,997,815	(2,714,337)
Other gain/(loss), net	536,437	(772,607)	1,250,140	(1,520,993)
Total other income/(expenses), net	(6,230,365)	(5,970,087)	(18,156,000)	(18,370,382)
Net income	$51,263,710	$16,580,885	$96,422,895	$36,551,788

Weighted average shares outstanding:
Basic	40,091,299	39,890,674	40,004,100	40,305,902
Diluted	40,254,774	40,025,399	40,178,642	40,460,665

Earnings per common share—basic	$1.28	$0.42	$2.41	$0.91
Earnings per common share—diluted	$1.27	$0.41	$2.40	$0.90

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Dorian LPG Ltd.

Unaudited Condensed Consolidated Statements of Shareholders’ Equity

(Expressed in United States Dollars, except for number of shares)

	Number of			Additional
	common	Common	Treasury	paid-in	Retained
	shares	stock	stock	capital	Earnings	Total
Balance, April 1, 2021	51,071,409	$510,715	$(99,862,114)	$756,776,217	$289,400,512	$946,825,330
Net income for the period	—	—	—	—	5,869,100	5,869,100
Restricted share award issuances	15,800	158	—	(158)	—	—
Stock-based compensation	—	—	—	647,124	—	647,124
Purchase of treasury stock	—	—	(14,793,180)	—	—	(14,793,180)
Balance, June 30, 2021	51,087,209	$510,873	$(114,655,294)	$757,423,183	$295,269,612	$938,548,374
Net income for the period	—	—	—	—	14,101,803	14,101,803
Restricted share award issuances	188,400	1,884	—	(1,884)	—	—
Dividend	—	—	—	—	(40,437,434)	(40,437,434)
Stock-based compensation	—	—	—	1,290,254	—	1,290,254
Purchase of treasury stock	—	—	(6,553,707)	—	—	(6,553,707)
Balance, September 30, 2021	51,275,609	$512,757	$(121,209,001)	$758,711,553	$268,933,981	$906,949,290
Net income for the period	—	—	—	—	16,580,885	16,580,885
Restricted share award issuances	—	—	—	—	—	—
Stock-based compensation	—	—	—	678,823	—	678,823
Purchase of treasury stock	—	—	(17,935)	—	—	(17,935)
Balance, December 31, 2021	51,275,609	$512,757	$(121,226,936)	$759,390,376	$285,514,866	$924,191,063

	Number of			Additional
	common	Common	Treasury	paid-in	Retained
	shares	stock	stock	capital	Earnings	Total
Balance, April 1, 2022	51,321,695	$513,217	$(121,226,936)	$760,105,994	$280,759,140	$920,151,415
Net income for the period	—	—	—	—	24,847,720	24,847,720
Restricted share award issuances	15,750	158	—	(158)	—	—
Dividend	—	—	—	—	(100,337,605)	(100,337,605)
Stock-based compensation	—	—	—	658,872	—	658,872
Purchase of treasury stock	—	—	(971,067)	—	—	(971,067)
Balance, June 30, 2022	51,337,445	$513,375	$(122,198,003)	$760,764,708	$205,269,255	$844,349,335
Net income for the period	—	—	—	—	20,311,465	20,311,465
Restricted share award issuances	240,751	2,408	—	(2,408)	—	—
Dividend	—	—	—	—	(40,332,833)	(40,332,833)
Stock-based compensation	—	—	—	1,740,328	—	1,740,328
Purchase of treasury stock	—	—	(698,835)	—	—	(698,835)
Balance, September 30, 2022	51,578,196	$515,783	$(122,896,838)	$762,502,628	$185,247,887	$825,369,460
Net income for the period	—	—	—	—	51,263,710	51,263,710
Restricted share award issuances	17,702	177	—	(177)	—	—
Dividend	—	—	—	—	(40,350,535)	(40,350,535)
Stock-based compensation	—	—	—	1,044,645	—	1,044,645
Balance, December 31, 2022	51,595,898	$515,960	$(122,896,838)	$763,547,096	$196,161,062	$837,327,280

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Dorian LPG Ltd.

Unaudited Condensed Consolidated Statements of Cash Flows

(Expressed in United States Dollars)

	Nine months ended
	December 31, 2022	December 31, 2021
Cash flows from operating activities:
Net income	$96,422,895	$36,551,788
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,706,925	50,771,237
Amortization of operating lease right-of-use assets	7,196,279	7,148,483
Amortization of financing costs	5,210,541	3,232,626
Unrealized gain on derivatives	(4,847,064)	(4,205,465)
Stock-based compensation expense	3,443,845	2,616,201
Gain on disposal of vessel	—	(3,466,210)
Unrealized foreign currency (gain)/loss, net	527,028	205,279
Other non-cash items, net	(1,743,887)	1,342,894
Changes in operating assets and liabilities
Trade receivables, net and accrued revenue	(7,437,083)	202,221
Prepaid expenses and other current assets	274,780	(960,151)
Due from related parties	(21,239,222)	10,148,374
Inventories	(346,553)	(408,693)
Other non-current assets	310,393	(11,743)
Operating lease liabilities—current and long-term	(7,150,782)	(7,158,734)
Trade accounts payable	(376,919)	(352,460)
Accrued expenses and other liabilities	2,392,779	(3,998,726)
Due to related parties	6,004,164	242,879
Payments for drydocking costs	(304,514)	(3,128,235)
Net cash provided by operating activities	126,043,605	88,771,565
Cash flows from investing activities:
Payments for vessel under construction and vessel capital expenditures	(10,139,570)	(22,225,882)
Purchase of long-term investments	(1,801,582)	—
Purchase of investment securities	—	(2,250,681)
Proceeds from sale of investment securities	2,003,458	3,742,429
Proceeds from disposal of vessel	—	43,283,021
Net cash provided by/(used in) investing activities	(9,937,694)	22,548,887
Cash flows from financing activities:
Proceeds from long-term debt borrowings	290,000,000	83,400,000
Repayment of long-term debt borrowings	(324,390,585)	(100,526,209)
Repurchase of common stock	(1,669,902)	(21,346,885)
Financing costs paid	(6,266,267)	(1,357,545)
Dividends paid	(180,504,027)	(40,210,344)
Net cash used in financing activities	(222,830,781)	(80,040,983)
Effects of exchange rates on cash and cash equivalents	(220,014)	(119,817)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	(106,944,884)	31,159,652
Cash, cash equivalents, and restricted cash at the beginning of the period	236,836,914	84,727,199
Cash, cash equivalents, and restricted cash at the end of the period	$129,892,030	$115,886,851

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Dorian LPG Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

(Expressed in United States Dollars)

1. Basis of Presentation and General Information

Dorian LPG Ltd. (“Dorian”) was incorporated on July 1, 2013 under the laws of the Republic of the Marshall Islands, is headquartered in the United States, and is engaged in the transportation of liquefied petroleum gas (“LPG”) worldwide. Specifically, Dorian and its subsidiaries (together “we”, “us”, “our”, or the “Company”) are focused on owning and operating very large gas carriers (“VLGCs”), each with a cargo carrying capacity of greater than 80,000 cbm, in the LPG shipping industry. As of December 31, 2022, our fleet consists of twenty-two VLGCs, including nineteen fuel-efficient 84,000 cbm ECO-design VLGCs (“ECO-VLGCs”), one 82,000 cbm VLGC and two time chartered-in ECO-VLGCs. As of December 31, 2022, thirteen of our ECO-VLGCs, including one of our time chartered-in ECO-VLGCs, are equipped with exhaust gas cleaning systems (commonly referred to as “scrubbers”) to reduce sulfur emissions. We have commitments related to scrubbers on an additional three of our VLGCs. We provide in-house commercial management services for all of our vessels, including our vessels deployed in the Helios Pool (defined below), which may also receive commercial management services from Phoenix (defined below). Excluding our time chartered-in vessels, we provide in-house technical management services for all of our vessels, including our vessels deployed in the Helios Pool (defined below).

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

Our subsidiaries as of December 31, 2022, which are all wholly-owned and are incorporated in the Republic of the Marshall Islands (unless otherwise noted), are listed below.

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
Dorian LPG Chartering LLC
Dorian LPG FFAS LLC
(1)	CBM: Cubic meters, a standard measure for LPG tanker capacity
(2)	Operated pursuant to a bareboat charter agreement as of December 31, 2022. Refer to Note 7 below for further information.
(3)	Upon delivery, the applicable vessel will be operated pursuant to a bareboat charter agreement. Refer to Note 15 below for further information.
(4)	The applicable vessel is expected to be delivered in calendar year 2023.

COVID-19

Since the beginning of calendar year 2020, the COVID-19 pandemic has negatively affected economic conditions, supply chains, labor markets, demand for certain shipped goods both regionally and globally, and has also negatively impacted and may continue to impact our operations and the operations of our customers and suppliers. Over the course of the pandemic, measures taken to mitigate the spread of the COVID-19 virus have included travel bans, quarantines, social distancing, limitations on public gatherings, impositions on supply chain logistics, lockdowns and other emergency public health measures, resulting in a significant reduction in overall global economic activity and extreme volatility in the global financial markets.

At present, we cannot fully ascertain the impact of COVID-19 on the Company’s future operational performance and financial results. To date, we have experienced increases in crew wages and related costs, particularly in crew travel and medical costs and certain spares and stores and associated transport costs due to COVID-19. Further impacts may be of greater magnitude and may be reflected in different cost items than we have experienced up to this point. If a resurgence of COVID-19, including due to new variants, results in travel restrictions, supply chain disruptions, and other impediments to the orderly conduct of seaborne trade, such as those caused by China’s “zero-covid” policy, there may be an additional material adverse effect on our results of operations, cash flows and financial condition.

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

Accounting Pronouncements Not Yet Adopted

In March 2020, the Financial Accounting Standards Board issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”).” ASU 2020-04 provides temporary optional expedients and exceptions to the guidance in U.S. GAAP on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. This ASU was effective for adoption at any time between March 12, 2020 and December 31, 2022. In December 2022, the Financial Accounting Standards Board issued ASU No. 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”).” ASU 2022-06 defers the sunset date included within Topic 848 from December 31, 2022, to December 31, 2024. We have determined that the adoption of this ASU would have an immaterial effect on our financial statements.

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

Dorian LPG (USA) LLC and its subsidiaries entered into an agreement with DHSA, retroactive to July 2014 and superseding an agreement between Dorian LPG (UK) Ltd. and DHSA, for the provision by Dorian LPG (USA) LLC and its subsidiaries of certain chartering and marine operation services to DHSA, for which income was earned and included in “Other income-related parties” totaling less than $0.1 million for both the three months ended December 31, 2022 and 2021 and $0.1 million for both the nine months ended December 31, 2022 and 2021.

As of December 31, 2022, $0.8 million was due from DHSA and included in “Due from related parties” in the unaudited interim condensed consolidated balance sheet. As of March 31, 2022, $1.0 million was due from DHSA and included in “Due from related parties” in the audited consolidated balance sheet.

Helios LPG Pool LLC

On April 1, 2015, Dorian and Phoenix began operations of the Helios Pool, which entered into pool participation agreements for the purpose of establishing and operating, as charterer, under variable rate time charters to be entered into with owners or disponent owners of VLGCs, a commercial pool of VLGCs whereby revenues and expenses are shared. We hold a 50% interest in the Helios Pool as a joint venture with Phoenix and all significant rights and obligations are equally shared by both parties. All profits of the Helios Pool are distributed to the pool participants based on pool points assigned to each vessel as variable charter hire and, as a result, there are no profits available to the equity investors as a share of equity. We have determined that the Helios Pool is a variable interest entity as it does not have sufficient equity at risk. We do not consolidate the Helios Pool because we are not the primary beneficiary and do not have a controlling financial interest. In consideration of Accounting Standards Codification (“ASC”) 810-10-50-4e, the significant factors considered and judgments made in determining that the power to direct the activities of the Helios Pool that most significantly impact the entity’s economic performance are shared, in that all significant performance activities which relate to approval of pool policies and strategies related to pool customers and the marketing of the pool for the procurement of customers for the pool vessels, addition of new pool vessels and the pool cost management, require unanimous board consent from a board consisting of two members from each joint venture investor. Further, in accordance with the guidance in ASC 810-10-25-38D, the Company and Phoenix are not related parties as defined in ASC 850 nor are they de facto agents pursuant to ASC 810-10, the power over the significant activities of the Helios Pool is shared, and no party is the primary beneficiary in the Helios Pool, or has a controlling financial interest. As of December 31, 2022, the Helios Pool operated twenty-three VLGCs, including twenty vessels from our fleet (including two vessels time chartered-in from unrelated parties) and three Phoenix vessels.

As of December 31, 2022, we had net receivables from the Helios Pool of $91.9 million (net of amounts due to Helios Pool of $6.0 million which are reflected under “Due to related Parties”), including $22.0 million of working capital contributed for the operation of our vessels in the pool (of which $1.1 million was classified as current). As of March 31, 2022, we had net receivables from the Helios Pool of $76.5 million (net of an amount due to Helios Pool of $0.1 million which are reflected under “Due to related Parties”), including $23.1 million of working capital contributed for the operation of our vessels in the pool (of which $3.3 million was classified as current). Our maximum exposure to losses from the pool as of December 31, 2022 is limited to the receivables from the pool. The Helios Pool does not have any third-party debt obligations. The Helios Pool has entered into commercial management agreements with each of Dorian LPG (UK) Ltd. and Phoenix and has appointed both as the exclusive commercial managers of pool vessels. Dorian LPG (DK) ApS has assumed the responsibilities of Dorian LPG (UK) Ltd. under such agreements with the consolidation of our London, United Kingdom office into our Copenhagen, Denmark office. Fees for such services earned by Dorian LPG (DK) ApS are included in “Other income-related parties” in the unaudited interim condensed consolidated statement of operations and were $0.6 million and $0.5 million for the three months ended December 31, 2022, and 2021, respectively, and $1.6 million for both the nine months ended December 31, 2022 and 2021. Additionally, we receive a fixed reimbursement of expenses such as costs for security guards and war risk insurance for vessels operating in high risk areas from the Helios Pool, for which we earned $0.6 million and $0.4 million for the three months ended December 31, 2022, and 2021, respectively, and $1.1 million and $1.9 million for the nine months ended December 31, 2022, and 2021, respectively, and are included in “Other revenues, net” in the unaudited interim condensed consolidated statements of operations.

Through our vessel owning subsidiaries, we have chartered vessels to the Helios Pool during the nine months ended December 31, 2022 and 2021. The time charter revenue from the Helios Pool is variable depending upon the net results of the pool, operating days and pool points for each vessel. The Helios Pool enters into voyage and time charters with external parties and receives freight and related revenue and, where applicable, incurs voyage costs such as bunkers, port costs and commissions. At the end of each month, the Helios Pool calculates net pool revenues using gross revenues, less voyage expenses of all pool vessels, less fixed time charter hire for any chartered-in vessels, less the general and administrative expenses of the pool as variable rate time charter hire for the relevant vessel to participants based on pool points (vessel attributes such as cargo carrying capacity, scrubber-equipped, fuel consumption, and speed are taken into consideration) and number of days the vessel participated in the pool in the period. Net pool revenues, less any amounts required for working capital of the Helios Pool, are distributed, to the extent they have been collected from third-party customers of the Helios Pool. We recognize net pool revenues on a monthly basis, when each relevant vessel has participated in the pool during the period and the amount of net pool revenues for the month can be estimated reliably. Revenue earned from the Helios Pool is presented in Note 12.

4. Deferred Charges, Net

The analysis and movement of deferred charges is presented in the table below:

Drydocking
costs
Balance, April 1, 2022	$9,839,000
Additions	1,219,522
Amortization	(2,112,924)
Balance, December 31, 2022	$8,945,598

5. Vessels, Net

		Accumulated
	Cost	depreciation	Net book Value
Balance, April 1, 2022	$1,638,075,449	$(400,013,759)	$1,238,061,690
Other additions	1,505,563	—	1,505,563
Depreciation	—	(45,593,028)	(45,593,028)
Balance, December 31, 2022	$1,639,581,012	$(445,606,787)	$1,193,974,225

Additions to vessels, net, mainly consisted of scrubber purchases and installation costs and other capital improvements for certain of our VLGCs during the nine months ended December 31, 2022. Our vessels, with a total carrying value of $1,157.0 million and $1,198.7 million as of December 31, 2022 and March 31, 2022, respectively, are first-priority mortgaged as collateral for our long-term debt (refer to Note 7 below). Captain John NP is our only VLGC that is not first-priority mortgaged as collateral for our long-term debt as of December 31, 2022 and March 31, 2022. No impairment loss was recorded for the periods presented.

6. Vessel Under Construction

As further described in Note 15, we have entered into a thirteen-year bareboat charter agreement for a newbuilding dual-fuel VLGC that is expected to be delivered from Kawasaki Heavy Industries in March 2023. The analysis and movement of vessel under construction is presented in the table below:

Net book Value
Balance, April 1, 2022	$16,401,532
Installment payments	8,000,000
Other capitalized expenditures	642,707
Capitalized interest	1,000,797
Balance, December 31, 2022	$26,045,036

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

We were in compliance with all financial covenants as of December 31, 2022.

2022 Debt Facility

On July 29, 2022, we entered into a $260.0 million debt financing facility (the “2022 Debt Facility”) with Crédit Agricole Corporate and Investment Bank (“CACIB”), ING Bank N.V. (“ING”), Skandinaviska Enskilda Banken AB (publ) (“SEB”), BNP Paribas (“BNP”), and Danish Ship Finance A/S (“DSF”) to refinance indebtedness under the 2015 AR Facility and the Concorde Japanese Financing, and to releverage Corvette following the repurchase of that vessel from its owners on July 21, 2022. The 2022 Debt Facility consists of (i) a term loan facility in an aggregate principal amount of $240.0 million and (ii) a revolving credit facility in an aggregate principal amount of up to $20.0 million. The loan comprised two separate drawdowns with $216.0 million drawn on August 4, 2022 relating to nine of our VLGCs, and the remaining $24.0 million relating to Concorde drawn on September 6, 2022. The term loan is for a period of seven (7) years with an interest rate of SOFR plus a margin of 2.20%. The margin can be decreased by five basis points if the leverage ratio (which is based on the ratio of the debt outstanding to the aggregate market value of our vessels secured under the 2022 Debt Facility) is less than 35% or increased by five basis points if it is greater than or equal to 45%. The 2022 Debt Facility agreement also includes a provision to receive a five basis point increase or reduction in the margin for reductions in our average efficiency ratio (which weighs carbon emissions for a voyage against the design deadweight of a vessel and the distance traveled on such voyage) versus the level set by the International Maritime Organization. This is calculated annually and, as of December 31, 2022, our margin has been reduced by five basis points to 2.15%.

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

We were in compliance with all financial covenants as of December 31, 2022.

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

Debt Obligations

The table below presents our debt obligations:

	December 31, 2022	March 31, 2022
2015 AR Facility
Commercial Financing	$—	$91,651,888
KEXIM Direct Financing	—	44,406,733
KEXIM Guaranteed	—	47,190,358
K-sure Insured	—	23,132,295
Total 2015 AR Facility	$—	$206,381,274

2022 Debt Facility	$230,000,000	$—

Japanese Financings
Corsair Japanese Financing	$35,208,334	$37,645,833
Concorde Japanese Financing	—	42,269,231
Corvette Japanese Financing	—	42,807,692
Cresques Japanese Financing	43,095,000	45,660,000
Cratis Japanese Financing	46,600,000	49,660,000
Copernicus Japanese Financing	46,600,000	49,660,000
Chaparral Japanese Financing	62,934,348	64,662,242
Caravelle Japanese Financing	47,000,000	49,700,000
Cougar Japanese Financing	48,200,000	—
Total Japanese Financings	$329,637,682	$382,064,998

BALCAP Facility	$75,992,178	$81,574,172

Total debt obligations	$635,629,860	$670,020,444
Less: deferred financing fees	6,291,039	7,257,486
Debt obligations—net of deferred financing fees	$629,338,821	$662,762,958

Presented as follows:
Current portion of long-term debt	$52,136,738	$72,075,571
Long-term debt—net of current portion and deferred financing fees	577,202,083	590,687,387
Total	$629,338,821	$662,762,958

Deferred Financing Fees

The analysis and movement of deferred financing fees is presented in the table below:

Financing
costs
Balance, April 1, 2022	$7,257,486
Additions	4,244,094
Amortization	(5,210,541)
Balance, December 31, 2022	$6,291,039

8. Leases

Time charter-in contracts

During the nine months ended December 31, 2022, we did not take delivery of any time chartered-in VLGCs. During this period, one existing charter was extended by 11 months that was excluded from operating lease right-of-use asset and lease liability recognition on our consolidated balance sheet. Also, during this period, one existing charter was extended for two years, with two consecutive one-year charterer’s option periods for up to an aggregate of four years, and initially recognized the applicable right-of-use asset and lease liability of $37.7 million on our balance sheet. As of December 31, 2022, the applicable right-of-use asset and lease liability was equal to $37.1 million. As of December 31, 2022, our time chartered-in VLGCs were deployed in the Helios Pool and earned net pool revenues of $9.2 million and $5.5 million for the three months ended December 31, 2022 and 2021, respectively, and $22.7 million and $12.3 million for the nine months ended December 31, 2022, and 2021, respectively.

Charter hire expenses for the VLGCs time chartered in were as follows:

	Three months ended		Nine months ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Charter hire expenses	$5,215,144	$4,917,012	$15,975,622	$10,829,050

Office leases

We currently have operating leases for our offices in Stamford, Connecticut, USA; Copenhagen, Denmark; and Athens, Greece, which we determined to be operating leases and record the lease expense as part of general and administrative expenses in our consolidated statements of operations. The lease for our office in London, United Kingdom expired in August 2022. During the nine months ended December 31, 2022, we extended the leases of our Stamford, Connecticut office and our Athens, Greece office for an additional five and four years, respectively, and entered into a 31-month lease for new premises for our Copenhagen, Denmark office.

Operating lease rent expense related to our office leases was as follows:

	Three months ended		Nine months ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Operating lease rent expense	$135,825	$148,384	$453,007	$464,394

For our office leases and time charter-in arrangement, the discount rate used ranged from 4.92% to 6.34%. The weighted average discount rate used to calculate the lease liability was 6.32%. The weighted average remaining lease term of our office leases and time chartered-in vessel as of December 31, 2022 is 48.9 months.

Our operating lease right-of-use asset and lease liabilities as of December 31, 2022 were as follows:

Description	Location on Balance Sheet	December 31, 2022
Assets:
Non-current
Office leases	Operating lease right-of-use assets	$1,766,167
Time charter-in VLGCs	Operating lease right-of-use assets	$37,111,301

Liabilities:
Current
Office Leases	Current portion of long-term operating leases	$419,074
Time charter-in VLGCs	Current portion of long-term operating leases	$7,976,946

Long-term
Office Leases	Long-term operating leases	$1,354,266
Time charter-in VLGCs	Long-term operating leases	$29,134,356

Maturities of operating lease liabilities as of December 31, 2022 were as follows:

Less than one year	$10,577,878
One to three years	21,700,042
Three to five years	11,856,118
Total undiscounted lease payments	44,134,038
Less: imputed interest	(5,249,396)
Carrying value of operating lease liabilities	$38,884,642

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

On October 27, 2022, we announced that our Board of Directors declared an irregular cash dividend of $1.00 per share of the Company’s common stock to all shareholders of record as of the close of business on November 7, 2022, totaling $40.4 million. We paid $40.1 million on December 6, 2022 and the remaining $0.3 million is deferred until certain shares of restricted stock vest.

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

10. Stock Repurchase Authority

On February 2, 2022, our Board of Directors authorized the repurchase of up to $100.0 million of our common shares (the “2022 Common Share Repurchase Authority”). Under these authorizations, when in force, purchases were and may be made at our discretion in the form of open market repurchase programs, privately negotiated transactions, accelerated share repurchase programs or a combination of these methods. The actual amount and timing of share repurchases are subject to capital availability, our determination that share repurchases are in the best interest of our shareholders, and market conditions. As of December 31, 2022, our total purchases under the 2022 Common Share Repurchase Authority totaled 0.05 million shares for an aggregate consideration of $0.7 million. We are not obligated to make any common share repurchases.

11. Stock-Based Compensation Plans

Our stock-based compensation expense is included within general and administrative expenses in the unaudited interim condensed consolidated statements of operations and was $1.0 million and $0.7 million for the three months ended December 31, 2022 and 2021, respectively, and $3.4 million and $2.6 million for the nine months ended December 31, 2022 and 2021 respectively. Unrecognized compensation cost was $2.7 million as of December 31, 2022 and will be recognized over a remaining weighted average life of 2.08 years. For more information on our equity incentive plan, refer to Note 13 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2022.

A summary of the activity of restricted shares and units awarded under our equity incentive plan as of December 31, 2022 and changes during the nine months ended December 31, 2022, is as follows:

		Weighted-Average
		Grant-Date
Incentive Share/Unit Awards	Number of Shares/Units	Fair Value
Unvested as of April 1, 2022	329,090	$10.56
Granted	266,350	15.55
Vested	(264,558)	(11.96)
Unvested as of December 31, 2022	330,882	$13.46

12. Revenues

Revenues comprise the following:

	Three months ended		Nine months ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Net pool revenues—related party	$96,558,251	$62,856,243	$237,314,421	$174,739,894
Time charter revenues	5,971,056	5,301,134	17,410,513	15,915,876
Other revenues, net	792,949	442,405	1,389,231	3,981,608
Total revenues	$103,322,256	$68,599,782	$256,114,165	$194,637,378

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

The following table summarizes the location on the balance sheet of the financial assets and liabilities that are carried at fair value on a recurring basis, which comprise our financial derivatives, all of which are considered Level 2 items in accordance with the fair value hierarchy:

	December 31, 2022		March 31, 2022
	Other non-current assets	Long-term liabilities	Other non-current assets	Long-term liabilities
Derivatives not designated as hedging instruments	Derivative instruments	Derivative instruments	Derivative instruments	Derivative instruments
Interest rate swap agreements	$11,359,543	$—	$6,512,479	$—

The effect of derivative instruments within the unaudited interim condensed consolidated statements of operations for the periods presented is as follows:

		Three months ended
Derivatives not designated as hedging instruments	Location of gain/(loss) recognized	December 31, 2022	December 31, 2021
Interest rate swaps—change in fair value	Unrealized gain/(loss) on derivatives	(700,015)	3,056,741
Interest rate swaps—realized gain/(loss)	Realized gain/(loss) on derivatives	1,404,004	(895,782)
Gain/(loss) on derivatives, net		$703,989	$2,160,959

		Nine months ended
Derivatives not designated as hedging instruments	Location of gain/(loss) recognized	December 31, 2022	December 31, 2021
Interest rate swaps—change in fair value	Unrealized gain on derivatives	4,847,064	4,205,465
Interest rate swaps—realized gain/(loss)	Realized gain/(loss) on derivatives	1,997,815	(2,714,337)
Gain/(loss) on derivatives, net		$6,844,879	$1,491,128

As of December 31, 2022 and March 31, 2022, no fair value measurements for assets or liabilities under Level 1 or Level 3 were recognized in the consolidated balance sheets with the exception of cash and cash equivalents, restricted cash, and investment securities. We did not have any other assets or liabilities measured at fair value on a non-recurring basis during the three and nine months ended December 31, 2022 and 2021.

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

The summary of gains and losses on our investment securities included in other gain/(loss), net on our consolidated statements of operations for the periods presented is as follows:

	Three months ended
	December 31, 2022	December 31, 2021
Unrealized gain/(loss) on investment securities	$206,691	$(1,179,297)
Realized loss on investment securities	—	(305)
Net gain/(loss) on investment securities	$206,691	$(1,179,602)

	Nine months ended
	December 31, 2022	December 31, 2021
Unrealized gain/(loss) on investment securities	$1,013,794	$(1,710,348)
Realized gain on investment securities	776,770	447,255
Net gain/(loss) on investment securities	$1,790,564	$(1,263,093)

We have long-term bank debt related to the 2022 Debt Facility, the Cougar Japanese Financing, and the Cresques Japanese Financing for which we believe the carrying values approximate their fair values as the loans bear interest at variable interest rates, being SOFR and LIBOR, which are observable at commonly quoted intervals for the full terms of the loans, and hence are considered as Level 2 items in accordance with the fair value hierarchy. We also have long-term debt related to the Corsair Japanese Financing, Cratis Japanese Financing, Copernicus Japanese Financing, Chaparral Japanese Financing, and Caravelle Japanese Financing (collectively the “Japanese Financings”) that incur interest at a fixed-rate. We have long-term debt related to the BALCAP Facility that incurs interest at a fixed-rate. The fixed-rate Japanese Financings and the BALCAP Facility are considered Level 2 items in accordance with the fair value hierarchy and the fair value of each is based on a discounted cash flow analysis using current observable SOFR interest rates. The following table summarizes the carrying value and estimated fair value of our fixed debt obligations as of:

	December 31, 2022		March 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Corsair Japanese Financing	$35,208,334	$33,730,112	$37,645,833	$36,904,683
Concorde Japanese Financing	—	—	42,269,231	41,352,417
Corvette Japanese Financing	—	—	42,807,692	41,862,894
Cratis Japanese Financing	46,600,000	42,940,476	49,660,000	46,716,277
Copernicus Japanese Financing	46,600,000	42,940,476	49,660,000	46,716,277
Chaparral Japanese Financing	62,934,348	61,084,562	64,662,242	64,321,963
Caravelle Japanese Financing	47,000,000	43,312,327	49,700,000	46,792,400
BALCAP Facility	$75,992,178	70,577,748	$81,574,172	$77,063,912

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

The calculations of basic and diluted EPS for the periods presented are as follows:

	Three months ended		Nine months ended
(In U.S. dollars except share data)	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Numerator:
Net income	$51,263,710	$16,580,885	$96,422,895	$36,551,788
Denominator:
Basic weighted average number of common shares outstanding	40,091,299	39,890,674	40,004,100	40,305,902
Effect of dilutive restricted stock and restricted stock units	163,475	134,725	174,542	154,763
Diluted weighted average number of common shares outstanding	40,254,774	40,025,399	40,178,642	40,460,665
EPS:
Basic	$1.28	$0.42	$2.41	$0.91
Diluted	$1.27	$0.41	$2.40	$0.90

No shares of unvested restricted stock were excluded from the calculation of diluted EPS for the three and nine months ended December 31, 2022, and 2021.

15.  Commitments and Contingencies

Commitments under Contracts for Scrubbers Purchases

We had contractual commitments related to scrubbers to reduce sulfur emissions:

December 31, 2022
Less than one year	$2,587,749

Commitments under Bareboat Charter Header Agreement

On March 31, 2021, we entered into a thirteen-year bareboat charter agreement for a newbuilding dual-fuel VLGC that is expected to be delivered from Kawasaki Heavy Industries in March 2023. The structure of the financing of the newbuilding is analogous to that of our Japanese Financings in which a third party will purchase the vessel and we will bareboat charter such vessel from the third party. As part of the agreement, we control the building of the vessel and the use of the vessel after it is delivered. The vessel will be built to our specifications; we will supervise the building of the vessel to meet these specifications; and we will technically and commercially manage the vessel after its delivery. Under the agreement, we had commitments of $24.0 million of predelivery costs as well as the cost of additional features to meet our specifications and supervision costs for an aggregate total of approximately $25.0 million. As of December 31, 2022, we had approximately $1.0 million of commitments under the agreement outstanding that we expect to settle during the year ending March 31, 2023. Construction of the vessel commenced in December 2021.

Time Charter-in

We had the following time charter-in commitments relating to VLGCs:

December 31, 2022
Less than one year	$29,832,333
One to three years	64,080,000
Three to five years	64,080,000
Thereafter	72,140,000
Total	$230,132,333

The time charter-in commitments as of December 31, 2022, relate to (i) three newbuilding dual-fuel Panamax LPG vessels that we previously entered into agreements to time-charter in with purchase options that are scheduled to be delivered during the first to third calendar quarters of 2023 for a period of seven years each; (ii) a less than one-year time chartered in VLGC that is scheduled to expire during the three months ended September 30, 2023; and (iii) excludes operating lease liabilities related to a VLGC that is recorded on the unaudited condensed consolidated balance sheets as of December 31, 2022.

Fixed Time Charter Contracts

We had the following future minimum fixed time charter hire receipts based on non-cancelable long-term fixed time charter contracts:

December 31, 2022
Less than one year	$26,685,000
One to three years	13,607,986
Total	$40,292,986

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

16. Subsequent Events

Interest Rate Swap

On January 20, 2023, we entered into an interest rate swap agreement with ING in order to manage our variable interest rate exposure risk by effectively converting a portion of our debt from a floating to a fixed rate. The notional value increases as other swaps amortize and then decreases with the debt outstanding under the 2022 Debt Facility until final settlement in July 2029. The effect is to maintain a constant ratio between the debt outstanding under the 2022 Debt Facility and the notional hedges. The initial notional value is $3.5 million with an effective date of June 26, 2023 and a fixed interest rate of 2.8525%.

Dividend

On February 1, 2023, we announced that our Board of Directors declared an irregular cash dividend of $1.00 per share of the Company’s common stock to all shareholders of record as of the close of business on February 15, 2023, totaling $40.4 million. The dividend is payable on or about February 28, 2023.

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

Overview

We are a Marshall Islands corporation headquartered in the United States and primarily focused on owning and operating VLGCs, each with a cargo-carrying capacity of greater than 80,000 cbm, in the LPG shipping industry. Our fleet currently consists of twenty-two VLGC carriers, including nineteen fuel-efficient 84,000 cbm ECO-VLGCs, one 82,000 cbm VLGCs, and two time chartered-in ECO-VLGCs. We have equipped twelve of our ECO-VLGCs and time chartered-in one vessel with scrubbers and we have commitments related to scrubbers on an additional three of our vessels as of January 27, 2023. Vessels fitted with scrubbers allow us to reduce our emissions and to burn less refined fuel, which is frequently cheaper than more refined, lower sulfur grades. When the cost of more refined fuel exceeds that of less refined fuel, we are typically able to earn a higher TCE for spot voyages and to potentially contract time charters at higher rates compared to vessels without scrubbers.

Dorian’s nineteen ECO-VLGCs, which incorporate fuel efficiency, emission-reducing technologies, and certain custom features, were acquired by us for an aggregate purchase price of $1.4 billion and delivered to us between July 2014 and February 2016, seventeen of which were delivered during calendar year 2015 or later.

On April 1, 2015, Dorian and Phoenix began operations of the Helios Pool, which entered into pool participation agreements for the purpose of establishing and operating, as charterer, under a variable rate time charter to be entered into with owners or disponent owners of VLGCs, a commercial pool of VLGCs whereby revenues and expenses are shared. The vessels entered into the Helios Pool may operate either in the spot market, pursuant to contracts of affreightment, or COAs, or on time charters of two years' duration or less. As of January 27, 2023, twenty of our twenty-two VLGCs were employed in the Helios Pool, including our two time chartered-in VLGCs.

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

Recent Developments

Interest Rate Swap

On January 20, 2023, we entered into an interest rate swap agreement with ING in order to manage our variable interest rate exposure risk by effectively converting a portion of our debt from a floating to a fixed rate. The notional value increases as other swaps amortize and then decreases with the debt outstanding under the 2022 Debt Facility until final settlement in July 2029. The effect is to maintain a constant ratio between the debt outstanding under the 2022 Debt Facility and the notional hedges. The initial notional value is $3.5 million with an effective date of June 26, 2023 and a fixed interest rate of 2.8525%.

Dividend

On February 1, 2023, we announced that our Board of Directors declared an irregular cash dividend of $1.00 per share of the Company’s common stock to all shareholders of record as of the close of business on February 15, 2023, totaling $40.4 million. The dividend is payable on or about February 28, 2023.

Our Fleet

The following table sets forth certain information regarding our fleet as of January 27, 2023.

	Capacity			ECO	Scrubber		Charter
	(Cbm)	Shipyard	Year Built	Vessel(1)	Equipped	Employment	Expiration(2)
Dorian VLGCs
Captain John NP	82,000	Hyundai	2007	—	—	Pool(4)	—
Comet	84,000	Hyundai	2014	X	X	Pool(4)	—
Corsair(3)	84,000	Hyundai	2014	X	X	Time Charter(6)	Q4 2024
Corvette	84,000	Hyundai	2015	X	X	Pool(4)	—
Cougar(3)	84,000	Hyundai	2015	X	—	Pool(4)	—
Concorde	84,000	Hyundai	2015	X	X	Time Charter(7)	Q1 2024
Cobra	84,000	Hyundai	2015	X	—	Pool(4)	—
Continental	84,000	Hyundai	2015	X	—	Pool-TCO(5)	Q4 2023
Constitution	84,000	Hyundai	2015	X	X	Pool(4)	—
Commodore	84,000	Hyundai	2015	X	—	Pool-TCO(5)	Q1 2023
Cresques(3)	84,000	Daewoo	2015	X	X	Pool(4)	—
Constellation	84,000	Hyundai	2015	X	X	Pool(4)	—
Cheyenne	84,000	Hyundai	2015	X	X	Pool-TCO(5)	Q2 2023
Clermont	84,000	Hyundai	2015	X	X	Pool-TCO(5)	Q1 2023
Cratis(3)	84,000	Daewoo	2015	X	X	Pool(4)	—
Chaparral(3)	84,000	Hyundai	2015	X	—	Pool(4)	—
Copernicus(3)	84,000	Daewoo	2015	X	X	Pool(4)	—
Commander	84,000	Hyundai	2015	X	X	Pool(4)	—
Challenger	84,000	Hyundai	2015	X	—	Pool-TCO(5)	Q2 2023
Caravelle(3)	84,000	Hyundai	2016	X	—	Pool(4)	—
Total	1,678,000

Time chartered-in VLGCs
Future Diamond(8)	80,876	Hyundai	2020	X	X	Pool(4)	—
Astomos Venus(9)	77,367	Mitsubishi	2016	X	—	Pool(4)	—

(1)	Represents vessels with very low revolutions per minute, long-stroke, electronically controlled engines, larger propellers, advanced hull design, and low friction paint.

(2)	Represents calendar year quarters.

(3)	Operated pursuant to a bareboat chartering agreement as of January 27, 2023. See Note 7 to our unaudited interim condensed consolidated financial statements included herein.

(4)	“Pool” indicates that the vessel operates in the Helios Pool on a voyage charter with a third party and we receive a portion of the pool profits calculated according to a formula based on the vessel’s pro rata performance in the pool.

(5)	“Pool-TCO” indicates that the vessel is operated in the Helios Pool on a time charter out to a third party and we receive a portion of the pool profits calculated according to a formula based on the vessel’s pro rata performance in the pool.

(6)	Currently on a time charter with an oil major that began in November 2019.

(7)	Currently on time charter with a major oil company that began in March 2019.

(8)	Currently time chartered-in to our fleet with an expiration during the first calendar quarter of 2025.

(9)	Currently time chartered-in to our fleet with an expiration during the third calendar quarter of 2023.

Results of Operations – For the three months ended December 31, 2022 as compared to the three months ended December 31, 2021

Revenues

The following table compares our revenues for the three months ended December 31:

			Increase /	Percent
	2022	2021	(Decrease)	Change
Net pool revenues—related party	$96,558,251	$62,856,243	$33,702,008	53.6%
Time charter revenues	5,971,056	5,301,134	669,922	12.6%
Other revenues, net	792,949	442,405	350,544	79.2%
Total	$103,322,256	$68,599,782	$34,722,474	50.6%

Revenues, which represent net pool revenues—related party, time charters and other revenues, net, were $103.3 million for the three months ended December 31, 2022, an increase of $34.7 million, or 50.6%, from $68.6 million for the three months ended December 31, 2021 primarily due to an increase in average TCE rates, partially offset by a decrease in fleet utilization. Average TCE rates increased by $19,260 per operating day from $33,508 for the three months ended December 31, 2021 to $52,768 for the three months ended December 31, 2022, primarily due to higher spot rates despite higher bunker prices. The Baltic Exchange Liquid Petroleum Gas Index, an index published daily by the Baltic Exchange for the spot market rate for the benchmark Ras Tanura-Chiba route (expressed as U.S. dollars per metric ton), averaged $119.106 during the three months ended December 31, 2022 compared to an average of $59.252 for the three months ended December 31, 2021. The average price of very low sulfur fuel oil (expressed as U.S. dollars per metric ton) from Singapore and Fujairah increased from $609 during the three months ended December 31, 2021, to $676 during the three months ended December 31, 2022. Our fleet utilization decreased from 98.5% during the three months ended December 31, 2021 to 97.8% during the three months ended December 31, 2022.

Charter Hire Expenses

Charter hire expenses for the vessels chartered in from third parties were $5.2 million and $4.9 million for the three months ended December 31, 2022 and 2021, respectively. The increase of $0.3 million, or 6.1%, was mainly caused by an increase in the number of chartered-in days from 169 for the three months ended December 31, 2021 to 184 for the three months ended December 31, 2022.

Vessel Operating Expenses

Vessel operating expenses were $17.9 million during the three months ended December 31, 2022, or $9,739 per vessel per calendar day, which is calculated by dividing vessel operating expenses by calendar days for the relevant time-period for the technically-managed vessels that were in our fleet. The decrease of $0.3 million, or 1.6% from $18.2 million for the three months ended December 31, 2021 was due to a reduction of calendar days for our fleet from 1,932 during the three months ended December 31, 2021 to 1,840 during the three months ended December 31, 2022, driven by the sale of Captain Nicholas ML prior to the three months ended December 31, 2022. The increase of $315 per vessel per calendar day, from $9,423 for the three months ended December 31, 2021 to $9,739 per vessel per calendar day for the three months ended December 31, 2022 was primarily the result of increases of $115 per vessel per calendar day in operating expenses related to lubricants, $110 per vessel per calendar day in operating expenses related to repairs and maintenance, and spares and stores, and $65 per vessel per calendar day in operating expenses related to crew wages and related costs, for the three months ended December 31, 2022.

General and Administrative Expenses

General and administrative expenses were $6.9 million for the three months ended December 31, 2022, an increase of $1.0 million, or 18.4%, from $5.9 million for the three months ended December 31, 2021. This increase was driven by $0.2 million in financial support for the families of our Ukrainian and Russian seafarers affected by the events in Ukraine and increases of $0.4 million and $0.4 million in stock-based compensation and other general and administrative expenses, respectively, for the three months ended December 31, 2022.

Interest and Finance Costs

Interest and finance costs amounted to $8.6 million for the three months ended December 31, 2022, an increase of $1.2 million, or 16.5%, from $7.4 million for the three months ended December 31, 2021. The increase of $1.2 million during this period was mainly due to an increase of $3.1 million in interest incurred on our long-term debt, partially offset by a decrease of $1.5 million in amortization of financing costs resulting from the refinancing of Commander and Constellation during the three months ended December 31, 2021, and an increase in capitalized interest of $0.3 million. The increase in interest on our long-term debt was driven by an increase in average interest rates due to rising SOFR on our floating-rate long-term debt, and an increase in average indebtedness, excluding deferred financing fees, from $576.0 million for the three months ended December 31, 2021 to $645.0 million for the three months ended December 31, 2022. The increase in average indebtedness is due to the 2022 Debt Facility refinancing prior to the three months ended December 31, 2022. As of December 31, 2022, the outstanding balance of our long-term debt, net of deferred financing fees of $6.3 million, was $629.3 million.

Unrealized Gain/(Loss) on Derivatives

Unrealized loss on derivatives amounted to $0.7 million for the three months ended December 31, 2022, compared to a gain of $3.1 million for the three months ended December 31, 2021. The $3.8 million swing is attributable to reductions in notional amounts and an unfavorable change in forward SOFR yield curves (forward LIBOR curves in the prior period).

Realized Gain/(Loss) on Derivatives

Realized gain on derivatives amounted to $1.4 million for the three months ended December 31, 2022, compared to a realized loss of $0.9 million for the three months ended December 31, 2021. The favorable $2.3 million difference is due to an increase in floating SOFR resulting in the realized gain on our interest rate swaps.

Results of Operations – For the nine months ended December 31, 2022 as compared to the nine months ended December 31, 2021

Revenues

The following table compares our revenues for the nine months ended December 31:

			Increase /	Percent
	2022	2021	(Decrease)	Change
Net pool revenues—related party	$237,314,421	$174,739,894	$62,574,527	35.8%
Time charter revenues	17,410,513	15,915,876	1,494,637	9.4%
Other revenues, net	1,389,231	3,981,608	(2,592,377)	(65.1)%
Total	$256,114,165	$194,637,378	$61,476,787	31.6%

Revenues, which represent net pool revenues—related party, time charters and other revenues, net, were $256.1 million for the nine months ended December 31, 2022, an increase of $61.5 million, or 31.6%, from $194.6 million for the nine months ended December 31, 2021 primarily due to an increase in average TCE rates, partially offset by a decrease in fleet utilization. Average TCE rates increased by $12,401 per operating day from $32,034 for the nine months ended December 31, 2021 to $44,435 for the nine months ended December 31, 2022, primarily due to higher spot rates despite higher bunker prices. The Baltic Exchange Liquid Petroleum Gas Index, an index published daily by the Baltic Exchange for the spot market rate for the benchmark Ras Tanura-Chiba route (expressed as U.S. dollars per metric ton), averaged $86.882 during the nine months ended December 31, 2022 compared to an average of $51.201 for the nine months ended December 31, 2021. The average price of very low sulfur fuel oil (expressed as U.S. dollars per metric ton), from Singapore and Fujairah increased from $552 during the nine months ended December 31, 2021, to $827 during the nine months ended December 31, 2022. Our fleet utilization decreased from 96.8% during the nine months ended December 31, 2021 to 94.8% during the nine months ended December 31, 2022.

Charter Hire Expenses

Charter hire expenses for the vessels chartered in from third parties were $16.0 million and $10.8 million for the nine months ended December 31, 2022 and 2021, respectively. The increase of $5.2 million, or 47.5%, was mainly caused by an increase in the number of chartered-in days from 399 for the nine months ended December 31, 2021 to 550 for the nine months ended December 31, 2022.

Vessel Operating Expenses

Vessel operating expenses were $52.5 million during the nine months ended December 31, 2022, or $9,553 per vessel per calendar day, which is calculated by dividing vessel operating expenses by calendar days for the relevant time-period for the technically-managed vessels that were in our fleet. The decrease of $4.4 million, or 7.7% from $56.9 million for the nine months ended December 31, 2021 was due to a reduction of calendar days for our fleet from 5,935 during the nine months ended December 31, 2021 to 5,500 during the nine months ended December 31, 2022, driven by the sales of Captain Markos NL and Captain Nicholas ML prior to the nine months ended December 31, 2022. On a per vessel per calendar day basis, vessel operating expenses were relatively flat, slightly decreasing $37 per vessel per calendar day, from $9,590 for the nine months ended December 31, 2021 to $9,553 per vessel per calendar day for the nine months ended December 31, 2022. The slight reduction was primarily the result of a decrease of $154 per vessel per calendar day in operating expenses related to repairs and maintenance, and spares and stores, partially offset by an increase of $134 per vessel per calendar day in operating expenses related to lubricants.

General and Administrative Expenses

General and administrative expenses were $24.5 million for the nine months ended December 31, 2022, an increase of $1.2 million, or 5.5%, from $23.3 million for the nine months ended December 31, 2021. This increase was driven by $0.8 million in financial support for the families of our Ukrainian and Russian seafarers affected by the events in Ukraine and increases of $0.8 million and $0.7 million in stock-based compensation and other general and administrative expenses, respectively, for the nine months ended December 31, 2022. This was partially offset by a reduction in employee-related expenses of $1.1 million for the nine months ended December 31, 2022.

Interest and Finance Costs

Interest and finance costs amounted to $28.6 million for the nine months ended December 31, 2022, an increase of $10.0 million, or 53.6%, from $18.6 million for the nine months ended December 31, 2021. The increase of $10.0 million during this period was mainly due to increases of (1) $8.0 million in interest incurred on our long-term debt, (2) $2.0 million in accelerated amortization of financing costs resulting from the repayment of the 2015 AR Facility and long-term debt on Concorde and Corvette, (3) $1.0 million in loan expenses driven by increases in average interest rates on our long-term debt due to rising SOFR on our floating-rate long-term debt, and $0.9 million in capitalized interest.  The increase in interest on our long-term debt was driven by an increase in average interest rates due to rising SOFR on our floating-rate long-term debt, and an increase in average indebtedness, excluding deferred financing fees, from $587.7 million for the nine months ended December 31, 2021 to $663.6 million for the nine months ended December 31, 2022, driven by the 2022 Debt Facility refinancing during the nine months ended December 31, 2022. As of December 31, 2022, the outstanding balance of our long-term debt, net of deferred financing fees of $6.3 million, was $629.3 million.

Unrealized Gain on Derivatives

Unrealized gain on derivatives amounted to $4.8 million for the nine months ended December 31, 2022, compared to $4.2 million for the nine months ended December 31, 2021. The $0.6 million difference is primarily attributable to favorable changes in forward SOFR yield curves (forward LIBOR curves in the prior period).

Realized Gain/(Loss) on Derivatives

Realized gain on derivatives amounted to $2.0 million for the nine months ended December 31, 2022, compared to a realized loss of $2.7 million for the nine months ended December 31, 2021. The favorable $4.7 million difference is due to an increase in floating SOFR resulting in the realized gain on our interest rate swaps.

Gain on Disposal of Vessel

Gain on disposal of vessel amounted to $3.5 million for the nine months ended December 31, 2021 and was attributable to the sale of Captain Markos NL. There was no gain on disposal of vessel for the nine months ended December 31, 2022.

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

	Three months ended		Nine months ended
(in U.S. dollars, except fleet data)	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Financial Data
Adjusted EBITDA(1)	$76,200,480	$39,370,204	$169,320,890	$107,067,810
Fleet Data
Calendar days(2)	1,840	1,932	5,500	5,935
Time chartered-in days(3)	184	169	550	399
Available days(4)	1,993	2,054	6,019	6,176
Operating days(5)(8)	1,950	2,024	5,706	5,976
Fleet utilization(6)(8)	97.8%	98.5%	94.8%	96.8%
Average Daily Results
Time charter equivalent rate(7)(8)	$52,768	$33,508	$44,435	$32,034
Daily vessel operating expenses(9)	$9,739	$9,423	$9,553	$9,590

(1)	Adjusted EBITDA is an unaudited non-U.S. GAAP measure and represents net income/(loss) before interest and finance costs, unrealized (gain)/loss on derivatives, realized (gain)/loss on interest rate swaps, stock-based compensation expense, impairment, and depreciation and amortization and is used as a supplemental measure by management to assess our financial and operating performance. We believe that adjusted EBITDA assists our management and investors by increasing the comparability of our performance from period to period and management makes business and resource-allocation decisions based on such comparisons. This increased comparability is achieved by excluding the potentially disparate effects between periods of derivatives, interest and finance costs, stock-based compensation expense, impairment, and depreciation and amortization expense, which items are affected by various and possibly changing financing methods, capital structure and historical cost basis and which items may significantly affect net income/(loss) between periods. We believe that including adjusted EBITDA as a financial and operating measure benefits investors in selecting between investing in us and other investment alternatives.

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

The following table sets forth a reconciliation of net income to Adjusted EBITDA (unaudited) for the periods presented:

	Three months ended		Nine months ended
(in U.S. dollars)	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Net income	$51,263,710	$16,580,885	$96,422,895	$36,551,788
Interest and finance costs	8,636,387	7,412,231	28,592,104	18,619,712
Unrealized (gain)/loss on derivatives	700,015	(3,056,741)	(4,847,064)	(4,205,465)
Realized (gain)/loss on interest rate swaps	(1,404,004)	895,782	(1,997,815)	2,714,337
Stock-based compensation expense	1,044,645	678,823	3,443,845	2,616,201
Depreciation and amortization	15,959,727	16,859,224	47,706,925	50,771,237
Adjusted EBITDA	$76,200,480	$39,370,204	$169,320,890	$107,067,810

(2)	We define calendar days as the total number of days in a period during which each vessel in our fleet was owned or operated pursuant to a bareboat charter. Calendar days are an indicator of the size of the fleet over a period and affect both the amount of revenues and the amount of expenses that are recorded during that period.

(3)	We define time chartered-in days as the aggregate number of days in a period during which we time chartered-in vessels from third parties. Time chartered-in days are an indicator of the size of the fleet over a period and affect both the amount of revenues and the amount of charter hire expenses that are recorded during that period.

(4)	We define available days as the sum of calendar days and time chartered-in days (collectively representing our commercially-managed vessels) less aggregate off hire days associated with scheduled maintenance, which include major repairs, drydockings, vessel upgrades or special or intermediate surveys. We use available days to measure the aggregate number of days in a period that our vessels should be capable of generating revenues.

(5)	We define operating days as available days less the aggregate number of days that the commercially-managed vessels in our fleet are off‑hire for any reason other than scheduled maintenance (e.g., repositioning following drydocking, commercial waiting, etc.). We use operating days to measure the number of days in a period that our operating vessels are on hire (refer to 8 below).

(6)	We calculate fleet utilization by dividing the number of operating days during a period by the number of available days during that period. An increase in non-scheduled off-hire days would reduce our operating days, and, therefore, our fleet utilization. We use fleet utilization to measure our ability to efficiently find suitable employment for our vessels.

(7)	Time charter equivalent rate, or TCE rate, is a non-U.S. GAAP measure of the average daily revenue performance of a vessel. TCE rate is a shipping industry performance measure used primarily to compare period‑to‑period changes in a shipping company’s performance despite changes in the mix of charter types (such as time charters, voyage charters) under which the vessels may be employed between the periods and is a factor in management’s business decisions. Our method of calculating TCE rate is to divide revenue net of voyage expenses by operating days for the relevant time period, which may not be calculated the same by other companies. Note that our calculation of TCE includes our portion of the net profit of the Helios Pool, which may also cause our calculation to differ from that of companies which do not account for pooling arrangements as we do.

The following table sets forth a reconciliation of revenues to TCE rate (unaudited) for the periods presented:

(in U.S. dollars, except operating days)	Three months ended		Nine months ended
Numerator:	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Revenues	$103,322,256	$68,599,782	$256,114,165	$194,637,378
Voyage expenses	(424,343)	(779,746)	(2,567,506)	(3,200,751)
Time charter equivalent	$102,897,913	$67,820,036	$253,546,659	$191,436,627

Pool adjustment*	(99,984)	—	(514,015)	(2,978)
Time charter equivalent excluding pool adjustment*	$102,797,929	$67,820,036	$253,032,644	$191,433,649

Denominator:
Operating days	1,950	2,024	5,706	5,976
TCE rate:
Time charter equivalent rate	$52,768	$33,508	$44,435	$32,034
TCE rate excluding pool adjustment*	$52,717	$33,508	$44,345	$32,034

*  Adjusted for the effect of reallocations of pool profits in accordance with the pool participation agreements due to adjustments related to speed and consumption performance of the vessels operating in the Helios Pool.

(8)	We determine operating days for each vessel based on the underlying vessel employment, including our vessels in the Helios Pool, or the Company Methodology. If we were to calculate operating days for each vessel within the Helios Pool as a variable rate time charter, or the Alternate Methodology, our operating days and fleet utilization would be increased with a corresponding reduction to our TCE rate. Operating data using both methodologies is as follows:

	Three months ended		Nine months ended
Company Methodology:	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Operating Days	1,950	2,024	5,706	5,976
Fleet Utilization	97.8%	98.5%	94.8%	96.8%
Time charter equivalent rate	$52,768	$33,508	$44,435	$32,034

Alternate Methodology:
Operating Days	1,993	2,054	6,002	6,173
Fleet Utilization	100.0%	100.0%	99.7%	100.0%
Time charter equivalent rate	$51,630	$33,019	$42,244	$31,012

We believe that the Company Methodology using the underlying vessel employment provides more meaningful insight into market conditions and the performance of our vessels.

(9)	Daily vessel operating expenses are calculated by dividing vessel operating expenses by calendar days for the relevant time period.

Liquidity and Capital Resources

Our business is capital intensive, and our future success depends on our ability to maintain a high-quality fleet. As of December 31, 2022, we had cash and cash equivalents of $129.8 million and non-current restricted cash of $0.1 million.

Our primary sources of capital during the nine months ended December 31, 2022 were $126.0 million in cash generated from operations and $29.9 million in net proceeds from the refinancing of Cougar. As of December 31, 2022, the outstanding balance of our long-term debt, net of deferred financing fees of $6.3 million, was $629.3 million including $52.1 million of principal on our long-term debt scheduled to be repaid within the next twelve months.

Operating expenses, including expenses to maintain the quality of our vessels in order to comply with international shipping standards and environmental laws and regulations, the funding of working capital requirements, long-term debt repayments, financing costs, commitments under the bareboat charter for a newbuilding dual-fuel VLGC, and drydocking on certain of our VLGCs represent our short-term, medium-term and long-term liquidity needs as of December 31, 2022. We anticipate satisfying our liquidity needs for at least the next twelve months with cash on hand and cash from operations. We may also seek additional liquidity by drawing down our $20.0 million senior secured revolving credit facility or through alternative sources of debt financings and/or through equity financings by way of private or public offerings. However, if these sources are insufficient to satisfy our short-term liquidity needs, or to satisfy our future medium-term or long-term liquidity needs, we may need to seek alternative sources of financing and/or modifications of our existing credit facility and financing arrangements. There is no assurance that we will be able to obtain any such financing or modifications to our existing credit facility and financing arrangements on terms acceptable to us, or at all.

On February 2, 2022, our Board of Directors authorized the repurchase of up to $100.0 million of our common shares (the “2022 Common Share Repurchase Authority”). Under these authorizations, when in force, purchases were and may be made at our discretion in the form of open market repurchase programs, privately negotiated transactions, accelerated share repurchase programs or a combination of these methods. The actual amount and timing of share repurchases are subject to capital availability, our determination that share repurchases are in the best interest of our shareholders, and market conditions. As of December 31, 2022, our total purchases under the 2022 Common Share Repurchase Authority totaled 0.05 million shares for an aggregate consideration of $0.7 million. We are not obligated to make any common share repurchases.

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

On October 27, 2022, we announced that our Board of Directors declared an irregular cash dividend of $1.00 per share of the Company’s common stock to all shareholders of record as of the close of business on November 7, 2022, totaling $40.4 million. We paid $40.1 million on December 6, 2022 and the remaining $0.3 million is deferred until certain shares of restricted stock vest.

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

Cash Flows

The following table summarizes our cash and cash equivalents provided by/(used in) operating, financing and investing activities for the nine months ended December 31:

	2022	2021
Net cash provided by operating activities	$126,043,605	$88,771,565
Net cash provided by/(used in) investing activities	(9,937,694)	22,548,887
Net cash used in financing activities	(222,830,781)	(80,040,983)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	$(106,944,884)	$31,159,652

Operating Cash Flows.  Net cash provided by operating activities for the nine months ended December 31, 2022 was $126.0 million, compared to $88.8 million for the nine months ended December 31, 2021. The increase in cash generated from operations of $37.2 million is primarily related to an increase in cash flows from operating profits (refer to Results of Operations – For the three months ended December 31, 2022 as compared to the three months ended December 31, 2021, for drivers of changes in revenues and expenses for the applicable periods), partially offset by changes in working capital. The unfavorable change in working capital was mainly from amounts due from the Helios Pool as distributions from the Helios Pool are impacted by the timing of the completion of voyages, spot market rates and bunker prices.

Net cash flow from operating activities depends upon our overall profitability, market rates for vessels employed on voyage charters and in the Helios Pool, charter rates agreed to for time charters, the timing and amount of payments for drydocking expenditures and unscheduled repairs and maintenance, fluctuations in working capital balances and bunker costs.

Investing Cash Flows.  Net cash used in investing activities was $9.9 million for the nine months ended December 31, 2022 compared with net cash provided by investing activities of $22.5 million for the nine months ended December 31, 2021. For the nine months ended December 31, 2022, net cash used in investing activities was comprised of $10.1 million of capital expenditure payments for vessels and vessels under construction and a $1.8 million purchase of long-term investments, partially offset by $2.0 million in proceeds from the sale of investment securities. For the nine months ended December 31, 2021, net cash provided by investing activities was comprised of $43.3 million in proceeds, net of commission, on the sale of our 2006-built VLGC Captain Markos NL and $3.7 million in proceeds from the sale of investment securities, partially offset by $22.2 million of capital expenditure payments for vessels and vessels under construction, and $2.3 million in purchases of long-term investments.

Financing Cash Flows.  Net cash used in financing activities was $222.8 million for the nine months ended December 31, 2022, compared with $80.0 million for the nine months ended December 31, 2021. For the nine months ended December 31, 2022, net cash used in financing activities primarily consisted of (i) repayments of long-term debt of $324.4 million, including the voluntary prepayment of a portion of the 2015 AR Facility ($25.0 million), the prepayment of a portion of the 2015 AR Facility in relation to the refinancing of Cougar ($20.0 million), and the prepayment of the remaining outstanding balances of the 2015 AR Facility ($158.7 million), the Corvette Japanese Financing ($42.8 million) and the Concorde Japanese Financing ($42.3 million) in order to refinance 10 VLGCs under the 2022 Debt Facility; (ii) dividend payments of $180.5 million; (iii) payments of financing costs totaling $6.3 million, and (iv) payments to repurchase common stock of $1.7 million.

This is partially offset by proceeds of $290.0 million from the 2022 Debt Facility ($240.0 million) and the refinancing of Cougar ($50.0 million). For the nine months ended December 31, 2021, net cash used in financing activities primarily consisted of (i) repayments of long-term debt of $100.5 million, including the prepayment of a portion of the 2015 AR Facility in relation to the refinancing of two VLGCs ($47.1 million) and the repayment in full of the CMNL/CJNP Japanese Financing, (ii) a dividend payment of $40.2 million, (iii) payments to repurchase common stock of $21.3 million, and (iv) payments of financing costs totaling $1.4 million, partially offset by proceeds of $83.4 million from the BALCAP Facility.

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

As our vessels age and our fleet expands, our drydocking expenses will increase. We estimate the current cash outlay for a VLGC special survey to be approximately $1.0 million per vessel (excluding any capital improvements, such as scrubbers and ballast water management systems, to the vessel that may be made during such drydockings and the cost of an intermediate survey to be between $100,000 and $200,000 per vessel. Ongoing costs for compliance with environmental regulations are primarily included as part of our drydocking and classification society survey costs. In order to comply with the International Maritime Organization mandated reductions in sulfur emissions that came into effect January 1, 2020, we have installed scrubbers on twelve of our vessels and have one chartered-in scrubber-equipped vessel, which allows us to burn heavy fuel oil. We have entered into contracts to purchase scrubbers on three of our VLGCs, in which we have $3.4 million in remaining contractual commitments as of December 31, 2022. Our other vessels currently consume compliant fuels on board (0.5% sulfur), which are readily available globally, but at a significantly higher cost. Our newbuilding will have the capability to burn LPG. Please see "Item 1A. Risk Factors—Risks Relating to Our

Company—We may incur increasing costs for the drydocking, maintenance or replacement of our vessels as they age, and, as our vessels age, the risks associated with older vessels could adversely affect our ability to obtain profitable charters” in our Annual Report on Form 10-K for the year ended March 31, 2022.

On March 31, 2021, we entered into a thirteen-year bareboat charter agreement for a newbuilding dual-fuel VLGC that is expected to be delivered from Kawasaki Heavy Industries in March 2023. The structure of the financing of the newbuilding is analogous to that of our Japanese Financings in which a third-party will purchase the vessel and we will bareboat charter such vessel from the third party. As part of the agreement, we control the building of the vessel and the use of the vessel after it is delivered. The vessel will be built to our specifications; we will supervise the building of the vessel to meet these specifications; and we will technically and commercially manage the vessel after its delivery. Under the agreement, we had commitments of $24.0 million of predelivery costs as well as the cost of additional features to meet our specifications and supervision costs for an aggregate total of approximately $25.0 million. As of December 31, 2022, we had approximately $1.0 million of commitments under the agreement outstanding that we expect to settle during the year ending March 31, 2023. Construction of the vessel commenced in December 2021.

Debt Agreements

For information relating to our secured term loan facilities, refer to Note 10 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2022 and Note 7 to our unaudited interim condensed consolidated financial statements for December 31, 2022 included herein.

Off-Balance Sheet Arrangements

We currently do not have any off‑balance sheet arrangements.

Critical Accounting Estimates

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

As of December 31, 2022, independent appraisals of our commercially and technically-managed VLGCs in our fleet had no indications of impairment on any of our VLGCs in accordance with ASC 360 Property, Plant, and Equipment. No impairment charges were recognized for December 31, 2022.

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

Interest Rate Risk

The LPG shipping industry is capital intensive, requiring significant amounts of investment. Much of this investment is provided in the form of long-term debt. Our 2022 Debt Facility agreement and certain Japanese financings as described in footnote 7 contain interest rates that fluctuate with SOFR and LIBOR. We have entered into interest rate swap agreements to hedge exposure to fluctuations of interest rate risk associated with our 2022 Debt Facility. We have hedged $195.2 million of amortizing principal of the 2022 Debt Facility as of December 31, 2022 and thus increasing interest rates could adversely impact our future earnings due to additional interest expense on our unhedged debt. For the 12 months following December 31, 2022, a hypothetical increase or decrease of 20 basis points in the underlying SOFR and LIBOR rates would result in an increase or decrease of our interest expense on all of our non-hedged interest-bearing debt by $0.3 million assuming all other variables are held constant.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2022. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those internal control systems determined to be effective can provide only a level of reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three and nine months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business may be affected by macroeconomic conditions, including rising inflation, higher interest rates, market volatility, economic uncertainty, and global supply chain constraints.

Various macroeconomic factors, including rising inflation, higher interest rates, global supply chain constraints, and the effects of overall economic conditions and uncertainties such as those resulting from the current and future conditions in the global financial markets, could adversely affect our results of operations and financial condition. Inflation and rising interest rates may negatively impact us by increasing our operating costs and our cost of borrowing. Interest rates, the liquidity of the credit markets and the volatility of the capital markets could also affect the operation of our business and our ability to raise capital on favorable terms, or at all.

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

Dorian LPG Ltd.
(Registrant)

Date: February 1, 2023	/s/ John C. Hadjipateras
John C. Hadjipateras
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 1, 2023	/s/ Theodore B. Young
Theodore B. Young
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)