Form 10-K
period 2023-03-31
DORIAN LPG LTD.
filed 2023-06-02
CIK 1596993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2023

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

The aggregate market value of the registrant’s common stock held by non-affiliates, based upon the closing price of common stock as reported on the New York Stock Exchange as of September 30, 2022, was approximately $519,083,561. For this purpose, all outstanding shares of common stock have been considered held by non-affiliates, other than the shares beneficially owned by directors, officers and shareholders of 10% or more of the registrant’s outstanding common shares, without conceding that any of the excluded parties are "affiliates" of the registrant for purposes of the federal securities laws. As of May 25, 2023, there were 40,382,730 shares of the registrant’s common stock outstanding.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), including analyses and other information based on forecasts of future results and estimates of amounts not yet determinable and statements relating to our future prospects, developments and business strategies. We intend for these forward-looking statements are intended to be covered by the safe harbor provided for under the sections referenced in the immediately preceding sentence and the PSLRA. Forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “likely,” “may,” “might,” “pending,” “plan,” “possible,” “potential,” “predict,” “project,” “seeks,” “should,” “targets,” “will,” “would,” and similar expressions, terms and phrases, including references to assumptions.

The forward-looking statements in this report are based upon various assumptions, many of which are based, in turn, upon further assumptions. These assumptions include, without limitation, management’s examination of historical operating trends, data contained in our records and other data available from third parties. Although we believe that these assumptions were reasonable when made, because these assumptions are inherently subject to significant uncertainties and contingencies that are difficult or impossible to predict and are beyond our control, we cannot assure you that we will achieve or accomplish these expectations, beliefs or projections.

In addition to important factors and matters discussed elsewhere in this report, and in the documents incorporated by reference herein, important factors that, in our view, could cause our actual results to differ materially from those discussed in the forward-looking statements include:

●	our future operating or financial results;

●	our business strategies, including with respect to acquisitions and chartering, and expected capital spending or operating expenses, as well as any difficulty we may have in managing planned growth properly;

●	the strength of world economies;

●	shipping trends, including changes in charter rates applicable to alternative propulsion technologies, exhaust gas cleaning system (commonly referred to as a “scrubber”) equipped and non-scrubber equipped vessels, scrapping rates and vessel and other asset values;

●	changes in trading patterns that impact tonnage requirements, including without limitation, the current war in Ukraine;

●	compliance with laws, treaties, rules, regulations and policies (including amendments or other changes thereto) applicable to the liquefied petroleum gas, or LPG, shipping industry, including, without limitation, legislation adopted by international organizations such as the International Maritime Organization and the European Union or by individual countries, as well as the impact and costs of our compliance with, and the potential of liability under, such laws, treaties, rules, regulations and policies;

●	investors’, banks’, counterparties’ and other stakeholders’ increasing emphasis on environmental and safety concerns and increasing scrutiny and changing expectations with respect to public company Environmental, Social and Governance (ESG) policies and costs related to compliance with ESG measures;

●	general economic conditions and specific economic conditions in the oil and natural gas industry and the countries and regions where LPG is produced and consumed, including the impact of central bank policies, intended to combat inflation and rising interest rates, on the demand for LPG;

●	completion of infrastructure projects to support marine transportation of LPG, including export terminals and pipelines;

●	factors affecting supply of and demand for LPG including propane, butane, isobutane, propylene and mixtures of these gases, LPG shipping, and LPG vessels, including, among other things: the production levels, price and worldwide consumption and storage of oil, refined petroleum products and natural gas, including production from United States shale fields; any oversupply of or limited demand for LPG vessels comparable to ours or higher specification vessels; trade conflicts and the imposition of tariffs or otherwise on LPG resulting from domestic and international political and geopolitical conditions, including the ongoing conflict between Russia and Ukraine; and shifts in consumer demand from LPG towards other energy sources;

●	any decrease in the value of the charter-free market values of our vessels or reduction in our charter hire rates and profitability associated with such vessels as a result of increase in the supply of or decrease in the demand for LPG, LPG shipping or LPG vessels;

●	business disruptions, including supply chain issues, due to damage to storage or receiving facilities, or natural disasters;

●	greater than anticipated levels of LPG vessel newbuilding orders or lower than anticipated rates of LPG vessel scrapping;

●	the aging of the Company’s fleet which could result in increased operating costs, impairment or loss of hire;

●	our ability to profitably employ our vessels, including vessels participating in the Helios Pool (defined below);

●	unavailability of spot charters and the volatility of prevailing spot market charter rates, which may affect our ability to realize the expected benefits from our time chartered-in vessels, including those in the Helios Pool;

●	failure of our charterers or other counterparties to meet their obligations under our charter agreements;

●	shareholders’ reliance on us to enforce our rights against contract counterparties;

●	competition in the LPG shipping industry, including our ability to compete successfully for future chartering opportunities and newbuilding opportunities (if any);

●	future purchase prices of newbuildings and secondhand vessels and timely deliveries of such vessels (if any) and, relatedly, the risks associated with the purchase of second-hand vessels;

●	the performance of the Helios Pool, including the failure of its significant customers to perform their obligations and the loss or reduction in business from its significant customers (or if the same were to occur with respect to our significant customers);

●	the availability of (and our ability to obtain such) financing and capital to refinance existing indebtedness and to fund capital expenditures, acquisitions and other general corporate purposes, the terms of such financing or capital and our ability to comply with the restrictions and other covenants set forth in our existing and future debt agreements and financing arrangements (and our ability to repay or refinance our existing debt and settling of interest rate swaps, if any);

●	our costs, including crew wages, insurance, provisions, repairs and maintenance, general and administrative expenses, drydocking, and bunker prices, as applicable;

●	any inability to retain and recruit qualified key executives, key employees, key consultants or skilled workers and, relatedly, our dependence on key personnel and the availability of skilled workers, and the related labor costs, including as a result of the ongoing conflict between Russia and Ukraine;

●	the potential difference in interests between or among certain of our directors, officers, key executives and shareholders;

●	quality and efficiency requirements from customers and developments regarding the technologies relating to oil exploration and the effects of and our ability to implement new products and new technology available in our industry, including with respect to equipment propulsion and overall vessel efficiency, including the reduction of traditional emissions;

●	potential new environmental regulations and restrictions in respect of decarbonization, whether at a global level stipulated by the International Maritime Organization or imposed by regional or national authorities, affecting fuel costs, vessel speeds, equipment requirements or other alterations or adjustments, including the installation of Engine Power Limitation (EPL) systems, that could impose additional costs of operations on our business;

●	operating hazards in the maritime transportation industry, and catastrophic events, including accidents, political events, public health threats (including the outbreak of communicable diseases), international hostilities and instability, armed conflict, piracy, attacks on vessels or other petroleum-related infrastructures and acts by terrorists, which may cause potential disruption of shipping routes;

●	the length and severity of epidemics and other public health concerns, including any impact on the demand for commercial seaborne transportation of LPG, supply chain disruptions and the condition of financial markets and the potential associated impacts to our global operations;

●	business disruptions due to natural disasters or adverse weather outside of or control;

●	the adequacy of our insurance coverage in the event of a catastrophic event;

●	the failure to protect our information systems against security breaches, or the failure or unavailability of these systems for a significant period;

●	the arresting or attachment of one or more of our vessels by maritime claimants;

●	compliance with and changes to governmental, tax, environmental and safety laws and regulations, which may add to our costs or the costs of our customers;

●	fluctuations in currencies, foreign exchange rates, and interest rates including, but not limited to, the Secured Overnight Financing Rate (“SOFR”) and the London Interbank Offered Rate for US Dollars (“LIBOR”);

●	compliance with the United States Foreign Corrupt Practices Act of 1977, the United Kingdom Bribery Act 2010, or other applicable regulations relating to bribery;

●	the volatility of the price of shares of our common stock (our “common shares”) and future sales of our common shares;

●	our incorporation under the laws of the Republic of the Marshall Islands and the different rights to relief that may be available compared to other countries, including the United States;

●	congestion at or blockages of ports or canals;

●	any developments in the existing Panama Canal transportation structure as a result of the study announced by the Panamanian government and Energy Transfer LP to analyze the prospects of building an LPG pipeline, potentially running beside the existing Panama Canal and linking the Atlantic Ocean with the Pacific Ocean;

●	if we are required to pay tax on U.S. source income;

●	if we are treated as a “passive foreign investment company”; and

●	other factors detailed in this report and from time to time in our periodic reports.

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

Overview

Dorian was incorporated on July 1, 2013 under the laws of the Republic of the Marshall Islands, is headquartered in the United States and is engaged in the transportation of LPG. Specifically, Dorian and its subsidiaries are focused on owning and operating VLGCs in the LPG shipping industry. Our founding executives have managed vessels in the LPG shipping market since 2002. Our fleet currently consists of twenty-five VLGCs, including one dual-fuel 84,000 cbm ECO-design VLGC, or our Dual-fuel ECO VLGC; nineteen fuel-efficient 84,000 cbm ECO-design VLGCs, or our ECO VLGCs; one 82,000 cbm modern VLGC; two time chartered dual fuel Panamax size VLGCs; and two time chartered-in ECO VLGCs. The twenty-five VLGCs in our fleet, including the four time chartered-in vessels, as of May 25, 2023, have an aggregate carrying capacity of approximately 2.1 million cbm and an average age of 7.2 years. Currently, thirteen of our ECO VLGCs, including one of our time chartered-in ECO-VLGCs, are fitted with exhaust gas cleaning systems (commonly referred to as “scrubbers”) to reduce sulfur emissions. An additional three of our technically-managed VLGCs had contractual commitments to be equipped with scrubbers as of March 31, 2023. Installation of scrubbers on two of the vessels is expected to be completed during our fiscal year 2024 and one during our fiscal year 2025. We provide in-house commercial and technical management services for all of our vessels, including our vessels deployed in the Helios Pool, which may also receive commercial management services from Phoenix (defined below). Excluding our time chartered-in vessels, we provide in-house technical management services for all of our vessels, including our vessels deployed in the Helios Pool.

On April 1, 2015, we and Phoenix Tankers Pte. Ltd., or Phoenix, a wholly-owned subsidiary of Mitsui OSK Lines Ltd., an unaffiliated third party, began operation of Helios LPG Pool LLC, or the Helios Pool, a joint venture owned 50% by us and 50% by Phoenix. We believe that the operation of certain of our VLGCs in this pool allows us to achieve better market coverage and utilization. Vessels entered into the Helios Pool are commercially managed jointly by Dorian LPG (UK) Ltd., our wholly-owned subsidiary, and Phoenix. The members of the Helios Pool share in the net pool revenues generated by the entire group of vessels participating in the pool, weighted according to certain technical vessel characteristics, and net pool revenues are distributed as variable rate time charter hire to each participant. The vessels entered into the Helios Pool may operate either in the spot market, pursuant to contracts of affreightment, or COAs, or on time charters of two years' duration or less. We and Phoenix have agreed that the Helios Pool will have a right of first refusal to undertake any time charter with an original duration greater than two years. As of May 25, 2023, the Helios Pool operated twenty-seven VLGCs, including twenty-three vessels from our fleet and four Phoenix vessels.

Our Fleet

The following table sets forth certain information regarding our fleet as of May 25, 2023:

					Scrubber
	Capacity			ECO	Equipped		Charter
	(Cbm)	Shipyard	Year Built	Vessel(1)	or Dual-Fuel	Employment	Expiration(2)
Dorian VLGCs
Captain John NP	82,000	Hyundai	2007	—	—	Pool(4)	—
Comet	84,000	Hyundai	2014	X	S	Pool(4)	—
Corsair(3)	84,000	Hyundai	2014	X	S	Time Charter(6)	Q4 2024
Corvette	84,000	Hyundai	2015	X	S	Pool(4)	—
Cougar(3)	84,000	Hyundai	2015	X	—	Pool-TCO(5)	Q1 2025
Concorde	84,000	Hyundai	2015	X	S	Time Charter(7)	Q1 2024
Cobra	84,000	Hyundai	2015	X	—	Pool(4)	—
Continental	84,000	Hyundai	2015	X	—	Pool-TCO(5)	Q4 2023
Constitution	84,000	Hyundai	2015	X	S	Pool(4)	—
Commodore	84,000	Hyundai	2015	X	—	Pool-TCO(5)	Q1 2024
Cresques(3)	84,000	Daewoo	2015	X	S	Pool(4)	—
Constellation	84,000	Hyundai	2015	X	S	Pool(4)	—
Cheyenne	84,000	Hyundai	2015	X	S	Pool-TCO(5)	Q4 2023
Clermont	84,000	Hyundai	2015	X	S	Pool-TCO(5)	Q4 2023
Cratis(3)	84,000	Daewoo	2015	X	S	Pool(4)	—
Chaparral(3)	84,000	Hyundai	2015	X	—	Pool(4)	—
Copernicus(3)	84,000	Daewoo	2015	X	S	Pool(4)	—
Commander	84,000	Hyundai	2015	X	S	Pool(4)	—
Challenger	84,000	Hyundai	2015	X	—	Pool-TCO(5)	Q2 2023
Caravelle(3)	84,000	Hyundai	2016	X	—	Pool(4)	—
Captain Markos(3)	84,000	Kawasaki	2023	X	DF	Pool(4)	—
Total	1,762,000

Time chartered-in VLGCs
Future Diamond(8)	80,876	Hyundai	2020	X	S	Pool(4)	—
Astomos Venus(9)	77,367	Mitsubishi	2016	X	—	Pool(4)	—
HLS Citrine(10)	86,090	Hyundai	2023	X	DF	Pool(4)	—
HLS Diamond(11)	86,090	Hyundai	2023	X	DF	Pool(4)	—
(1)	Represents vessels with very low revolutions per minute, long-stroke, electronically controlled engines, larger propellers, advanced hull design, and low friction paint.

(2)	Represents calendar year quarters.

(3)	Operated pursuant to a bareboat chartering agreement. See Note 9 to our consolidated financial statements.

(4)	“Pool” indicates that the vessel operates in the Helios Pool on a voyage charter with a third party and we receive a portion of the pool profits calculated according to a formula based on the vessel’s pro rata performance in the pool.

(5)	“Pool-TCO” indicates that the vessel is operated in the Helios Pool on a time charter out to a third party and we receive a portion of the pool profits calculated according to a formula based on the vessel’s pro rata performance in the pool.

(6)	Currently on a time charter with an oil major that began in November 2019.

(7)	Currently on time charter with a major oil company that began in March 2019.

(8)	Currently time chartered-in to our fleet with an expiration during the first calendar quarter of 2025.

(9)	Currently time chartered-in to our fleet with an expiration during the third calendar quarter of 2023.

(10)	Currently time chartered-in to our fleet with an expiration during the first calendar quarter of 2030 and has Panamax beam and purchase options beginning in year seven.

(11)	Currently time chartered-in to our fleet with an expiration during the first calendar quarter of 2030 and has Panamax beam and purchase options beginning in year seven.

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

Our Customers

Our customers, either directly or through the Helios Pool, include or have included global energy companies such as Exxon Mobil Corp., Chevron Corp., China International United Petroleum & Chemicals Co., Ltd., Royal Dutch Shell plc, Equinor ASA, Total S.A., and Sunoco LP, commodity traders such as Glencore plc, Itochu Corporation, Bayegan Group, and the Vitol Group and importers such as E1 Corp., Indian Oil Corporation, SK Gas Co. Ltd., and Astomos Energy Corporation, or subsidiaries of the foregoing. See “Item 7. Management Discussion and Analysis—Overview” for a discussion of our customers that accounted for more than 10% of our total revenues and “Item 1A. Risk Factors—We expect to be dependent on a limited number of customers for a material part of our revenues, and failure of such customers to meet their obligations could cause us to suffer losses or negatively impact our results of operations and cash flows.” For the years ended March 31, 2023, 2022 and 2021 approximately 94%, 90% and 93% of our revenues, respectively, were generated through the Helios Pool as net pool revenues—related party. See “Item 1A. Risk Factors—We and the Helios Pool operate exclusively in the VLGC segment of the LPG shipping industry. Due to the general lack of industry diversification, adverse developments in the LPG shipping industry may adversely affect our business, financial condition and operating results.”

We intend to continue to pursue a balanced chartering strategy by employing our vessels on a mix of multi-year time charters, some of which may include a profit-sharing component, shorter-term time charters, spot market voyages and COAs. Two of our vessels are currently on fixed time charters outside of the Helios Pool with an average remaining term of 1.1 years as of May 25, 2023, and six of our VLGCs are on Pool-TCO within the Helios Pool. See “Our Fleet” above for more information.

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

Competition

LPG carrier capacity is primarily a function of the size of the existing world fleet, the number of newbuildings being delivered and the scrapping of older vessels. According to industry sources, in the VLGC sector in which we operate as of May 22, 2023, there were 372 vessels with an aggregate carrying capacity of 18.0 million cbm in the world fleet and 74 vessels with 6.6 million cbm of capacity on order for delivery by the end of 2027.

Our largest competitors for VLGC shipping services include BW LPG Ltd., or BWLPG; Avance Gas Holding Ltd., or Avance; Petredec Pte. Ltd., or Petredec; and KSS Line Limited. According to industry sources, there were approximately 104 owners in the worldwide VLGC fleet as of May 22, 2023, with the top ten owners possessing 41% of the total fleet on a vessel count basis. Competition for the transportation of LPG depends on the price, vessel position, size, age, condition and acceptability of the vessel to the charterer. We believe we own and operate one of the youngest and the second largest fleet in the VLGC size segment, which, in our view, enhances our position relative to that of our competitors. Our twenty-one VLGCs (excluding the four-time chartered-in vessels) have an average age of 8.0 years compared to the global VLGC fleet’s average age of 10.8 years. Refer to “Item 1A. Risk Factors—We face substantial competition in trying to expand relationships with existing customers and obtain new customers.”

Seasonality

Liquefied gases are primarily used for industrial and domestic heating, as chemical and refinery feedstock, as transportation fuel and in agriculture. The LPG shipping market historically has been stronger in the spring and summer months in anticipation of increased consumption of propane and butane for heating during the winter months. In addition, unpredictable weather patterns in these months tend to disrupt vessel scheduling and the supply of certain commodities. Demand for our vessels therefore may be stronger in our quarters ending June 30 and September 30 and relatively weaker during our quarters ending December 31 and March 31, although 12-month time charter rates tend to smooth out these short-term fluctuations and recent LPG shipping market activity has not yielded the typical seasonal results. The increase in pertochemical industry buying has contributed to less marked seasonality than in the past, but there can no guarantee that this trend will continue. To the extent any of our time charters expire during the typically weaker fiscal quarters ending December 31 and March 31, it may not be possible to re-charter our vessels at similar rates. As a result, we may have to accept lower rates or experience off-hire time for our vessels, which may adversely impact our business, financial condition and operating results.

Human Capital

As of March 31, 2023, we employed 82 shore-based persons in our offices in the United States, Greece, and Denmark, and had approximately 511 seafaring staff serving on our technically-managed vessels. Seafarers are sourced from seafarer recruitment and placement service agencies and are employed with short-term employment contracts.

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

The health and safety of our staff is of paramount importance to us. Following the onset of the COVID-19 pandemic in early 2020, we responded by prioritizing the safety and well-being of our staff through the implementation of strict COVID-19 safety checks and medical support to mitigate the related health risks on our vessels. For the Company’s shoreside offices and operations, we implemented various health and safety measures intended to address COVID-19 and other public health concerns. In spite of the end of the COVID-19 public health crisis, we continue to maintain be vigilant of the health of our seafarers and have resources in place to respond to any outbreaks of COVID 19.

We support meaningful learning and development opportunities. We have formal and informal training programs available and offer reimbursement for qualified advanced education programs, workshops, conferences, forums and certifications, and other classes.

In February 2022, Russia invaded Ukraine. We employ Ukrainian and Russian seafarers and, as stated above in our discussion about COVID-19, the health and safety of our staff and seafarers is of paramount importance to us. During the conflict we began providing our Ukrainian and Russian seafarers, if they choose, with safe accommodation outside of Ukraine and Russia for both them and their families.

We attempt to honor the dignity of each person by fostering a culture of inclusion. We do this by embracing diverse voices and experiences, supporting programs and resources that build an authentic and respectful workplace, and providing fair and equitable opportunities for each person to contribute meaningfully. We believe our workforce needs to be diverse, which, in turn, enables us to innovate, collaborate and better deliver to our customers. Additionally, we have joined the All Aboard Alliance and, together with other industry leaders, we are committed to have a sustainable, progressive, and innovative maritime industry that we can all be proud of with increased diversity, equity, and inclusion throughout organizations across the sector both at sea and onshore.

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

Risk of Loss and Insurance

The operation of any vessel, including LPG carriers, has inherent risks. These risks include mechanical failure, personal injury, crew negligence, human error, collision, property loss, vessel or cargo loss or damage, cyber-attacks, and business interruption due to political circumstances in foreign countries, hostilities or piracy. In addition, there is always an inherent possibility of marine disaster, including explosions, spills and other environmental mishaps, and the liabilities arising from owning and operating vessels in international trade. OPA 90, which imposes virtually unlimited liability upon shipowners, operators and bareboat charterers of any vessel trading in the exclusive economic zone of the United States for certain oil pollution accidents in the United States, has made liability insurance more expensive for shipowners and operators trading in the United States market. Having said that, we believe that our present insurance coverage is adequate to protect us against the accident-related risks involved in the conduct of our business and that we maintain appropriate levels of environmental damage and pollution insurance coverage consistent with standard industry practice. Additionally, we maintain other insurance policies we believe are customary and are in amounts we believe to be adequate to protect us against material loss. The policies principally provide coverage for general liability, directors and officers, workers’ compensation, and insurance against the consequences of a cyber-attack. However, not all risks can be insured against, and there can be no guarantee that any specific claim will be paid, or that we will always be able to obtain adequate insurance coverage at acceptable rates.

The types of insurances we have purchased can be categorized as follows:

●	Damage to or loss of the ships themselves;
●	Liability to cargo owners for damage to or loss of cargo, for injury to or death of crew or third-parties, for collision with other ships or objects, for pollution damage, for fines and other liabilities;
●	Compensation for loss of income in periods when ships undergo repairs due to damage;
●	Compensation for legal expenses in defending against contract claims or in collecting money due;
●	Compensation for damage to IT equipment ashore and onboard the ships in the case of a cyber-attack and of loss suffered from resulting business interruption; and
●	Non-marine coverage, e.g. directors’ and officers’ insurance.

We have procured insurances on all our vessels against marine and war risks, both of which include the risks of damage to our vessels, salvage or towing costs, and actual or constructive total loss. The insured value of the ships is fixed and will adequately compensate for repair to a damaged ship or replacement of a lost ship. However, our insurance policies contain deductible amounts for which we are responsible.

To supplement these insurances, we have also obtained loss of hire insurance to protect against loss of income in the event one of our vessels cannot be employed due to damage that is covered under the terms of our hull and machinery insurance (marine and war risks). Under our loss of hire policies, our insurers will pay us an agreed daily amount for the time that the vessel is out of service as a result of damage, for a maximum of 180 days following a 7 days deductible period.

We have procured protection and indemnity insurance (“P&I”), which covers legal liabilities to third-parties in connection with operating our ships, and is provided by mutual protection and indemnity associations, or P&I clubs. This insurance includes third-party liability and other expenses related to the injury or death of crew members, passengers and other third parties, loss or damage to cargo, claims arising from collisions with other vessels or from contact with jetties or wharves and other damage to other third-party property, including pollution arising from oil or other substances, and other related costs, including wreck removal. Subject to the capping discussed below, our coverage, except for pollution, is unlimited.

Our current P&I coverage for pollution liability is $1.0 billion per vessel per incident. The thirteen P&I clubs that comprise the International Group of Protection and Indemnity Clubs, or the International Group, insure approximately 90% of the world's commercial tonnage and have entered into a pooling agreement to reinsure each association's liabilities. We are a member of four P&I clubs: The Standard Club Ireland DAC, The United Kingdom Mutual Steamship Assurance Association Limited, Assuranceforeningen Gard and The London Steam‑Ship Owners' Mutual Insurance Association Limited. All four P&I clubs are members of the International Group of P&I Clubs. As a member of these P&I clubs, we are – in addition to the annual premiums (called “advanced calls”) - subject to potential additional premiums (called “supplemental calls”), based on each club’s over-all claims record, as well as – due to the mutual reinsurance arrangement between the clubs - the claims record of the other members of the P&I clubs comprising the International Group. However, the International Group of P&I Clubs has reinsured part of the risk of additional premium calls to limit additional exposure.

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

Dorian’s ESG strategies, risks and initiatives are overseen by our board of directors (the “Board of Directors”), which includes independent members and experts in shipping and compliance matters. Our Nominating and Corporate Governance Committee monitors progress of ESG efforts and together with management ensures integrity of reporting. The Company’s executive leadership team, led by our Chief Executive Officer, President and Chairman of the Board of Directors, Mr. John C. Hadjipateras, formulates ESG strategies and drives initiatives, while the members of our management set targets, assesses risks, develops policies and procedures and executes the ESG efforts. Some of the ESG initiatives that we have undertaken include:

●	operating newer, more technologically advanced ECO vessels, with very low revolutions per minute, long-stroke, electronically controlled engines, larger propellers, advanced hull design, and low friction paint, resulting in enhanced the energy efficiency and reduced greenhouse gas emissions on a ton-mile basis, including the vessels in our existing fleet, our newbuilding dual-fuel VLGC delivered from Kawasaki Heavy Industries in March 2023, and our two time chartered in Dual Fuel VLGCs that entered our fleet in February and March 2023;

●	fitting vessels with scrubbers to reduce sulfur emissions to, among other things, comply with the IMO’s new fuel regulations which went into effect in January 2020;

●	joining the Getting to Zero Coalition, a global alliance of more than 140 companies committed to the decarbonization of deep-sea shipping in line with the IMO greenhouse gas emissions reduction strategy;

●	creating teams and a formal reporting structure for the evaluation and potential implementation of new energy saving technologies such as batteries, hull friction reducing technologies, and a range of other applications;

●	implementing and utilizing internal and third-party data collection and analysis software, which allows data to be gathered from our vessels for use in performance optimization, with the aim of reducing our fuel consumption, and carbon dioxide and greenhouse gas emissions;

●	including a sustainability-linked pricing mechanism in our 2022 Debt Facility (as defined below) and providing relevant carbon emissions data for the vessels in our fleet that are owned or technically managed pursuant to a bareboat charter to our lenders in connection with the Poseidon Principles, which establish a framework for assessing and disclosing the climate alignment of ship finance portfolios with the IMO’s target to reduce shipping's total annual greenhouse gas emissions by at least 50% by 2050;

●	becoming a signatory to the Neptune Declaration on Seafarer Wellbeing and Crew Change, in a worldwide call to action to end the unprecedented crew change crisis caused by COVID-19;

●	establishing risk management and internal control policies and systems to manage risk and ensure compliance with all applicable international and local laws; and

●	establishing compliance programs to meet or exceed, when possible and appropriate, all applicable rules and regulations governing the maritime industry, including the items described in the “Environmental and Other Regulation in the Shipping Industry” section below.

Environmental and Other Regulation in the Shipping Industry

General

Government regulations and laws significantly affect the ownership and operation of our fleet. We are subject to international conventions and treaties, national, state and local laws and regulations in force in the countries in which our vessels may operate or are registered relating to safety and health and environmental protection including the storage, handling, emission, transportation and discharge of hazardous and non-hazardous materials, and the remediation of contamination and liability for damage to natural resources. Compliance with such laws, regulations and other requirements entails significant expense, including vessel modifications and implementation of certain operating procedures.

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

Our LPG vessels may also become subject to the 2010 HNS Convention, if it is entered into force. The Convention creates a regime of liability and compensation for damage from hazardous and noxious substances (“HNS”), including liquefied gases. The 2010 HNS Convention establishes that the polluter pays by ensuring that the shipping and HNS industries provide compensation for those who have suffered loss or damage resulting from an HNS incident. The following types of damage will be covered by the 2010 HNS Convention: loss of life or personal injury on board or outside the ship carrying the HNS; loss of or damage to property outside the ship; economic losses resulting from contamination, e.g. in the fishing, mariculture and tourism sectors; costs of preventive measures, e.g. clean-up operations at sea and onshore; and costs of reasonable measures of reinstatement of the environment. Shipowners will be held strictly liable up to a maximum limit of liability for the cost of an HNS incident and are required to have insurance that is State certified. The 2010 HNS Convention sets up a two-tier system of compensation composed of compulsory insurance taken out by shipowners and an HNS Fund which comes into play when the insurance is insufficient to satisfy a claim or does not cover the incident. Under the 2010 HNS Convention, if damage is caused by bulk HNS, claims for compensation will first be sought from the shipowner up to a maximum of 100 million Special Drawing Rights (“SDR”). If the damage is caused by packaged HNS or by both bulk and packaged HNS, the maximum liability is 115 million SDR. Once the limit is reached, compensation will be paid from the HNS Fund up to a maximum of 250 million SDR. The 2010 HNS Convention will enter into force 18 months after the date on which it is ratified by at least twelve States, four of which must each have a merchant have a merchant shipping fleet of no less than 2 million units of gross tonnage, and having received during the preceding calendar year a total quantity of at least 40 million tons of cargo that would be contributing to the general account. To date, six states (South Africa, Canada, Denmark, Estonia, Norway and Turkey) have ratified and consented to be bound by the 2010 HNS Convention. Although the 2010 HNS Convention has not been ratified by a sufficient number of countries to enter into force, we cannot estimate the costs that may be needed to comply with any such requirements that may be adopted with any certainty at this time.

In June 2015 the IMO formally adopted the International Code of Safety for Ships using Gases or Low flashpoint Fuels, or the “IGF Code,” which is designed to minimize the risks involved with ships using low flashpoint fuels. The IGF

Code will be mandatory under SOLAS through the adopted amendments. The IGF Code and the amendments to SOLAS became effective January 1, 2017. In June 2022, the IGF Code was amended to address cofferdams for fire protection, safe fuel distribution outside machinery spaces, fire protection between spaces with fuel with fuel containment systems, and fixed fire-extinguishing systems in LNG fuel preparation spaces. These amendments will enter into force on January 1, 2024.

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

The Marine Environment Protection Committee, or “MEPC,” adopted amendments to Annex VI regarding emissions of sulfur oxide, nitrogen oxide, particulate matter and ozone depleting substances, which entered into force on July 1, 2010. The amended Annex VI seeks to further reduce air pollution by, among other things, implementing a progressive reduction of the amount of sulfur contained in any fuel oil used on board ships. On October 27, 2016, at its 70th session, the MEPC agreed to implement a global 0.5% m/m sulfur oxide emissions limit (reduced from 3.50%) starting from January 1, 2020 (the “IMO 2020 Cap”). This limitation can be met by using low-sulfur compliant fuel oil, alternative fuels or certain scrubbers. Ships are now required to obtain bunker delivery notes and International Air Pollution Prevention (“IAPP”) Certificates from their flag states that specify sulfur content. Additionally, at MEPC 73, amendments to Annex VI to prohibit the carriage of bunkers above 0.5% sulfur on ships were adopted and took effect March 1, 2020, with the exception of vessels fitted with scrubbers which can carry fuel of higher sulfur content. These regulations subject ocean-going vessels to stringent emissions controls and may cause us to incur substantial costs.

Sulfur content standards are even stricter within certain “Emission Control Areas,” or (“ECAs”). As of January 1, 2015, ships operating within an ECA were not permitted to use fuel with sulfur content in excess of 0.1% m/m. Amended Annex VI establishes procedures for designating new ECAs. Currently, the IMO has designated four ECAs, including specified portions of the Baltic Sea area, North Sea area, North American area and United States Caribbean area. Ocean-going vessels in these areas will be subject to stringent emission controls and may cause us to incur additional costs. Other areas in China are subject to local regulations that impose stricter emission controls. In December 2021, the member states of the Convention for the Protection of the Mediterranean Sea Against Pollution agreed to support the designation of a new ECA in the Mediterranean. On December 15, 2022, MEPC 79 adopted the designation of a new ECA in the Mediterranean, with an effective date of May 1, 2025. If other ECAs are approved by the IMO, or other new or more stringent requirements relating to emissions from marine diesel engines or port operations by vessels are adopted by the U.S. Environmental Protection Agency (“EPA”) or the states where we operate, compliance with these regulations could entail significant capital expenditures or otherwise increase the costs of our operations.

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

Additionally, MEPC 75 introduced draft amendments to Annex VI which impose new regulations to reduce greenhouse gas emissions from ships. These amendments introduce requirements to assess and measure the energy efficiency of all ships and set the required attainment values, with the goal of reducing the carbon intensity of international shipping. The requirements include (1) a technical requirement to reduce carbon intensity based on a new Energy Efficiency Existing Ship Index (“EEXI”), and (2) operational carbon intensity reduction requirements, based on a new operational carbon intensity indicator (“CII”). The attained EEXI is required to be calculated for ships of 400 gross tonnage and above, in accordance with different values set for ship types and categories. With respect to the CII, the draft amendments would require ships of 5,000 gross tonnage to document and verify their actual annual operational CII achieved against a determined required annual operational CII. Additionally, MEPC 75 proposed draft amendments requiring that, on or before January 1, 2023, all ships above 400 gross tonnage must have an approved SEEMP on board. For ships above 5,000 gross tonnage, the SEEMP would need to include certain mandatory content. The draft amendments introduced at MEPC 75 were adopted at the MEPC 76 session on June 2021 and have entered into force in November 2022, with the requirements for EEXI and CII certification coming into effect from January 1, 2023. MEPC 77 adopted a non-binding resolution which urges Member States and ship operators to voluntarily use distillate or other cleaner alternative fuels or methods of propulsion that are safe for ships and could contribute to the reduction of Black Carbon emissions from ships when operating in or near the Arctic. MEPC 79 adopted amendments to MARPOL Annex VI, Appendix IX to include the attained and required CII values, the CII rating and attained EEXI for existing ships in the required information to be submitted to the IMO Ship Fuel Oil Consumption Database. The amendments will enter into force on May 1, 2024.

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

Amendments to the SOLAS Convention Chapter VII apply to vessels transporting dangerous goods and require those vessels be in compliance with the International Maritime Dangerous Goods Code (“IMDG Code”). Effective January 1, 2018, the IMDG Code includes (1) updates to the provisions for radioactive material, reflecting the latest provisions from the International Atomic Energy Agency, (2) new marking, packing and classification requirements for dangerous goods and (3) new mandatory training requirements. Amendments which took effect on January 1, 2020 also reflect the latest material from the UN Recommendations on the Transport of Dangerous Goods, including (1) new provisions regarding IMO type 9 tank, (2) new abbreviations for segregation groups, and (3) special provisions for carriage of lithium batteries and of vehicles powered by flammable liquid or gas. Additional amendments, which came into force on June 1, 2022, include (1) addition of a definition of dosage rate, (2) additions to the list of high consequence dangerous goods, (3) new provisions for medical/clinical waste, (4) addition of various ISO standards for gas cylinders, (5) a new handling code, and (6) changes to stowage and segregation provisions.

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

In June 2022, SOLAS also set out new amendments that will take effect January 1, 2024, which include new requirements for: (1) the design for safe mooring operations, (2) the Global Maritime Distress and Safety System (“GMDSS”), (3) watertight integrity, (4) watertight doors on cargo ships, (5) fault-isolation of fire detection systems, (6) life-saving appliances, and (7) safety of ships using LNG as fuel. These new requirements may impact the cost of our operations.

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

On December 4, 2013, the IMO Assembly passed a resolution revising the application dates of the BWM Convention so that the dates are triggered by the entry into force date and not the dates originally in the BWM Convention. This, in effect, makes all vessels delivered before the entry into force date “existing vessels” and allows for the installation of ballast water management systems on such vessels at the first International Oil Pollution Prevention (“IOPP”) renewal survey following entry into force of the convention. The MEPC adopted updated guidelines for approval of ballast water management systems (G8) at MEPC 70. At MEPC 71, the schedule regarding the BWM Convention’s implementation dates was also discussed and amendments were introduced to extend the date existing vessels are subject to certain ballast water standards. Those changes were adopted at MEPC 72. Ships over 400 gross tons generally must comply with a “D-1 standard,” requiring the exchange of ballast water only in open seas and away from coastal waters. The “D-2 standard” specifies the maximum amount of viable organisms allowed to be discharged, and compliance dates vary depending on the IOPP renewal dates. Depending on the date of the IOPP renewal survey, existing vessels must comply with the D-2 standard on or after September 8, 2019. For most ships, compliance with the D-2 standard will involve installing on-board systems to treat ballast water and eliminate unwanted organisms. Ballast water management systems, which include systems that make use of chemical, biocides, organisms or biological mechanisms, or which alter the chemical or physical characteristics of the ballast water, must be approved in accordance with IMO Guidelines (Regulation D-3). As of October 13, 2019, MEPC 72’s amendments to the BWM Convention took effect, making the Code for Approval of Ballast Water Management Systems, which governs assessment of ballast water management systems, mandatory rather than permissive, and formalized an implementation schedule for the D-2 standard. Under these amendments, all ships must meet the D-2 standard by September 8, 2024. Costs of compliance with these regulations may be substantial. Additionally, in November 2020, MEPC 75 adopted amendments to the BWM Convention which would require a commissioning test of the ballast water management system for the initial survey or when performing an additional survey for retrofits. This analysis will not apply to ships that already have an installed BWM system certified under the BWM Convention. These amendments have entered into force on June 1, 2022. In December 2022, MEPC 79 agreed that it should be permitted to use ballast tanks for temporary storage of treated sewage and grey water. MEPC 79 also established that ships are expected to return to D-2 compliance after experiencing challenging uptake water and bypassing a BWM system should only be used as a last resort. Guidance will be developed at MEPC 80 (in July 2023) to set out appropriate actions and uniform procedures to ensure compliance with the BWM Convention.

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

Anti-Fouling Requirements

In 2001, the IMO adopted the International Convention on the Control of Harmful Anti-fouling Systems on Ships, or the “Anti-fouling Convention.” The Anti-fouling Convention, which entered into force on September 17, 2008, prohibits the use of organotin compound coatings to prevent the attachment of mollusks and other sea life to the hulls of vessels. Vessels of over 400 gross tons engaged in international voyages will also be required to undergo an initial survey before the vessel is put into service or before an International Anti-fouling System Certificate, or the “IAFS Certificate,” is issued for the first time; and subsequent surveys when the anti-fouling systems are altered or replaced. Vessels of 24 meters in length or more but less than 400 gross tonnage engaged in international voyages will have to carry a Declaration on Anti-fouling Systems signed by the owner or authorized agent.

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

Hazardous Substances

In 1996, the International Convention on Liability and Compensation for Damages in Connection with the Carriage of Hazardous and Noxious Substances by Sea, or HNS, was adopted and subsequently amended by the 2010 Protocol, or the 2010 HNS Convention. Our LPG vessels may also become subject to the HNS Convention if it is entered into force. The Convention creates a regime of liability and compensation for damage from hazardous and noxious substances, including liquefied gases. The 2010 HNS Convention sets up a two-tier system of compensation composed of compulsory insurance taken out by shipowners and an HNS Fund which comes into play when the insurance is insufficient to satisfy a claim or does not cover the incident. Under the 2010 HNS Convention, if damage is caused by bulk HNS, claims for compensation will first be sought from the shipowner up to a maximum of 100 million SDR. If the damage is caused by packaged HNS or by both bulk and packaged HNS, the maximum liability is 115 million SDR. Once the limit is reached, compensation will be paid from the HNS Fund up to a maximum of 250 million SDR. The 2010 HNS Convention has not been ratified by a sufficient number of countries to enter into force, and we cannot estimate the costs that may be needed to comply with any such requirements that may be adopted with any certainty at this time.

In 2012, MEPC adopted a resolution amending the International Code for the Construction of Equipment of Ships Carrying Dangerous Chemicals in Bulk, or the IBC Code. The provisions of the IBC Code are mandatory under MARPOL and the SOLAS Convention. These amendments, which entered into force in June 2014 and took effect on January 1, 2021, pertain to revised international certificates of fitness for the carriage of dangerous chemicals in bulk and identifying new products that fall under the IBC Code. In May 2014, additional amendments to the IBC Code were adopted that became effective in January 2016. These amendments pertain to the installation of stability instruments and cargo tank purging. Our ECO VLGCs and Dual-fuel ECO VLGC are equipped with stability instruments and cargo tank purging. We may need to make certain minor financial expenditures to comply with these amendments for our modern 82,000 cbm VLGC.

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

OPA contains statutory caps on liability and damages; such caps do not apply to direct cleanup costs. Effective November 12, 2019, the USCG adjusted the limits of OPA liability for a tank vessel, other than a single-hull tank vessel, over 3,000 gross tons liability to the greater of $2,300 per gross ton or $19,943,400 (subject to periodic adjustment for inflation). On December 23, 2022, the USCG issued a final rule to adjust the limitation of liability under the OPA. Effective March 23, 2023, the new adjusted limits of OPA liability for a tank vessel, other than a single-hull tank vessel, over 3,000 gross tons liability to the greater of $2,500 per gross ton or $21,521,300) (subject to periodic adjustment for inflation). These limits of liability do not apply if an incident was proximately caused by the violation of an applicable U.S. federal safety, construction or operating regulation by a responsible party (or its agent, employee or a person acting pursuant to a contractual relationship) or a responsible party's gross negligence or willful misconduct. The limitation on liability similarly does not apply if the responsible party fails or refuses to (i) report the incident as required by law where the responsible party knows or has reason to know of the incident; (ii) reasonably cooperate and assist as requested in connection with oil removal activities; or (iii) without sufficient cause, comply with an order issued under the Federal Water Pollution Act (Section 311 (c), (e)) or the Intervention on the High Seas Act.

CERCLA contains a similar liability regime whereby owners and operators of vessels are liable for cleanup, removal and remedial costs, as well as damages for injury to, or destruction or loss of, natural resources, including the reasonable costs associated with assessing the same, and health assessments or health effects studies. There is no liability if the discharge of a hazardous substance results solely from the act or omission of a third party, an act of God or an act of war. Liability under CERCLA is limited to the greater of $300 per gross ton or $5.0 million for vessels carrying a hazardous substance as cargo and the greater of $300 per gross ton or $500,000 for any other vessel. These limits do not apply (rendering the responsible person liable for the total cost of response and damages) if the release or threat of release of a hazardous substance resulted from willful misconduct or negligence, or the primary cause of the release was a violation of applicable safety, construction or operating standards or regulations. The limitation on liability also does not apply if the responsible person fails or refuses to provide all reasonable cooperation and assistance as requested in connection with response activities where the vessel is subject to OPA.

OPA and CERCLA each preserve the right to recover damages under existing law, including maritime tort law. OPA and CERCLA both require owners and operators of vessels to establish and maintain with the USCG evidence of financial responsibility sufficient to meet the maximum amount of liability to which the particular responsible person may be subject. Vessel owners and operators may satisfy their financial responsibility obligations by providing proof of insurance, a surety bond, qualification as a self-insurer or a guarantee. We comply and plan to comply going forward with the USCG’s financial responsibility regulations by providing applicable certificates of financial responsibility.

The 2010 Deepwater Horizon oil spill in the Gulf of Mexico resulted in additional regulatory initiatives or statutes, including higher liability caps under OPA, new regulations regarding offshore oil and gas drilling and a pilot inspection program for offshore facilities. However, several of these initiatives and regulations have been or may be revised. For example, the U.S. Bureau of Safety and Environmental Enforcement’s (“BSEE”) revised Production Safety Systems Rule (“PSSR”), effective December 27, 2018, modified and relaxed certain environmental and safety protections under the 2016 PSSR. Additionally, the BSEE amended the Well Control Rule, effective July 15, 2019, which rolled back certain reforms regarding the safety of drilling operations, and former U.S. President Trump had proposed leasing new sections of U.S. waters to oil and gas companies for offshore drilling. In January 2021, current U.S. President Biden signed an executive order temporarily blocking new leases for oil and gas drilling in federal waters. However, attorney generals from 13 states filed suit in March 2021 to lift the executive order, and in June 2021, a federal judge in Louisiana granted a preliminary injunction against the Biden administration, stating that the power to pause offshore oil and gas leases “lies solely with Congress.” In August 2022, a federal judge in Louisiana sided with Texas Attorney General Ken Paxton, along with the other 12 plaintiff states, by issuing a permanent injunction against the Biden Administration’s moratorium on oil and gas leasing on federal public lands and offshore waters. With these rapid changes, compliance with any new requirements of OPA and future legislation or regulations applicable to the operation of our vessels could impact the cost of our operations and adversely affect our business.

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

We currently maintain pollution liability coverage insurance in the amount of $1.0 billion per incident for each of our vessels. If the damages from a catastrophic spill were to exceed our insurance coverage, it could have an adverse effect on our business and results of operation.

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

The U.S. Clean Water Act (“CWA”) prohibits the discharge of oil, hazardous substances and ballast water in U.S. navigable waters unless authorized by a duly-issued permit or exemption, and imposes strict liability in the form of penalties for any unauthorized discharges. The CWA also imposes substantial liability for the costs of removal, remediation and damages and complements the remedies available under OPA and CERCLA. In 2015, the EPA expanded the definition of “waters of the United States” (“WOTUS”), thereby expanding federal authority under the CWA. Following litigation on the revised WOTUS rule, in December 2018, the EPA and Department of the Army proposed a revised, limited definition of WOTUS. In 2019 and 2020, the agencies repealed the prior WOTUS rule and promulgated the Navigable Waters Protection Rule (“NWPR”), which significantly reduced the scope and oversight of EPA and the Department of the Army in traditionally non-navigable waterways. On August 30, 2021, a federal district court in Arizona vacated the NWPR and directed the agencies to replace the rule. On December 7, 2021, the EPA and Department of the Army proposed a rule that would reinstate the pre-2015 definition. On December 30, 2022, the EPA and the Department of Army announced the final WOTUS rule that largely reinstated the pre-2015 definition.

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

On September 15, 2020, the European Parliament voted to include greenhouse gas emissions from the maritime sector in the European Union’s carbon market, the EU Emissions Trading System (“EU ETS”). The Environment Council adopted a general approach on the proposal in June 2022. On December 18, 2022, the Environmental Council and  European Parliament agreed to include maritime shipping emissions within the scope of the EU ETS on a gradual introduction of obligations for shipping companies to surrender allowances: 40% for verified emissions from 2024, 70% for 2025 and 100% for 2026. Most large vessels will be included in the scope of the EU ETS from the start. Big offshore vessels of 5,000 gross tonnage and above will be included in the 'MRV' on the monitoring, reporting and verification of CO2 emissions from maritime transport regulation from 2025 and in the EU ETS from 2027. General cargo vessels and off-shore vessels between 400-5,000 gross tonnage will be included in the MRV regulation from 2025 and their inclusion in EU ETS will be reviewed in 2026.

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

At MEPC 70 and MEPC 71, a draft outline of the structure of the initial strategy for developing a comprehensive IMO strategy on reduction of greenhouse gas emissions from ships was approved. In accordance with this roadmap, in April 2018, nations at the MEPC 72 adopted an initial strategy to reduce greenhouse gas emissions from ships. The initial strategy identifies “levels of ambition” to reducing greenhouse gas emissions, including (1) decreasing the carbon intensity from ships through implementation of further phases of the EEDI for new ships; (2) reducing carbon dioxide emissions per transport work, as an average across international shipping, by at least 40% by 2030, pursuing efforts towards 70% by 2050, compared to 2008 emission levels; and (3) reducing the total annual greenhouse emissions by at least 50% by 2050 compared to 2008 while pursuing efforts towards phasing them out entirely. The initial strategy notes that technological innovation, alternative fuels and/or energy sources for international shipping will be integral to achieve the overall ambition. These regulations could cause us to incur additional substantial expenses. At MEPC 77, the Member States agreed to initiate the revision of the Initial IMO Strategy on Reduction of GHG emissions from ships, recognizing the need to strengthen the ambition during the revision process. MEPC 79 revised the EEDI calculation guidelines to include a CO2 conversion factor for ethane, a reference to the updated ITCC guidelines, and a clarification that in case of a ship with multiple load line certificates, the maximum certified summer draft should be used when determining the deadweight. A final draft Revised IMO GHG Strategy would be considered by MEPC 80 (scheduled to meet in July 2023), with a view to adoption.

The EU made a unilateral commitment to reduce overall greenhouse gas emissions from its member states from 20% of 1990 levels by 2020. The EU also committed to reduce its emissions by 20% under the Kyoto Protocol’s second period from 2013 to 2020. Starting in January 2018, large ships over 5,000 gross tonnage calling at EU ports are required to collect and publish data on carbon dioxide emissions and other information. As previously discussed, regulations relating to the inclusion of greenhouse gas emissions from the maritime sector in the European Union’s carbon market, EU ETS, are also forthcoming.

In the United States, the EPA issued a finding that greenhouse gases endanger the public health and safety, adopted regulations to limit greenhouse gas emissions from certain mobile sources and proposed regulations to limit greenhouse gas emissions from large stationary sources. However, in March 2017, former U.S. President Trump signed an executive order to review and possibly eliminate the EPA’s plan to cut greenhouse gas emissions, and in August 2019, the Administration announced plans to weaken regulations for methane emissions. On August 13, 2020, the EPA released rules rolling back standards to control methane and volatile organic compound emissions from new oil and gas facilities. However, U.S. President Biden directed the EPA to publish a proposed rule suspending, revising, or rescinding certain of these rules. On November 2, 2021, the EPA issued a proposed rule under the CAA designed to reduce methane emissions from oil and gas sources. The proposed rule would reduce 41 million tons of methane emissions between 2023 and 2035 and cut methane emissions in the oil and gas sector by approximately 74 percent compared to emissions from this sector in 2005. EPA also issued a supplemental proposed rule in November 2022 to include additional methane reduction measures following public input and anticipates issuing a final rule in 2023. If these new regulations are finalized, they could affect our operations.

Any passage of climate control legislation or other regulatory initiatives by the IMO, the EU, the U.S. or other countries where we operate, or any treaty adopted at the international level to succeed the Kyoto Protocol or Paris Agreement, that restricts emissions of greenhouse gases could require us to make significant financial expenditures which we cannot predict with certainty at this time. As of March 31, 2023, thirteen of our ECO-VLGCs, including one of our chartered-in ECO-VLGCs, are equipped with scrubbers and we have contractual commitments related to scrubbers on an additional three VLGCs as of March 31, 2023. In addition to the added costs, the concern over climate change and regulatory measures to reduce greenhouse gas emissions may reduce global demand for oil and oil products, which would have an adverse effect on our business, financial results and cash flows.

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

Similarly, Chapter XI-2 of the SOLAS Convention imposes detailed security obligations on vessels and port authorities and mandates compliance with the International Ship and Port Facility Security Code (“the ISPS Code”). The ISPS Code is designed to enhance the security of ports and ships against terrorism. To trade internationally, a vessel must attain an International Ship Security Certificate (“ISSC”) from a recognized security organization approved by the vessel’s flag state. Ships operating without a valid certificate may be detained, expelled from, or refused entry at port until they obtain an ISSC. The various requirements, some of which are found in the SOLAS Convention, include, for example, on-board installation of automatic identification systems to provide a means for the automatic transmission of safety-related information from among similarly equipped ships and shore stations, including information on a ship’s identity, position, course, speed and navigational status; on-board installation of ship security alert systems, which do not sound on the vessel but only alert the authorities on shore; the development of vessel security plans; ship identification number to be permanently marked on a vessel’s hull; a continuous synopsis record kept onboard showing a vessel's history including the name of the ship, the state whose flag the ship is entitled to fly, the date on which the ship was registered with that state, the ship's identification number, the port at which the ship is registered and the name of the registered owner(s) and their registered address; and compliance with flag state security certification requirements

The USCG regulations, intended to align with international maritime security standards, exempt non-U.S. vessels from MTSA vessel security measures, provided such vessels have on board a valid ISSC that attests to the vessel’s compliance with the SOLAS Convention security requirements and the ISPS Code. Future security measures could have a significant financial impact on us. We intend to comply with the various security measures addressed by MTSA, the SOLAS Convention and the ISPS Code.

The cost of vessel security measures has also been affected by the escalation in the frequency of acts of piracy against ships, notably off the coast of Somalia, including the Gulf of Aden and Arabian Sea area. In addition, certain state actors in the Arabian Gulf have recently seized ships for alleged violations of law, though the veracity of such claims has been doubted. Substantial loss of revenue and other costs may be incurred as a result of detention of a vessel or additional security measures, and the risk of uninsured losses could significantly affect our business. Costs are incurred in taking additional security measures in accordance with Best Management Practices to Deter Piracy, notably those contained in the BMP5 industry standard.

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

We believe that we satisfy the Publicly-Traded Test, a factual determination made on an annual basis, with respect to our taxable year ended March 31, 2023, and we expect to continue to do so for our subsequent taxable years, and we intend to take this position for United States federal income tax reporting purposes. We do not currently anticipate circumstances under which we would be able to satisfy the 50% Ownership Test.

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

We believe that we satisfy the Publicly-Traded Test and will not be subject to the 5% Override Rule for taxable year ended March 31, 2023 and we also expect to continue to do so for our subsequent taxable years. However, there are factual circumstances beyond our control that could cause us to lose the benefit of the Section 883 exemption. For example, we may no longer qualify for Section 883 exemption for a particular taxable year if 5% Shareholders were to own, in the aggregate, 50% or more of our outstanding common shares on more than half the days of the taxable year, unless we could establish that within the group of 5% Shareholders, qualified shareholders own sufficient number of our shares to preclude the non-qualified shareholders in such group from owning 50% or more of our common shares for more than half the number of days during the taxable year. Under the Treasury Regulations, we would have to satisfy certain substantiation requirements regarding the identity of our shareholders. These requirements are onerous and there is no assurance that we would be able to satisfy them. Given the factual nature of the issues involved, we can give no assurances in regards of our or our subsidiaries' qualification for the Section 883 exemption.

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

We believe that income we earn from the voyage charters, and also from time charters, for the reasons discussed below, will be treated as active income for PFIC purposes and as a result, we intend to take the position that we satisfy the 75% income test for our taxable year ended March 31, 2023.

Based on our current and anticipated operations, we do not believe that we will be treated as a PFIC for our taxable year ended March 31, 2023 or subsequent taxable years, and we intend to take such position for our United States federal income tax reporting purposes. Our belief is based principally on the position that the gross income we derive from our voyage or time chartering activities should constitute services income, rather than rental income. Accordingly, such income should not constitute passive income, and the assets that we own and operate in connection with the production of such income, in particular, the vessels, should not constitute passive assets for purposes of determining whether we are a PFIC. There is substantial legal authority supporting this position consisting of case law and IRS pronouncements concerning the characterization of income derived from time charters as services income for other tax purposes. However, there is also authority which characterizes time charter income as rental income rather than services income for other tax purposes. Accordingly, no assurance can be given that the IRS or a court of law will accept this position, and there is a risk that the IRS or a court of law could determine that we are a PFIC. In addition, although we intend to conduct our affairs in a manner to avoid being classified as a PFIC with respect to any taxable year, we cannot assure you that the nature of our operations will not change in the future.

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

Risks Relating to Our Company

•	We, and the Helios Pool, operate exclusively in the VLGC segment of the LPG shipping industry. Due to the general lack of industry diversification, adverse developments in the VLGC segment of the LPG shipping industry may adversely affect our business, financial condition and operating results.
•	Seasonal and other fluctuations in respect of spot market charter rates have had in the past and may have in the future a negative effect on our revenues, results of operations and cash flows.
•	We and/or our pool managers may not be able to successfully secure employment for our vessels or vessels in the Helios Pool, which could adversely affect our financial condition and results of operations.
•	We face substantial competition in trying to expand relationships with existing and new customers.
•	We, and the Helios Pool, are subject to risks with respect to counterparties which could cause us to suffer losses or negatively impact our results of operations and cash flows.
•	We expect to be dependent on a limited number of customers for a material part of our revenues.
•	Restrictions on VLGC transits and increased toll charges at the Panama Canal may have an adverse effect on our results of operations.
•	Our indebtedness and financial obligations may adversely affect our operational flexibility.
•	Our existing and future debt and financing agreements contain and are expected to contain restrictive covenants that may limit our liquidity and corporate activities.
•	We may be adversely affected by developments and exposed to volatility in the SOFR market.
•	We have and may in the future selectively enter into derivative contracts, which can result in higher than market interest rates and charges against our income and could result in losses.
•	Because we generate all of our revenues in U.S. dollars but incur a portion of our expenses in other currencies, exchange rate fluctuations could adversely affect our results of operations.
•	If we fail to manage our growth properly or effectively time investments, we may incur significant expenses and losses and prevent the implementation of our business strategy.
•	If our fleet grows in size, we may need to update our operations and financial systems and recruit additional staff and crew.
•	We may be unable to attract and retain key personnel without incurring substantial expense.
•	Our directors and officers may in the future hold direct or indirect interests in companies that compete with us.
•	Our business and operations involve inherent operating risks, and our insurance and indemnities from our customers may not be adequate to cover potential losses from our operations.
•	We may be unable to procure adequate insurance coverage at commercially reasonable rates in the future and may be required to make additional premium payments.
•	We may incur increasing costs for the drydocking, maintenance or replacement of our vessels as they age, and, the risks associated with older vessels could adversely affect our ability to obtain profitable charters.
•	If we purchase secondhand vessels, we will be exposed to increased costs.
•	Certain shareholders have a substantial ownership stake in us, and their interests could conflict with the interests of our other shareholders.
•	United States tax authorities could treat us as a “passive foreign investment company.”
•	We may have to pay tax on United States source shipping income, which would reduce our earnings.

Risks Relating to Our Industry

●	The cyclical nature of seaborne LPG transportation may lead to significant changes in charter rates, vessel utilization and vessel values, which may adversely affect our revenues, profitability and financial condition.
●	A shift in consumer demand from LPG towards other energy sources or changes to trade patterns may have a material adverse effect on our business.
●	The market values of our vessels may fluctuate significantly.
●	Increasing scrutiny and changing expectations from investors, lenders and other market participants with respect to our ESG policies may impose additional costs on us or expose us to additional risks.
●	General economic, political and regulatory conditions, as well as macroeconomic conditions, could materially adversely affect our business, financial position and results of operations, as well as our future prospects.
●	The state of global financial markets and general economic conditions, as well as the perceived impact of emissions by our vessels on the climate may adversely impact our ability to obtain financing or refinancing.
●	Our operating results are subject to seasonal fluctuations, which could affect our operating results.
●	Future technological innovation could reduce our charter hire income and the value of our vessels.
●	Changes in fuel, or bunker, prices may adversely affect profits.
●	We are subject to regulations and liabilities, including environmental laws and restrictions, which could require significant expenditures and adversely affect our financial conditions and results of operations.
●	If our vessels call on ports located in countries or territories that are subject to sanctions or embargoes, it could lead to monetary fines or penalties and/or adversely affect our reputation and the market for our common shares.
●	Our vessels are subject to periodic inspections.
●	Maritime claimants could arrest and governments could requisition our vessels.
●	The operation of ocean-going vessels is inherently risky, and an incident resulting in significant loss or environmental consequences involving any of our vessels could harm our reputation and business.
●	We may be subject to litigation that could have an adverse effect on our business and financial condition.
●	Acts of piracy on ocean-going vessels could adversely affect our business.
●	Our operations outside the United States expose us to global risks, such as political instability, terrorism, war, international hostilities and global public health concerns, which may interfere with the operation of our vessels.
●	Russia’s invasion of Ukraine and resulting sanctions by the United States, European Union and other countries have contributed to inflation, market disruptions and increased volatility in commodity prices.
●	Outbreaks of epidemic and pandemic diseases could adversely affect our business.
●	If labor or other interruptions are not resolved in a timely manner, such interruptions could have a material adverse effect on our financial condition.
●	Information technology failures and data security breaches, including as a result of cybersecurity attacks, could negatively impact our results of operations and financial condition and expose us to litigation.

Risks Relating to Our Common Shares

●	The price of our common shares has fluctuated in the past, has recently been volatile and may be volatile in the future, and as a result, investors in our common shares could incur substantial losses.
●	Although we have initiated a stock repurchase program, we cannot assure you that we will continue to repurchase shares or that we will repurchase shares at favorable prices.
●	We may be unable to pay dividends in the future.
●	We are a holding company and depend on the ability of our subsidiaries to distribute funds to us in order to satisfy our financial obligations and to make dividend payments.
●	A future sale of shares by major shareholders may reduce the share price.
●	The Republic of the Marshall Islands does not have a well-developed body of corporate law.
●	It may be difficult to enforce a United States judgment against us, our officers and our directors.
●	Our organizational documents contain anti-takeover provisions.

Risks Relating to Our Company

We, and the Helios Pool, operate exclusively in the VLGC segment of the LPG shipping industry. Due to the general lack of industry diversification, adverse developments in the VLGC segment of the LPG shipping industry may adversely affect our business, financial condition and operating results.

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

As of the date of this Annual Report, twenty-three vessels from our fleet, including our four time chartered-in vessels, operate in the Helios Pool, which employs vessels on short-term time charters, COAs, or in the spot market, the latter of which exposes us to fluctuations in spot market charter rates. We also employ two of our VLGCs on fixed time charters outside of the Helios Pool. As these fixed time charters expire, we may employ these vessels in the spot market.

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

As of May 25, 2023, twenty-three of our vessels, including our four time chartered-in vessels, are operating within the Helios Pool, which employs vessels on short-term time charters, COAs, or in the spot market, and two of our vessels are on fixed time charters outside of the Helios Pool that expire between the first calendar quarter of 2024 and the fourth calendar quarter of 2024. We cannot assure you that we will be successful in finding employment for our vessels in the spot market, on time charters or otherwise, or that any employment will be at profitable rates. Moreover, as vessels entered into the Helios Pool are commercially managed by our wholly-owned subsidiary and Phoenix, we also cannot assure you that we or they will be successful in finding employment for the vessels in the Helios Pool or that any employment will be profitable. Any inability to locate suitable employment for our vessels or the vessels in the Helios Pool could affect our general financial condition, results of operation and cash flow as well as the availability of financing.

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

The process of obtaining new charter agreements is highly competitive and generally involves an intensive screening and competitive bidding process, which, in certain cases, extends for several months. Contracts in the time charter market are awarded based upon a variety of factors, including:

●	the size, age, fuel efficiency, emissions levels, and condition of a vessel;

●	the charter rates offered;

●	the operator’s industry relationships, experience and reputation for customer service, quality operations and safety;

●	the quality, experience and technical capability of the crew;

●	the experience of the crew with the operator and type of vessel;

●	the operator’s relationships with shipyards and the ability to get suitable berths;

●	the operator’s construction management experience, including the ability to obtain on-time delivery of new vessels according to customer specifications; and

●	the operator's willingness to accept operational risks pursuant to the charter, such as allowing termination of the charter for force majeure events.

Contracts in the spot market are awarded based upon a variety of factors as well, and include:

●	the location of the vessel; and

●	competitiveness of the charter rate offered.

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

We have entered into, and expect to enter into in the future, various contracts that are material to the operation of our business, including charter agreements, COAs, shipbuilding contracts, credit facilities and financing arrangements, including leasing arrangements, that subject us to counterparty risks. Similarly, the Helios Pool has entered into, and expects to enter into in the future, various contracts, including charters and COAs, that subject it to counterparty risks. The ability and willingness of our and the Helios Pool’s counterparties to perform their obligations under any contract will depend on a number of factors that are beyond our control and may include, among other things, general economic conditions, the condition of the maritime and LPG industries, the overall financial condition of the counterparty, charter rates for specific types of vessels, and various expenses. For example, a reduction of cash flow resulting from declines in world trade or the lack of availability of debt or equity financing may result in a significant reduction in the ability of our charterers or the Helios Pool’s charterers to make required charter payments. In addition, in depressed market conditions, charterers and customers may no longer need a vessel that is then under charter or contract or may be able to obtain a comparable vessel at lower rates. As a result, charterers and customers may seek to renegotiate the terms of their existing charter agreements or avoid their obligations under those contracts. Should a counterparty fail to honor its obligations under agreements with us or the Helios Pool, we could sustain significant losses and a significant reduction in the charter hire we earn from the Helios Pool, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and our ability to pay dividends to our shareholders in the amounts anticipated or at all.

Although we assess the creditworthiness of our counterparties, a prolonged period of difficult industry conditions could lead to changes in a counterparty’s liquidity and increase our exposure to credit risk and bad debts. In addition, we may offer extended payment terms to our customers in order to secure contracts, which may lead to more frequent collection issues and adversely affect our financial results and liquidity.

We expect to be dependent on a limited number of customers for a material part of our revenues, and failure of such customers to meet their obligations could cause us to suffer losses or negatively impact our results of operations and cash flows.

For the year ended March 31, 2023, the Helios Pool accounted for 94% of our total revenues. No other individual charterer accounted for more than 10%. Within the Helios Pool, two charterers represented more than 10% of net pool revenues—related party for the year ended March 31, 2023. We expect that a material portion of our revenues will continue to be derived from a limited number of customers. The ability of each of our customers to perform their obligations under a contract with us will depend on a number of factors that are beyond our control. Should the aforementioned customers fail to honor their obligations under agreements with us or the Helios Pool, we could sustain material losses that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Restrictions on VLGC transits and increased toll charges at the Panama Canal may have an adverse effect on our results of operations.

In June 2016, the expansion of the Panama Canal, or the Canal, was completed. The new locks allow the Canal to accommodate significantly larger vessels, including VLGCs, which we operate. Since the completion of the Canal, transit from the United States Gulf to Asia, an important trade route for our customers, has been shortened by approximately 15 days compared to transiting via the Cape of Good Hope. According to industry sources, over 90% of the US-to-Asia LPG voyages had switched to the Canal by November 2016 and the majority of USA-to-Asia LPG voyages continue to utilize the Panama Canal as of the date of this Annual Report. With increased traffic, the toll has been increased over time. The Panama Canal Authorities decreed that the slots for transit by VLGCs could only be reserved up to 14 days in advance of a proposed transit. This change has resulted in longer wait times and resales of slots among VLGC operators at significantly higher rates than those charged by the Panama Canal Authority. These restrictions have added waiting time to transits, which is typically not paid for by charterers. In April 2022 the Panama Canal Authority proposed a comprehensive restructuring of its toll structure, which would increase rates charged on cargo, including the LPG that crosses the waterway, result in increased rates or additional waiting time for our VLGCs to cross the Canal. Such factors are not generally reflected in charter rates. This proposal was approved in July 2022 and began its phase-in period in January 2023, which will continue until January 2025. Our vessels and voyages could be impacted as phase-in continues, which could have an adverse effect on our results of operations and cash flows. Our latest two long-term time chartered-in Dual-fuel ECO VLGCs are Panamax vessels and can transit the old Panama Canal locks, which are not currently affected by the toll restructuring referenced above.

Our indebtedness and financial obligations may adversely affect our operational flexibility and financial condition.

As of March 31, 2023, we had outstanding indebtedness of $663.6 million, of which $491.6 million is hedged or fixed. Amounts owed under our current credit facility and financing arrangements, and any future credit facilities or financing arrangements, will require us to dedicate a part of our cash flow from operations to paying interest and principal payments, as applicable. These payments will limit funds available for working capital, capital expenditures, acquisitions, dividends, stock repurchases and other purposes and may also limit our ability to undertake further equity or debt financing in the future. Our indebtedness and obligations under our financing arrangements also increase our vulnerability to general adverse economic and industry conditions, limits our flexibility in planning for and reacting to changes in the industry, and places us at a disadvantage to other, less leveraged, competitors.

Our credit facility and several of our Japanese financing arrangements bear interest at variable rates and we anticipate that any future credit facilities will also bear interest at variable rates. Increases in prevailing rates could increase the amounts that we would have to pay to our lenders or financing counterparties, even though the outstanding principal amount remains the same, and our net income and available cash flows would decrease as a result.

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

Our agreements relating to the debt facility that we entered into in July 2022 with a group of banks and financial institutions(the “2022 Debt Facility”), which were secured by, among other things, ten of our VLGCs, require us to maintain specified financial ratios and satisfy financial covenants.

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

As of March 31, 2023, we were in compliance with the financial and other covenants contained in the 2022 Debt Facility and the BALCAP Facility. As of May 25, 2023, approximately $225.0 million remains outstanding under the 2022 Debt Facility and approximately $73.5 million remains outstanding under the BALCAP Facility.

The 2022 Debt Facility conditions payments of dividends by us to our shareholders and by our subsidiaries to us on the absence of an event of default and such payments not creating an event of default.

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

The 2022 Debt Facility and BALCAP Facility, which are secured by, among other things, liens on the vessels in our fleet contain various financial covenants, including requirements relating to our financial condition, financial performance and liquidity. For example, we are required to maintain a minimum ratio of the market value of the vessels securing a loan to the principal amount outstanding under such loan. The market value of LPG carriers is sensitive to, among other things, changes in the LPG carrier charter markets, with vessel values deteriorating when LPG carrier charter rates are anticipated to fall and improving when charter rates are anticipated to rise. LPG vessel values remain subject to significant fluctuations. A decline in the fair market values of our vessels could result in us not being in compliance with certain of these loan covenants. Furthermore, if the value of our vessels deteriorates and our estimated future cash flows decrease, we may have to record an impairment adjustment in our financial statements or we may be unable to enter into future financing arrangements acceptable to us or at all, which would adversely affect our financial results and further hinder our ability to raise capital.

If we are unable to comply with any of the restrictions and covenants in our 2022 Debt Facility and BALCAP Facility, financing arrangements, or in future debt financing agreements, and we are unable to obtain a waiver or amendment from our lenders or counterparties for such noncompliance, a default could occur under the terms of those agreements. Our ability to comply with these restrictions and covenants, including meeting financial ratios and tests, is dependent on our future performance and may be affected by events beyond our control. If a default occurs under these agreements, lenders could terminate their commitments to lend or in some circumstances accelerate the outstanding loans and declare all amounts borrowed due and payable. Our vessels serve as security under our debt agreement. If our lenders were to foreclose with respect to their liens on our vessels in the event of a default, such foreclosure could impair our ability to continue our operations. In addition, our current debt agreement contains, and future debt agreements are expected to contain, cross-default provisions, meaning that if we are in default under certain of our current or future debt obligations, amounts outstanding under our current or other future debt agreements may also be in default, accelerated and become due and payable. If any of these events occur, we cannot guarantee that our assets will be sufficient to repay in full all of our outstanding indebtedness, and we may be unable to find alternative financing. Even if we could obtain alternative financing, that financing might not be on terms that are favorable or acceptable to us. In addition, if we find it necessary to sell our vessels at a time when vessel prices are low, we will recognize losses and a reduction in our earnings, which could affect our ability to raise additional capital necessary for us to comply with our debt agreement.

We may be adversely affected by developments in the SOFR market, changes in the methods by which SOFR is determined or the use of alternative reference rates.

In 2017, the U.K. Financial Conduct Authority announced that it intended to phase out LIBOR, and in 2021, it announced that all LIBOR fixings will either cease to be provided by any administrator or no longer be representative immediately after December 31, 2021, in the case of one-week and two-month U.S. Dollar settings, and immediately after June 30, 2023, in the case of the remaining U.S. Dollar settings. The Federal Reserve also has advised banks to cease entering into new contracts that use U.S. Dollar LIBOR as a reference rate.

The Alternative Refinance Rate Committee, a committee convened by the Federal Reserve that includes major market participants, has identified SOFR, an index calculated by short-term repurchase agreements, backed by U.S. Treasury securities, as its preferred alternative rate for LIBOR in the United States.

Although SOFR appears to be the preferred replacement rate for U.S. Dollar LIBOR and has been adopted as the benchmark interest rate for our debt arrangements, it is unclear if other benchmarks may emerge. The consequences of these developments cannot be entirely predicted, and there can be no assurance that they will not result in financial market disruptions, significant increases in benchmark interest rates, substantially higher financing costs or a shortage of available debt financing, any of which could have an adverse effect on our business, financial position and results of operations, and our ability to pay dividends.

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

We are exposed to volatility in the Secured Overnight Financing Rate (“SOFR”), which has only been published since April 2018.

Due to the planned phase out of the London Interbank Offered Rate, or LIBOR, as a benchmark for floating rate loans entered into after 2021, all loans and financing agreements into which we have entered since the beginning of 2022 have been based on the one or three month Secured Overnight Financing Rate, or SOFR. However, since we entered into both the Cresques and the Captain Markos Japanese financing arrangements in 2021, we amended the applicable floating interest rate on both financings in accordance with guidance given by the Alternative Reference Rate Committee, a committee convened by the Federal Reserve that includes major market participants. The guidelines suggest adding a credit adjustment spread, or CAS, to the previously agreed floating rate margin based on the floating rate reset interval because SOFR is based on secured loans, while LIBOR was an unsecured rate. In accordance with these recommendations, the applicable margin on the Cresques Japanese financing arrangement and the Captain Markos Japanese financing arrangement, which are now both based on the one-month SOFR, have been increased by the CAS of 0.11448%.

The amounts outstanding under our 2022 Facility and certain of our existing Japanese financing arrangements were originally advanced or were modified to be priced on the basis of a floating rate based on SOFR. Changes in SOFR could affect the amount of interest payable on our debt, and, in turn, could have an adverse effect on our earnings and cash flow. Until recent years, global interest rates, including SOFR, have been at relatively low levels, but they have risen recently and may continue to rise in the future. SOFR has only been published by the Federal Reserve since April 2018, and therefore there is limited history with which to assess how changes in SOFR rates may differ from other rates during different macroeconomic and monetary policy conditions.

We have and may in the future selectively enter into derivative contracts, which can result in higher than market interest rates and charges against our income.

Our financial condition could be materially adversely affected at any time that we have not entered into interest rate hedging arrangements to hedge our exposure to the interest rates applicable to our credit facilities and any other financing arrangements we may enter into in the future. We have entered into and may selectively in the future enter into derivative contracts to hedge our overall exposure to interest rate risk related to our credit facility. Entering into swaps and derivatives transactions is inherently risky and presents various possibilities for incurring significant expenses. Moreover, even if we have entered into interest rate swaps or other derivative instruments for purposes of managing our interest rate exposure, our hedging strategies may not be effective and we may incur substantial losses. As of May 25, 2023, $170.1 million of our total debt of $658.9 million, or 25.9%, is unhedged or unfixed and a significant change in SOFR could materially adversely affect our financial condition, although we note that a theoretical 20 basis point increase or decrease in SOFR would only result in a $0.4 million over the next 12 months.

Investments in forward freight derivative instruments could result in losses.

From time to time, we may take hedging or speculative positions in derivative instruments, including freight forward agreements, or FFAs. Upon settlement, if an FFA contracted charter rate is less than the average of the rates, as reported by an identified index, for the specified route and period, the seller of the FFA is required to pay the buyer an amount equal to the difference between the contracted rate and the settlement rate, multiplied by the number of days in the specified period. Conversely, if the contracted rate is greater than the settlement rate, the buyer is required to pay the seller the settlement sum. If we do not correctly anticipate charter rate movements over the specified route and time period when we take positions in FFAs or other derivative instruments, we could suffer losses in the settling or termination of the FFA. This could adversely affect our results of operations and cash flows. As of March 31, 2023, we had no FFAs in our portfolio.

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

Although we believe we carry P&I cover consistent with industry standards, all risks may not be adequately insured against, and any particular claim may not be paid. Any claims covered by insurance would be subject to deductibles, and since it is possible that a large number of claims may be brought, the aggregate amount of these deductibles could be material. Certain of our insurance coverage is maintained through mutual P&I clubs, and as a member of such associations we may be required to make additional payments, or calls, over and above budgeted premiums if total member claims exceed association reserves. These calls will be in amounts based on our claim records, as well as the claim records of other members of the P&I clubs through which we receive insurance coverage for tort liability, including pollution-related liability. Our payment of these calls could result in significant expense to us, which could have a material adverse effect on our business, results of operations, cash flows, financial condition, and ability to pay dividends.

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

If we purchase secondhand vessels, we may be exposed to increased costs which could adversely affect our earnings.

We may acquire secondhand vessels in the future, and while we inspect previously owned or secondhand vessels prior to purchase, that inspection does not provide us with the same knowledge about their condition and cost of any required (or anticipated) repairs that we would have had if these vessels had been built for and operated exclusively by us. A secondhand vessel may also have conditions or defects that we were not aware of when we bought the vessel and which may require us to incur costly repairs to the vessel. These repairs may require us to put a vessel into drydock, which would reduce our fleet utilization and increase our operating costs. The market prices of secondhand vessels also tend to fluctuate with changes in charter rates and the cost of newbuild vessels, and if we sell the vessels, the sales prices may not equal and could be less than their carrying values at that time. Therefore, our future operating results could be negatively affected if our secondhand vessels do not perform as we expect.

Certain shareholders have a substantial ownership stake in us, and their interests could conflict with the interests of our other shareholders.

According to information contained in public filings, John C. Hadjipateras, our Chief Executive Officer, President and Chairman of the Board of Directors; Blackrock, Inc.; and Dimensional Fund Advisors LP, as of May 25, 2023, own, or may be deemed to beneficially own, 13.7%, 13.4%, and 7.2%, respectively, of our total shares outstanding. John C. Hadjipateras, as our Chief Executive Officer, President and Chairman of the Board of Directors, has the ability to influence certain actions requiring shareholders' approval, including increasing or decreasing the authorized share capital, the election of directors, declaration of dividends, the appointment of management, and other policy decisions. While any future transaction with significant shareholders could benefit us, their interests could at times conflict with the interests of our other shareholders. Conflicts of interest may also arise between us and our significant shareholders or their affiliates, which may result in the conclusion of transactions on terms not determined by market forces. Any such conflicts of interest could adversely affect our business, financial condition and results of operations, and the trading price of our common shares. Moreover, the concentration of ownership may delay, deter or prevent acts that would be favored by our other shareholders or deprive shareholders of an opportunity to receive a premium for their shares as part of a sale of our business. Similarly, this concentration of share ownership may adversely affect the trading price of our shares because investors may perceive disadvantages in owning shares in a company with concentrated ownership.

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

Whether we will be treated as a PFIC for our taxable year ended March 31, 2023 and subsequent taxable years will depend upon the nature and extent of our operations. In this regard, we intend to treat the gross income we derive from our voyage and time chartering activities as services income, rather than rental income. Accordingly, such income should not constitute passive income, and the assets that we own and operate in connection with the production of such income, in particular, our vessels, should not constitute passive assets for purposes of determining whether we are a PFIC. There is substantial legal authority supporting this position consisting of case law and the United States Internal Revenue Service, or the IRS, pronouncements concerning the characterization of income derived from time charters as services income for other tax purposes. However, there is also authority which characterizes time charter income as rental income rather than services income for other tax purposes. Accordingly, no assurance can be given that the IRS or a court of law will accept this position, and there is a risk that the IRS or a court of law could determine that we are a PFIC. In addition, although we intend to conduct our affairs in a manner to avoid being classified as a PFIC with respect to any taxable year, we cannot assure you that the nature of our operations will not change in the future.

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

We believe that we qualify, and we expect to qualify, for exemption under Section 883 for our taxable year ended March 31, 2023 and our subsequent taxable years and we intend to take this position for United States federal income tax return reporting purposes. However, there are factual circumstances beyond our control that could cause us to lose the benefit of this tax exemption and thereby become subject to United States federal income tax on our United States source shipping income. For example, we would no longer qualify for exemption under Section 883 of the Code for a particular taxable year if certain “non-qualified” shareholders with a 5% or greater interest in our common shares owned, in the aggregate, 50% or more of our outstanding common shares for more than half the days during the taxable year. Due to the factual nature of the issues involved, there can be no assurances that we or any of our subsidiaries will qualify for exemption under Section 883 of the Code.

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

Risks Relating to Our Industry

The cyclical nature of seaborne LPG transportation may lead to significant changes in charter rates, vessel utilization and vessel values, which may adversely affect our revenues, profitability and financial condition.

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

The factors that influence demand for our vessels include:

●	global or regional economic, political or geopolitical conditions, including armed conflicts, including the recent conflict between Russia and Ukraine, terrorist activities, embargoes, strikes, tariffs and “trade wars,” particularly in LPG consuming regions;

●	changes in global or general industrial activity specifically in the plastics and chemical industries;

●	changes in the cost of oil and natural gas from which LPG is derived;

●	changes in the consumption of LPG or natural gas due to availability of new, alternative energy sources or changes in the price of LPG or natural gas relative to other energy sources or other factors making consumption of LPG or natural gas less attractive;

●	supply of and demand for LPG;

●	the development and location of production facilities for LPG;

●	regional imbalances in production and demand of LPG;

●	changes in the production levels of crude oil and natural gas (including in particular production by OPEC, the United States and other key producers) and inventories;

●	the distance LPG is to be moved by sea;

●	worldwide production of natural gas;

●	availability of competing LPG vessels;

●	availability of alternative transportation means, including pipelines for LPG, which are currently few in number, linking production areas and industrial and residential areas consuming LPG, or the conversion of existing non-petroleum gas pipelines to petroleum gas pipelines in those markets;

●	changes in the price of crude oil and changes to the West Texas Intermediate and Brent Crude Oil pricing benchmarks, and changes in trade patterns;

●	development and exploitation of alternative fuels and non-conventional hydrocarbon production;

●	governmental regulations, including environmental or restrictions on offshore transportation of natural gas;

●	local and international political, economic and weather conditions;

●	economic slowdowns caused by public health events;

●	domestic and foreign tax policies;

●	accidents, severe weather, natural disasters and other similar incidents relating to the natural gas industry; and

●	sanctions (in particular sanctions on Iran, Russia and Venezuela, among others).

The factors that influence the supply of vessel capacity include:

●	the number of newbuilding deliveries;

●	the scrapping rate of older vessels;

●	LPG vessel prices, including financing costs and the price of steel, other raw materials and vessel equipment;

●	the availability of shipyards to build LPG vessels when demand is high;

●	changes in environmental and other regulations that may limit the useful lives of vessels;

●	technological advances in LPG vessel design and capacity; and

●	the number of vessels that are out of service.

A significant decline in demand for the seaborne transport of LPG or a significant increase in the supply of LPG vessel capacity without a corresponding growth in LPG vessel demand could cause a significant decline in prevailing charter rates, which could materially adversely affect our financial condition and operating results and cash flow.

Prolonged low natural gas and LPG prices could negatively affect us in a number of ways, including the following:

●	a reduction in exploration for or development of new natural gas reserves or projects, or the delay or cancellation of existing projects as energy companies lower their capital expenditures budgets, which may reduce our growth opportunities;

●	a decrease in the expected returns relating to investments in LPG projects;

●	low gas prices globally and/or weak differentials between prices in the Atlantic Basin and the Pacific Basin leading to reduced inter-basin trading of LPG and reduced demand for LPG shipping;

●	decreased demand for the types of vessels we own and operate, which may reduce charter rates and revenue available to us upon redeployment of our vessels following the expiration or termination of existing contracts or upon the initial chartering of vessels;

●	customers potentially seeking to renegotiate or terminate existing vessel contracts, or failing to extend or renew contracts upon expiration;

●	the inability or refusal of customers to make charter payments to us due to financial constraints or otherwise, including limitations imposed by government sanctions ; or

●	declines in vessel values, which may result in losses to us upon vessel sales or impairment charges against our earnings and could impact our compliance with the covenants in our loan agreements.

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

Currently, twelve of our technically-managed vessels are equipped with scrubbers and, since January 1, 2020, we have transitioned to burning IMO compliant fuels for our non-scrubber equipped vessels. Since the implementation of the IMO 2020 Regulations, scrubber-equipped vessels have been permitted to consume high-sulfur fuels instead of low-sulfur fuels. A decrease in the difference in the costs between low-sulfur fuel and high-sulfur fuel or unavailability of high-sulfur fuel at ports on certain trading routes, may cause us to fail to recognize benefits of operating scrubbers.

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

In February 2021, the Acting Chair of the SEC issued a statement directing the Division of Corporation Finance to enhance its focus on climate-related disclosure in public company filings and in March 2021 the SEC announced the creation of a Climate and ESG Task Force in the Division of Enforcement (the “Task Force”). The Task Force’s goal is to develop initiatives to proactively identify ESG-related misconduct consistent with increased investor reliance on climate and ESG-related disclosure and investment. To implement the Task Force’s purpose, the SEC has taken several enforcement actions, with the first enforcement action taking place in May 2022, and promulgated new rules. On March 21, 2022, the SEC proposed that all public companies are to include extensive climate-related information in their SEC filings. On May 25, 2022, SEC proposed a second set of rules aiming to curb the practice of "greenwashing" (i.e., making unfounded claims about one's ESG efforts) and would add proposed amendments to rules and reporting forms that apply to registered investment companies and advisers, advisers exempt from registration, and business development companies. These proposed sets of rules are not effective as of the date of this annual report.

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

We may face increasing pressures from investors, lenders and other market participants, who are increasingly focused on climate change, to prioritize sustainable energy practices, reduce our carbon footprint and promote sustainability. As a result, we may be required to implement more stringent ESG procedures or standards so that our existing and future investors and lenders remain invested in us and make further investments in us, especially given the highly focused and specific trade of LPG transportation in which we are engaged. Such ESG corporate transformation calls for an increased resource allocation to serve the necessary changes in that sector, increasing costs and capital expenditure. If we do not meet these standards, our business and/or our ability to access capital could be harmed. In connection with the 2022 Debt Facility, the margin applicable to certain new facilities (the “New Facilities”) may be adjusted by up to ten (10) basis points (upwards or downwards) per annum for changes in the average efficiency ratio (“AER”) (which weighs carbon emissions for a voyage against the design deadweight of a vessel and the distance travelled on such voyage) for the vessels in our fleet that are owned or technically managed pursuant to a bareboat charter.

Additionally, certain investors and lenders may exclude fossil fuel transport companies, such as us, from their investing portfolios altogether due to environmental, social and governance factors. These limitations in both the debt and equity capital markets may affect our ability to grow as our plans for growth may include accessing the equity and debt capital markets. If those markets are unavailable, or if we are unable to access alternative means of financing on acceptable terms, or at all, we may be unable to implement our business strategy, which would have a material adverse effect on our financial condition and results of operations and impair our ability to service our indebtedness. Further, it is likely that we will incur additional costs and require additional resources to monitor, report and comply with wide-ranging ESG requirements.

Finally, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings and recent activism directed at shifting funding away from companies with fossil fuel-related assets could lead to increased negative investor sentiment toward us and our industry and to the diversion of investment to other, non-fossil fuel markets, which could have a negative impact on our access to and costs of capital. The occurrence of any of the foregoing could have a material adverse effect on our business and financial condition.

General economic, political and regulatory conditions could materially adversely affect our business, financial position and results of operations, as well as our future prospects.

The global economy remains subject to downside risks, including substantial sovereign debt burdens in countries throughout the world, the United Kingdom’s exit from the EU, or “Brexit” (as described more fully below), continuing turmoil and hostilities in the Middle East, Afghanistan and other geographic areas and the refugee crisis in Europe and the Middle East. There has historically been a strong link between the development of the world economy and demand for LPG shipping. Accordingly, an extended negative outlook for the world economy could reduce the overall demand for our services. More specifically, LPG is used as a feedstock in cyclical businesses, such as the manufacturing of plastics and in the petrochemical industry, which were adversely affected by the economic downturn and, accordingly, continued weakness and any further reduction in demand in those industries could adversely affect the LPG shipping industry. In particular, an adverse change in economic conditions affecting China, India, Japan or Southeast Asia generally could have a negative effect on the demand for LPG, thereby adversely affecting our business, financial position and results of operations, as well as our future prospects. Additionally, Brexit, or similar events in other jurisdictions, could impact global markets, including foreign exchange and securities markets; any resulting changes in currency exchange rates, tariffs, treaties and other regulatory matters could in turn adversely impact our business and operations.

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

Russia’s invasion of Ukraine has disrupted supply chains and caused instability in the global economy, and the United States and the European Union, among other countries, announced sanctions against the Russian government and its supporters. The United States Department of the Treasury’s Office of Foreign Assets Control administers and enforces multiple authorities under which sanctions have been imposed on Russia, including: the Russian Harmful Foreign Activities sanctions program, established by the Russia-related national emergency declared in Executive Order (E.O.) 14024 and subsequently expanded and addressed through certain additional authorities, and the Ukraine-/Russia-related sanctions program, established with the Ukraine-related national emergency declared in E.O. 13660 and subsequently expanded and addressed through certain additional authorities. The United States has also issued several Executive Orders that prohibit certain transactions related to Russia. For example, on March 8, 2022, President Biden issued E.O. 14066, which prohibits the import into the United States of certain energy products of Russian Federation origin, including: crude oil; petroleum; petroleum fuels, oils, and products of their distillation; liquefied natural gas; coal; and coal products Additionally, among other restrictions, E.O. 14066 prohibits any investments in the Russian energy sector by U.S. persons. The nature and extent of the restricted transactions contained in E.O. 14066 was subsequently expanded by E.O. 14068, signed March 11, 2022 (prohibiting the importation of a wide range of products from Russia and imposing export sanctions on certain luxury goods) and E.O. 14071 (prohibiting all new investment in the Russian Federation by US persons and prohibiting the provision of certain services to any person located in the Russian Federation as determined by the Secretary of the Treasury), and the ongoing conflict could result in the imposition of further economic sanctions or new categories of export restrictions against persons in or connected to Russia.

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

In Europe, large sovereign debts and fiscal deficits, low growth prospects and high unemployment rates in a number of countries have contributed to the rise of Eurosceptic parties, which would like their countries to leave the European Union. The exit of the United Kingdom, or the U.K., from the European Union, or the EU, as described more fully below and potential new trade policies in the United States further increase the risk of additional trade protectionism.

In recent history, China has had one of the world's fastest growing economies in terms of gross domestic product, or GDP, which had a significant impact on shipping demand. Following the emergence of the COVID-19, China experienced reduced industrial activity with temporary closures of factories and other facilities, labor shortages and restrictions on travel as part of its “zero tolerance” policy. In 2022, various regions in China experienced additional waves of COVID-19 outbreaks for which the government chose to reinstate lockdown measures. As a result, China’s 2022 GDP growth target of around 5.5% was missed as the country’s GDP grew by 3%. Towards the end of 2022, the Chinese government began its pivot from its restrictive COVID policies and during the first quarter of 2023 China abandoned its “zero tolerance” policy and began to reopen. For 2023, the Chinese government has established a GDP growth target of around 5% while implementing various stimulus measures and pro-growth policies. However, the outlook for China and any impact on the global economy is uncertain, and our financial condition and results of operations, as well as our future prospects, could be impeded by an economic downturn in China.

Governments may also turn to trade barriers to protect their domestic industries against foreign imports, thereby depressing shipping demand. In particular, leaders in the  United States have indicated the United States may seek to implement more protective trade measures. There is significant uncertainty about the future relationship between the United States, China, and other exporting countries, including with respect to trade policies, treaties, government regulations, and tariffs. Protectionist developments, or the perception that they may occur, may have a material adverse effect on global economic conditions, and may significantly reduce global trade. Moreover, increasing trade protectionism may cause an increase in (i) the cost of goods exported from regions globally, particularly from the Asia-Pacific region, (ii) the length of time required to transport commodities and (iii) the risks associated with exporting commodities. A decrease in the level of imports to and exports from China could adversely affect our business, operating results and financial condition.

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

Various macroeconomic factors, including rising inflation, higher interest rates, global supply chain constraints, and the effects of overall economic conditions and uncertainties such as those resulting from the current and future conditions in the global financial markets, could adversely affect our results of operations and financial condition. Significant increases in inflation and interest rates may negatively impact us by increasing our operating costs and our cost of borrowing. Interest rates, the liquidity of the credit markets and the volatility of the capital markets could also affect the operation of our business and our ability to raise capital on favorable terms, or at all.

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

Liquefied gases are primarily used for industrial and domestic heating, as a chemical and refinery feedstock, as a transportation fuel and in agriculture. The LPG shipping market historically has been stronger in the spring and summer months in anticipation of increased consumption of propane and butane for heating during the winter months. In addition, unpredictable weather patterns in these months tend to disrupt vessel scheduling and the supply of certain commodities. Demand for our vessels therefore may be stronger in the quarters ending June 30 and September 30 and relatively weaker during the quarters ending December 31 and March 31, although 12-month time charter rates tend to smooth these short-term fluctuations and recent LPG shipping market activity has not yielded the expected seasonal results. The increase in petrochemical industry buying has contributed to less marked seasonality than in the past, but there can no guarantee that this trend will continue. To the extent any of our time charters expire during the typically weaker fiscal quarters ending December 31 and March 31, it may not be possible to re-charter our vessels at similar rates. As a result, we may have to accept lower rates or experience off-hire time for our vessels, which may adversely impact our business, financial condition and operating results.

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

While we do not bear the cost of fuel, or bunkers, under time charters, including for our vessels employed on time charters through the Helios Pool, fuel is a significant expense in our shipping operations when vessels are off-hire or deployed under spot charters. The cost of fuel can also be an important factor considered by charterers in negotiating charter rates. Therefore, changes in the price of fuel may adversely affect our profitability. The price and supply of fuel is unpredictable and fluctuates based on events outside our control, including geopolitical developments, supply and demand for oil and gas, actions by the Organization of Petroleum Exporting Countries and other oil and gas producers, war and unrest in oil producing countries and regions, regional production patterns and environmental concerns.

Furthermore, fuel may become significantly more expensive in the future, which may reduce our profitability. In addition, the entry into force, on January 1, 2020, of the 0.5% global sulfur cap in marine fuels used by vessels that are not equipped with sulfur oxide (“SOx”) exhaust gas cleaning systems (“scrubbers”) under the International Convention for Prevention of Pollution from Ships (“MARPOL”) Annex VI may lead to changes in the production quantities and prices of different grades of marine fuel by refineries and introduces an additional element of uncertainty in fuel markets, which could result in additional costs and adversely affect our cash flows, earnings and results from operations.

We are subject to regulations and liabilities, including environmental laws, which could require significant expenditures and adversely affect our financial conditions and results of operations.

Our business and the operation of our VLGCs are subject to complex laws and regulations and materially affected by government regulation, including environmental regulations in the form of international conventions and national, state and local laws and regulations in force in the jurisdictions in which our corporate offices are located, as well as in the country or countries in which the vessels operate, as well as in the respective country of their registration.

These regulations include, but are not limited to US-OPA 90, which establishes an extensive regulatory and liability regime for the protection and cleanup of the environment from oil spills and applies to any discharges of oil from a vessel, including discharges of fuel oil and lubricants, the CAA, the CWA, and requirements of the USCG and the EPA, and the MTSA, and regulations of the IMO, including MARPOL, the Bunker Convention, the IMO International Convention of Load Lines of 1966, as from time to time amended, and the SOLAS Convention. To comply with these and other regulations we may be required to incur additional costs to modify our vessels, meet new operating maintenance and inspection requirements, develop contingency plans for potential spills, and obtain insurance coverage. We are also required by various governmental and quasi-governmental agencies to obtain permits, licenses, certificates and financial assurances with respect to our corporate and ships’ operations. These permits, licenses, certificates and financial assurances may be issued or renewed with terms that could materially and adversely affect our operations. Because these laws and regulations are often revised, we cannot predict the ultimate cost of complying with them or the impact they may have on the resale prices or useful lives of our vessels. However, a failure to comply with applicable laws and regulations may result in administrative and civil penalties, criminal sanctions or the suspension or termination of our operations. Additional laws and regulations may be adopted which could limit our ability to do business or increase the cost of our doing business and which could materially adversely affect our operations. For example, a future serious incident, such as the April 2010 Deepwater Horizon oil spill in the Gulf of Mexico, may result in new regulatory initiatives.

The operation of our vessels is affected by the requirements set forth in the ISM Code. The ISM Code requires ship owners and bareboat charterers to develop and maintain an extensive “Safety Management System” that includes, among other things, the adoption of a safety and environmental protection policy setting forth instructions and procedures for safe operation and describing procedures for dealing with emergencies. The failure of a ship owner or bareboat charterer to comply with the ISM Code may subject the owner or charterer to increased liability, may decrease available insurance coverage for the affected vessels, or may result in a denial of access to, or detention in, certain ports. Non-compliance with the ISM Code may result in breach of our loan covenants. Currently, each of the vessels in our fleet is ISM Code certified. Because these certifications are critical to our business, we place a high priority on maintaining them. Nonetheless, there is the possibility that such certifications may not be renewed.

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

Recent action by the IMO’s Maritime Safety Committee and United States agencies indicates that cybersecurity regulations for the maritime industry are likely to be further developed in the near future in an attempt to combat cybersecurity threats. For example, by IMO resolution, administrations are encouraged to ensure that cyber-risk management systems are incorporated by ship-owners and managers by their first annual Document of Compliance audit after January 1, 2021. This might cause companies to create additional procedures for monitoring cybersecurity, which could require additional expenses and/or capital expenditures. However, the impact of such regulations is hard to predict at this time.

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

Furthermore, United States regulations are currently changing. Although the 2013 Vessel General Permit VGP program and NISA are currently in effect to regulate ballast discharge, exchange and installation, the Vessel Incidental Discharge Act VIDA, which was signed into law on December 4, 2018, requires that the EPA develop national standards of performance for approximately 30 discharges, similar to those found in the VGP within two years. On October 26, 2020, the EPA published a Notice of Proposed Rulemaking for Vessel Incidental Discharge National Standards of Performance under VIDA. Within two years after the EPA publishes its final Vessel Incidental Discharge National Standards of Performance, the U.S. Coast Guard must develop corresponding implementation, compliance and enforcement regulations regarding ballast water. The new regulations could require the installation of new equipment, which may cause us to incur substantial costs.

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

We operate globally, including in countries, states and regions where our businesses, and the activities of our consumer customers, could be negatively impacted by climate change. Climate change presents both immediate and long-term risks to us and our customers, with the risks expected to increase over time. Climate risks can arise from physical risks (acute or chronic risks related to the physical effects of climate change) and transition risks (risks related to regulatory and legal, technological, market and reputational changes from a transition to a low-carbon economy). Physical risks could damage or destroy our or our customers’ and clients’ properties and other assets and disrupt our or their operations. For example, climate change may lead to more extreme weather events occurring more often which may result in physical damage and additional volatility within our business operations and potential counterparty exposures and other financial risks. Transition risks may result in changes in regulations or market preferences, which in turn could have negative impacts on our results of operation or the reputation of us and our customers. For example, carbon-intensive industries like LPG are exposed to climate risks, such as those risks related to the transition to a low-carbon economy, as well as low-carbon industries that may be subject to risks associated with new technologies. Ongoing legislative or regulatory uncertainties and changes regarding climate risk management and practices may result in higher regulatory, compliance, credit and reputational risks and costs.

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

The laws and regulations imposed by the United States and other governmental jurisdictions vary in their application, and do not all apply to the same covered persons or proscribe the same activities. In addition, the sanctions and embargo laws and regulations of each jurisdiction may be amended to increase or reduce the restrictions they impose over time, and the lists of persons and entities designated under these laws and regulations are amended frequently. Moreover, most sanctions regimes provide that entities owned or controlled by the persons or entities designated in such lists are also subject to sanctions. The United States and EU both have enacted new sanctions programs in recent years. Additional countries or territories, as well as additional persons or entities within or affiliated with those countries or territories, have, and in the future will, become the target of sanctions. These require us to be diligent in ensuring our compliance with sanctions laws. Further, the United States has increased its focus on sanctions enforcement with respect to the shipping sector. Current or future counterparties of ours may be or become affiliated with persons or entities that are now or may in the future be the subject of sanctions imposed by the United States Government, the European Union, and/or other international bodies. If we determine that such sanctions or embargoes require us to terminate existing or future contracts to which we or our subsidiaries are party or if we are found to be in violation of such applicable sanctions or embargoes, we could face monetary fines, we may suffer reputational harm and our results of operations may be adversely affected.

As a result of Russia’s actions in Ukraine, the United States, EU and United Kingdom, together with numerous other countries, have imposed significant sanctions on persons and entities associated with Russia and Belarus, as well as comprehensive sanctions on certain areas within the Donbas region of Ukraine, and such sanctions apply to entities owned or controlled by such designated persons or entities. These sanctions adversely affect our ability to operate in the region and also restrict parties whose cargo we may carry. Sanctions against Russia have also placed significant prohibitions on the maritime transportation of seaborne Russian oil, the importation of certain Russian energy products and other goods, and new investments in the Russian Federation. These sanctions further limit the scope of permissible operations and cargo we may carry.

Beginning in February of 2022, President Biden and several European leaders announced various economic sanctions against Russia in connection with Russia’s invasion of Ukraine, which may adversely impact our business, given Russia’s role as a major global exporter of crude oil and natural gas. Both the EU as well as the United States have implemented sanction programs, which includes prohibitions on the import of certain Russian energy products into the United States, including crude oil, petroleum, petroleum fuels, oils, liquefied natural gas and coal, as well as prohibitions on new investments in Russia, among other restrictions. Furthermore, the EU and the United States have also prohibited a variety of specified services related to the maritime transport of Russian Federation origin crude oil and petroleum products, including trading/commodities brokering, financing, shipping, insurance (including reinsurance and protection and indemnity), flagging, and customs brokering. These prohibitions took effect on December 5, 2022 with respect to the maritime transport of crude oil and took effect on February 5, 2023 with respect to the maritime transport of other petroleum products. An exception exists to permit such services when the price of the seaborne Russian oil does not exceed the relevant price cap; but implementation of this price exception relies on a recordkeeping and attestation process that allows each party in the supply chain of seaborne Russian oil to demonstrate or confirm that oil has been purchased at or below the price cap. Violations of the price cap policy or the risk that information, documentation, or attestations provided by parties in the supply chain are later determined to be false may pose additional risks adversely affecting our business.

Although we believe that we have been in compliance with all applicable sanctions and embargo laws and regulations in 2022, and intend to maintain such compliance, there can be no assurance that we will be in compliance in the future, particularly as the scope of certain laws may be unclear and may be subject to changing interpretations. Any such violation could result in reputational damages, fines, penalties or other sanctions that could severely impact our ability to access U.S. capital markets and conduct our business and could result in some investors deciding, or being required, to divest their interest, or not to invest, in us.

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

If our vessels suffer damage, they may need to be repaired at a drydocking facility and in certain instances such damage may result in lost revenues under and in certain cases the termination of the employment contract under which such vessel is operating. The costs of drydock repairs are unpredictable and may be substantial. We may have to pay drydocking costs that our insurance does not cover at all or in full. The loss of earnings while these vessels are being repaired and repositioned, as well as the actual cost of these repairs, may adversely affect our business and financial condition. In addition, space at drydocking facilities is sometimes limited and not all drydocking facilities are conveniently located. We may be unable to find space at a suitable drydocking facility or our vessels may be forced to travel to a drydocking facility that is not conveniently located to our vessels' positions. The loss of earnings while these vessels are forced to wait for space or to travel or be towed to more distant drydocking facilities may adversely affect our business, financial condition, results of operations and cash flows.

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

Our operations outside the United States expose us to global risks, such as political instability, terrorism, war, international hostilities and public health concerns, which may interfere with the operation of our vessels and have a material adverse impact on our operating results, revenues and costs.

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

In February of 2022, President Biden and several European leaders also announced various economic sanctions against Russia in connection with the aforementioned conflicts in the Ukraine region, which have continued to expand over the past year and may adversely impact our business, given Russia’s role as a major global exporter of crude oil and natural gas. The Russian Foreign Harmful Activities Sanctions program includes prohibitions on the import of certain Russian energy products into the United States, including crude oil, petroleum, petroleum fuels, oils, liquefied natural gas and coal, as well as prohibitions on all new investments in Russia by U.S. persons, among other restrictions. Furthermore, the United States has also prohibited a variety of specified services related to the maritime transport of Russian Federation origin crude oil and petroleum products, including trading/commodities brokering, financing, shipping, insurance (including reinsurance and protection and indemnity), flagging, and customs brokering. These prohibitions took effect on December 5, 2022 with respect to the maritime transport of crude oil and are scheduled to take effect on February 5, 2023 with respect to the maritime transport of other petroleum products. An exception exists to permit such services when the price of the seaborne Russian oil does not exceed the relevant price cap; but implementation of this price exception relies on a recordkeeping and attestation process that allows each party in the supply chain of seaborne Russian oil to demonstrate or confirm that oil has been purchased at or below the price cap. Violations of the price cap policy or the risk that information, documentation, or attestations provided by parties in the supply chain are later determined to be false may pose additional risks adversely affecting our business.

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

Russia’s invasion of Ukraine and resulting sanctions by the United States, European Union and other countries have contributed to inflation, market disruptions and increased volatility in commodity prices in the United States and a slowdown in global economic growth.

On February 24, 2022, Russian troops began a full-scale military invasion of Ukraine. In response to the attacks on Ukraine, sanctions and other penalties have been levied by the United States, European Union, and other countries and additional sanctions and penalties have been proposed. The invasion by Russia and resulting sanctions have had a broad range of adverse impacts on global business and financial markets some of which have had and may continue to have adverse impacts on our business. These include increased inflation, significant market disruptions and increased volatility in commodity prices such as oil and natural gas. Although the duration and extent of the ongoing military conflict is highly unpredictable, and the magnitude of the potential economic impact is currently unknown, Russian military actions and resulting sanctions could have a negative effect on our financial condition and operating results even though we do not conduct any business directly in Ukraine or Russia.

Outbreaks of epidemic and pandemic diseases, such as COVID-19, and governmental responses thereto could adversely affect our business.

Our operations are subject to risks related to pandemics, epidemics or other infectious disease outbreaks, including COVID-19, which was initially declared a pandemic by the World Health Organization (“WHO”) on March 11, 2020 and was declared no longer a global health emergency on May 5, 2023. Government efforts to combat the COVID-

19 pandemic, including the enactment or imposition of travel bans, quarantines and other emergency public health measures, have negatively affected economic conditions, supply chains, labor markets, demand for certain shipped goods both regionally and globally, and have also negatively impacted and may continue to impact our operations and the operations of our customers and suppliers. Although demand for shipping and transportation services continued to rebound during 2022 as restrictive public health measures were substantially curtailed or eliminated, we still experienced increases in crew wages and related costs, particularly in crew travel and medical costs and certain spares and stores and associated transport costs due to COVID-19. Further, although the WHO declared the pandemic was no longer a public health emergency on May 5, 2023, future developments regarding the COVID-19 pandemic or other public health emergencies, and their impact on the global economy the oil and natural gas transportation industry remain highly uncertain.

The extent to which our business, results of operations and financial condition may be negatively affected by COVID-19 or future pandemics, epidemics or other outbreaks of infectious diseases is highly uncertain and will depend on numerous evolving factors that we cannot predict, including, but not limited to (i) the duration and severity of the infectious disease outbreak; (ii) the imposition of restrictive measures to combat the outbreak and slow disease transmission; (iii) the introduction of financial support measures to reduce the impact of the outbreak on the economy; (iv) volatility in the demand for and price of oil and gas; (v) shortages or reductions in the supply of essential goods, services or labor; and (vi) fluctuations in general economic or financial conditions tied to the outbreak, such as a sharp increase in interest rates or reduction in the availability of credit. We cannot predict the effect that an outbreak of a new COVID-19 variant or strain, or any future infectious disease outbreak, pandemic or epidemic may have on our business, results of operations and financial condition, which could be material and adverse.

Organizations across industries, including ours, are rightly focusing on their employees’ well-being, whilst making sure that their operations continue undisrupted and at the same time, adapting to the new ways of operating. As such employees are encouraged or even required to operate remotely which significantly increases the risk of cybersecurity attacks, although we take many precautions to mitigate such risks.

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

Moreover, cyber-attacks against the Ukrainian government and other countries in the region have been reported in connection with the recent conflict between Russia and Ukraine. To the extent such attacks have collateral effects on global critical infrastructure or financial institutions, such developments could adversely affect our business, operating results and financial condition. At this time, it is difficult to assess the likelihood of such a threat and any potential impact at this time.

A cyber-attack could materially disrupt our business.

Our business operations could be targeted by individuals or groups seeking to sabotage or disrupt our information technology systems and networks, or to steal data. A successful cyber-attack could materially disrupt our operations, including the safety of our operations, or lead to unauthorized release of information or alteration of information on our systems. Any such attack or other breach of our information technology systems could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Risks Relating to Our Common Shares

The price of our common shares has fluctuated in the past, has recently been volatile and may be volatile in the future, and as a result, investors in our common shares could incur substantial losses.

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future without any discernable announcements or developments by the company or third parties to substantiate the movement of our stock price. Our stock prices may experience rapid and substantial decreases or increases in the foreseeable future that are unrelated to our operating performance or prospects. In addition, the ongoing impact of COVID-19 has caused broad stock market and industry fluctuations. The stock market in general and the market for shipping companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience substantial losses on their investment in our common shares. The market price for our common shares may be influenced by many factors, including the following:

●	investor reaction to our business strategy;

●	our continued compliance with the listing standards of the NYSE;

●	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our industry;

●	variations in our financial results or those of companies that are perceived to be similar to us;

●	our ability or inability to raise additional capital and the terms on which we raise it;

●	declines in the market prices of stocks generally;

●	trading volume of our common shares;

●	sales of our common shares by us or our stockholders;

●	general economic, industry and market conditions; and

●	other events or factors, including those resulting from such events, or the prospect of such events, including war, terrorism and other international conflicts, public health issues including health epidemics or pandemics, such as the COVID-19 pandemic, adverse weather and climate conditions could disrupt our operations or result in political or economic instability.

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

Additionally, securities of certain companies have experienced significant and extreme volatility in stock price due to short sellers of shares of common shares, known as a “short squeeze”. These short squeezes have caused extreme volatility in those companies and in the market and have led to the price per share of those companies to trade at a significantly inflated rate that is disconnected from the underlying value of the company. Many investors who have purchased shares in those companies at an inflated rate face the risk of losing a significant portion of their original investment as the price per share has declined steadily as interest in those stocks have abated. While we have no reason to believe our shares would be the target of a short squeeze, there can be no assurance that we will not be in the future, and you may lose a significant portion or all of your investment if you purchase our shares at a rate that is significantly disconnected from our underlying value.

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

We paid four irregular dividends in our fiscal year ended March 31, 2023 and have declared one irregular dividend to be paid in our fiscal year ending March 31, 2024, but we may be unable to pay dividends in the future.

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

On February 1, 2023, we announced that our Board of Directors declared an irregular cash dividend of $1.00 per share of the Company’s common stock to all shareholders of record as of the close of business on February 15, 2023, totaling $40.4 million. We paid $40.1 million on February 28, 2023 and the remaining $0.3 million is deferred until certain shares of restricted stock vest.

On April 26, 2023, we announced that our Board of Directors has declared an irregular cash dividend of $1.00 per share of the Company’s common stock to all shareholders of record as of the close of business on May 8, 2023, totaling $40.4 million. We paid $40.1 million on May 22, 2023 and the remaining $0.3 million is deferred until certain shares of restricted stock vest.

These were irregular dividends and may not be indicative of future dividend payments. In general, the terms of our credit facility do not permit us to pay dividends if there is, or the payment of the dividend would result in, an event of default or a breach of a loan covenant.

We will evaluate the potential level and timing of any future dividends as profits and cash flows allow. However, the timing and amount of any dividend payments will always be subject to the discretion of our board of directors and will depend on, among other things, earnings, capital expenditure commitments, market prospects, investment opportunities, the provisions of Marshall Islands law affecting the payment of distributions to shareholders, and the terms and restrictions of our existing and future credit facilities. The LPG shipping industry is highly volatile, and we cannot predict with certainty the amount of cash, if any, that will be available for distribution as dividends in any period. Also, there may be a high degree of variability from period to period in the amount of cash that is available for the payment of dividends.

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

As of the date of this report and based on information contained in documents publicly filed by John C. Hadjipateras, he beneficially owns an aggregate of 5.5 million common shares, or approximately 13.7% of our outstanding common shares, and two other major shareholders own approximately 20.6% of our outstanding common shares. Sales or the possibility of sales of substantial amounts of our common shares by any of our major shareholders could adversely affect the market price of our common shares.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

VLGCs are our principal physical properties and are more fully described in "Our Fleet" in "Item 1. Business." We do not own any real estate. Our principal corporate office locations are leased at 27 Signal Road, Stamford, Connecticut, 06902, USA; Overgaden Oven Vandet 62A, 3rd Floor, 1415 Copenhagen, Denmark; and 24 Poseidonos Avenue, 17674, Kallithea, Greece.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common shares have traded on the New York Stock Exchange, or NYSE, since May 9, 2014, under the symbol "LPG." As of May 25, 2023, we had 407 registered holders of our common shares, including Cede & Co., the nominee for the Depository Trust Company. This number excludes shareholders whose stock is held in nominee or street name by brokers.

Common Share Repurchase Authority

On February 2, 2022, our Board of Directors authorized the repurchase of up to $100.0 million of our common shares under the 2022 Common Share Repurchase Authority. Under this authorization, when in force, purchases were and may be made at our discretion in the form of open market repurchase programs, privately negotiated transactions, accelerated share repurchase programs or a combination of these methods. The actual amount and timing of share repurchases are subject to capital availability, our determination that share repurchases are in the best interest of our shareholders, and market conditions. As of March 31, 2023, our total purchases under the 2022 Common Share Repurchase Authority totaled 50,000 shares for an aggregate consideration of $0.7 million. We are not obligated to make any common share repurchases. See Note 11 to our consolidated financial statements included herein for a discussion of our 2022 Common Share Repurchase Authority.

Dividends

On April 26, 2023, we announced that our Board of Directors declared an irregular cash dividend of $1.00 per share of the Company’s common stock to all shareholders of record as of the close of business on May 8, 2023, totaling $40.4 million. We paid $40.1 million on May 22, 2023 and the remaining $0.3 million is deferred until certain shares of restricted stock vest.

.

On February 1, 2023, we announced that our Board of Directors declared an irregular cash dividend of $1.00 per share of the Company’s common stock to all shareholders of record as of the close of business on February 15, 2023, totaling $40.4 million. We paid $40.1 million on February 28, 2023 and the remaining $0.3 million is deferred until certain shares of restricted stock vest.

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

Stock Performance Graph

The performance graph below shows the cumulative total return to shareholders of our common stock relative to the cumulative total returns of the Russell 2000 Index and the Dorian Peer Group Index (defined below). The graph tracks the performance of a $100 investment in our common stock and in each of the indices (with the reinvestment of dividends) from March 31, 2018 to March 31, 2023. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

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

	3/31/18	3/31/19	3/31/20	3/31/21	3/31/22	3/31/23
Dorian LPG Ltd. ("LPG")	100.00	85.71	116.29	175.30	224.62	421.20
Russell 2000 Index ("RTY Index")	100.00	102.01	77.52	151.01	142.23	125.68
Peer Index	100.00	79.20	63.46	166.35	166.65	241.98
NOK to USD exchange conversion rate	7.8417	8.6172	10.4848	8.5259	8.7643	10.4495

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

Overview

We are a Marshall Islands corporation, headquartered in the United States, focused on owning and operating VLGCs. Our fleet currently consists of twenty-five VLGCs, including one dual-fuel ECO VLGC, nineteen ECO VLGCs, one modern VLGC, and four time chartered-in VLGCs.

Our dual-fuel ECO VLGC was delivered to us in March 2023. Our nineteen ECO VLGCs, which incorporate fuel efficiency and emission-reducing technologies and certain custom features, were acquired by us for an aggregate purchase price of $1.4 billion and delivered to us between July 2014 and February 2016, seventeen of which were delivered during calendar year 2015 or later and twelve are scrubber-equipped. Two of our four time chartered-in VLGCs are dual-fuel Panamax design and one of the time chartered-in VLGCs is scrubber-equipped.

On April 1, 2015, Dorian and Phoenix began operations of the Helios Pool, which entered into pool participation agreements for the purpose of establishing and operating, as charterer, under a variable rate time charter to be entered into with owners or disponent owners of VLGCs, a commercial pool of VLGCs whereby revenues and expenses are shared. The vessels entered into the Helios Pool may operate either in the spot market, pursuant to COAs or on time charters of two years' duration or less. As of May 25, 2023, twenty-three of our twenty-five VLGCs, including the four time chartered-in vessels, were deployed in the Helios Pool.

Our customers, either directly or through the Helios Pool, include or have included global energy companies such as Exxon Mobil Corp., Chevron Corp., China International United Petroleum & Chemicals Co., Ltd., Royal Dutch Shell plc, Equinor ASA, Total S.A., and Sunoco LP, commodity traders such as Glencore plc, Itochu Corporation, Bayegan Group, and the Vitol Group and importers such as E1 Corp., Indian Oil Corporation, SK Gas Co. Ltd., and Astomos Energy Corporation, or subsidiaries of the foregoing. For the year ended March 31, 2023, the Helios Pool accounted for 94% of our total revenues. No other individual charterer accounted for more than 10%. Within the Helios Pool, two charterers represented more than 10% of net pool revenues—related party. For the year ended March 31, 2022, the Helios Pool accounted for 90% of our total revenues. No other individual charterer accounted for more than 10%. Within the Helios Pool, no charterers represented more than 10% of net pool revenues—related party. For the year ended March 31, 2021, the Helios Pool accounted for 93% of our total revenues. No other individual charterer accounted for more than 10%. Within the Helios Pool, one charterer represented 16% of net pool revenues—related party. See “Item 1A. Risk Factors—We operate exclusively in the LPG shipping industry. Due to the general lack of industry diversification, adverse developments in the LPG shipping industry may adversely affect our business, financial condition and operating results” and “Item 1A. Risk Factors—We expect to be dependent on a limited number of customers for a material part of our revenues, and failure of such customers to meet their obligations could cause us to suffer losses or negatively impact our results of operations and cash flows.”

We continue to pursue a balanced chartering strategy by employing our vessels on a mix of multi-year time charters, some of which may include a profit-sharing component, shorter-term time charters, spot market voyages and COAs. Two of our vessels are currently on fixed time charters outside of the Helios Pool. See “Item 1. Business—Our Fleet” above for more information.

Recent Development

On April 26, 2023, we announced that our Board of Directors has declared an irregular cash dividend of $1.00 per share of the Company’s common stock to all shareholders of record as of the close of business on May 8, 2023, totaling $40.4 million. We paid $40.1 million on May 22, 2023 and the remaining $0.3 million is deferred until certain shares of restricted stock vest.

Vessel Deployment—Spot Voyages, Time Charters, COAs, and Pooling Arrangements

We seek to employ our vessels in a manner that maximizes fleet utilization and earnings upside through our chartering strategy in line with our goal of maximizing shareholder value and returning capital to shareholders when appropriate, taking into account fluctuations in freight rates in the market and our own views on the direction of those rates in the future. As of May 25, 2023, twenty-three of our twenty-five VLGCs, including the four time chartered-in vessels, were employed in the Helios Pool, which includes time charters with a term of less than two years.

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

Contracts of Affreightment (“COAs”) relate to the carriage of multiple cargoes over the same or several routes at pre-agreed terms, volumes and periods and enables the COA holder to nominate and lift cargoes, without controlling tonnage themselves or having their own vessel in position. COAs are usually based on voyage terms, where all of the vessel's operating, voyage and capital costs are borne by the ship owner.

On April 1, 2015, Dorian and Phoenix began operation of the Helios Pool, which is a pool of VLGC vessels. We believe that the operation of certain of our VLGCs in this pool allows us to achieve better market coverage and utilization. Vessels entered into the Helios Pool are commercially managed jointly by Dorian LPG (DK) ApS, our wholly-owned subsidiary, and Phoenix. The members of the Helios Pool share in the net pool revenues generated by the entire group of vessels in the pool, weighted according to certain technical vessel characteristics, and net pool revenues (see Note 2 to our consolidated financial statements included herein) are distributed as variable rate time charter hire to each participant. The vessels entered into the Helios Pool may operate either in the spot market, COAs, or on time charters of two years' duration or less. As of May 25, 2023, the Helios Pool operated twenty-seven VLGCs, including twenty-three vessels from our fleet and four Phoenix vessels.

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

For the years ended March 31, 2023, 2022, and 2021, 94%, 90% and 93% of our revenue, respectively, was generated through the Helios Pool as net pool revenues—related party.

Voyage Charters.  A voyage charter, or spot charter, is a contract for transportation of a specified cargo between two or more designated ports. This type of charter is priced at a current or "spot" market rate, typically on a price per ton of product carried. Under voyage charters, we are responsible for all of the voyage expenses in addition to providing the crewing and other vessel operating services. Revenues for voyage charters are more volatile as they are typically tied to prevailing market rates at the time of the voyage. Our gross revenue under voyage charters is generally higher than under comparable time charters so as to compensate us for bearing all voyage expenses. As a result, our revenue and voyage expenses may vary significantly depending on our mix of time charters and voyage charters. None of our revenue was generated pursuant to voyage charters from our VLGCs not in the Helios Pool for the years ended March 31, 2023, 2022, and 2021.

Time Charters.  A time charter is a contract under which a vessel is chartered for a defined period of time at a fixed daily or monthly rate. Under time charters, we are responsible for providing crewing and other vessel operating services, the cost of which is intended to be covered by the fixed rate, while the customer is responsible for substantially all of the voyage expenses, including bunker fuel consumption, port expenses and canal tolls. LPG is typically transported under a time charter arrangement, with terms ranging up to seven years. In addition, we may also have profit-sharing arrangements with some of our customers that provide for additional payments above a floor monthly rate (usually up to an agreed ceiling) based on the actual, average daily rate quoted by the Baltic Exchange for VLGCs on the benchmark Ras Tanura‑Chiba route over an agreed time period converted to a time charter equivalent (“TCE”) monthly rate. For the years ended March 31, 2023, 2022, and 2021, approximately 5.8%, 8.2% and 6.2%, respectively, of our revenue was generated pursuant to time charters from our VLGCs not in the Helios Pool.

Other Revenues, net.  Other revenues, net represent income from charterers, including the Helios Pool, relating to reimbursement of expenses such as costs for security guards and war risk insurance for voyages operating in high-risk areas. For the years ended March 31, 2023, 2022, and 2021, approximately 0.6%, 2.0% and 1.2%, respectively, of our revenue was generated pursuant to other revenues, net.

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

Critical Accounting Estimates

We prepare our consolidated financial statements in accordance with U.S. GAAP, which requires us to make estimates in the application of our accounting policies based on our best assumptions, judgments and opinions. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. Accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties. For a description of our significant accounting policies, see Note 2 of our consolidated financial statements included herein.

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

As of March 31, 2023, 2022 and 2021, independent appraisals of the commercially and technically-managed VLGCs in our fleet had no indicators of impairment on any of our VLGCs in accordance with ASC 360 Property, Plant, and Equipment. No impairment charges were recognized for the years ended March 31, 2023, 2022 and 2021.

The amount, if any, and timing of any impairment charges we may recognize in the future will depend upon the then current and expected future charter rates and vessel values, which may differ materially from those used in our estimates as of March 31, 2023, 2022 and 2021.

The table set forth below indicates the carrying value of each commercially and technically-managed vessel in our fleet as of March 31, 2023 and 2022 at which times none of the vessels listed in the table below was being held for sale:

			Date of
	Capacity	Year	Acquisition/	Purchase Price/	Carrying value at	Carrying value at
Vessels	(Cbm)	Built	Delivery	Original Cost	March 31, 2023(1)	March 31, 2022(2)
Captain John NP	82,000	2007	7/29/2013	64,955,636	36,877,876	40,322,640
Comet	84,000	2014	7/25/2014	75,276,432	55,569,951	58,662,563
Corsair	84,000	2014	9/26/2014	80,906,292	59,732,692	63,099,862
Corvette	84,000	2015	1/2/2015	84,262,500	60,797,725	64,056,780
Cougar	84,000	2015	6/15/2015	80,427,640	58,141,111	61,232,767
Concorde	84,000	2015	6/24/2015	81,168,031	60,229,695	61,594,838
Cobra	84,000	2015	6/26/2015	80,467,667	58,303,794	61,405,078
Continental	84,000	2015	7/23/2015	80,487,197	58,740,786	61,231,113
Constitution	84,000	2015	8/20/2015	80,517,226	61,749,813	65,002,816
Commodore	84,000	2015	8/28/2015	80,468,889	58,823,308	61,895,270
Cresques	84,000	2015	9/1/2015	82,960,176	63,422,959	66,747,081
Constellation	84,000	2015	9/30/2015	78,649,026	60,476,385	63,516,945
Clermont	84,000	2015	10/13/2015	80,530,199	62,632,616	65,936,680
Cheyenne	84,000	2015	10/22/2015	80,503,271	61,958,761	65,128,970
Cratis	84,000	2015	10/30/2015	83,186,333	63,978,931	67,288,784
Commander	84,000	2015	11/5/2015	78,056,729	61,150,118	64,364,497
Chaparral	84,000	2015	11/20/2015	80,516,187	59,233,063	62,302,458
Copernicus	84,000	2015	11/25/2015	83,333,085	64,344,201	67,670,583
Challenger	84,000	2015	12/11/2015	80,576,863	60,305,474	62,805,187
Caravelle	84,000	2016	2/25/2016	81,119,450	60,996,102	63,635,778
Captain Markos	84,000	2023	3/31/2023	84,830,545	84,830,545	—
	1,762,000			$1,683,199,374	$1,272,295,906	$1,247,900,690
(1)	Carrying value for purposes of evaluating our vessels for impairment includes the carrying value of the vessel and unamortized deferred charges related to drydocking of the vessel. Refer to our accounting policies in Note 2 to our consolidated financial statements for vessels carrying values and deferred drydocking costs. As of March 31, 2023, the carrying value and unamortized deferred charges related to drydocking of none of our vessels exceeded their estimated market value. On an aggregate fleet basis, the estimated market value of our vessels was higher than their carrying value and unamortized deferred charges related to drydocking as of March 31, 2023 by $270.2 million. There were no indications of impairment on any of our vessels and no impairment was recorded during the year ended March 31, 2023 as we believed that the carrying value of our vessels was fully recoverable.

(2)	Carrying value for purposes of evaluating our vessels for impairment includes the carrying value of the vessel and unamortized deferred charges related to drydocking of the vessel. Refer to our accounting policies in Note 2 to our consolidated financial statements for vessels carrying values and deferred drydocking costs. As of March 31, 2022, the carrying value and unamortized deferred charges related to drydocking of none of our vessels exceeded their estimated market value. On an aggregate fleet basis, the estimated market value of our vessels was higher than their carrying value and unamortized deferred charges related to drydocking as of March 31, 2022 by $85.1 million. There were no indications of impairment on any of our vessels and no impairment was recorded during the year ended March 31, 2022.

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

The fair value of our interest swap agreements at the end of each period is most significantly affected by the interest rate implied by the SOFR interest yield curve, including its relative steepness. Interest rates have experienced significant volatility in recent years in both the short and long term. While the fair value of our interest rate swap agreements is typically more sensitive to changes in short‑term rates, significant changes in the long‑term benchmark interest rates also materially impact our interest.

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

The SOFR interest rate yield curve and our specific credit risk are expected to vary over the life of the interest rate swap agreements. The larger the notional amount of the interest rate swap agreements outstanding and the longer the remaining duration of the interest rate swap agreements, the larger the impact of any variability in these factors will be on the fair value of our interest rate swaps. We economically hedge the interest rate exposure on a significant amount of our long‑term debt and for long durations. As such, we have experienced, and we expect to continue to experience, material variations in the period‑to‑period fair value of our derivative instruments.

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

Results of Operations For The Year Ended March 31, 2023 As Compared To The Year Ended March 31, 2022

Revenues

The following table compares revenues for the years ended March 31:

			Increase /	Percent
	2023	2022	(Decrease)	Change
Net pool revenues—related party	$364,548,262	$246,305,480	$118,242,782	48.0%
Time charter revenues	22,709,620	22,377,211	332,409	1.5%
Other revenues, net	2,491,333	5,538,757	(3,047,424)	(55.0)%
Total	$389,749,215	$274,221,448	$115,527,767	42.1%

Revenues, which represent net pool revenues—related party, time charters and other revenues, net, were $389.7 million for the year ended March 31, 2023, an increase of $115.5 million, or 42.1%, from $274.2 million for the year ended

March 31, 2022. The increase is primarily attributable to increased average TCE rates and a slight increase in fleet utilization. Average TCE rates of $50,462 for the year ended March 31, 2023 increased $15,793 from $34,669 for the year ended March 31, 2022, primarily due to higher spot rates partially offset by higher bunker prices. The Baltic Exchange Liquid Petroleum Gas Index, an index published daily by the Baltic Exchange for the spot market rate for the benchmark Ras Tanura-Chiba route (expressed as U.S. dollars per metric ton), averaged $87.009 during the year ended March 31, 2023 compared to an average of $52.689 for the year ended March 31, 2022. The average price of very low sulfur fuel oil (expressed as U.S. dollars per metric ton) from Singapore and Fujairah increased from $609 during the year ended March 31, 2022, to $773 during the year ended March 31, 2023.Our fleet utilization increased from 94.9% during the year ended March 31, 2022 to 95.0% during the year ended March 31, 2023.

Charter Hire Expenses

Charter hire expenses for the vessels chartered in from third parties were $23.2 million for the year ended March 31, 2023 compared to $16.3 million for the year ended March 31, 2022. The increase of $6.9 million, or 42.6%, was mainly caused by an increase in time chartered-in days from 579 for the year ended March 31, 2022 to 791 for the year ended March 31, 2023 and an increase in average time charter in expense per day from $28,093 for the year ended March 31, 2022 to $29,323 per day for the year ended March 31, 2023.

Vessel Operating Expenses

Vessel operating expenses were $71.5 million during the year ended March 31, 2023, or $9,793 per vessel per calendar day, which is calculated by dividing vessel operating expenses by calendar days for the relevant time period for the vessels that were in our fleet. This was a decrease of $2.7 million, or 3.6%, from $74.2 million, or $9,538 per vessel per calendar day, for the year ended March 31, 2022. The decrease was due to a reduction of calendar days for our fleet from 7,780 during the year ended March 31, 2022 to 7,301 during the year ended March, 31 2023, driven by the sales of Captain Markos NL and Captain Nicholas ML in 2022. Also included in the $2.7 million decrease was a $1.3 million, or $160 per vessel per calendar day, decrease in operating expenses related to the drydocking of vessels including repairs and maintenance, spares and stores, coolant costs, and other drydocking related operating expenses.

On a per vessel per calendar day basis, vessel operating expenses increased modestly by $255 per vessel per calendar day, from $9,538 for the year ended March 31, 2022 to $9,793 per vessel per calendar day for the year ended March 31, 2023. After adjusting for operating expenses related to the drydocking of vessels, vessel operating expenses increased $415 on a per vessel per calendar day basis. This increase was primarily the result of increases per vessel per calendar day of $138 related to repairs and maintenance, $117 related to lubricants and $160 for other vessel operating expenses.

General and Administrative Expenses

General and administrative expenses were $32.1 million for the year ended March 31, 2023, an increase of $1.9 million, or 6.2%, from $30.2 million for the year ended March 31, 2022. This increase was driven by (1) $0.9 million in financial support for the families of our Ukrainian and Russian seafarers affected by the events in Ukraine and (2) increases of $0.9 million and $1.5 million in stock-based compensation and other general and administrative expenses, respectively, partially offset by a reduction in employee-related expenses of $1.4 million primarily resulting from favorable changes in exchange rates.

Interest and Finance Costs

Interest and finance costs amounted to $37.8 million for the year ended March 31, 2023, an increase of $10.7 million from $27.1 million for the year ended March 31, 2022. The increase of $10.7 million during the year ended March 31, 2023 was driven by increases of $11.3 million in interest incurred on our long-term debt and $0.8 million in loan expenses. This was partially offset by an increase of $1.1 million in capitalized interest and a decrease of $0.3 million in amortization of financing costs. The increase in interest on our long-term debt was driven by an increase in average interest rates due to rising SOFR on our floating-rate long-term debt, and an increase in average indebtedness, excluding deferred financing fees, from $609.0 million for the year ended March 31, 2022 to $649.0 million for the year ended

March 31, 2023. As of March 31, 2023, the outstanding balance of our long-term debt, excluding deferred financing fees, was $663.6 million.

Unrealized Gain on Derivatives

Unrealized gain on derivatives amounted to $2.8 million for the year ended March 31, 2023 compared to $11.1 million for the year ended March 31, 2022. The $8.3 million difference is primarily attributable to reductions in notional amounts and an unfavorable change in forward SOFR yield curves (forward LIBOR curves in the prior period).

Realized Gain/(Loss) on Derivatives

Realized gain on derivatives was $3.8 million for the year ended March 31, 2023, compared to a realized loss of $3.5 million for the year ended March 31, 2022. The favorable $7.3 million difference is due to an increase in floating SOFR resulting in the realized gain on our interest rate swaps.

Gain on Disposal of Vessels

There was no gain on disposal of vessels for the year ended March 31, 2023. Gain on disposal of vessels amounted to $7.3 million for the year ended March 31, 2022 and was attributable to the sales of Captain Markos NL and Captain Nicholas ML.

Results of Operations For The Year Ended March 31, 2022 As Compared To The Year Ended March 31, 2021

For a discussion of the year ended March 31, 2022 compared to the year ended March 31, 2021, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended March 31, 2022.

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

	Year ended	Year ended	Year ended
(in U.S. dollars, except fleet data)	March 31, 2023	March 31, 2022	March 31, 2021
Financial Data
Adjusted EBITDA	$271,386,648	$161,149,380	$188,555,935
Fleet Data(1)
Calendar days	7,301	7,780	8,030
Time chartered-in days	791	579	740
Available days	8,053	8,201	8,505
Operating days	7,652	7,785	7,891
Fleet utilization	95.0%	94.9%	92.8%
Average Daily Results(1)
Time charter equivalent rate	$50,462	$34,669	$39,606
Daily vessel operating expenses	$9,793	$9,538	$9,741

(1)	Refer to “Important Financial and Operational Terms and Concepts” above for definitions of calendar days, time chartered-in days, available days, operating days, fleet utilization, and daily vessel operating expenses.

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

The following table sets forth a reconciliation of net income to Adjusted EBITDA (unaudited) for the periods presented:

	Year ended	Year ended	Year ended
(in U.S. dollars)	March 31, 2023	March 31, 2022	March 31, 2021
Net income	$172,443,930	$71,935,018	$92,564,653
Interest and finance costs	37,803,787	27,067,395	27,596,124
Unrealized gain on derivatives	(2,766,065)	(11,067,870)	(7,202,880)
Realized (gain)/loss on interest rate swaps	(3,771,522)	3,450,443	3,779,363
Stock-based compensation expense	4,280,387	3,332,279	3,356,199
Depreciation and amortization	63,396,131	66,432,115	68,462,476
Adjusted EBITDA	$271,386,648	$161,149,380	$188,555,935

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

The following table sets forth a reconciliation of revenues to TCE rate (unaudited) for the periods presented:

(in U.S. dollars, except operating days)	Year ended	Year ended	Year ended
Numerator:	March 31, 2023	March 31, 2022	March 31, 2021
Revenues	$389,749,215	$274,221,448	$315,938,812
Voyage expenses	(3,611,452)	(4,324,712)	(3,409,650)
Time charter equivalent	$386,137,763	$269,896,736	$312,529,162

Pool adjustment*	(514,015)	(2,978)	5,579,857
Time charter equivalent excluding pool adjustment*	$385,623,748	$269,893,758	$318,109,019

Denominator:
Operating days	7,652	7,785	7,891
TCE rate:
Time charter equivalent rate	$50,462	$34,669	$39,606
TCE rate excluding pool adjustment*	$50,395	$34,668	$40,313

* Adjusted for the effects of reallocations of pool profits in accordance with the pool participation agreements as a result of the actual speed and consumption performance of the vessels operating in the Helios Pool exceeding the originally estimated speed and consumption levels.

We determine operating days for each vessel based on the underlying vessel employment, including our vessels in the Helios Pool, or the Company Methodology. If we were to calculate operating days for each vessel within the Helios Pool as a variable rate time charter, or the Alternate Methodology, our operating days and fleet utilization would be increased with a corresponding reduction of our TCE rate. Operating data using both methodologies is as follows:

	Year ended	Year ended	Year ended
Company Methodology:	March 31, 2023	March 31, 2022	March 31, 2021
Operating Days	7,652	7,785	7,891
Fleet Utilization	95.0%	94.9%	92.8%
Time charter equivalent rate	$50,462	$34,669	$39,606

Alternate Methodology:
Operating Days	8,035	8,193	8,505
Fleet Utilization	99.8%	99.9%	100.0%
Time charter equivalent rate	$48,057	$32,942	$36,747

We believe that Our Methodology using the underlying vessel employment provides more meaningful insight into market conditions and the performance of our vessels.

Liquidity and Capital Resources

Our business is capital intensive, and our future success depends on our ability to maintain a high‑quality fleet. As of March 31, 2023, we had cash and cash equivalents of $148.8 million and non-current restricted cash of $0.1 million.

Our primary sources of capital during the year ended March 31, 2023 were $224.1 million in cash generated from operations and $29.9 million in net proceeds from the refinancing of Cougar. As of March 31, 2023, the outstanding balance of our long-term debt, net of deferred financing fees of $6.2 million, was $657.4 million including $53.1 million of principal on our long-term debt scheduled to be repaid during the year ending March 31, 2023.

Operating expenses, including expenses to maintain the quality of our vessels in order to comply with international shipping standards and environmental laws and regulations, the funding of working capital requirements, long-term debt repayments, financing costs, and commitments for drydocking and scrubbers as described in Note 18 to our consolidated financial statements represent our short-term, medium-term and long-term liquidity needs as of March 31, 2023. We anticipate satisfying our liquidity needs for at least the next twelve months with cash on hand and cash from operations. We may also seek additional liquidity through alternative sources of debt financings and/or through equity financings by way of private or public offerings. However, if these sources are insufficient to satisfy our short-term liquidity needs, or to satisfy our future medium-term or long-term liquidity needs, we may need to seek alternative sources of financing and/or modifications of our existing credit facility and financing arrangements. There is no assurance that we will be able to obtain any such financing or modifications to our existing credit facility and financing arrangements on terms acceptable to us, or at all.

On February 2, 2022, our Board of Directors authorized the repurchase of up to $100.0 million of our common shares under the 2022 Common Share Repurchase Authority. Under this authorization, when in force, purchases were and may be made at our discretion in the form of open market repurchase programs, privately negotiated transactions, accelerated share repurchase programs or a combination of these methods. The actual amount and timing of share repurchases are subject to capital availability, our determination that share repurchases are in the best interest of our shareholders, and market conditions. As of March 31, 2023, our total purchases under the 2022 Common Share Repurchase Authority totaled 50,000 shares for an aggregate consideration of $0.7 million. We are not obligated to make any common share repurchases. See Note 10 to our consolidated financial statements included herein for a discussion of our 2022 Common Share Repurchase Authority.

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

On February 1, 2023, we announced that our Board of Directors declared an irregular cash dividend of $1.00 per share of the Company’s common stock to all shareholders of record as of the close of business on February 15, 2023, totaling $40.4 million. We paid $40.1 million on February 28, 2023 and the remaining $0.3 million is deferred until certain shares of restricted stock vest.

On April 26, 2023, we announced that our Board of Directors has declared an irregular cash dividend of $1.00 per share of the Company’s common stock to all shareholders of record as of the close of business on May 8, 2023, totaling $40.4 million. We paid $40.1 million on May 22, 2023 and the remaining $0.3 million is deferred until certain shares of restricted stock vest.

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

On July 29, 2022, we entered into a $260.0 million debt financing facility with CACIB, ING, SEB, BNP, and DSF to refinance indebtedness under the 2015 AR Facility and the Concorde Japanese Financing (upon its repurchase in September 2022) and to releverage Corvette following the repurchase of that vessel from its owners on July 21, 2022. The 2022 Debt Facility consists of (i) a term loan facility in an aggregate principal amount of $240.0 million and (ii) a revolving credit facility in an aggregate principal amount of up to $20.0 million. The loan comprised two separate drawdowns with $216.0 million drawn on August 4, 2022 relating to nine of our VLGCs, and the remaining $24.0 million relating to Concorde drawn on September 6, 2022. The term loan is for a period of seven years with an interest rate of SOFR plus a margin currently at 2.15%.

On September 6, 2022, we repurchased Concorde for $41.2 million in cash and application of the deposit amount of $14.0 million. Concorde was refinanced under the 2022 Debt Facility.

On March 20, 2023, we voluntarily prepaid $15.0 million of debt outstanding under the Cresques Japanese Financing.

On March 31, 2023, we entered into a $56 million bareboat charter to finance a 2023-built Dual-fuel VLGC, Captain Markos. This debt financing has a floating interest rate of one-month SOFR plus a credit adjustment spread of 0.1148% (reflecting the difference between unsecured LIBOR and SOFR) and a margin of 2.475%, monthly broker commission fees of 1.25% over the 13-year term on interest and principal payments made, broker commission fees of 1.0% payable on the remaining debt outstanding at the time of the repurchase of Captain Markos, and a monthly fixed straight-line principal obligation of $0.210 million until February 29, 2028 and of $0.250 million from March 31, 2028 through the remainder of bareboat charter period with a balloon payment of $19.4 million. We have early buyout options beginning March 31, 2028.

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

Cash Flows

The following table summarizes our cash and cash equivalents provided by/(used in) operating, financing and investing activities for the periods presented:

	March 31, 2023	March 31, 2022	March 31, 2021
Net cash provided by operating activities	$224,059,836	$118,695,170	$170,595,696
Net cash provided by/(used in) investing activities	(76,341,190)	68,766,198	1,021,090
Net cash used in financing activities	(235,232,008)	(35,178,821)	(174,484,467)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	$(87,963,264)	$152,109,715	$(2,661,928)

Operating Cash Flows. Net cash provided by operating activities for the year ended March 31, 2023 was $224.1 million compared with $118.7 million for the year ended March 31, 2022. The increase is primarily related to an increase in operating income. For a discussion of the year ended March 31, 2022 compared to the year ended March 31, 2021, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended March 31, 2022.

Net cash flow from operating activities depends upon our overall profitability, market rates for vessels employed on voyage charters, charter rates agreed to for time charters, the timing and amount of payments for drydocking expenditures and unscheduled repairs and maintenance, fluctuations in working capital balances and bunker costs.

Investing Cash Flows. Net cash used in investing activities was $76.3 million for the year ended March 31, 2023, compared with net cash provided by investing activities of $68.8 million for the year ended March 31, 2022. For the year ended March 31, 2023, net cash used in investing activities was comprised of $68.8 million in payments for vessels and vessel capital expenditures, and $11.3 million in purchases of U.S. treasury notes, partially offset by $3.7 million in proceeds from the sale of investment securities. For the year ended March 31, 2022, net cash provided by investing activities was comprised of $90.5 million in proceeds from disposal of VLGCs Captain Markos NL and Captain Nicholas ML, and $3.7 million in proceeds from the sale of investment securities, partially offset by $23.2 million in payments for vessels under construction and vessel capital expenditures and $2.3 million in purchases of investment securities. For a discussion of the year ended March 31, 2022 compared to the year ended March 31, 2021, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended March 31, 2022.

Financing Cash Flows. Net cash used in financing activities was $235.2 million for the year ended March 31, 2023, compared with net cash used in financing activities of $35.2 million for the year ended March 31, 2022. For the year ended March 31, 2023, net cash used in financing activities consisted of repayments of long-term debt of $352.5 million, dividends paid of $220.6 million, payments of financing costs of $6.5 million, and repurchases of common stock totaling of $1.7 million, partially offset by $346 million of proceeds from long-term debt borrowings. For the year ended March 31, 2022, net cash used in financing activities consisted of repayments of long-term debt of $230.3 million, dividends paid of $80.1 million, repurchase of common stock of $21.4 million, and payments of financing costs of $1.7 million, partially offset by $298.3 million of proceeds from long-term debt borrowings. For a discussion of the year ended March 31, 2022 compared to the year ended March 31, 2021, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended March 31, 2022.

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

On March 31, 2023, we took delivery of our newbuilding dual-fuel VLGC, Captain Markos, from the shipyard of Kawasaki Heavy Industries. As our vessels age and our fleet expands, our drydocking expenses will increase. We estimate the current cash outlay for a VLGC special survey to be approximately $1.0 million per vessel (excluding any capital improvements, such as scrubbers and ballast water management systems, to the vessel that may be made during such drydockings and the cost of an intermediate survey to be between $100,000 and $200,000 per vessel. Ongoing costs for compliance with environmental regulations are primarily included as part of our drydocking and classification society survey costs. In order to comply with the International Maritime Organization mandated reductions in sulfur emissions that came into effect January 1, 2020, we have installed scrubbers on twelve of our vessels and have one chartered-in scrubber-equipped vessel, which allows us to burn heavy fuel oil. Our other non-dual fuel vessels currently consume compliant fuels on board (0.5% sulfur), which are readily available globally, but at a significantly higher cost. We have entered into contracts to purchase scrubbers on an additional three of our ECO VLGCs and we have contractual commitments for scrubber purchases of $3.5 million as of March 31, 2023. We also have one newbuilding dual-fuel VLGC and two chartered-in dual-fuel vessels that have the capability to burn LPG as fuel, which we believe provides an economic benefit over traditional fuel. Please see "Item 1A. Risk Factors—Risks Relating to Our Company—We may incur increasing costs for the drydocking, maintenance or replacement of our vessels as they age, and, as our vessels age, the risks associated with older vessels could adversely affect our ability to obtain profitable charters.”

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

Interest Rate Risk

The LPG shipping industry is capital intensive, requiring significant amounts of investment. Much of this investment is provided in the form of long-term debt. Our debt agreement currently contains interest rates that fluctuate with SOFR. We have entered into interest rate swap agreements to hedge a majority of our exposure to fluctuations of interest rate risk associated with our 2022 Debt Facility. We have hedged $183.5 million of amortizing principal as of March 31, 2023 and thus increasing interest rates could adversely impact our future earnings. For the 12 months following March 31, 2023, a hypothetical increase or decrease of 20 basis points in the underlying SOFR rates would result in an increase or decrease of our interest expense on our unhedged interest-bearing debt by $0.3 million assuming all other variables are held constant. See Notes 9 and 19 to our consolidated financial statements included herein for a description of our debt obligations and interest rate swaps, respectively.

Foreign Currency Exchange Rate Risk

Our primary economic environment is the international LPG shipping market. This market utilizes the U.S. dollar as its functional currency. Consequently, our revenues are in U.S. dollars and the majority of our operating expenses are in U.S. dollars. However, we incur some of our expenses in other currencies, particularly Euro, Singapore Dollar, Danish Krone, Japanese Yen, British Pound Sterling, and Norwegian Krone. The amount and frequency of some of these expenses, such as vessel repairs, supplies and stores, may fluctuate from period to period. Depreciation in the value of the U.S. dollar relative to other currencies will increase the cost of us paying such expenses. For the year ended March 31, 2023, 25% of our expenses (excluding depreciation and amortization, interest and finance costs and gain/loss on derivatives), were in currencies other than the U.S. dollar, and as a result we expect the foreign exchange risk associated with these operating expenses to be immaterial. We do not have foreign exchange exposure in respect of our credit facility and interest rate swap agreements, as these are denominated in U.S. dollars.

The portion of our business conducted in other currencies could increase in the future, which could expand our exposure to losses arising from currency fluctuations.

Inflation

Certain of our operating expenses, including crewing, insurance and drydocking costs, are subject to fluctuations caused by market forces. Crewing costs in particular have risen over the past number of years as a result of a shortage of trained crews. Please see "Item 1A. Risk Factors—We may be unable to attract and retain key management personnel and other employees in the shipping industry without incurring substantial expense as a result of rising crew costs, which may negatively affect the effectiveness of our management and our results of operations." A shortage of qualified officers makes it more difficult to crew our vessels and may increase our operating costs. If this shortage were to continue or worsen, it may impair our ability to operate and could have an adverse effect on our business, financial condition and operating results. Inflationary pressures on bunker (fuel and oil) costs could have a material effect on our future operations if the number of vessels employed on voyage charters increases. In the case of any vessels that are time-chartered to third parties, it is the charterers who pay for the fuel. If our vessels are employed under voyage charters, freight rates are generally sensitive to the price of fuel. However, a sharp rise in bunker prices may have a temporary negative effect on our results since freight rates generally adjust only after prices settle at a higher level. Please see "Item 1A. Risk Factors—Changes in fuel, or bunker, prices may adversely affect profits.”

Although inflation has had a moderate impact on our vessel operating expenses, insurance and corporate overheads, management does not consider inflation to be a significant risk to direct costs in the current and foreseeable economic environment. LPG transportation is a specialized area and the number of vessels is increasing. There will therefore be an increased demand for qualified crew and this has and will continue to put inflationary pressure on crew costs. However, in a shipping downturn, costs subject to inflation can usually be controlled because shipping companies typically monitor costs to preserve liquidity and encourage suppliers and service providers to lower rates and prices in the event of a downturn.

Forward Freight Agreements

From time to time, we may take hedging or speculative positions in derivative instruments, including FFAs. The usage of such derivatives can lead to fluctuations in our reported results from operations on a period-to-period basis. Generally, freight derivatives may be used to hedge our exposure to the spot market for a specified route and period of time. Upon settlement, if the contracted charter rate is less than the average of the rates reported on an identified index for the specified route and time period, the seller of the FFA is required to pay the buyer the settlement sum, being an amount equal to the difference between the contracted rate and the settlement rate, multiplied by the number of days of the specified period. Conversely, if the contracted rate is greater than the settlement rate, the buyer is required to pay the seller the settlement sum. If we take positions in FFAs or other derivative instruments we could suffer losses in the settling or termination of these agreements. This could adversely affect our results of operations and cash flows. Historically, we entered into FFAs as an economic hedge to reduce the risk on vessels trading in the spot market and to take advantage of short-term fluctuations in market prices. We do not classify these freight derivatives as cash flow hedges for accounting purposes and therefore gains or losses are recognized in earnings. As of March 31, 2023, we had no outstanding FFA positions.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial information required by this Item is set forth on pages F-1 to F-35 and is filed as part of this Annual Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our management concluded that our disclosure controls and procedures were effective as of March 31, 2023. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits to the Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Our management conducted an evaluation of our effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of the inherent limitations of internal controls over financial reporting, misstatements may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on the evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2023.

The effectiveness of our internal control over financial reporting as of March 31, 2023 has been audited by Deloitte Certified Public Accountants S.A., an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

Our management with the participation of our principal executive officer and principal financial officer or persons performing similar functions has determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) occurred during the fourth fiscal quarter of our fiscal year ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2023 Annual Meeting of Shareholders within 120 days of March 31, 2023.

We have adopted a Code of Ethics applicable to officers, directors and employees (the “Code of Ethics”), which fulfills applicable guidelines issued by the Commission.

Our Code of Ethics and our Anti-Bribery and Corruption Policy can be found on our website at http://www.dorianlpg.com/investor-center/corporate-governance/. We will also provide a hard copy of our Code of Ethics and Anti-Bribery and Corruption Policy free of charge upon written request to Dorian LPG Ltd. c/o Dorian LPG (USA) LLC, 27 Signal Road, Stamford, Connecticut 06902. Our employees are required to make written reaffirmation of their commitment to the Anti-Bribery and Corruption Policy and Code of Ethics on an annual basis. Any waiver that is granted, and the basis for granting the waiver, will be publicly communicated as appropriate, including through posting on our website, as soon as practicable. We have granted no waivers to the Anti-Bribery and Corruption Policy since its inception. We granted no waivers under our Code of Ethics during the fiscal year ended March 31, 2023. We intend to post any amendments to and any waivers of our Code of Ethics on our website within four business days. None of the information contained on the Company’s website is incorporated into or forms a part of this Annual Report.

ITEM 11.  EXECUTIVE COMPENSATION.

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2023 Annual Meeting of Shareholders within 120 days of March 31, 2023.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2023 Annual Meeting of Shareholders within 120 days of March 31, 2023.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2023 Annual Meeting of Shareholders within 120 days of March 31, 2023.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2023 Annual Meeting of Shareholders within 120 days of March 31, 2023.

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

4.2	Description of Securities incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed with the Commission on June 2, 2021.
10.1*	Amended and Restated 2014 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed with the Commission on June 2, 2022.
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

10.6*	2014 Executive Severance and Change in Control Severance Plan, incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed with the Commission on May 31, 2016.
10.7	Form of Restricted Stock Award Agreement, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on June 22, 2016.
21.1	List of Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of Seward & Kissel LLP.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Schema Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Schema Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Schema Label Linkbase.
101.PRE	XBRL Taxonomy Extension Schema Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101)

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

Date: June 1, 2023

Dorian LPG Ltd.
(Registrant)

/s/ John C. Hadjipateras
John C. Hadjipateras
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on June 1, 2023 on behalf of the registrant and in the capacities indicated.

Signature	Capacity

/s/ John C. Hadjipateras	President, Chief Executive Officer and Chairman of the Board
John C. Hadjipateras	(Principal Executive Officer)

/s/ Theodore B. Young	Chief Financial Officer
Theodore B. Young	(Principal Financial Officer and Principal Accounting Officer)

/s/ John C. Lycouris	Director
John C. Lycouris

/s/ Thomas J. Coleman	Director
Thomas J. Coleman

/s/ Ted Kalborg	Director
Ted Kalborg

/s/ Marit Lunde	Director
Marit Lunde

/s/ Øivind Lorentzen	Director
Øivind Lorentzen

/s/ Malcolm McAvity	Director
Malcolm McAvity

/s/ Christina Tan	Director
Christina Tan

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Dorian LPG Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Dorian LPG Ltd. and subsidiaries (the "Company") as of March 31, 2023 and 2022, the related consolidated statements of operations, shareholders' equity, and cash flows, for each of the three years in the period ended March 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 1, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Critical Audit Matters

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Deloitte Certified Public Accountants S.A.

Athens, Greece

June 1, 2023

We have served as the Company’s auditor since 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Dorian LPG Ltd.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Dorian LPG Ltd and subsidiaries (the “Company”) as of March 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 31, 2023, of the Company and our report dated June 1, 2023, expressed an unqualified opinion on those financial statements.

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

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements..

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

/s/ Deloitte Certified Public Accountants S.A.

Athens, Greece

June 1, 2023

Dorian LPG Ltd.

Consolidated Balance Sheets

(Expressed in United States Dollars, except for number of shares)

	As of	As of
	March 31, 2023	March 31, 2022
Assets
Current assets
Cash and cash equivalents	$148,797,232	$236,758,927
Trade receivables, net and accrued revenues	3,282,256	853,060
Due from related parties	73,070,095	57,782,831
Inventories	2,642,395	2,266,351
Prepaid expenses and other current assets	8,507,007	10,232,083
Total current assets	236,298,985	307,893,252
Fixed assets
Vessels, net	1,263,928,605	1,238,061,690
Vessel under construction	—	16,401,532
Other fixed assets, net	48,213	54,101
Total fixed assets	1,263,976,818	1,254,517,323
Other non-current assets
Deferred charges, net	8,367,301	9,839,000
Derivative instruments	9,278,544	6,512,479
Due from related parties—non-current	20,900,000	19,800,000
Restricted cash—non-current	76,418	77,987
Operating lease right-of-use assets	158,179,398	8,087,014
Available-for-sale securities	11,366,838	—
Other non-current assets	469,227	635,038
Total assets	$1,708,913,529	$1,607,362,093
Liabilities and shareholders’ equity
Current liabilities
Trade accounts payable	$10,807,376	$9,541,131
Accrued expenses	5,637,725	3,801,448
Due to related parties	168,793	37,433
Deferred income	208,558	813,967
Current portion of long-term operating lease liabilities	23,407,555	8,073,364
Current portion of long-term debt	53,110,676	72,075,571
Dividends payable	1,255,861	494,180
Total current liabilities	94,596,544	94,837,094
Long-term liabilities
Long-term debt—net of current portion and deferred financing fees	604,256,670	590,687,387
Long-term operating lease liabilities	134,782,483	—
Other long-term liabilities	1,431,510	1,686,197
Total long-term liabilities	740,470,663	592,373,584
Total liabilities	835,067,207	687,210,678
Commitments and contingencies	—	—
Shareholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued nor outstanding	—	—
Common stock, $0.01 par value, 450,000,000 shares authorized, 51,630,593 and 51,321,695 shares issued, 40,382,730 and 40,185,042 shares outstanding (net of treasury stock), as of March 31, 2023 and March 31, 2022, respectively	516,306	513,217
Additional paid-in-capital	764,383,292	760,105,994
Treasury stock, at cost; 11,247,863 and 11,136,653 shares as of March 31, 2023 and March 31, 2022, respectively	(122,896,838)	(121,226,936)
Retained earnings	231,843,562	280,759,140
Total shareholders’ equity	873,846,322	920,151,415
Total liabilities and shareholders’ equity	$1,708,913,529	$1,607,362,093

The accompanying notes are an integral part of these consolidated financial statements.

Dorian LPG Ltd.

Consolidated Statements of Operations

(Expressed in United States Dollars, except for number of shares)

	Year ended
	March 31, 2023	March 31, 2022	March 31, 2021
Revenues
Net pool revenues—related party	$364,548,262	$246,305,480	$292,679,614
Time charter revenues	22,709,620	22,377,211	19,492,595
Other revenues, net	2,491,333	5,538,757	3,766,603
Total revenues	389,749,215	274,221,448	315,938,812
Expenses
Voyage expenses	3,611,452	4,324,712	3,409,650
Charter hire expenses	23,194,712	16,265,638	18,135,580
Vessel operating expenses	71,501,771	74,204,218	78,219,869
Depreciation and amortization	63,396,131	66,432,115	68,462,476
General and administrative expenses	32,086,382	30,226,739	33,890,999
Total expenses	193,790,448	191,453,422	202,118,574
Gain on disposal of vessels	—	7,256,897	—
Other income—related parties	2,401,701	2,374,050	2,279,454
Operating income	198,360,468	92,398,973	116,099,692
Other income/(expenses)
Interest and finance costs	(37,803,787)	(27,067,395)	(27,596,124)
Interest income	3,808,809	347,082	421,464
Unrealized gain on derivatives	2,766,065	11,067,870	7,202,880
Realized gain/(loss) on derivatives	3,771,522	(3,450,443)	(4,568,033)
Other gain/(loss), net	1,540,853	(1,361,069)	1,004,774
Total other income/(expenses), net	(25,916,538)	(20,463,955)	(23,535,039)
Net income	$172,443,930	$71,935,018	$92,564,653

Weighted average shares outstanding:
Basic	40,026,313	40,203,937	49,729,358
Diluted	40,211,642	40,365,088	49,826,798

Earnings per common share—basic	$4.31	$1.79	$1.86
Earnings per common share—diluted	$4.29	$1.78	$1.86

The accompanying notes are an integral part of these consolidated financial statements.

Dorian LPG Ltd.

Consolidated Statements of Shareholders’ Equity

(Expressed in United States Dollars, except for number of shares)

	Number of			Additional
	common	Common	Treasury	paid-in	Retained
	shares	stock	stock	capital	earnings	Total
Balance, April 1, 2020	59,083,290	$590,833	$(87,183,865)	$866,809,371	$196,835,859	$977,052,198
Net income	—	—	—	—	92,564,653	92,564,653
Restricted share award issuances	393,265	3,933	—	(3,933)	—	—
Stock-based compensation	—	—	—	3,356,199	—	3,356,199
Repurchase and cancellation of common stock	(8,405,146)	(84,051)		(113,385,420)		(113,469,471)
Purchase of treasury stock	—	—	(12,678,249)	—	—	(12,678,249)
Balance, March 31, 2021	51,071,409	$510,715	$(99,862,114)	$756,776,217	$289,400,512	$946,825,330
Net income	—	—	—	—	71,935,018	71,935,018
Restricted share award issuances	250,286	2,502	—	(2,502)	—	—
Dividends ($2.00 per common share)	—	—	—	—	(80,576,390)	(80,576,390)
Stock-based compensation	—	—	—	3,332,279	—	3,332,279
Purchase of treasury stock	—	—	(21,364,822)	—	—	(21,364,822)
Balance, March 31, 2022	51,321,695	$513,217	$(121,226,936)	$760,105,994	$280,759,140	$920,151,415
Net income	—	—	—	—	172,443,930	172,443,930
Restricted share award issuances	308,898	3,089	—	(3,089)	—	—
Dividends ($5.50 per common share)	—	—	—	—	(221,359,508)	(221,359,508)
Stock-based compensation	—	—	—	4,280,387	—	4,280,387
Purchase of treasury stock	—	—	(1,669,902)	—	—	(1,669,902)
Balance, March 31, 2023	51,630,593	$516,306	$(122,896,838)	$764,383,292	$231,843,562	$873,846,322

The accompanying notes are an integral part of these consolidated financial statements.

Dorian LPG Ltd.

Consolidated Statements of Cash Flows

(Expressed in United States Dollars)

	Year ended
	March 31, 2023	March 31, 2022	March 31, 2021
Cash flows from operating activities:
Net income	$172,443,930	$71,935,018	$92,564,653
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,396,131	66,432,115	68,462,476
Amortization of operating lease right-of-use assets	10,866,495	9,576,822	9,218,537
Amortization of financing costs	5,600,493	5,889,040	4,695,360
Unrealized gain on derivatives	(2,766,065)	(11,067,870)	(7,202,880)
Stock-based compensation expense	4,280,387	3,332,279	3,356,199
Gain on disposal of vessel	—	(7,256,897)	—
Unrealized foreign currency (gain)/loss, net	921,289	166,873	(210,010)
Other non-cash items, net	(4,571,737)	1,267,576	(1,091,825)
Changes in operating assets and liabilities
Trade receivables, net and accrued revenue	(2,429,196)	(650,839)	618,625
Prepaid expenses and other current assets	(54,066)	(2,607,346)	(1,192,336)
Due from related parties	(16,387,264)	897,936	10,656,326
Inventories	(376,044)	(258,887)	(11,261)
Other non-current assets	165,811	(552,201)	1,490,267
Operating lease liabilities—current and long-term	(9,078,157)	(9,590,424)	(9,221,782)
Trade accounts payable	591,835	(115,287)	212,173
Accrued expenses and other liabilities	2,498,574	(4,889,118)	4,309,014
Due to related parties	131,360	(80,370)	(319,047)
Payments for drydocking costs	(1,173,940)	(3,733,250)	(5,738,793)
Net cash provided by operating activities	224,059,836	118,695,170	170,595,696
Cash flows from investing activities:
Payments for vessels and vessel capital expenditures	(68,781,071)	(23,185,913)	(9,492,953)
Purchase of investment securities	—	(2,250,681)	(4,743,809)
Purchase of U.S. treasury notes	(11,275,322)
Proceeds from sale of investment securities	3,718,981	3,742,429	275,393
Proceeds from maturity of short-term investments	—	—	15,000,000
Proceeds from disposal of vessel	—	90,460,363	—
Payments to acquire other fixed assets	(3,778)	—	(17,541)
Net cash provided by/(used in) investing activities	(76,341,190)	68,766,198	1,021,090
Cash flows from financing activities:
Proceeds from long-term debt borrowings	346,000,000	298,250,000	55,378,172
Repayment of long-term debt borrowings	(352,458,012)	(230,317,537)	(99,418,395)
Repurchase of common stock	(1,669,902)	(21,364,822)	(126,260,923)
Financing costs paid	(6,506,267)	(1,664,252)	(4,183,321)
Dividends paid	(220,597,827)	(80,082,210)	—
Net cash used in financing activities	(235,232,008)	(35,178,821)	(174,484,467)
Effects of exchange rates on cash and cash equivalents	(449,902)	(172,832)	205,753
Net increase/(decrease) in cash, cash equivalents, and restricted cash	(87,963,264)	152,109,715	(2,661,928)
Cash, cash equivalents, and restricted cash at the beginning of the period	236,836,914	84,727,199	87,389,127
Cash, cash equivalents, and restricted cash at the end of the period	$148,873,650	$236,836,914	$84,727,199
Supplemental disclosure of cash flow information
Cash paid during the period for interest excluding interest capitalized to vessels	$31,071,625	$20,591,883	$21,787,205
Cash paid for amounts included in the measurement of operating lease liabilities	11,965,581	10,082,984	10,088,410
Right of use assets recognized	163,337,516	—	—
Unpaid lease liability on initial recognition	161,574,834	—	—
Capitalized drydocking costs included in liabilities	234,290	6,735	870,776
Vessel-related capital expenditures included in liabilities	1,317,456	107,275	320,992
Unpaid dividends included in liabilities	1,255,861	494,180	—
Financing costs included in liabilities	$663,600	$1,689,600	$596,800

Reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the total amount of such items reported in the statements of cash flows:
Cash and cash equivalents	$148,797,232	$236,758,927	$79,330,007
Restricted cash—current	—	—	5,315,951
Restricted cash—non-current	76,418	77,987	81,241
Cash and cash equivalents and restricted cash at end of period shown in the statement of cash flows	$148,873,650	$236,836,914	$84,727,199

The accompanying notes are an integral part of these consolidated financial statements.

Dorian LPG Ltd.

Notes to Consolidated Financial Statements

(Expressed in United States Dollars)

1.	Basis of Presentation and General Information

Dorian LPG Ltd. (“Dorian”) was incorporated on July 1, 2013 under the laws of the Republic of the Marshall Islands, is headquartered in the United States and is engaged in the transportation of liquefied petroleum gas (“LPG”) worldwide through the ownership and operation of LPG tankers. Dorian LPG Ltd. and its subsidiaries (together “we,” “us,” “our,” or the “Company”) are focused on owning and operating very large gas carriers (“VLGCs”), each with a cargo carrying capacity of greater than 80,000 cbm. As of March 31, 2023, our fleet consists of twenty-five VLGCs, including one dual-fuel 84,000 cbm ECO-design VLGC (“Dual-fuel ECO VLGC”), nineteen fuel-efficient 84,000 cbm ECO-design VLGCs (“ECO VLGCs”), one 82,000 cbm modern VLGC, two time chartered-in dual fuel Panamax size VLGCs, and two time chartered-in ECO VLGCs. Thirteen of our ECO VLGCs, including one of our time chartered-in ECO-VLGCs, are fitted with exhaust gas cleaning systems (commonly referred to as “scrubbers”) to reduce sulfur emissions. An additional three of our technically-managed VLGCs had contractual commitments to be equipped with scrubbers as of March 31, 2023, two of which are expected to complete the installation of their scrubbers during the year ended March 31, 2024 with the third during the year ended March 31, 2025. We provide in-house commercial management services for all of our vessels, including our vessels deployed in the Helios Pool (defined below), which may also receive commercial management services from Phoenix (defined below). Excluding our time chartered-in vessels, we provide in-house technical management services for all of our vessels, including our vessels deployed in the Helios Pool (defined below).

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

Our subsidiaries, which are all wholly-owned and all are incorporated in Republic of the Marshall Islands (unless otherwise indicated below), as of March 31, 2023 are listed below.

Vessel Subsidiaries

	Type of
Subsidiary	vessel	Vessel’s name	Built	CBM(1)
CJNP LPG Transport LLC	VLGC	Captain John NP	2007	82,000
Comet LPG Transport LLC	VLGC	Comet	2014	84,000
Corsair LPG Transport LLC	VLGC	Corsair(2)	2014	84,000
Corvette LPG Transport LLC	VLGC	Corvette	2015	84,000
Dorian Shanghai LPG Transport LLC	VLGC	Cougar(2)	2015	84,000
Concorde LPG Transport LLC	VLGC	Concorde	2015	84,000
Dorian Houston LPG Transport LLC	VLGC	Cobra	2015	84,000
Dorian Sao Paulo LPG Transport LLC	VLGC	Continental	2015	84,000
Dorian Ulsan LPG Transport LLC	VLGC	Constitution	2015	84,000
Dorian Amsterdam LPG Transport LLC	VLGC	Commodore	2015	84,000
Dorian Dubai LPG Transport LLC	VLGC	Cresques(2)	2015	84,000
Constellation LPG Transport LLC	VLGC	Constellation	2015	84,000
Dorian Monaco LPG Transport LLC	VLGC	Cheyenne	2015	84,000
Dorian Barcelona LPG Transport LLC	VLGC	Clermont	2015	84,000
Dorian Geneva LPG Transport LLC	VLGC	Cratis(2)	2015	84,000
Dorian Cape Town LPG Transport LLC	VLGC	Chaparral(2)	2015	84,000
Dorian Tokyo LPG Transport LLC	VLGC	Copernicus(2)	2015	84,000
Commander LPG Transport LLC	VLGC	Commander	2015	84,000
Dorian Explorer LPG Transport LLC	VLGC	Challenger	2015	84,000
Dorian Exporter LPG Transport LLC	VLGC	Caravelle(2)	2016	84,000
Dorian Sakura LPG Transport LLC	VLGC	Captain Markos(2)	2023	84,000

Management Subsidiaries

Subsidiary
Dorian LPG Management Corp.
Dorian LPG (USA) LLC (incorporated in USA)
Dorian LPG (UK) Ltd. (incorporated in UK)
Dorian LPG Finance LLC
Occident River Trading Limited (incorporated in UK)
Dorian LPG (DK) ApS (incorporated in Denmark)
Dorian LPG Chartering LLC
Dorian LPG FFAS LLC

(1)	CBM: Cubic meters, a standard measure for LPG tanker capacity.
(2)	Operated pursuant to a bareboat charter agreement. Refer to Note 9 below for further information.

Customers

For the years ended March 31, 2023, 2022, and 2021 the Helios Pool accounted for 94%, 90%, and 93% of our total revenues, respectively. No other individual charterer accounted for more than 10% of total revenues.

COVID-19

Since the beginning of calendar year 2020, the COVID-19 pandemic has negatively affected economic conditions, the supply chain, the labor market, and the demand for certain shipped goods regionally as well as globally. Measures taken to mitigate the spread of the COVID-19 virus, including travel bans, quarantines, and other emergency public health measures, and a number of countries implemented lockdown measures resulted in a significant reduction in global economic activity and extreme volatility in the global financial markets. Our business has been and may continue to be materially and adversely affected by this pandemic and we are unable to reasonably predict the estimated length or severity of the COVID-19 pandemic on future operating results.

In response to the pandemic, many countries, ports and organizations, including those where we conduct our operations, implemented measures to combat the pandemic, such as quarantines and travel restrictions. Though these measures have in large part been relaxed, to the extent governments determine to reinstate similar measures in the future as a result of any resurgence or worsening of the pandemic in the wake of the spread of variants and subvariants of COVID-19, this could cause severe trade disruptions. The extent to which COVID-19 will impact our results of operations and financial condition, including possible vessel impairments, will depend on future developments including, among others, new information which may emerge concerning the severity of the virus and any variants and subvariants thereof, any resurgence of the virus, the actions to contain or treat its impact, others and the length of time that the pandemic continues and whether subsequent waves of the infection happen, including as a result of vaccination rates among the population, the effectiveness of COVID-19 vaccines and the response by governmental bodies and regulators.

To date, we are still experiencing some degree of increased crew costs in connection with the COVID-19 outbreak. There are several jurisdictions that limit and/or prohibit the change of crew resulting in continuing higher operating costs and time delays.

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

(c)   Other comprehensive income/(loss):  We follow the accounting guidance relating to comprehensive income, which requires separate presentation of certain transactions that are recorded directly as components of shareholders’ equity. We have no other comprehensive income/(loss) items and, accordingly, comprehensive income/(loss) equals net income/(loss) for the periods presented and thus we have not presented this in the consolidated statements of operations or in a separate statement.

(d)   Foreign currency translation:  Our functional currency is the U.S. Dollar. Foreign currency transactions are measured and recorded in the functional currency using the exchange rate in effect at the date of the transaction. As of balance sheet date, monetary assets and liabilities that are denominated in a currency other than the functional currency are adjusted to reflect the exchange rate at the balance sheet date and any gains or losses are included in the statements of operations. For the periods presented, we had no foreign currency derivative instruments.

(e)   Cash and cash equivalents:  We consider highly liquid investments with an original maturity of three months or less such as time deposits, certificates of deposit, U.S. government securities, and money market funds to be cash equivalents.

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

(j)   Inventories:  Inventories consist of bunkers on board the vessels when vessels are unemployed or are operating under voyage charters and lubricants and stores on board the vessels. Inventories are stated at lower of cost or net realizable value. Cost is determined by the first in, first out method. Net realizable value is the estimated selling price, less reasonably predictable costs of disposal and transportation.

(k)   Vessels, net:  Vessels, net are stated at cost net of accumulated depreciation and impairment charges. The costs of the vessels acquired as part of a business acquisition are recorded at their fair value on the date of acquisition. The cost of vessels purchased consists of the contract price, less discounts, plus any direct expenses incurred upon acquisition, including improvements, commission paid, delivery expenses and other expenditures to prepare the vessel for her initial voyage. The initial purchase of LPG coolant for the refrigeration of cargo is also capitalized. Allocated interest costs incurred during construction are capitalized. Subsequent expenditures for conversions and major improvements, including scrubbers, are also capitalized when they appreciably extend the life, increase the earning capacity or improve the efficiency or safety of the vessels. Repairs and maintenance costs, including underwater inspection costs are expensed in the period incurred.

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

(n)   Drydocking and special survey costs:  Drydocking and special survey costs are accounted for under the deferral method whereby the actual costs incurred are deferred and are amortized on a straight-line basis over the period through the date the next survey is scheduled to become due. The classification societies provide guidelines applicable to LPG vessels relating to extended intervals for drydocking. Generally, we are required to drydock each of our vessels under 15 years of age every five years until they reach 15 years of age unless an extension of the drydocking to seven and one-half years is requested and granted by the classification society and the vessel is not older than 20 years of age. Costs deferred are limited to actual costs incurred at the yard and parts used in the drydocking or special survey. Costs deferred include expenditures incurred relating to shipyard costs, hull preparation and painting, inspection of hull structure and mechanical components, steelworks, machinery works, and electrical works. If a survey is performed prior to the scheduled date, the remaining unamortized balances are immediately written off. Unamortized balances of vessels that are sold are written-off and included in the calculation of the resulting gain or loss in the period of the vessel’s sale. The amortization charge is presented within Depreciation and amortization in the consolidated statements of operations.

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

(q)   Leases: Refer to Note 10 for a description of our operating lease expenses for the years ended March 31, 2023, 2022, and 2021 and to Note 18 for a description of commitments related to our leases as of March 31, 2023. The following is a description of our leasing arrangements.

Time charter-out contracts

Our time charter revenues are generated from our vessels being hired by a third-party charterer for a specified period in exchange for consideration, which is based on a monthly hire rate. The charterer has full discretion over the ports subject to compliance with the applicable charter party agreement and relevant laws. In a time charter contract, we are responsible for all the costs incurred for running the vessel such as crew costs, vessel insurance, repairs and maintenance, and lubricants. The charterer bears the voyage related costs such as bunker expenses, port charges and canal tolls during the hire period. The performance obligations in a time charter contract are satisfied on a straight-line basis over the term of the contract beginning when the vessel is delivered to the charterer until it is redelivered back to us. The charterer generally pays the charter hire monthly in advance. We determined that our time charter contracts are considered operating leases and therefore fall under the scope of the guidance because (i) the vessel is an identifiable asset, (ii) we do not have substantive substitution rights, and (iii) the charterer has the right to control the use of the vessel during the term of the contract and derives the economic benefits from such use. Under the guidance, we elected the practical expedient available to lessors to not separate the lease and non-lease components included in the time charter revenue because (i) the pattern of revenue recognition for the lease and non-lease components is the same as it is earned by the passage of time and (ii) the lease component, if accounted for separately, would be classified as an operating lease.

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

(v)   Vessel operating expenses:  Vessel operating expenses are accounted for as incurred on the accrual basis. Vessel operating expenses include crew wages and related costs, the cost of vessel insurance, expenses relating to repairs and maintenance, the cost of spares and consumable stores and other miscellaneous expenses.

(w)   Stock-based compensation: Stock-based payments to employees and directors are determined based on their grant date fair values and are amortized against income over the vesting period. The fair value is considered to be the closing price recorded on the grant date. We account for restricted stock award forfeitures upon occurrence.

(x)   Stock repurchases:  We record the repurchase of our shares of common stock at cost based on the settlement date of the transaction. These shares are classified as treasury stock unless canceled, which is a reduction in shareholders’ equity. Treasury shares are included in authorized and issued shares, but excluded from outstanding shares.

(y)   Dividends:  Dividends are recognized in the consolidated statements of shareholders’ equity when they are declared by our Board of Directors.

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

Dorian LPG (USA) LLC and its subsidiaries entered into an agreement with DHSA, retroactive to July 2014 and superseding an agreement between Dorian LPG (UK) Ltd. and DHSA, for the provision by Dorian LPG (USA) LLC and its subsidiaries of certain chartering and marine operation services to DHSA, for which income was earned and included in “Other income-related parties” totaling $0.1 million for each of the years ended March 31, 2023, 2022 and 2021. As of March 31, 2023 and 2022, there was $0 and $1.0 million, respectively, due from DHSA and included in “Due from related parties.”

Helios LPG Pool LLC (“Helios Pool”)

On April 1, 2015, Dorian and Phoenix began operations of the Helios Pool, which entered into pool participation agreements for the purpose of establishing and operating, as charterer, under variable rate time charters to be entered into with owners or disponent owners of VLGCs, a commercial pool of VLGCs whereby revenues and expenses are shared. We hold a 50% interest in the Helios Pool as a joint venture with Phoenix and all significant rights and obligations are equally shared by both parties. All profits of the Helios Pool are distributed to the pool participants based on pool points assigned to each vessel as variable charter hire and, as a result, there are no profits available to the equity investors as a share of equity. We have determined that the Helios Pool is a variable interest entity as it does not have sufficient equity at risk. We do not consolidate the Helios Pool because we are not the primary beneficiary and do not have a controlling financial interest. In consideration of Accounting Standards Codification (“ASC”) 810-10-50-4e, the significant factors considered and judgments made in determining that the power to direct the activities of the Helios Pool that most significantly impact the entity’s economic performance are shared, in that all significant performance activities which relate to approval of pool policies and strategies related to pool customers and the marketing of the pool for the procurement of customers for the pool vessels, addition of new pool vessels and the pool cost management, require unanimous board consent from a board consisting of two members from each joint venture investor. Further, in accordance with the guidance in ASC 810-10-25-38D, the Company and Phoenix are not related parties as defined in ASC 850 nor are they de facto agents pursuant to ASC 810-10, the power over the significant activities of the Helios Pool is shared, and no party is the primary beneficiary in the Helios Pool, or has a controlling financial interest. As of March 31, 2023, the Helios Pool operated twenty-seven VLGCs, including twenty-three vessels from our fleet (including four vessels time chartered-in from unrelated parties), and four Phoenix vessels.

As of March 31, 2023, we had net receivables from the Helios Pool of $93.7 million (net of an amount due to Helios Pool of $0.2 million which is reflected under “Due to related Parties”), including $20.9 million of working capital contributed for the operation of our vessels in the pool (of which $1.1 million was classified as current). As of March 31, 2022, we had receivables from the Helios Pool of $76.5 million (net of an amount due to Helios Pool of $0.1 million which is reflected under “Due to related Parties”), including $23.1 million of working capital contributed for the operation of our vessels in the pool (of which $3.3 million was classified as current). Our maximum exposure to losses from the pool as of March 31, 2023 is limited to the receivables from the pool. The Helios Pool does not have any third-party debt obligations. The Helios Pool has entered into commercial management agreements with each of Dorian LPG (UK) Ltd. and Phoenix as commercial managers and has appointed both commercial managers as the exclusive commercial managers of pool vessels. Dorian LPG (DK) ApS has assumed the responsibilities of Dorian LPG (UK) Ltd. under these commercial management agreements with the consolidation of our London, United Kingdom operations into our Copenhagen, Denmark office. Fees for commercial management services provided by Dorian LPG (DK) ApS are included in “Other income-related parties” in the consolidated statement of operations and were $2.2 million, $2.1 million and $2.0 million for the years ended March 31, 2023, 2022 and 2021, respectively. Additionally, we received a fixed reimbursement of expenses such as costs for security guards and war risk insurance for vessels operating in high-risk areas from the Helios Pool, for which we earned $1.4 million, $3.1 million and $3.5 million for the years ended March 31, 2023, 2022 and 2021 respectively, and are included in “Other revenues, net” in the consolidated statements of operations.

Through our vessel owning subsidiaries, we have chartered vessels to the Helios Pool during the years ended March 31, 2023, 2022 and 2021. The time charter revenue from the Helios Pool is variable depending upon the net results of the pool, operating days and pool points for each vessel. The Helios Pool enters into voyage and time charters with external parties and receives freight and related revenue and, where applicable, incurs voyage costs such as bunkers, port costs and commissions. At the end of each month, the Helios Pool calculates net pool revenues using gross revenues, less voyage expenses of all pool vessels, less fixed time charter hire for any time chartered-in vessels, less the general and administrative expenses of the pool. Net pool revenues, less any amounts required for working capital of the Helios Pool, are distributed, to the extent they have been collected from third-party customers of the Helios Pool, as variable rate time charter hire for the relevant vessel to participants based on pool points (vessel attributes such as cargo carrying capacity, fuel consumption, and speed are taken into consideration) and number of days the vessel participated in the pool in the period. We recognize net pool revenues on a monthly basis, when each relevant vessel has participated in the pool during the period and the amount of net pool revenues for the month can be estimated reliably. Revenue earned from the Helios Pool is presented in Note 13.

4. Inventories

Our inventories by type were as follows:

	March 31, 2023	March 31, 2022
Lubricants	$2,472,716	$2,096,713
Bonded stores	169,679	169,638
Total	$2,642,395	$2,266,351

5. Vessels, Net

		Accumulated
	Cost	depreciation	Net book Value
Balance, April 1, 2021	$1,762,657,830	$(385,629,575)	$1,377,028,255
Other additions	6,575,263	—	6,575,263
Disposals	(131,157,644)	49,063,637	(82,094,007)
Depreciation	—	(63,447,821)	(63,447,821)
Balance, March 31, 2022	1,638,075,449	(400,013,759)	1,238,061,690
Vessel delivered	84,432,491	—	84,432,491
Other additions	1,955,694	—	1,955,694
Depreciation	—	(60,521,270)	(60,521,270)
Balance, March 31, 2023	$1,724,463,634	$(460,535,029)	$1,263,928,605

For the year ended March 31, 2023, additions to vessels, net mainly consisted of amounts transferred from Vessels under Construction relating to the cost of a newbuilding dual-fuel VLGC, Captain Markos, delivered from Kawasaki Heavy Industries on March 31, 2023. Other additions mainly relate to the installment payments on the purchase of scrubbers and other capital improvements for certain of our VLGCs during the years ended March 31, 2023 and 2022. Our vessels, with a total carrying value of $1,227.8 million and $1,198.7 million as of March 31, 2023 and 2022, respectively, are first-priority mortgaged as collateral for our long-term debt (refer to Note 9 below). No impairment loss was recorded for the periods presented.

In September 2021, we completed the sale of the 2006-built VLGC Captain Markos NL and, in February 2022, we completed the sale of the 2008-built VLGC Captain Nicholas ML as part of our normal fleet renewal considerations. We recognized gains of $3.5 million and $3.8 million, respectively, on the vessel sales during the year ended March 31, 2022.

6. Vessel Under Construction

As further described in Note 9, we have entered into a thirteen-year bareboat charter agreement for a newbuilding dual-fuel VLGC that was delivered from Kawasaki Heavy Industries in March 2023. The analysis and movement of vessel under construction is presented in the table below:

Net book Value
Balance, April 1, 2021	$—
Installment payments	16,000,000
Other capitalized expenditures	109,488
Capitalized interest	292,044
Balance, March 31, 2022	$16,401,532
Installment payments	64,000,000
Other capitalized expenditures	2,664,003
Capitalized interest	1,366,956
Vessel delivered (transferred to Vessels, Net)	(84,432,491)
Balance, March 31, 2023	$—

7. Deferred Charges, Net

The analysis and movement of deferred charges, net is presented in the table below:

Drydocking
costs
Balance, April 1, 2021	$10,158,202
Additions	2,869,210
Disposals	(298,852)
Amortization	(2,889,560)
Balance, March 31, 2022	$9,839,000
Additions	1,401,495
Amortization	(2,873,194)
Balance, March 31, 2023	$8,367,301

8. Accrued Expenses

Accrued expenses comprised of the following:

	March 31, 2023	March 31, 2022
Accrued voyage and vessel operating expenses	3,072,568	1,676,853
Accrued employee-related costs	1,292,735	952,471
Accrued professional services	479,502	946,411
Accrued loan and swap interest	529,069	126,878
Other	263,851	98,835
Total	$5,637,725	$3,801,448

9. Long-Term Debt

Description of our Debt Obligations

2022 Debt Facility

On July 29, 2022, we entered into a $260.0 million debt financing facility (the “2022 Debt Facility”) with Crédit Agricole Corporate and Investment Bank (“CACIB”), ING Bank N.V. (“ING”), Skandinaviska Enskilda Banken AB (publ) (“SEB”), BNP Paribas (“BNP”), and Danish Ship Finance A/S (“DSF”) to refinance indebtedness under the 2015 AR Facility and the Concorde Japanese Financing, and to releverage Corvette following the repurchase of that vessel from its owners on July 21, 2022. The 2022 Debt Facility consists of (i) a term loan facility in an aggregate principal amount of $240.0 million and (ii) a revolving credit facility in an aggregate principal amount of up to $20.0 million. The loan comprised two separate drawdowns with $216.0 million drawn on August 4, 2022 relating to nine of our VLGCs, and the remaining $24.0 million relating to Concorde drawn on September 6, 2022. The term loan is for a period of seven years with an interest rate of SOFR plus a margin of 2.20%. The margin can be decreased by five basis points if the leverage ratio (which is based on the ratio of the debt outstanding to the aggregate market value of our vessels secured under the 2022 Debt Facility) is less than 35% or increased by five basis points if it is greater than or equal to 45%. The 2022 Debt Facility agreement also includes a provision to receive a five basis point increase or reduction in the margin for reductions in our average efficiency ratio (which weighs carbon emissions for a voyage against the design deadweight of a vessel and the distance traveled on such voyage) versus the level set by the International Maritime Organization. This is calculated annually and, as of March 31, 2023, our margin has been reduced by five basis points to 2.10%.

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

We were in compliance with all financial covenants as of March 31, 2023.

2015 AR Facility

In March 2015, we entered into a $758 million debt financing facility with four separate tranches (collectively, with its amendments and restatement, the “2015 AR Facility”). Commercial debt financing (“Commercial Financing”) of $249 million was provided by ABN AMRO Capital USA LLC (“ABN”); ING Bank N.V., London Branch, ("ING"); DVB Bank SE ("DVB"); Citibank N.A., London Branch (“Citi”); and Commonwealth Bank of Australia, New York Branch, ("CBA") (collectively the "Commercial Lenders"), while the Export Import Bank of Korea ("KEXIM") directly provided $204 million of financing (“KEXIM Direct Financing”). The remaining $305 million of financing was provided under tranches guaranteed by KEXIM of $202 million (“KEXIM Guaranteed”) and insured by the Korea Trade Insurance Corporation ("K-sure") of $103 million (“K-sure Insured”). Financing under the KEXIM guaranteed and K-sure insured tranches are provided by certain Commercial Lenders; Deutsche Bank AG; and Santander Bank, N.A. As of March 31, 2021, the debt financing was secured by, among other things, fifteen of our ECO VLGCs. On April 29, 2020, we amended and restated the 2015 AR Facility to, among other things, refinance the commercial tranche from the 2015 AR Facility (the “Original Commercial Tranche”). Pursuant to the April 2020 amendment and restatement of the 2015 AR Facility, certain new facilities (the “New Facilities”) were made available to us, including (i) a new senior secured term loan facility in an aggregate principal amount of $155.8 million, a portion of which was used to prepay in full the outstanding principal amount under the Original Commercial Tranche and the balance for general corporate purposes and (ii) a new senior secured revolving credit facility in an aggregate principal amount of up to $25.0 million.

On April 21, 2022, we prepaid $25.0 million of the 2015 AR Facility’s then outstanding principal using cash on hand, consisting of $11.1 million of the commercial tranche, $11.1 million of the KEXIM direct tranche, and $2.8 million of the K-sure insured tranche. On May 19, 2022, we prepaid $20.0 million of the 2015 AR Facility’s then outstanding principal related to Cougar using proceeds from the Cougar Japanese Financing (defined below). On August 4, 2022, we prepaid the outstanding balance of each tranche in full totaling $158.7 million using proceeds from the 2022 Debt Facility.

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

The corporate financial covenants related to the BALCAP Facility are identical to those in the 2022 Debt Facility. We were in compliance with all financial covenants as of March 31, 2023.

Japanese Financing Arrangements

All of our Japanese financing arrangements (described below) are secured by, among other things, (i) the mortgages on the vessels financed, (ii) first priority assignments of all of the financed vessels’ mandatory insurances; and (iii) a guaranty by the Company guaranteeing the obligations of each borrower.

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

Cresques Japanese Financing

On April 21, 2020, we prepaid $28.5 million of the 2015 AR Facility’s then outstanding principal using cash on hand prior to the closing of the Cresques Japanese Financing (defined below). On April 23, 2020, we refinanced a 2015-built VLGC, Cresques, pursuant to a memorandum of agreement and a bareboat charter agreement (“Cresques Japanese Financing”). In connection therewith, we transferred Cresques to the buyer for $71.5 million and, as part of the agreement, Dorian Dubai LPG Transport LLC, our wholly-owned subsidiary, bareboat chartered the vessel back for a period of 12 years, with purchase options from the end of year 3 onwards through a mandatory buyout by 2032. We continue to technically manage, commercially charter, and operate Cresques. We received $52.5 million in cash as part of the transaction with $19.0 million to be retained by the buyer as a deposit (the “Cresques Deposit”), which can be used by us towards the repurchase of the vessel either pursuant to an early buyout option or at the end of the 12-year bareboat charter term. This transaction is treated as a financing transaction and Cresques continues to be recorded as an asset on our balance sheet. This debt financing had a floating interest rate of one-month LIBOR plus a margin of 2.5%, monthly broker commission fees of 1.25% over the 12-year term on interest and principal payments made, broker commission fees of 0.5% payable on the remaining debt outstanding at the time of the repurchase of the Cresques, and a monthly fixed straight-line principal obligation of $0.3 million over the 12-year term with a balloon payment of $11.5 million.

On March 13, 2023, we agreed to an addendum to the Cresques Japanese Financing’s bareboat charter agreement that became effective on March 23, 2023. Terms of the addendum include a switch from one-month LIBOR as the floating interest rate to one-month SOFR, an increase of 0.11448%, reflecting a credit adjustment spread for the switch from unsecured LIBOR to secured SOFR.

On March 20, 2023, we voluntarily prepaid $15.0 million of the Cresques Japanese Financing’s then outstanding principal. Fees for the voluntary prepayment totaled $0.1 million and, following the prepayment, monthly principal payments have been reduced to $0.1 million.

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

Captain Markos Dual-Fuel Japanese Financing

On March 31, 2023, we financed a 2023-built Dual-fuel VLGC, Captain Markos, from the shipyard pursuant to a memorandum of agreement and a bareboat charter agreement. Similar to our previous Japanese financings, this transaction is treated as a financing transaction and Captain Markos is recorded as an asset on our balance sheet. Prior to the delivery of the vessel, we paid $25.0 million in cash and, upon delivery, entered into a $56 million bareboat charter financing arrangement. This debt financing has a floating interest rate of one-month SOFR plus a credit adjustment spread of 0.1148% (reflecting the difference between unsecured LIBOR and secured SOFR) and a margin of 2.475%, monthly broker commission fees of 1.25% over the 13-year term on interest and principal payments made, broker commission fees of 1.0% payable on the remaining debt outstanding at the time of the repurchase of Captain Markos, and a monthly fixed straight-line principal obligation of $0.210 million until February 29, 2028 and of $0.250 million from March 31, 2028 through the remainder of bareboat charter period with a balloon payment of $19.4 million. We have early buyout options beginning March 31, 2028 with a purchase obligation on March 31, 2036.

Debt Obligations

The table below presents our debt obligations:

	March 31, 2023	March 31, 2022
2015 AR Facility
Commercial Financing	$—	$91,651,888
KEXIM Direct Financing	—	44,406,733
KEXIM Guaranteed	—	47,190,358
K-sure Insured	—	23,132,295
Total 2015 AR Facility	$—	$206,381,274

2022 Debt Facility	$225,000,000	$—

Japanese Financings
Corsair Japanese Financing	$34,395,834	$37,645,833
Concorde Japanese Financing	—	42,269,231
Corvette Japanese Financing	—	42,807,692
Cresques Japanese Financing	27,377,615	45,660,000
Cratis Japanese Financing	45,580,000	49,660,000
Copernicus Japanese Financing	45,580,000	49,660,000
Chaparral Japanese Financing	62,342,859	64,662,242
Caravelle Japanese Financing	46,100,000	49,700,000
Cougar Japanese Financing	47,300,000	—
Captain Markos Dual-Fuel Japanese Financing	55,790,000	—
Total Japanese Financings	$364,466,308	$382,064,998

BALCAP Facility	$74,096,125	$81,574,172

Total debt obligations	$663,562,433	$670,020,444
Less: deferred financing fees	6,195,087	7,257,486
Debt obligations—net of deferred financing fees	$657,367,346	$662,762,958

Presented as follows:
Current portion of long-term debt	$53,110,676	$72,075,571
Long-term debt—net of current portion and deferred financing fees	604,256,670	590,687,387
Total	$657,367,346	$662,762,958

Deferred Financing Fees

The analysis and movement of deferred financing fees is presented in the table below:

Financing
costs
Balance, April 1, 2021	$10,615,937
Additions	2,530,589
Amortization	(5,889,040)
Balance, March 31, 2022	$7,257,486
Additions	4,538,094
Amortization	(5,600,493)
Balance, March 31, 2023	$6,195,087

Additions for the year ended March 31, 2023 and 2022 represent financing costs associated with the refinancings described above, which have been deferred and are amortized over the life of the respective agreements and are included as part of interest and finance costs in the consolidated statements of operations.

Future Cash Payments for Debt

The minimum annual principal payments, in accordance with the loan agreements, required to be made after March 31, 2023 are as follows:

Year ending March 31:
2024	$53,110,675
2025	53,543,315
2026	53,994,778
2027	95,660,887
2028	45,966,482
Thereafter	361,286,296
Total	$663,562,433

10. Leases

Time charter-in contracts

During the year ended March 31, 2023, we time chartered-in two dual-fuel Panamax VLGCs for seven years with three consecutive one-year charterer’s option periods for up to an aggregate of ten years each, both containing purchase options in years seven through ten. We initially recognized the applicable right-of-use asset and lease liability of these two time chartered-in VLGCs of $61.9 million and $61.2 million on our balance sheet. As of March 31, 2023 the applicable right-of-use assets and lease liabilities were equal to $61.6 million and $59.9 million, respectively. Also, during the year ended March 31, 2023, one existing charter was extended for two years, with two consecutive one-year charterer’s option periods for up to an aggregate of four years, and initially recognized the applicable right-of-use asset and lease liability that includes the option years of $38.3 million on our balance sheet. As of March 31, 2023, the applicable right-of-use asset and lease liability was equal to $35.0 million. As of March 31, 2023, right-of-use assets and lease liabilities of $156.5 million were recognized on our balance sheets related to the three time charter-in VLGCs previously mentioned. Additionally, during the year ended March 31, 2023, one existing charter was extended by 11 months that was excluded from operating lease right-of-use asset and lease liability recognition on our consolidated balance sheet. Our time chartered-in VLGCs were deployed in the Helios Pool and earned net pool revenues of $38.6 million, $19.2 million, and $29.1 million for the years ended March 31, 2023, 2022 and 2021, respectively.

Charter hire expenses for the VLGCs time chartered in were as follows:

	Year ended
	March 31, 2023	March 31, 2022	March 31, 2021
Charter hire expenses	$23,194,712	16,265,638	18,135,580

Office leases

We currently have operating leases for our offices in Stamford, Connecticut, USA; Copenhagen, Denmark; and Athens, Greece. The lease on our London, United Kingdom office expired during August 2022. During the years ended March 31, 2022 and 2021, we did not enter into any new office leases and did not renew any office leases. During the year ended March 31, 2023, we extended the leases of our Stamford, Connecticut offices and our Athens, Greece office for an additional five and four years, respectively, and entered into a 31-month lease for new premises of our Copenhagen, Denmark office.

Operating lease rent expense related to our office leases was as follows:

	Year ended
	March 31, 2023	March 31, 2022	March 31, 2021
Operating lease rent expense	$569,804	$624,370	$558,400

For our office leases and time charter-in arrangements, the discount rate used ranged from 4.92% to 6.34%. The weighted average discount rate used to calculate the lease liability was 5.86%. The weighted average remaining lease term on our office leases and a time chartered-in vessel as of March 31, 2023 is 74.8 months.

Our operating lease right-of-use asset and lease liabilities were as follows:

Description	Location on Balance Sheet	March 31, 2023	March 31, 2022
Assets:
Non-current
Office leases	Operating lease right-of-use assets	$1,654,498	$194,343
Time charter-in VLGCs	Operating lease right-of-use assets	$156,524,900	$7,892,671

Liabilities:
Current
Office Leases	Current portion of long-term operating leases	$436,810	$180,693
Time charter-in VLGCs	Current portion of long-term operating leases	$22,970,745	$7,892,671

Long-term
Office Leases	Long-term operating leases	$1,228,328	$—
Time charter-in VLGCs	Long-term operating leases	$133,554,155	$—

Maturities of operating lease liabilities as of March 31, 2023 were as follows:

Less than one year	$31,720,834
One to three years	63,977,268
Three to five years	51,807,905
More than 5	40,663,139
Total undiscounted lease payments	188,169,146
Less: imputed interest	(29,979,108)
Carrying value of operating lease liabilities	$158,190,038

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

On February 1, 2023, we announced that our Board of Directors declared an irregular cash dividend of $1.00 per share of the Company’s common stock to all shareholders of record as of the close of business on February 15, 2023, totaling $40.4 million. We paid $40.1 million on February 28, 2023 and the remaining $0.3 million is deferred until certain shares of restricted stock vest.

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

On February 2, 2022, our Board of Directors authorized the repurchase of up to $100.0 million of our common shares (the “2022 Common Share Repurchase Authority”). Under this authorization, when in force, purchases were and may be made at our discretion in the form of open market repurchase programs, privately negotiated transactions, accelerated share repurchase programs or a combination of these methods. The actual amount and timing of share repurchases are subject to capital availability, our determination that share repurchases are in the best interest of our shareholders, and market conditions. As of March 31, 2023, our total purchases under the 2022 Common Share Repurchase Authority totaled 50,000 shares for an aggregate consideration of $0.7 million. We are not obligated to make any common share repurchases.

Refer to Note 12 below for shares granted under the equity incentive plan during the years ended March 31, 2023, 2022, and 2021. Refer to Note 23 for dividend declared in April 2023.

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

During the year ended March 31, 2023, we granted to certain of our officers and employees an aggregate of 47,750 shares of restricted stock vesting ratably on the grant date and on the first, second, and third anniversary of that date, 53,100 restricted stock units vesting ratably on the grant date and on the first and second anniversaries of the grant date, and 165,500 shares of restricted stock vesting ratably on the grant date and on the first and second anniversary of that date. The final tranche of restricted stock granted to certain of our named executive officers shall vest when, and only if, the volume weighted average price of our common shares over any consecutive 15-day period prior to the final business day of the tenth fiscal quarter following the grant date equals or exceeds, 95% of the book value of one of our shares. The shares of restricted stock and restricted stock units were valued at their grant date fair market value and are expensed on a straight-line basis over the respective vesting periods.

During the year ended March 31, 2022, we granted to certain of our officers and employees an aggregate of 51,400 shares of restricted stock vesting ratably on the grant date and on the first, second, and third anniversary of that date, 11,700 restricted stock units vesting ratably on the first, second, and third anniversaries of the grant date, 129,500 shares of restricted stock vesting ratably on the grant date and on the first and second anniversary of that date, and 25,000 restricted stock units vesting ratably on the first and second anniversaries of the grant date. The final tranche of restricted stock and restricted stock units granted to certain of our named executive officers shall vest when, and only if, the volume weighted average price of our common shares over any consecutive 15-day period prior to the final business day of the tenth fiscal quarter following the grant date equals or exceeds, 95% of the book value of one of our shares. The shares of restricted stock and restricted stock units were valued at their grant date fair market value and are expensed on a straight-line basis over the respective vesting periods.

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

During the years ended March 31, 2023, 2022, and 2021, we granted 34,695, 46,086, and 41,711, shares of stock, respectively, to our non-executive directors, which were valued and expensed at their grant date fair market value.

Our stock-based compensation expense was $4.3 million, $3.3 million and $3.4 million for the years ended March 31, 2023, 2022, and 2021, respectively, and is included within general and administrative expenses in our consolidated statements of operations. Unrecognized compensation cost as of March 31, 2023 was $2.0 million and the expense will be recognized over a remaining weighted average life of 1.89 years.

A summary of the activity of our restricted shares as of March 31, 2023 and 2022 and changes during the year ended March 31, 2023 and 2022, are as follows:

		Weighted-Average
		Grant-Date
Incentive Share/Unit Awards	Number of Shares/Units	Fair Value
Unvested as of April 1, 2021	358,171	$8.23
Granted	263,686	13.34
Vested	(288,667)	10.21
Forfeited	(4,100)	10.24
Unvested as of March 31, 2022	329,090	$10.56
Granted	301,045	16.01
Vested	(299,253)	12.83
Forfeited	(2,500)	14.66
Unvested as of March 31, 2023	328,382	$13.46

The total fair value of restricted shares that vested during the years ended March 31, 2023, 2022, and 2021 was $4.8 million, $4.1 million and $3.4 million, respectively, which is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

13. Revenues

Revenues comprise the following:

	Year ended
	March 31, 2023	March 31, 2022	March 31, 2021
Net pool revenues—related party	$364,548,262	$246,305,480	$292,679,614
Time charter revenues	22,709,620	22,377,211	19,492,595
Other revenues, net	2,491,333	5,538,757	3,766,603
Total revenues	$389,749,215	$274,221,448	$315,938,812

Net pool revenues—related party depend upon the net results of the Helios Pool, and the operating days and pool points for each vessel. Refer to Notes 2 and 3 above for further information.

Other revenues, net mainly represent income from charterers relating to reimbursement of voyage expenses such as costs for security guards and war risk insurance.

14. Voyage Expenses

Voyage expenses comprise the following:

	Year ended
	March 31, 2023	March 31, 2022	March 31, 2021
Bunkers	$2,109,904	$2,159,341	$1,537,007
War risk insurances	940,436	1,510,720	1,272,647
Brokers’ commissions	290,099	265,207	334,333
Security cost	243,235	322,150	221,882
Other voyage expenses	27,778	67,294	43,781
Total	$3,611,452	$4,324,712	$3,409,650

15. Vessel Operating Expenses

Vessel operating expenses comprise the following:

	Year ended
	March 31, 2023	March 31, 2022	March 31, 2021
Crew wages and related costs	$42,141,262	$44,950,878	$44,017,660
Spares and stores	13,644,604	14,486,392	17,061,388
Repairs and maintenance costs	4,743,513	4,528,776	6,096,812
Insurance	3,906,409	4,056,225	3,942,622
Lubricants	4,002,361	3,351,279	3,241,330
Miscellaneous expenses	3,063,622	2,830,668	3,860,057
Total	$71,501,771	$74,204,218	$78,219,869

16. Interest and Finance Costs

Interest and finance costs is comprised of the following:

	Year ended
	March 31, 2023	March 31, 2022	March 31, 2021
Interest incurred	$31,398,739	$20,119,655	$21,665,379
Amortization of financing costs	5,600,493	5,889,040	4,695,360
Other financing costs	2,171,511	1,350,744	1,235,385
Capitalized interest	(1,366,956)	(292,044)	—
Total	$37,803,787	$27,067,395	$27,596,124

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

For our fiscal years ended March 31, 2023, 2022 and 2021, we believe that we qualified, and we expect to qualify, for exemption under Section 883 and as a consequence, our gross United States source shipping income will not be subject to a 4% gross basis tax.

18. Commitments and Contingencies

Commitments under Contracts to Drydock Certain VLGCs and for Scrubbers Purchases

We had contractual commitments related to contracts to drydock certain VLGCs and for scrubbers to reduce sulfur emissions:

March 31, 2023
Less than one year	$8,951,601
One to three years	174,993
Total	$9,126,594

Time Charter-in

We had the following time charter-in commitments relating to VLGCs:

March 31, 2023
Less than one year	$11,237,333
One to three years	21,600,000
Three to five years	21,600,000
Thereafter	24,300,000
Total	$78,737,333

The time charter-in commitments as of March 31, 2023, relate to (i) a newbuilding dual-fuel Panamax VLGC that we previously entered into an agreement to time-charter in, with purchase options beginning in year seven, that is scheduled to be delivered during the third calendar quarter of 2023 for a period of seven years; (ii) a less than one-year time chartered in VLGC that is scheduled to expire during the third calendar quarter of 2023; and (iii) excludes operating lease liabilities related to three VLGCs that are recorded on the consolidated balance sheets as of March 31, 2023.

Fixed Time Charter Commitments

We had the following future minimum fixed time charter hire receipts based on non-cancelable long-term fixed time charter contracts as of:

March 31, 2023
Less than one year	$24,660,000
One to three years	7,387,986
Total	$32,047,986

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

(a)	Concentration of credit risk: Financial instruments, which may subject us to significant concentrations of credit risk, consist principally of amounts due from our charterers, including the receivables from Helios Pool, cash and cash equivalents, and restricted cash. We limit our credit risk with amounts due from our charterers, including those through the Helios Pool, by performing ongoing credit evaluations of our charterers’ financial condition and generally do not require collateral from our charterers. We limit our credit risk with our cash and cash equivalents and restricted cash by placing it with highly-rated financial institutions.

(b)	Interest rate risk: Our long-term bank loans are based on SOFR and hence we are exposed to movements thereto. We entered into interest rate swap agreements in order to hedge a majority of our variable interest rate exposure related to the 2022 Debt Facility. On August 8, 2022, our interest rate swap with Citibank N.A. was novated to CACIB and BNP with the original amount equally apportioned to each counterparty, an adjustment in the fixed rate from 1.0908% to 0.9208% and a change in the indexed rate from LIBOR to SOFR. On August 25, 2022, our interest rate with ING was amended with an adjustment in the fixed rate from 1.145% to 0.915% and the indexed rate changed from LIBOR to SOFR. On January 20, 2023, we entered into an interest rate swap agreement with ING in order to manage our variable interest rate exposure risk by effectively converting a portion of our debt from a floating to a fixed rate. The notional value increases as other swaps amortize and then decreases with the debt outstanding under the 2022 Debt Facility until final settlement in July 2029. The effect is to maintain a constant ratio between the debt outstanding under the 2022 Debt Facility and the notional hedges. The initial notional value when effective on June 26, 2023 is $3.5 million and a fixed interest rate of 2.8525%. Additionally, we have exposure to floating rate movements on two of our Japanese Financings. The Cougar Japanese Financing is subject to SOFR and the Cresques Japanese Financing is the only debt agreement which is subject to LIBOR.

The principal terms of our interest rate swaps are as follows:

	Transaction	Termination	Fixed	Nominal value	Nominal value
Interest rate swap	Date	Date	interest rate	March 31, 2023	March 31, 2022
2022 Debt Facility - Citibank(1)	September 2015	March 2022	1.0908%	$—	$188,000,000
2022 Debt Facility - ING(2)	September 2015	March 2025	0.9150%	36,695,201	47,000,000
2022 Debt Facility - CACIB(3)	August 2022	March 2025	0.9208%	73,390,402	—
2022 Debt Facility - BNP(4)	August 2022	March 2025	0.9208%	73,390,402	—
2022 Debt Facility - ING(5)	January 2023	July 2029	2.8250%	—	—
				$183,476,005	$235,000,000
(1)	Novated to CACIB and BNP with the original amount equally apportioned to each counterparty in August 2022.
(2)	Reduces quarterly with a final settlement of $23.8 million in March 2025.
(3)	Reduces quarterly with a final settlement of $47.6 million in March 2025.
(4)	Reduces quarterly with a final settlement of $47.6 million in March 2025.
(5)	Notional value increases to a high of $148.0 million on March 26, 2025 while other swaps amortize and then decreases with the debt outstanding under the 2022 Debt Facility until final settlement of $80 million in July 2029.

(c)	Fair value measurements: Interest rate swaps are stated at fair value, which is determined using a discounted cash flow approach based on market‑based SOFR swap yield rates. SOFR swap rates are observable at commonly quoted intervals for the full terms of the swaps and, therefore, are considered Level 2 items in accordance with the fair value hierarchy. The fair value of the interest rate swap agreements approximates the amount that we would have to pay or receive for the early termination of the agreements.

Additionally, we have taken positions in freight forward agreements (“FFAs”) as economic hedges to reduce the risk related to vessels trading in the spot market, including in the Helios Pool, and to take advantage of fluctuations in market prices. Customary requirements for trading FFAs include the maintenance of initial and variation margins based on expected volatility, open position and mark-to-market of the contracts. FFAs are recorded as assets/liabilities until they are settled. Changes in fair value prior to settlement are recorded in unrealized gain/(loss) on derivatives. Upon settlement, if the contracted charter rate is less than the average of the rates for the specified route and time period, as reported by an identified index, the seller of the FFA is required to pay the buyer the settlement sum, being an amount equal to the difference between the contracted rate and the settlement rate, multiplied by the number of days in the specified period covered by the FFA. Conversely, if the contracted rate is greater than the settlement rate, the buyer is required to pay the seller the settlement sum. Settlement of

FFAs is recorded in realized gain/(loss) on derivatives. FFAs are considered Level 2 items in accordance with the fair value hierarchy. We had no outstanding FFAs as of March 31, 2023 and 2022.

The following table summarizes the location on the balance sheet of the financial assets and liabilities that are carried at fair value on a recurring basis, which comprise our financial derivatives all of which are considered Level 2 items in accordance with the fair value hierarchy:

	March 31, 2023		March 31, 2022
	Other non-current assets	Long-term liabilities	Other non-current assets	Long-term liabilities
Derivatives not designated as hedging instruments	Derivative instruments	Derivative instruments	Derivative instruments	Derivative instruments
Interest rate swap agreements	$9,278,544	$—	$6,512,479	$—

The effect of derivative instruments within the consolidated statements of operations for the periods presented is as follows:

		Year ended
Derivatives not designated as hedging instruments	Location of gain/(loss) recognized	March 31, 2023	March 31, 2022	March 31, 2021
Forward freight agreements—change in fair value	Unrealized gain on derivatives	$—	$—	$2,605,442
Interest rate swaps—change in fair value	Unrealized gain on derivatives	2,766,065	11,067,870	4,597,438
Forward freight agreements—realized gain/(loss)	Realized loss on derivatives	—	—	(788,670)
Interest rate swaps—realized gain/(loss)	Realized gain/(loss) on derivatives	3,771,522	(3,450,443)	(3,779,363)
Gain/(loss) on derivatives, net		$6,537,587	$7,617,427	$2,634,847

As of March 31, 2023 and March 31, 2022, no fair value measurements for assets or liabilities under Level 1 or Level 3 were recognized in the consolidated balance sheets with the exception of cash and cash equivalents, restricted cash, and securities. We did not have any assets or liabilities measured at fair value on a non-recurring basis during the years ended March 31, 2023 and 2022.

(d)	Book values and fair values of financial instruments. In addition to the derivatives that we are required to record at fair value on our balance sheet (see (c) above) and investment securities that are included in other current assets in our balance sheet and available-for-sale securities (U.S. treasury notes with an aggregate fair value of $11.4 million as of March 31, 2023 and face values of $1.8 million maturing on September 30, 2024 and $10.0 million maturing March 15, 2025) that are recorded as a non-current asset on our balance sheet that we record at fair value, we have other financial instruments that are carried at historical cost. These financial instruments include trade accounts receivable, amounts due from related parties, cash and cash equivalents, restricted cash, accounts payable, amounts due to related parties and accrued liabilities for which the historical carrying value approximates the fair value due to the short-term nature of these financial instruments. Cash and cash equivalents, restricted cash and investment securities are considered Level 1 items.

The summary of gains and losses on our investment securities included in other gain/(loss), net on our consolidated statements of operations for the periods presented is as follows:

	Year ended
	March 31, 2023	March 31, 2022	March 31, 2021
Unrealized gain/(loss) on investment securities	$1,443,683	$(1,587,090)	$1,317,595
Realized gain on investment securities	987,206	447,255	295
Net gain/(loss) on investment securities	$2,430,889	$(1,139,835)	$1,317,890

We have long-term bank debt, the Cougar Japanese Financing, the Captain Markos Dual Fuel Japanese Financing, and the Cresques Japanese Financing, for which we believe the carrying value approximates their fair value as the loans bear interest at variable interest rates, being SOFR at March 31, 2023 and LIBOR at March 31, 2022, each of which is observable at commonly quoted intervals for the full terms of the loans, and hence are considered as Level 2 items in accordance with the fair value hierarchy. We have long-term debt related to the Corsair Japanese Financing, Concorde Japanese Financing, Corvette Japanese Financing, Cratis Japanese Financing, Copernicus Japanese Financing, Chaparral Japanese Financing, and Caravelle Japanese Financing (collectively, the “Japanese Financings”) that incur interest at a fixed-rate. We have long-term debt related to the BALCAP Facility that incurs interest at a fixed-rate. The Japanese Financings and BALCAP Facility are considered Level

2 items in accordance with the fair value hierarchy and the fair value of each is based on a discounted cash flow analysis using current observable interest rates. The following table summarizes the carrying value and estimated fair value of our fixed rate debt obligations as of:

	March 31, 2023		March 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Corsair Japanese Financing	$34,395,834	$33,051,190	$37,645,833	$36,904,683
Concorde Japanese Financing	—	—	42,269,231	41,352,417
Corvette Japanese Financing	—	—	42,807,692	41,862,894
Cratis Japanese Financing	45,580,000	42,185,289	49,660,000	46,716,277
Copernicus Japanese Financing	45,580,000	42,185,289	49,660,000	46,716,277
Chaparral Japanese Financing	62,342,859	60,701,217	64,662,242	64,321,963
Caravelle Japanese Financing	46,100,000	42,707,169	49,700,000	46,792,400
BALCAP Facility	$74,096,125	69,032,167	$81,574,172	$77,063,912

20. Retirement Plans

U.S. Defined Contribution Plan

Qualifying full-time employees based in the United States participate in our 401(k) retirement plan and may contribute a portion of their annual compensation to the plan on a tax-advantaged basis, in accordance with applicable tax law limits. On behalf of all participants in the plan, we provide a safe harbor contribution subject to certain limitations. Employee contributions and our safe harbor contributions are vested at all times. We recognized and paid compensation expense associated with the safe harbor contributions totaling $0.1 million for each of the years ended March 31, 2023, 2022, and 2021.

Greece Defined Benefit Plan

Our employees based in Greece participate in a required statutory defined benefit pension plan as required by the provisions of Greek law 2112/20 covering all eligible employees (the “Greek Plan”). We recognized a liability associated with our projected benefit obligation to the Greek Plan of $0.8 million and $1.0 million as of March 31, 2023 and 2022, respectively, representing a reduction of the liability of $0.2 million during the year ended March 31, 2023 and increases in the liability of $0.1 million and $0.3 million for the years ended March 31, 2022 and 2021, respectively, for which we recognized income or expense on our consolidated statement of operations.

Denmark and U.K. Retirement Accounts

We contribute to retirement accounts for certain employees in Denmark and the United Kingdom based on a percentage of their annual salaries. For each of the years ended March 31, 2023, 2022 and 2021, we recognized compensation expense of $0.2 million related to these contributions.

21. Earnings Per Share (“EPS”)

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

The calculations of basic and diluted EPS for the periods presented were as follows:

	Year ended
(In U.S. dollars except share data)	March 31, 2023	March 31, 2022	March 31, 2021
Numerator:
Net income	$172,443,930	$71,935,018	$92,564,653
Denominator:
Basic weighted average number of common shares outstanding	40,026,313	40,203,937	49,729,358
Effect of dilutive restricted stock and restricted stock units	185,329	161,151	97,440
Diluted weighted average number of common shares outstanding	40,211,642	40,365,088	49,826,798
EPS:
Basic	$4.31	$1.79	$1.86
Diluted	$4.29	$1.78	$1.86

There were no shares of unvested restricted stock excluded from the calculation of diluted EPS because the effect of their inclusion would be anti-dilutive for the years ended March 31, 2023 2022, and 2021.

22. Selected Quarterly Financial Information (unaudited)

The following tables summarize the 2023 and 2022 quarterly results:

	Three months ended
	June 30, 2022	September 30, 2022	December 31, 2022	March 31, 2023
Revenues	$76,823,722	$75,968,187	$103,322,256	$133,635,050
Operating income	28,947,004	28,137,816	57,494,075	83,781,573
Net income	24,847,720	20,311,465	51,263,710	76,021,035
Earnings per common share, basic	0.62	0.51	1.28	1.90
Earnings per common share, diluted	$0.62	$0.51	$1.27	$1.89

	Three months ended
	June 30, 2021	September 30, 2021	December 31, 2021	March 31, 2022
Revenues	$62,950,738	$63,086,858	$68,559,782	$79,624,070
Operating income	13,255,888	19,115,310	22,550,972	37,476,803
Net income	5,869,100	14,101,803	16,580,885	35,383,230
Earnings per common share, basic	0.14	0.35	0.42	0.89
Earnings per common share, diluted	$0.14	$0.35	$0.41	$0.88

23. Subsequent Event

Dividend

On April 26, 2023, we announced that our Board of Directors has declared an irregular cash dividend of $1.00 per share of the Company’s common stock to all shareholders of record as of the close of business on May 8, 2023, totaling $40.4 million. We paid $40.1 million on May 22, 2023 and the remaining $0.3 million is deferred until certain shares of restricted stock vest.