Form 10-Q
period 2023-06-30
DORIAN LPG LTD.
filed 2023-08-02
CIK 1596993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 27, 2023, there were 40,392,282 shares of the registrant’s common stock outstanding.

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

These risks include the risks that are identified in the “Risk Factors” section of this quarterly report and of our Annual Report on Form 10-K for the fiscal year ended March 31, 2023, and also include, among others, risks associated with the following:

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

●	any decrease in the value of the charter-free market values of our vessels or reduction in our charter hire rates and profitability associated with such vessels as a result of increase in the supply of or decrease in the demand for LPG, LPG shipping or LPG vessels;

●	business disruptions, including supply chain issues, due to damage to storage or receiving facilities, or natural disasters;

●	greater than anticipated levels of LPG vessel newbuilding orders or lower than anticipated rates of LPG vessel scrapping;

●	the aging of the Company’s fleet which could result in increased operating costs, impairment or loss of hire;

●	our ability to profitably employ our vessels, including vessels participating in the Helios Pool (defined below);

●	unavailability of spot charters and the volatility of prevailing spot market charter rates, which may affect our ability to realize the expected benefits from our time chartered-in vessels, including those in the Helios Pool;

●	failure of our charterers or other counterparties to meet their obligations under our charter agreements;

●	shareholders’ reliance on us to enforce our rights against contract counterparties;

●	competition in the LPG shipping industry, including our ability to compete successfully for future chartering opportunities and newbuilding opportunities (if any);

●	future purchase prices of newbuildings and secondhand vessels and timely deliveries of such vessels (if any) and, relatedly, the risks associated with the purchase of second-hand vessels;

●	the performance of the Helios Pool, including the failure of its significant customers to perform their obligations and the loss or reduction in business from its significant customers (or if the same were to occur with respect to our significant customers);

●	the availability of (and our ability to obtain such) financing and capital to refinance existing indebtedness and to fund capital expenditures, acquisitions and other general corporate purposes, the terms of such financing or capital and our ability to comply with the restrictions and other covenants set forth in our existing and future debt agreements and financing arrangements (and our ability to repay or refinance our existing debt and settling of interest rate swaps, if any);

●	our costs, including crew wages, insurance, provisions, repairs and maintenance, general and administrative expenses, drydocking, and bunker prices, as applicable;

●	any inability to retain and recruit qualified key executives, key employees, key consultants or skilled workers and, relatedly, our dependence on key personnel and the availability of skilled workers, and the related labor costs, including as a result of the ongoing conflict between Russia and Ukraine;

●	the potential difference in interests between or among certain of our directors, officers, key executives and shareholders;

●	quality and efficiency requirements from customers and developments regarding the technologies relating to oil exploration and the effects of and our ability to implement new products and new technology available in our industry, including with respect to equipment propulsion and overall vessel efficiency, including the reduction of traditional emissions;

●	potential new environmental regulations and restrictions in respect of decarbonization, whether at a global level stipulated by the International Maritime Organization, including the recently adopted strategy to reduce greenhouse gas emissions in international shipping by the Marine Environment Protection Committee at its 80th session in July 2023, or imposed by regional or national authorities, affecting fuel costs, vessel speeds, equipment requirements or other alterations or adjustments, including the installation of Engine Power Limitation (EPL) systems, that could impose additional costs of operations on our business;

●	operating hazards in the maritime transportation industry, and catastrophic events, including accidents, political events, public health threats (including the outbreak of communicable diseases), international hostilities and instability, armed conflict, piracy, attacks on vessels or other petroleum-related infrastructures and acts by terrorists, which may cause potential disruption of shipping routes;

●	the length and severity of epidemics and other public health concerns, including any impact on the demand for commercial seaborne transportation of LPG, supply chain disruptions and the condition of financial markets and the potential associated impacts to our global operations;

●	business disruptions due to natural disasters or adverse weather outside of or control;

●	the adequacy of our insurance coverage in the event of a catastrophic event;

●	the failure to protect our information systems against security breaches, or the failure or unavailability of these systems for a significant period;

●	the arresting or attachment of one or more of our vessels by maritime claimants;

●	compliance with and changes to governmental, tax, environmental and safety laws and regulations, which may add to our costs or the costs of our customers;

●	fluctuations in currencies, foreign exchange rates, and interest rates including, but not limited to, the Secured Overnight Financing Rate (“SOFR”);

●	compliance with the United States Foreign Corrupt Practices Act of 1977, the United Kingdom Bribery Act 2010, or other applicable regulations relating to bribery;

●	the volatility of the price of shares of our common stock (our “common shares”) and future sales of our common shares;

●	our incorporation under the laws of the Republic of the Marshall Islands and the different rights to relief that may be available compared to other countries, including the United States;

●	congestion at or blockages of ports or canals;

●	any developments in the existing Panama Canal transportation structure as a result of the study announced by the Panamanian government and Energy Transfer LP to analyze the prospects of building an LPG pipeline, potentially running beside the existing Panama Canal and linking the Atlantic Ocean with the Pacific Ocean;

●	if we are required to pay tax on U.S. source income;

●	if we are treated as a “passive foreign investment company”; and

●	other factors detailed in this report and from time to time in our periodic reports.

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

Dorian LPG Ltd.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dorian LPG Ltd.

Unaudited Condensed Consolidated Balance Sheets

(Expressed in United States Dollars, except for share data)

	As of	As of
	June 30, 2023	March 31, 2023
Assets
Current assets
Cash and cash equivalents	$155,548,745	$148,797,232
Trade receivables, net and accrued revenues	4,373,141	3,282,256
Due from related parties	67,737,508	73,070,095
Inventories	2,377,543	2,642,395
Prepaid expenses and other current assets	11,425,045	8,507,007
Total current assets	241,461,982	236,298,985
Fixed assets
Vessels, net	1,250,577,538	1,263,928,605
Other fixed assets, net	48,213	48,213
Total fixed assets	1,250,625,751	1,263,976,818
Other non-current assets
Deferred charges, net	11,196,123	8,367,301
Derivative instruments	12,137,819	9,278,544
Due from related parties—non-current	24,200,000	20,900,000
Restricted cash—non-current	76,220	76,418
Operating lease right-of-use assets	152,309,717	158,179,398
Available-for-sale securities	11,307,104	11,366,838
Other non-current assets	364,483	469,227
Total assets	$1,703,679,199	$1,708,913,529
Liabilities and shareholders’ equity
Current liabilities
Trade accounts payable	$11,267,768	$10,807,376
Accrued expenses	6,916,466	5,637,725
Due to related parties	242,778	168,793
Deferred income	278,128	208,558
Current portion of long-term operating lease liabilities	23,562,139	23,407,555
Current portion of long-term debt	53,217,116	53,110,676
Dividends payable	1,146,934	1,255,861
Total current liabilities	96,631,329	94,596,544
Long-term liabilities
Long-term debt—net of current portion and deferred financing fees	591,226,676	604,256,670
Long-term operating lease liabilities	128,760,545	134,782,483
Other long-term liabilities	1,451,940	1,431,510
Total long-term liabilities	721,439,161	740,470,663
Total liabilities	818,070,490	835,067,207
Commitments and contingencies	—	—
Shareholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued nor outstanding	—	—
Common stock, $0.01 par value, 450,000,000 shares authorized, 51,654,343 and 51,630,593 shares issued, 40,392,282 and 40,382,730 shares outstanding (net of treasury stock), as of June 30, 2023 and March 31, 2023, respectively	516,544	516,306
Additional paid-in-capital	765,159,661	764,383,292
Treasury stock, at cost; 11,262,061 and 11,247,863 shares as of June 30, 2023 and March 31, 2023, respectively	(123,249,465)	(122,896,838)
Retained earnings	243,181,969	231,843,562
Total shareholders’ equity	885,608,709	873,846,322
Total liabilities and shareholders’ equity	$1,703,679,199	$1,708,913,529

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dorian LPG Ltd.

Unaudited Condensed Consolidated Statements of Operations

(Expressed in United States Dollars)

	Three months ended
	June 30, 2023	June 30, 2022
Revenues
Net pool revenues—related party	$104,386,551	$70,171,001
Time charter revenues	6,423,472	6,241,915
Other revenues, net	752,884	410,806
Total revenues	111,562,907	76,823,722
Expenses
Voyage expenses	298,383	775,545
Charter hire expenses	10,546,810	5,402,145
Vessel operating expenses	19,842,386	17,067,913
Depreciation and amortization	16,655,317	15,809,778
General and administrative expenses	9,218,137	9,413,139
Total expenses	56,561,033	48,468,520
Other income—related parties	620,433	591,802
Operating income	55,622,307	28,947,004
Other income/(expenses)
Interest and finance costs	(10,403,849)	(7,958,554)
Interest income	1,690,220	408,278
Unrealized gain on derivatives	2,859,274	2,454,234
Realized gain/(loss) on derivatives	1,847,764	(50,384)
Other gain, net	105,421	1,047,142
Total other income/(expenses), net	(3,901,170)	(4,099,284)
Net income	$51,721,137	$24,847,720

Weighted average shares outstanding:
Basic	40,137,687	39,898,485
Diluted	40,378,835	40,124,705

Earnings per common share—basic	$1.29	$0.62
Earnings per common share—diluted	$1.28	$0.62

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dorian LPG Ltd.

Unaudited Condensed Consolidated Statements of Shareholders’ Equity

(Expressed in United States Dollars, except for number of shares)

	Number of			Additional
	common	Common	Treasury	paid-in	Retained
	shares	stock	stock	capital	Earnings	Total
Balance, April 1, 2022	51,321,695	$513,217	$(121,226,936)	$760,105,994	$280,759,140	$920,151,415
Net income for the period	—	—	—	—	24,847,720	24,847,720
Restricted share award issuances	15,750	158	—	(158)	—	—
Dividend ($2.50 per common share)	—	—	—	—	(100,337,605)	(100,337,605)
Stock-based compensation	—	—	—	658,872	—	658,872
Purchase of treasury stock	—	—	(971,067)	—	—	(971,067)
Balance, June 30, 2022	51,337,445	$513,375	$(122,198,003)	$760,764,708	$205,269,255	$844,349,335

	Number of			Additional
	common	Common	Treasury	paid-in	Retained
	shares	stock	stock	capital	Earnings	Total
Balance, April 1, 2023	51,630,593	$516,306	$(122,896,838)	$764,383,292	$231,843,562	$873,846,322
Net income for the period	—	—	—	—	51,721,137	51,721,137
Restricted share award issuances	23,750	238	—	(238)	—	—
Dividend ($1.00 per common share)	—	—	—	—	(40,382,730)	(40,382,730)
Stock-based compensation	—	—	—	776,607	—	776,607
Purchase of treasury stock	—	—	(352,627)	—	—	(352,627)
Balance, June 30, 2023	51,654,343	$516,544	$(123,249,465)	$765,159,661	$243,181,969	$885,608,709

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dorian LPG Ltd.

Unaudited Condensed Consolidated Statements of Cash Flows

(Expressed in United States Dollars)

	Three months ended
	June 30, 2023	June 30, 2022
Cash flows from operating activities:
Net income	$51,721,137	$24,847,720
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,655,317	15,809,778
Amortization of operating lease right-of-use assets	5,866,606	2,447,611
Amortization of financing costs	314,554	909,047
Unrealized gain on derivatives	(2,859,274)	(2,454,234)
Stock-based compensation expense	776,607	658,872
Unrealized foreign currency (gain)/loss, net	149,067	581,145
Other non-cash items, net	(276,465)	(1,532,311)
Changes in operating assets and liabilities
Trade receivables, net and accrued revenue	(1,090,885)	(664,185)
Prepaid expenses and other current assets	(2,532,085)	(693,019)
Due from related parties	2,032,587	(3,153,290)
Inventories	264,852	76,787
Other non-current assets	104,744	60,960
Operating lease liabilities—current and long-term	(5,864,274)	(2,421,271)
Trade accounts payable	474,385	(899,490)
Accrued expenses and other liabilities	(277,192)	532,888
Due to related parties	73,985	(5,898)
Payments for drydocking costs	(2,268,317)	(6,736)
Net cash provided by operating activities	63,265,349	34,094,374
Cash flows from investing activities:
Payments for vessels and vessel capital expenditures	(2,344,946)	(8,768,399)
Payments to acquire other fixed assets	—	(62,286)
Proceeds from sale of investment securities	—	2,003,458
Net cash used in investing activities	(2,344,946)	(6,827,227)
Cash flows from financing activities:
Proceeds from long-term debt borrowings	—	50,000,000
Repayment of long-term debt borrowings	(13,238,108)	(56,358,620)
Repurchase of common stock	(323,221)	(952,250)
Financing costs paid	—	(1,036,330)
Dividends paid	(40,491,657)	(99,912,142)
Net cash used in financing activities	(54,052,986)	(108,259,342)
Effects of exchange rates on cash and cash equivalents	(116,102)	(252,834)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	6,751,315	(81,245,029)
Cash, cash equivalents, and restricted cash at the beginning of the period	148,873,650	236,836,914
Cash, cash equivalents, and restricted cash at the end of the period	$155,624,965	$155,591,885
Supplemental disclosure of cash flow information
Cash paid during the period for interest excluding interest capitalized to vessels	$9,693,964	$6,566,630
Cash paid for amounts included in the measurement of operating lease liabilities	9,710,098	2,520,795
Capitalized drydocking costs included in liabilities	1,588,716	6,735
Vessel-related capital expenditures included in liabilities	1,482,839	123,656
Unpaid dividends included in liabilities	1,146,934	919,643
Financing costs included in liabilities	663,600	930,467

Reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the total amount of such items reported in the statements of cash flows:
Cash and cash equivalents	$155,548,745	$155,518,158
Restricted cash—non-current	76,220	73,727
Cash and cash equivalents and restricted cash at end of period shown in the statement of cash flows	$155,624,965	$155,591,885

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dorian LPG Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

(Expressed in United States Dollars)

1. Basis of Presentation and General Information

Dorian LPG Ltd. (“Dorian”) was incorporated on July 1, 2013 under the laws of the Republic of the Marshall Islands, is headquartered in the United States, and is engaged in the transportation of liquefied petroleum gas (“LPG”) worldwide. Specifically, Dorian and its subsidiaries (together “we”, “us”, “our”, or the “Company”) are focused on owning and operating very large gas carriers (“VLGCs”), each with a cargo carrying capacity of greater than 80,000 cbm, in the LPG shipping industry. As of June 30, 2023, our fleet consists of twenty-five VLGCs, including one dual-fuel 84,000 cbm ECO-design VLGC, or our Dual-fuel ECO VLGC; nineteen fuel-efficient 84,000 cbm ECO-design VLGCs, or our ECO VLGCs; one 82,000 cbm modern VLGC; two time chartered-in dual-fuel Panamax size VLGCs; and two time chartered-in ECO VLGCs. We took delivery of a third dual-fuel Panamax size VLGC on July 10, 2023 that is equipped with a shaft generator, which generates additional electricity that is used to reduce fuel consumption and carbon emissions. As of June 30, 2023, thirteen of our ECO-VLGCs, including one of our time chartered-in ECO-VLGCs, are equipped with exhaust gas cleaning systems (commonly referred to as “scrubbers”) to reduce sulfur emissions. As of June 30, 2023, we have commitments related to scrubbers on an additional three of our VLGCs, one of which was completed in July 2023. We provide in-house commercial management services for all of our vessels, including our vessels deployed in the Helios Pool (defined below), which may also receive commercial management services from Phoenix (defined below). Excluding our time chartered-in vessels, we provide in-house technical management services for all of our vessels, including our vessels deployed in the Helios Pool.

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

The unaudited interim condensed consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and related Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In our opinion, all adjustments, consisting of normal recurring items, necessary for a fair presentation of financial position, operating results and cash flows have been included in the unaudited interim condensed consolidated financial statements and related notes. The unaudited interim condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes for the year ended March 31, 2023 included in our Annual Report on Form 10-K filed with the SEC on June 2, 2023.

Our interim results are subject to seasonal and other fluctuations, and the operating results for any quarter are therefore not necessarily indicative of results that may be otherwise expected for the entire year.

Our subsidiaries as of June 30, 2023, which are all wholly-owned and are incorporated in the Republic of the Marshall Islands (unless otherwise noted), are listed below.

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
Dorian LPG Chartering LLC
Dorian LPG FFAS LLC
(1)	CBM: Cubic meters, a standard measure for LPG tanker capacity
(2)	Operated pursuant to a bareboat charter agreement as of June 30, 2023. Refer to Note 6 below for further information.

2. Significant Accounting Policies

The same accounting policies have been followed in these unaudited interim condensed consolidated financial statements as those applied in the preparation of our consolidated audited financial statements for the year ended March 31, 2023 (refer to Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2023).

Accounting Pronouncements Not Yet Adopted

In March 2020, the Financial Accounting Standards Board issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”).” ASU 2020-04 provides temporary optional expedients and exceptions to the guidance in U.S. GAAP on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. This ASU was effective for adoption at any time between March 12, 2020 and December 31, 2022. In December 2022, the Financial Accounting Standards Board issued ASU No. 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”).” ASU 2022-06 defers the sunset date included within Topic 848 from December 31, 2022, to December 31, 2024. We have determined that the adoption of this ASU would not have a material effect on our financial statements.

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

Dorian LPG (USA) LLC and its subsidiaries entered into an agreement with DHSA, retroactive to July 2014 and superseding an agreement between Dorian LPG (UK) Ltd. and DHSA, for the provision by Dorian LPG (USA) LLC and its subsidiaries of certain chartering and marine operation services to DHSA, for which income was earned and included in “Other income-related parties” totaling less than $0.1 million for both the three months ended June 30, 2023 and 2022.

As of June 30, 2023 and March 31, 2023, there were no amounts due from DHSA.

Helios LPG Pool LLC

On April 1, 2015, Dorian and Phoenix began operations of the Helios Pool, which entered into pool participation agreements for the purpose of establishing and operating, as charterer, under variable rate time charters to be entered into with owners or disponent owners of VLGCs, a commercial pool of VLGCs whereby revenues and expenses are shared. We hold a 50% interest in the Helios Pool as a joint venture with Phoenix and all significant rights and obligations are equally shared by both parties. All profits of the Helios Pool are distributed to the pool participants based on pool points assigned to each vessel as variable charter hire and, as a result, there are no profits available to the equity investors as a share of equity. We have determined that the Helios Pool is a variable interest entity as it does not have sufficient equity at risk. We do not consolidate the Helios Pool because we are not the primary beneficiary and do not have a controlling financial interest. In consideration of Accounting Standards Codification (“ASC”) 810-10-50-4e, the significant factors considered and judgments made in determining that the power to direct the activities of the Helios Pool that most significantly impact the entity’s economic performance are shared, in that all significant performance activities which relate to approval of pool policies and strategies related to pool customers and the marketing of the pool for the procurement of customers for the pool vessels, addition of new pool vessels and the pool cost management, require unanimous board consent from a board consisting of two members from each joint venture investor. Further, in accordance with the guidance in ASC 810-10-25-38D, the Company and Phoenix are not related parties as defined in ASC 850 nor are they de facto agents pursuant to ASC 810-10, the power over the significant activities of the Helios Pool is shared, and no party is the primary beneficiary in the Helios Pool, or has a controlling financial interest. As of June 30, 2023, the Helios Pool operated twenty-seven VLGCs, including twenty-three vessels from our fleet (including four vessels time chartered-in from unrelated parties) and four Phoenix vessels.

As of June 30, 2023, we had net receivables from the Helios Pool of $91.6 million (net of amounts due to Helios Pool of $0.2 million which are reflected under “Due to related Parties”), including $25.3 million of working capital contributed for the operation of our vessels in the pool (of which $1.1 million was classified as current). As of March 31, 2023, we had net receivables from the Helios Pool of $93.7 million (net of an amount due to Helios Pool of $0.2 million which are reflected under “Due to related Parties”), including $22.0 million of working capital contributed for the operation of our vessels in the pool (of which $1.1 million was classified as current). Our maximum exposure to losses from the pool as of June 30, 2023 is limited to the receivables from the pool. The Helios Pool does not have any third-party debt obligations. The Helios Pool has entered into commercial management agreements with each of Dorian LPG (DK) ApS and Phoenix and has appointed both as the exclusive commercial managers of pool vessels. Fees for such services earned by Dorian LPG (DK) ApS are included in “Other income-related parties” in the unaudited interim condensed consolidated statement of operations and were $0.6 million and $0.5 million for the three months ended June 30, 2023, and 2022, respectively. Additionally, we receive a fixed reimbursement of expenses such as costs for security guards and war risk insurance for vessels operating in high-risk areas from the Helios Pool, for which we earned $0.1 million and $0.3 million for the three months ended June 30, 2023, and 2022, respectively, and are included in “Other revenues, net” in the unaudited interim condensed consolidated statements of operations.

Through our vessel owning subsidiaries, we have chartered vessels to the Helios Pool during the three months ended June 30, 2023 and 2022. The time charter revenue from the Helios Pool is variable depending upon the net results of the pool, operating days and pool points for each vessel. The Helios Pool enters into voyage and time charters with external parties and receives freight and related revenue and, where applicable, incurs voyage costs such as bunkers, port costs and commissions. At the end of each month, the Helios Pool calculates net pool revenues using gross revenues, less voyage expenses of all pool vessels, less fixed time charter hire for any chartered-in vessels, less the general and administrative expenses of the pool as variable rate time charter hire for the relevant vessel to participants based on pool points (vessel attributes such as cargo carrying capacity, scrubber-equipped, fuel consumption, and speed are taken into consideration) and number of days the vessel participated in the pool in the period. Net pool revenues, less any amounts required for working capital of the Helios Pool, are distributed, to the extent they have been collected from third-party customers of the Helios Pool. We recognize net pool revenues on a monthly basis, when each relevant vessel has participated in the pool during the period and the amount of net pool revenues for the month can be estimated reliably. Revenue earned from the Helios Pool is presented in Note 11.

4. Deferred Charges, Net

The analysis and movement of deferred charges is presented in the table below:

Drydocking
costs
Balance, April 1, 2023	$8,367,301
Additions	3,622,743
Amortization	(793,921)
Balance, June 30, 2023	$11,196,123

5. Vessels, Net

		Accumulated
	Cost	depreciation	Net book Value
Balance, April 1, 2023	$1,724,463,634	$(460,535,029)	$1,263,928,605
Other additions	2,510,329	—	2,510,329
Depreciation	—	(15,861,396)	(15,861,396)
Balance, June 30, 2023	$1,726,973,963	$(476,396,425)	$1,250,577,538

Additions to vessels, net, mainly consisted of scrubber purchases and installation costs and other capital improvements for certain of our VLGCs during the three months ended June 30, 2023. Our vessels, with a total carrying value of $1,215.2 million and $1,227.8 million as of June 30, 2023 and March 31, 2023, respectively, are first-priority mortgaged as collateral for our long-term debt (refer to Note 6 below). Captain John NP is our only VLGC that is not first-priority mortgaged as collateral for our long-term debt as of June 30, 2023 and March 31, 2023. No impairment loss was recorded for the periods presented.

6. Long-term Debt

2022 Debt Facility

Refer to Note 9 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2023 for information on our $260.0 million debt financing facility that we entered into on July 29, 2022 with Crédit Agricole Corporate and Investment Bank (“CACIB”), ING Bank N.V. (“ING”), Skandinaviska Enskilda Banken AB (publ) (“SEB”), BNP Paribas (“BNP”), and Danish Ship Finance A/S (“DSF”) (the “2022 Debt Facility”).

We were in compliance with all financial covenants as of June 30, 2023.

BALCAP Facility

Refer to Note 9 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2023 for information on our $83.4 million debt financing facility that we entered into in December 2021 with Banc of America Leasing & Capital, LLC and other financial institutions (the “BALCAP Facility”).

We were in compliance with all financial covenants as of June 30, 2023.

Japanese Financing Arrangements

All of our Japanese financing arrangements (described below) are secured by, among other things, (i) the mortgages on the vessels financed, (ii) first priority assignments of all of the financed vessels’ mandatory insurances; and (iii) a guaranty by the Company guaranteeing the obligations of each borrower.

Corsair Japanese Financing

Refer to Note 9 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2023 for information on the refinancing of our 2014-built VLGC, Corsair, pursuant to a memorandum of agreement and a bareboat charter agreement (the “Corsair Japanese Financing”).

Cresques Japanese Financing

Refer to Note 9 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2023 for information on the refinancing our 2015-built VLGC, Cresques, pursuant to a memorandum of agreement and a bareboat charter agreement (the “Cresques Japanese Financing”). On June 12, 2023, we agreed to an addendum to the Cresques Japanese Financing’s bareboat charter agreement that became effective on June 20, 2023. The terms of the addendum include a switch from a floating interest rate of one-month SOFR plus a margin to a fixed interest rate of 6.55448%.

Cratis Japanese Financing

Refer to Note 9 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2023 for information on the refinancing our 2015-built VLGC, Cratis, pursuant to a memorandum of agreement and a bareboat charter agreement (the “Cratis Japanese Financing”).

Copernicus Japanese Financing

Refer to Note 9 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2023 for information on the refinancing our 2015-built VLGC, Copernicus, pursuant to a memorandum of agreement and a bareboat charter agreement (the “Copernicus Japanese Financing”).

Chaparral Japanese Financing

Refer to Note 9 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2023 for information on the refinancing our 2015-built VLGC, Chaparral, pursuant to a memorandum of agreement and a bareboat charter agreement (the “Chaparral Japanese Financing”).

Caravelle Japanese Financing

Refer to Note 9 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2023 for information on the refinancing our 2016-built VLGC, Caravelle, pursuant to a memorandum of agreement and a bareboat charter agreement (the “Caravelle Japanese Financing”).

Cougar Japanese Financing

Refer to Note 9 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2023 for information on the refinancing our 2016-built VLGC, Cougar, pursuant to a memorandum of agreement and a bareboat charter agreement (the “Cougar Japanese Financing”). Refer to Note 15 below for additional information regarding a subsequent event related to the Cougar Japanese Financing.

Captain Markos Dual-Fuel Japanese Financing

Refer to Note 9 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2023 for information on the financing our 2023-built Dual-fuel VLGC, Captain Markos, pursuant to a memorandum of agreement and a bareboat charter agreement (the “Captain Markos Japanese Financing”). On June 12, 2023, we agreed to an addendum to the Captain Markos Dual-Fuel Japanese Financing’s bareboat charter agreement that became effective on June 30, 2023. The terms of the addendum include a switch from a floating interest rate of one-month SOFR plus a margin to a fixed interest rate of 6.38948%.

Debt Obligations

The table below presents our debt obligations:

	June 30, 2023	March 31, 2023
2022 Debt Facility	$220,000,000	$225,000,000

Japanese Financings
Corsair Japanese Financing	$33,583,334	$34,395,834
Cresques Japanese Financing	26,935,458	27,377,615
Cratis Japanese Financing	44,560,000	45,580,000
Copernicus Japanese Financing	44,560,000	45,580,000
Chaparral Japanese Financing	61,743,435	62,342,859
Caravelle Japanese Financing	45,200,000	46,100,000
Cougar Japanese Financing	46,400,000	47,300,000
Captain Markos Dual-Fuel Japanese Financing	55,160,000	55,790,000
Total Japanese Financings	$358,142,227	$364,466,308

BALCAP Facility	$72,182,098	$74,096,125

Total debt obligations	$650,324,325	$663,562,433
Less: deferred financing fees	5,880,533	6,195,087
Debt obligations—net of deferred financing fees	$644,443,792	$657,367,346

Presented as follows:
Current portion of long-term debt	$53,217,116	$53,110,676
Long-term debt—net of current portion and deferred financing fees	591,226,676	604,256,670
Total	$644,443,792	$657,367,346

Deferred Financing Fees

The analysis and movement of deferred financing fees is presented in the table below:

Financing
costs
Balance, April 1, 2023	$6,195,087
Amortization	(314,554)
Balance, June 30, 2023	$5,880,533

7. Leases

Time charter-in contracts

During the three months ended June 30, 2023, we did not take delivery of any time chartered-in VLGCs and, as such, no new right-of-use asset or lease liability was recognized during the three months ended June 30, 2023. Our time chartered-in VLGCs were deployed in the Helios Pool and earned net pool revenues of $18.3 million and $6.8 million for the three months ended June 30, 2023 and 2022, respectively.

Charter hire expenses for the VLGCs time chartered in were as follows:

	Three months ended
	June 30, 2023	June 30, 2022
Charter hire expenses	$10,546,810	$5,402,145

Office leases

We currently have operating leases for our offices in Stamford, Connecticut, USA; Copenhagen, Denmark; and Athens, Greece, which we determined to be operating leases and record the lease expense as part of general and administrative expenses in our unaudited interim condensed consolidated statements of operations.

Operating lease rent expense related to our office leases was as follows:

	Three months ended
	June 30, 2023	June 30, 2022
Operating lease rent expense	$153,022	$154,464

For our office leases and time charter-in arrangement, the discount rate used ranged from 4.92% to 6.34%. The weighted average discount rate used to calculate the lease liability was 5.86%. The weighted average remaining lease term of our office leases and time chartered-in vessel as of June 30, 2023 is 72.0 months.

Our operating lease right-of-use asset and lease liabilities as of June 30, 2023 and March 31, 2023 were as follows:

Description	Location on Balance Sheet	June 30, 2023	March 31, 2023
Assets:
Non-current
Office leases	Operating lease right-of-use assets	$1,534,322	$1,654,498
Time charter-in VLGCs	Operating lease right-of-use assets	$150,775,395	$156,524,900

Liabilities:
Current
Office Leases	Current portion of long-term operating leases	$444,964	$436,810
Time charter-in VLGCs	Current portion of long-term operating leases	$23,117,175	$22,970,745

Long-term
Office Leases	Long-term operating leases	$1,102,325	$1,228,328
Time charter-in VLGCs	Long-term operating leases	$127,658,220	$133,554,155

Maturities of operating lease liabilities as of June 30, 2023 were as follows:

Less than one year	$31,721,935
One to three years	64,137,818
Three to five years	49,023,487
More than 5	35,353,139
Total undiscounted lease payments	180,236,379
Less: imputed interest	(27,913,695)
Carrying value of operating lease liabilities	$152,322,684

8. Dividends

On April 26, 2023, we announced that our board of directors (“Board of Directors”) declared an irregular cash dividend of $1.00 per share of our common stock to all shareholders of record as of the close of business on May 8, 2023, totaling $40.4 million. We paid $40.1 million on May 22, 2023, with the remaining $0.3 million deferred until certain shares of restricted stock vest.

On June 15, 2023, we paid $0.4 million of dividends that were deferred until the vesting of certain restricted stock.

These were irregular dividends. All declarations of dividends are subject to the determination and discretion of our Board of Directors based on its consideration of various factors, including our results of operations, financial condition, level of indebtedness, anticipated capital requirements, contractual restrictions, restrictions in our debt agreements, restrictions under applicable law, our business prospects and other factors that our Board of Directors may deem relevant.

9. Stock Repurchase Authority

On February 2, 2022, our Board of Directors authorized the repurchase of up to $100.0 million of our common shares (the “2022 Common Share Repurchase Authority”). Under these authorizations, when in force, purchases were and may be made at our discretion in the form of open market repurchase programs, privately negotiated transactions, accelerated share repurchase programs or a combination of these methods. The actual amount and timing of share repurchases are subject to capital availability, our determination that share repurchases are in the best interests of our shareholders, and market conditions. As of June 30, 2023, our total purchases under the 2022 Common Share Repurchase Authority totaled 50,000 shares for an aggregate consideration of $0.7 million. We are not obligated to make any common share repurchases.

10. Stock-Based Compensation Plans

Our stock-based compensation expense is included within general and administrative expenses in the unaudited interim condensed consolidated statements of operations and was $0.8 million and $0.7 million for the three months ended June 30, 2023 and 2022, respectively. Unrecognized compensation cost was $1.4 million as of June 30, 2023 and will be recognized over a remaining weighted average life of 1.73 years. For more information on our equity incentive plan, refer to Note 12 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2023.

A summary of the activity of restricted shares and units awarded under our equity incentive plan as of June 30, 2023 and changes during the three months ended June 30, 2023, is as follows:

		Weighted-Average
		Grant-Date
Incentive Share/Unit Awards	Number of Shares/Units	Fair Value
Unvested as of April 1, 2023	328,382	$11.79
Vested	(66,475)	8.21
Unvested as of June 30, 2023	261,907	$12.70

11. Revenues

Revenues comprise the following:

	Three months ended
	June 30, 2023	June 30, 2022
Net pool revenues—related party	$104,386,551	$70,171,001
Time charter revenues	6,423,472	6,241,915
Other revenues, net	752,884	410,806
Total revenues	$111,562,907	$76,823,722

Net pool revenues—related party depend upon the net results of the Helios Pool, and the operating days and pool points for each vessel. Refer to Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2023.

Other revenues, net mainly represent claim reimbursements and income from charterers relating to reimbursement of voyage expenses, such as costs for war risk insurance and security guards.

12.  Financial Instruments and Fair Value Disclosures

Our principal financial assets consist of cash and cash equivalents, investment securities, amounts due from related parties, derivative instruments, and trade accounts receivable. Our principal financial liabilities consist of long-term debt, accounts payable, amounts due to related parties, and accrued liabilities.

(a)	Concentration of credit risk: Financial instruments, which may subject us to significant concentrations of credit risk, consist principally of amounts due from our charterers, including the receivables from Helios Pool, and cash and cash equivalents. We limit our credit risk with amounts due from our charterers, including those through the Helios Pool, by performing ongoing credit evaluations of our charterers’ financial condition and generally do not require collateral from our charterers. We limit our credit risk with our cash and cash equivalents and restricted cash by placing it with highly-rated financial institutions.

(b)	Interest rate risk: Our long-term bank loans are based on SOFR and hence we are exposed to movements thereto. We entered into interest rate swap agreements in order to hedge a majority of our variable interest rate exposure related to our 2022 Debt Facility. Additionally, we have exposure to floating rate movements on the Cougar Japanese Financing that is subject to SOFR.

(c)	Fair value measurements: Interest rate swaps are stated at fair value, which is determined using a discounted cash flow approach based on market‑based SOFR swap yield rates. SOFR swap rates are observable at commonly quoted intervals for the full terms of the swaps and, therefore, are considered Level 2 items in accordance with the fair value hierarchy. The fair value of the interest rate swap agreements approximates the amount that we would have to pay or receive for the early termination of the agreements.

The following table summarizes the location on the balance sheet of the financial assets and liabilities that are carried at fair value on a recurring basis, which comprise our financial derivatives, all of which are considered Level 2 items in accordance with the fair value hierarchy as of:

	June 30, 2023		March 31, 2023
	Other non-current assets	Long-term liabilities	Other non-current assets	Long-term liabilities
Derivatives not designated as hedging instruments	Derivative instruments	Derivative instruments	Derivative instruments	Derivative instruments
Interest rate swap agreements	$12,137,819	$—	$9,278,544	$—

The effect of derivative instruments within the unaudited interim condensed consolidated statements of operations for the periods presented is as follows:

		Three months ended
Derivatives not designated as hedging instruments	Location of gain/(loss) recognized	June 30, 2023	June 30, 2022
Interest rate swaps—change in fair value	Unrealized gain on derivatives	$2,859,274	$2,454,234
Interest rate swaps—realized gain/(loss)	Realized gain/(loss) on derivatives	1,847,764	(50,384)
Gain on derivatives, net		$4,707,038	$2,403,850

As of June 30, 2023 and March 31, 2023, no fair value measurements for assets or liabilities under Level 1 or Level 3 were recognized in the consolidated balance sheets with the exception of cash and cash equivalents, restricted cash, and investment securities. We did not have any other assets or liabilities measured at fair value on a non-recurring basis during the three months ended June 30, 2023 and 2022.

(d)	Book values and fair values of financial instruments: In addition to the derivatives that we are required to record at fair value on our balance sheet (see (c) above) and investment securities that are included in other current assets in our balance sheet and available-for-sale securities (U.S. treasury notes with an aggregate fair value of $11.3 million as of June 30, 2023 and face values of $1.8 million maturing on September 30, 2024 and $10.0 million maturing March 15, 2025) that are recorded as a non-current asset on our balance sheet that we record at fair value, we have other financial instruments that are carried at historical cost. These financial instruments include trade accounts receivable, amounts due from related parties, cash and cash equivalents, restricted cash, accounts payable, amounts due to related parties and accrued liabilities for which the historical carrying value approximates the fair value due to the short-term nature of these financial instruments. Cash and cash equivalents, restricted cash and investment securities are considered Level 1 items.

The summary of gains and losses on our investment securities included in other gain, net on our unaudited interim condensed consolidated statements of operations for the periods presented is as follows:

	Three months ended
	June 30, 2023	June 30, 2022
Unrealized gain on investment securities	$421,253	$768,335
Realized gain on investment securities	—	776,770
Net gain on investment securities	$421,253	$1,545,105

We have long-term bank debt and the Cougar Japanese Financing, for which we believe the carrying value approximates their fair value as the loans bear interest at variable interest rates, being SOFR, which is observable at commonly quoted intervals for the full terms of the loans, and hence are considered as Level 2 items in accordance with the fair value hierarchy. We have long-term debt related to the Corsair Japanese Financing, Cresques Japanese Financing, Cratis Japanese Financing, Copernicus Japanese Financing, Chaparral Japanese Financing, Caravelle Japanese Financing, and Captain Markos Dual-Fuel Japanese Financing, (collectively, the “Japanese Financings”) that incur interest at a fixed-rate. We have long-term debt related to the BALCAP Facility that incurs interest at a fixed-rate. The Japanese Financings and BALCAP Facility are considered Level 2 items in accordance with the fair value hierarchy and the fair value of each is based on a discounted cash flow analysis using current observable interest rates. The following table summarizes the carrying value and estimated fair value of our fixed rate debt obligations as of:

	June 30, 2023		March 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Corsair Japanese Financing	$33,583,334	$32,074,408	$34,395,834	$33,051,190
Cresques Japanese Financing	26,935,458	27,859,225	27,377,615	27,377,615
Cratis Japanese Financing	44,560,000	41,037,360	45,580,000	42,185,289
Copernicus Japanese Financing	44,560,000	41,037,360	45,580,000	42,185,289
Chaparral Japanese Financing	61,743,435	59,736,224	62,342,859	60,701,217
Caravelle Japanese Financing	46,100,000	41,663,467	46,100,000	42,707,169
Captain Markos Dual-Fuel Japanese Financing	55,160,000	57,202,971	55,790,000	55,790,000
BALCAP Facility	72,182,098	66,959,223	74,096,125	69,032,167

13. Earnings Per Share (“EPS”)

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

The calculations of basic and diluted EPS for the periods presented are as follows:

	Three months ended
(In U.S. dollars except share data)	June 30, 2023	June 30, 2022
Numerator:
Net income	$51,721,137	$24,847,720
Denominator:
Basic weighted average number of common shares outstanding	40,137,687	39,898,485
Effect of dilutive restricted stock and restricted stock units	241,148	226,220
Diluted weighted average number of common shares outstanding	40,378,835	40,124,705
EPS:
Basic	$1.29	$0.62
Diluted	$1.28	$0.62

No shares of unvested restricted stock were excluded from the calculation of diluted EPS for the three months ended June 30, 2023 and 2022.

14.  Commitments and Contingencies

Commitments under Contracts to Drydock Certain VLGCs and for Scrubbers Purchases

We had contractual commitments related to contracts to drydock certain VLGCs and for scrubbers to reduce sulfur emissions as follows:

June 30, 2023
Less than one year	$4,254,526

Time Charter-in

We had the following time charter-in commitments relating to VLGCs:

June 30, 2023
Less than one year	$11,855,833
One to three years	21,600,000
Three to five years	21,600,000
Thereafter	21,600,000
Total	$76,655,833

The time charter-in commitments as of June 30, 2023, relate to (i) one newbuilding dual-fuel Panamax LPG vessel that we previously entered into an agreements to time-charter in for a period of seven years with purchase options beginning in year seven, that was delivered to us on July 10, 2023; (ii) a less than one-year time chartered in VLGC that is scheduled to expire during the three months ended September 30, 2023; and (iii) excludes operating lease liabilities related to VLGCs that are recorded on the unaudited interim condensed consolidated balance sheets as of June 30, 2023.

Fixed Time Charter Contracts

We had the following future minimum fixed time charter hire receipts based on non-cancelable long-term fixed time charter contracts:

June 30, 2023
Less than one year	$21,060,000
One to three years	4,522,986
Total	$25,582,986

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

15. Subsequent Events

Vessel Delivery

On July 10, 2023, we took delivery of the 2023-built dual-fuel Panamax VLGC Cristobal on time charter for seven years with two consecutive one-year charterer’s option periods, for up to an aggregate of nine years, and purchase options in the Company’s favor in years seven through nine.

Cougar Japanese Financing

On July 21, 2023, we agreed to an addendum to the Cougar Japanese Financing’s bareboat charter agreement that will become effective on August 21, 2023. The terms of the addendum include a switch from a floating interest rate of three-month SOFR plus a margin to a fixed interest rate of 6.34%.

Dividend

On July 27, 2023, we announced that our Board of Directors declared an irregular cash dividend of $1.00 per share of the Company’s common stock, returning $40.4 million of capital to shareholders. The dividend is payable on or about September 6, 2023 to all shareholders of record as of the close of business on August 10, 2023.

This is an irregular dividend. All declarations of dividends are subject to the determination and discretion of our Board of Directors based on its consideration of various factors, including our results of operations, financial condition, level of indebtedness, anticipated capital requirements, contractual restrictions, restrictions in our debt agreements, restrictions under applicable law, our business prospects and other factors that our Board of Directors may deem relevant.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under “Item 1A. Risk Factors” herein and in our Annual Report on Form 10-K for the year ended March 31, 2023, our actual results may differ materially from those anticipated in these forward-looking statements. Please also see the section entitled “Forward-Looking Statements” included in this quarterly report.

Overview

We are a Marshall Islands corporation headquartered in the United States and primarily focused on owning and operating VLGCs, each with a cargo-carrying capacity of greater than 80,000 cbm, in the LPG shipping industry. Our founding executives have managed vessels in the LPG shipping market since 2002. Our fleet currently consists of twenty-six VLGC carriers, including one dual-fuel 84,000 cbm ECO-design VLGC, or our Dual-fuel ECO VLGC; nineteen fuel-efficient 84,000 cbm ECO-design VLGCs, or our ECO VLGCs; one 82,000 cbm modern VLGC; three time chartered-in dual fuel Panamax size VLGCs; and two time chartered-in ECO VLGCs. The twenty-six VLGCs in our fleet, including the five time chartered-in vessels, as of July 27, 2023, have an aggregate carrying capacity of approximately 2.2 million cbm and an average age of 6.9 years. Currently, fourteen of our ECO VLGCs, including one of our time chartered-in ECO-VLGCs, are fitted with exhaust gas cleaning systems (commonly referred to as “scrubbers”) to reduce sulfur emissions. An additional two of our technically-managed VLGCs have contractual commitments to be equipped with scrubbers with installation expected to be completed on one of the vessels during our fiscal year 2024 and one during our fiscal year 2025. Vessels fitted with scrubbers allow us to reduce our emissions and to burn less refined fuel, which is frequently cheaper than more refined, lower sulfur grades. When the cost of more refined fuel exceeds that of less refined fuel, we are typically able to earn a higher TCE for spot voyages and to potentially contract time charters at higher rates compared to vessels without scrubbers.

On April 1, 2015, Dorian and Phoenix began operations of the Helios Pool, which entered into pool participation agreements for the purpose of establishing and operating, as charterer, under a variable rate time charter to be entered into with owners or disponent owners of VLGCs, a commercial pool of VLGCs whereby revenues and expenses are shared. The vessels entered into the Helios Pool may operate either in the spot market, pursuant to contracts of affreightment, or COAs, or on time charters of two years' duration or less. As of July 27, 2023, twenty-four of our twenty-six VLGCs were employed in the Helios Pool, including our five time chartered-in VLGCs.

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

Recent Developments

Vessel Delivery

On July 10, 2023, we took delivery of the 2023-built dual-fuel Panamax VLGC Cristobal on time charter for seven years with two consecutive one-year charterer’s option periods, for up to an aggregate of nine years, containing Company purchase options in years seven through nine.

Cougar Japanese Financing

On July 21, 2023, we agreed to an addendum to the Cougar Japanese Financing’s bareboat charter agreement that will become effective on August 21, 2023. The terms of the addendum include a switch from a floating interest rate of three-month SOFR plus a margin to a fixed interest rate of 6.34%.

Dividend

On July 27, 2023, we announced that our Board of Directors declared an irregular cash dividend of $1.00 per share of the Company’s common stock, returning $40.4 million of capital to shareholders. The dividend is payable on or about September 6, 2023 to all shareholders of record as of the close of business on August 10, 2023.

This is an irregular dividend. All declarations of dividends are subject to the determination and discretion of our Board of Directors based on its consideration of various factors, including our results of operations, financial condition, level of indebtedness, anticipated capital requirements, contractual restrictions, restrictions in our debt agreements, restrictions under applicable law, our business prospects and other factors that our Board of Directors may deem relevant.

Our Fleet

The following table sets forth certain information regarding our fleet as of July 27, 2023.

					Scrubber		Time
	Capacity			ECO	Equipped		Charter-Out
	(Cbm)	Shipyard	Year Built	Vessel(1)	or Dual-Fuel	Employment	Expiration(2)
Dorian VLGCs
Captain John NP	82,000	Hyundai	2007	—	—	Pool(4)	—
Comet	84,000	Hyundai	2014	X	S	Pool(4)	—
Corsair(3)	84,000	Hyundai	2014	X	S	Time Charter(6)	Q4 2024
Corvette	84,000	Hyundai	2015	X	S	Pool(4)	—
Cougar(3)	84,000	Hyundai	2015	X	—	Pool-TCO(5)	Q1 2025
Concorde	84,000	Hyundai	2015	X	S	Time Charter(7)	Q1 2024
Cobra	84,000	Hyundai	2015	X	—	Pool(4)	—
Continental	84,000	Hyundai	2015	X	—	Pool-TCO(5)	Q4 2023
Constitution	84,000	Hyundai	2015	X	S	Pool(4)	—
Commodore	84,000	Hyundai	2015	X	—	Pool-TCO(5)	Q1 2024
Cresques(3)	84,000	Daewoo	2015	X	S	Pool-TCO(5)	Q2 2025
Constellation	84,000	Hyundai	2015	X	S	Pool(4)	—
Cheyenne	84,000	Hyundai	2015	X	S	Pool-TCO(5)	Q4 2023
Clermont	84,000	Hyundai	2015	X	S	Pool-TCO(5)	Q4 2023
Cratis(3)	84,000	Daewoo	2015	X	S	Pool(4)	—
Chaparral(3)	84,000	Hyundai	2015	X	—	Pool-TCO(5)	Q2 2025
Copernicus(3)	84,000	Daewoo	2015	X	S	Pool(4)	—
Commander	84,000	Hyundai	2015	X	S	Pool(4)	—
Challenger	84,000	Hyundai	2015	X	S	Pool-TCO(5)	Q3 2026
Caravelle(3)	84,000	Hyundai	2016	X	—	Pool(4)	—
Captain Markos(3)	84,000	Kawasaki	2023	X	DF	Pool(4)	—
Total	1,762,000

Time chartered-in VLGCs
Future Diamond(8)	80,876	Hyundai	2020	X	S	Pool(4)	—
Astomos Venus(9)	83,309	Mitsubishi	2016	X	—	Pool(4)	—
HLS Citrine(10)	86,090	Hyundai	2023	X	DF	Pool(4)	—
HLS Diamond(11)	86,090	Hyundai	2023	X	DF	Pool(4)	—
Cristobal(12)	86,980	Hyundai	2023	X	DF	Pool(4)	—

(1)	Represents vessels with very low revolutions per minute, long-stroke, electronically controlled engines, larger propellers, advanced hull design, and low friction paint.

(2)	Represents calendar year quarters.

(3)	Operated pursuant to a bareboat chartering agreement. See Note 6 to our unaudited interim condensed consolidated financial statements included herein.

(4)	“Pool” indicates that the vessel operates in the Helios Pool on a voyage charter with a third party and we receive a portion of the pool profits calculated according to a formula based on the vessel’s pro rata performance in the pool.

(5)	“Pool-TCO” indicates that the vessel is operated in the Helios Pool on a time charter out to a third party and we receive a portion of the pool profits calculated according to a formula based on the vessel’s pro rata performance in the pool.

(6)	Currently on a time charter with an oil major that began in November 2019.

(7)	Currently on time charter with a major oil company that began in March 2019.

(8)	Currently time chartered-in to our fleet with an expiration during the first calendar quarter of 2025.

(9)	Currently time chartered-in to our fleet with an expiration during the third calendar quarter of 2023.

(10)	Vessel has a Panamax beam and is currently time chartered-in to our fleet with an expiration during the first calendar quarter of 2030 and purchase options beginning in year seven.

(11)	Vessel has a Panamax beam and is currently time chartered-in to our fleet with an expiration during the first calendar quarter of 2030 and purchase options beginning in year seven.

(12)	Vessel has a Panamax beam and shaft generator and is currently time chartered-in to our fleet with an expiration during the third calendar quarter of 2030 and purchase options beginning in year seven.

Results of Operations – For the three months ended June 30, 2023 as compared to the three months ended June 30, 2022

Revenues

The following table compares our revenues for the three months ended June 30:

			Increase /	Percent
	2023	2022	(Decrease)	Change
Net pool revenues—related party	$104,386,551	$70,171,001	$34,215,550	48.8%
Time charter revenues	6,423,472	6,241,915	181,557	2.9%
Other revenues, net	752,884	410,806	342,078	83.3%
Total	$111,562,907	$76,823,722	$34,739,185	45.2%

Revenues, which represent net pool revenues—related party, time charters and other revenues, net, were $111.6 million for the three months ended June 30, 2023, an increase of $34.8 million, or 45.2%, from $76.8 million for the three months ended June 30, 2022 primarily due to an increase in average TCE rates, fleet utilization, and fleet size. Average TCE rates increased by $11,548 per operating day from $39,608 for the three months ended June 30, 2022 to $51,156 for the three months ended June 30, 2023, primarily due to higher spot rates and lower bunker prices. The Baltic Exchange Liquid Petroleum Gas Index, an index published daily by the Baltic Exchange for the spot market rate for the benchmark Ras Tanura-Chiba route (expressed as U.S. dollars per metric ton), averaged $95.729 during the three months ended June 30, 2023 compared to an average of $76.175 for the three months ended June 30, 2022. The average price of very low sulfur fuel oil (expressed as U.S. dollars per metric ton) from Singapore and Fujairah decreased from $955 during the three months ended June 30, 2022, to $584 during the three months ended June 30, 2023. Our fleet utilization increased from 95.9% during the three months ended June 30, 2022 to 98.0% during the three months ended June 30, 2023. Our available days increased from 2,002 for the three months ended June 30, 2022 to 2,219 for the three months ended June 30, 2023 due to three additional vessels in our fleet.

Charter Hire Expenses

Charter hire expenses for the vessels chartered in from third parties were $10.5 million and $5.4 million for the three months ended June 30, 2023 and 2022, respectively. The increase of $5.1 million, or 95.2%, was mainly caused by an increase in the number of chartered-in days from 182 for the three months ended June 30, 2022 to 364 for the three months ended June 30, 2023, partially offset by a slight decrease in the average cost per day.

Vessel Operating Expenses

Vessel operating expenses were $19.8 million during the three months ended June 30, 2023, or $10,383 per vessel per calendar day, which is calculated by dividing vessel operating expenses by calendar days for the relevant time-period for the technically-managed vessels that were in our fleet. The increase of $2.7 million, or 16.3% from $17.1 million for the three months ended June 30, 2022 was partially due an increase in operating expenses per vessel per calendar day along with an increase of calendar days for our fleet from 1,820 during the three months ended June 30, 2022 to 1,911 during the three months ended June 30, 2023. The increase in calendar days resulted from the delivery of our dual-fuel VLGC Captain Markos in March 2023. The increase of $1,005 per vessel per calendar day, from $9,378 for the three months ended June 30, 2022 to $10,383 per vessel per calendar day for the three months ended June 30, 2023, was primarily the result of increases of $634 per vessel per calendar day for spares and stores and $369 per vessel per calendar day for repairs and maintenance. Both cost categories were driven by non-capitalizable drydock-related operating expenses totaling $274 per vessel per calendar day.

General and Administrative Expenses

General and administrative expenses were $9.2 million for the three months ended June 30, 2023, a decrease of $0.2 million, or 2.1%, from $9.4 million for the three months ended June 30, 2022. This reduction was driven by a decrease of $0.9 million in cash bonuses resulting from differences in the timing of the approvals of cash bonuses to certain employees in the periods ended June 30, 2023 and 2022. This decrease was partially offset by increases of $0.3 million in employee-related costs and benefits, $0.1 million in stock-based compensation and $0.3 million in other general and administrative expenses for the three months ended June 30, 2023.

Interest and Finance Costs

Interest and finance costs amounted to $10.4 million for the three months ended June 30, 2023, an increase of $2.4 million, or 30.7%, from $8.0 million for the three months ended June 30, 2022. The increase of $2.4 million during this period was mainly due to an increase of $3.1 million in interest incurred on our long-term debt and a reduction of $0.2 million in capitalized interest, partially offset by reductions of $0.6 million in amortization of financing costs and $0.3 million in loan expenses. The increase in interest on our long-term debt was driven by an increase in average interest rates due to rising SOFR on our floating-rate long-term debt, partially offset by a decrease in average indebtedness, excluding deferred financing fees, from $687.9 million for the three months ended June 30, 2022 to $658.2 million for the three months ended June 30, 2023. As of June 30, 2023, the outstanding balance of our long-term debt, net of deferred financing fees of $5.9 million, was $644.4 million.

Unrealized Gain on Derivatives

Unrealized gain on derivatives amounted to $2.9 million for the three months ended June 30, 2023, compared to a gain of $2.5 million for the three months ended June 30, 2022. The $0.4 million swing is attributable to favorable changes in forward SOFR yield curves partially offset by reductions in notional amounts.

Realized Gain/(Loss) on Derivatives

Realized gain on derivatives amounted to $1.8 million for the three months ended June 30, 2023, compared to a realized loss of $0.1 million for the three months ended June 30, 2022. The favorable $1.9 million difference is due to an increase in floating SOFR resulting in the realized gain on our interest rate swaps.

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

(in U.S. dollars, except fleet data)	June 30, 2023	June 30, 2022
Financial Data
Adjusted EBITDA(1)	$74,849,872	$46,871,074
Fleet Data
Calendar days(2)	1,911	1,820
Time chartered-in days(3)	364	182
Available days(4)	2,219	2,002
Operating days(5)(8)	2,175	1,920
Fleet utilization(6)(8)	98.0%	95.9%
Average Daily Results
Time charter equivalent rate(7)(8)	$51,156	$39,608
Daily vessel operating expenses(9)	$10,383	$9,378

(1)	Adjusted EBITDA is an unaudited non-U.S. GAAP measure and represents net income/(loss) before interest and finance costs, unrealized (gain)/loss on derivatives, realized (gain)/loss on interest rate swaps, stock-based compensation expense, impairment, and depreciation and amortization and is used as a supplemental measure by management to assess our financial and operating performance. We believe that adjusted EBITDA assists our management and investors by increasing the comparability of our performance from period to period and management makes business and resource-allocation decisions based on such comparisons. This increased comparability is achieved by excluding the potentially disparate effects between periods of derivatives, interest and finance costs, stock-based compensation expense, impairment, and depreciation and amortization expense, which items are affected by various and possibly changing financing methods, capital structure and historical cost basis and which items may significantly affect net income/(loss) between periods. We believe that including adjusted EBITDA as a financial and operating measure benefits investors in selecting between investing in us and other investment alternatives.

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

The following table sets forth a reconciliation of net income to Adjusted EBITDA (unaudited) for the periods presented:

(in U.S. dollars)	June 30, 2023	June 30, 2022
Net income	$51,721,137	$24,847,720
Interest and finance costs	10,403,849	7,958,554
Unrealized gain on derivatives	(2,859,274)	(2,454,234)
Realized (gain)/loss on interest rate swaps	(1,847,764)	50,384
Stock-based compensation expense	776,607	658,872
Depreciation and amortization	16,655,317	15,809,778
Adjusted EBITDA	$74,849,872	$46,871,074

(2)	We define calendar days as the total number of days in a period during which each vessel in our fleet was owned or operated pursuant to a bareboat charter. Calendar days are an indicator of the size of the fleet over a period and affect both the amount of revenues and the amount of expenses that are recorded during that period.

(3)	We define time chartered-in days as the aggregate number of days in a period during which we time chartered-in vessels from third parties. Time chartered-in days are an indicator of the size of the fleet over a period and affect both the amount of revenues and the amount of charter hire expenses that are recorded during that period.

(4)	We define available days as the sum of calendar days and time chartered-in days (collectively representing our commercially-managed vessels) less aggregate off hire days associated with scheduled maintenance, which include major repairs, drydockings, vessel upgrades or special or intermediate surveys. We use available days to measure the aggregate number of days in a period that our vessels should be capable of generating revenues.

(5)	We define operating days as available days less the aggregate number of days that the commercially-managed vessels in our fleet are off‑hire for any reason other than scheduled maintenance (e.g., commercial waiting, repositioning following drydocking, etc.). We use operating days to measure the number of days in a period that our operating vessels are on hire (refer to 8 below).

(6)	We calculate fleet utilization by dividing the number of operating days during a period by the number of available days during that period. An increase in non-scheduled off-hire days would reduce our operating days, and, therefore, our fleet utilization. We use fleet utilization to measure our ability to efficiently find suitable employment for our vessels.

(7)	Time charter equivalent rate, or TCE rate, is a non-U.S. GAAP measure of the average daily revenue performance of a vessel. TCE rate is a shipping industry performance measure used primarily to compare period‑to‑period changes in a shipping company’s performance despite changes in the mix of charter types (such as time charters, voyage charters) under which the vessels may be employed between the periods and is a factor in management’s business decisions and is useful to investors in understanding our underlying performance and business trends. Our method of calculating TCE rate is to divide revenue net of voyage expenses by operating days for the relevant time period, which may not be calculated the same by other companies. Note that our calculation of TCE includes our portion of the net profit of the Helios Pool, which may also cause our calculation to differ from that of companies which do not account for pooling arrangements as we do.

The following table sets forth a reconciliation of revenues to TCE rate (unaudited) for the periods presented:

(in U.S. dollars, except operating days)	Three months ended
Numerator:	June 30, 2023	June 30, 2022
Revenues	$111,562,907	$76,823,722
Voyage expenses	(298,383)	(775,545)
Time charter equivalent	$111,264,524	$76,048,177

Pool adjustment*	895,272	(514,015)
Time charter equivalent excluding pool adjustment*	$112,159,796	$75,534,162

Denominator:
Operating days	2,175	1,920
TCE rate:
Time charter equivalent rate	$51,156	$39,608
TCE rate excluding pool adjustment*	$51,568	$39,341

*  Adjusted for the effects of reallocations of pool profits in accordance with the pool participation agreements primarily resulting from the actual speed and consumption performance of the vessels operating in the Helios Pool exceeding the originally estimated speed and consumption levels.

(8)	We determine operating days for each vessel based on the underlying vessel employment, including our vessels in the Helios Pool, or the Company Methodology. If we were to calculate operating days for each vessel within the Helios Pool as a variable rate time charter, or the Alternate Methodology, our operating days and fleet utilization would be increased with a corresponding reduction to our TCE rate. Operating data using both methodologies is as follows:

	Three months ended
Company Methodology:	June 30, 2023	June 30, 2022
Operating Days	2,175	1,920
Fleet Utilization	98.0%	95.9%
Time charter equivalent rate	$51,156	$39,608

Alternate Methodology:
Operating Days	2,218	1,988
Fleet Utilization	100.0%	99.3%
Time charter equivalent rate	$50,164	$38,254

We believe that the Company Methodology using the underlying vessel employment provides more meaningful insight into market conditions and the performance of our vessels.

(9)	Daily vessel operating expenses are calculated by dividing vessel operating expenses by calendar days for the relevant time period.

Liquidity and Capital Resources

Our business is capital intensive, and our future success depends on our ability to maintain a high-quality fleet. As of June 30, 2023, we had cash and cash equivalents of $155.5 million and non-current restricted cash of $0.1 million.

Our primary sources of capital during the three months ended June 30, 2023 were $63.3 million in cash generated from operations. As of June 30, 2023, the outstanding balance of our long-term debt, net of deferred financing fees of $5.9 million, was $644.4 million including $53.2 million of principal on our long-term debt scheduled to be repaid within the next twelve months.

Operating expenses, including expenses to maintain the quality of our vessels in order to comply with international shipping standards and environmental laws and regulations, the funding of working capital requirements, long-term debt repayments, financing costs, commitments for drydocking and scrubbers represent our short-term, medium-term and long-term liquidity needs as of June 30, 2023. We anticipate satisfying our liquidity needs for at least the next twelve months with cash on hand and cash from operations. We may also seek additional liquidity by drawing down our $20.0 million senior secured revolving credit facility or through alternative sources of debt financings and/or through equity financings by way of private or public offerings. However, if these sources are insufficient to satisfy our short-term liquidity needs, or to satisfy our future medium-term or long-term liquidity needs, we may need to seek alternative sources of financing and/or modifications of our existing credit facility and financing arrangements. There is no assurance that we will be able to obtain any such financing or modifications to our existing credit facility and financing arrangements on terms acceptable to us, or at all.

On February 2, 2022, our Board of Directors authorized the repurchase of up to $100.0 million of our common shares (the “2022 Common Share Repurchase Authority”). Under these authorizations, when in force, purchases were and may be made at our discretion in the form of open market repurchase programs, privately negotiated transactions, accelerated share repurchase programs or a combination of these methods. The actual amount and timing of share repurchases are subject to capital availability, our determination that share repurchases are in the best interests of our shareholders, and market conditions. As of June 30, 2023, our total purchases under the 2022 Common Share Repurchase Authority totaled 50,000 shares for an aggregate consideration of $0.7 million. We are not obligated to make any common share repurchases.

On April 26, 2023, we announced that our Board of Directors declared an irregular cash dividend of $1.00 per share of our common stock to all shareholders of record as of the close of business on May 8, 2023, totaling $40.4 million. We paid $40.1 million on May 22, 2023 with the remaining $0.3 million deferred until certain shares of restricted stock vest.

On June 15, 2023, we paid $0.4 million of dividends that were deferred until the vesting of certain restricted stock.

On July 27, 2023, we announced that our Board of Directors declared an irregular cash dividend of $1.00 per share of the Company’s common stock, returning $40.4 million of capital to shareholders. The dividend is payable on or about September 6, 2023 to all shareholders of record as of the close of business on August 10, 2023.

These were irregular dividends. All declarations of dividends are subject to the determination and discretion of our Board of Directors based on its consideration of various factors, including our results of operations, financial condition, level of indebtedness, anticipated capital requirements, contractual restrictions, restrictions in our debt agreements, restrictions under applicable law, our business prospects and other factors that our Board of Directors may deem relevant. Our dividend policy will also impact our future liquidity position. Marshall Islands law generally prohibits the payment of dividends other than from surplus or while a company is insolvent or would be rendered insolvent by the payment of such a dividend.

On June 12, 2023, we agreed to an addendum to the Cresques Japanese Financing’s bareboat charter agreement that became effective on June 20, 2023. The terms of the addendum include a switch from a floating interest rate of one-month SOFR plus a margin to a fixed interest rate of 6.55448%.

On June 12, 2023, we agreed to an addendum to the Captain Markos Dual-Fuel Japanese Financing’s bareboat charter agreement that became effective on June 30, 2023. The terms of the addendum include a switch from a floating interest rate of one-month SOFR plus a margin to a fixed interest rate of 6.38948%.

On July 21, 2023, we agreed to an addendum to the Cougar Japanese Financing’s bareboat charter agreement that became effective on August 21, 2023. The terms of the addendum include a switch from a floating interest rate of three-month SOFR plus a margin to a fixed interest rate of 6.34%.

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

Cash Flows

The following table summarizes our cash and cash equivalents provided by/(used in) operating, financing and investing activities for the three months ended June 30:

	June 30, 2023	June 30, 2022
Net cash provided by operating activities	$63,265,349	$34,094,374
Net cash used in investing activities	(2,344,946)	(6,827,227)
Net cash used in financing activities	(54,052,986)	(108,259,342)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	$6,751,315	$(81,245,029)

Operating Cash Flows.  Net cash provided by operating activities for the three months ended June 30, 2023 was $63.3 million, compared to $34.1 million for the three months ended June 30, 2022. The increase in cash generated from operations of $29.2 million is primarily related to an increase in cash flows from operating profits (refer to Results of Operations – For the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, for drivers of changes in revenues and expenses for the applicable periods).

Net cash flow from operating activities depends upon our overall profitability, market rates for vessels employed on voyage charters and in the Helios Pool, charter rates agreed to for time charters, the timing and amount of payments for drydocking expenditures and unscheduled repairs and maintenance, fluctuations in working capital balances and bunker costs.

Investing Cash Flows.  Net cash used in investing activities was $2.3 million for the three months ended June 30, 2023 compared with net cash used in investing activities of $6.8 million for the three months ended June 30, 2022. For the three months ended June 30, 2023, net cash used in investing activities was comprised of $2.3 million of capital expenditure payments for vessel capital expenditures. For the three months ended June 30, 2022, net cash used in investing activities was comprised of $8.8 million of capital expenditure payments for vessels and vessels under construction, partially offset by $2.0 million in proceeds from the sale of investment securities.

Financing Cash Flows.  Net cash used in financing activities was $54.1 million for the three months ended June 30, 2023, compared with $108.3 million for the three months ended June 30, 2022. For the three months ended June 30, 2023, net cash used in financing activities primarily consisted of (i) dividend payments of $40.5 million; (ii) repayments of long-term debt of $13.2 million; and (iii) payments to repurchase common stock of $0.3 million.

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

As our vessels age and our fleet expands, our drydocking expenses will increase. We estimate the current cash outlay for a VLGC special survey to be approximately $1.0 million per vessel (excluding any capital improvements, such as scrubbers and ballast water management systems) to the vessel that may be made during such drydockings and the cost of an intermediate survey to be between $100,000 and $200,000 per vessel. Ongoing costs for compliance with environmental regulations are primarily included as part of our drydocking and classification society survey costs. In order to comply with the International Maritime Organization mandated reductions in sulfur emissions that came into effect January 1, 2020, we have installed scrubbers on thirteen of our vessels and have one chartered-in scrubber-equipped vessel, which allows us to burn heavy fuel oil. Our other non-dual fuel vessels currently consume compliant fuels on board (0.5% sulfur), which are readily available globally, but at a significantly higher cost. We have entered into contracts to purchase scrubbers on an additional two of our ECO VLGCs and we have contractual commitments for scrubber purchases of $1.7 million as of June 30, 2023. We also have one newbuilding dual-fuel VLGC and three chartered-in dual-fuel vessels that have the capability to burn LPG as fuel, which we believe provides an economic benefit over traditional fuel. Please see "Item 1A. Risk Factors—Risks Relating to Our Company—We may incur increasing costs for the drydocking, maintenance or replacement of our vessels as they age, and, as our vessels age, the risks associated with older vessels could adversely affect our ability to obtain profitable charters” in our Annual Report on Form 10-K for the year ended March 31, 2023.

Debt Agreements

For information relating to our secured term loan facilities, refer to Note 9 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2023 and Note 6 to our unaudited interim condensed consolidated financial statements for June 30, 2023 included herein.

Off-Balance Sheet Arrangements

We currently do not have any off‑balance sheet arrangements.

Critical Accounting Estimates

The following is an update to the Critical Accounting Estimates set forth in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended March 31, 2023.

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

As of June 30, 2023, independent appraisals of our commercially and technically-managed VLGCs in our fleet had no indications of impairment on any of our VLGCs in accordance with ASC 360 Property, Plant, and Equipment. No impairment charges were recognized for June 30, 2023.

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

Interest Rate Risk

The LPG shipping industry is capital intensive, requiring significant amounts of investment. Much of this investment is provided in the form of long-term debt. Certain of our debt agreements and certain Japanese financings as described in Note 6 to our unaudited interim condensed consolidated financial statements contain interest rates that fluctuate with SOFR. We have entered into interest rate swap agreements to hedge exposure to fluctuations of interest rate risk associated with our 2022 Debt Facility. We have hedged $176.0 million of amortizing principal of the 2022 Debt Facility as of June 30, 2023 and thus increasing interest rates could adversely impact our future earnings due to additional interest expense on our unhedged debt. For the 12 months following June 30, 2023, a hypothetical increase or decrease of 20 basis points in the underlying SOFR rates would result in an increase or decrease of our interest expense on all of our non-hedged interest-bearing debt by $0.2 million assuming all other variables are held constant.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2023. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those internal control systems determined to be effective can provide only a level of reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common shares. The following is an update to the risk factors that may cause actual results to differ materially from those anticipated as set forth in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2023.

New environmental regulations stipulated by the International Maritime Organization could lead to additional costs of our operations and adversely affect our business.

On July 7, 2023, at the Marine Environmental Protection Committee’s (“MEPC”) 80th session, the MEPC adopted the 2023 IMO Strategy on Reduction of GHG Emissions from Ships, which, in part, includes (A) enhanced targets to reach net-zero greenhouse gas (“GHG”) emissions close to 2050; (B) a targeted uptake in use of zero or near-zero GHG emissions technologies and fuels to represent at least 5% (striving for 10%) of the energy used by international shipping by 2030; and (C) indicative check-points to reach net-zero GHG emissions from international shipping, with targets to reduce the total annual GHG emissions from international shipping by (i) at least 20% (striving for 30%) by 2030, as compared to 2008 and (i) at least 70% (striving for 80%) by 2040, as compared to 2008. These regulations may cause us to incur additional substantial expenses in the future and therefore could impact the cost of our operations and adversely affect our business.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The table below sets forth information regarding our purchases of our common shares during the quarterly period ended June 30, 2023:

			Total
			Number of
			Shares
			Purchased as
			Part of	Maximum Dollar
	Total		Publicly	Value of Shares
	Number	Average	Announced	that May Yet Be
	of Shares	Price Paid	Plans or	Purchased Under the
Period	Purchased	Per Share	Programs	Plan or Programs
April 1 to 30, 2023	—	$—	—	$99,250,225
May 1 to 31, 2023	—	—	—	99,250,225
June 1 to 30, 2023	14,198	24.85	—	99,250,225
Total	14,198	$24.85	—	$99,250,225

Purchases of our common shares during the quarterly period ended June 30, 2023 represent common shares reacquired in satisfaction of tax withholding obligations upon vesting of employee restricted equity awards.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2023, and as of June 30, 2023, no director or officer (as defined under Exchange Act Rule 16a-1(f)) of the Company has adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement”, as defined under Item 408(a) of Regulation S-K.

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

Dorian LPG Ltd.
(Registrant)

Date: August 1, 2023	/s/ John C. Hadjipateras
John C. Hadjipateras
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 1, 2023	/s/ Theodore B. Young
Theodore B. Young
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)