Form 10-Q
period 2023-09-30
DORIAN LPG LTD.
filed 2023-11-02
CIK 1596993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of October 26, 2023, there were 40,607,892 shares of the registrant’s common stock outstanding.

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

These risks include the risks that are identified in the “Risk Factors” section of this quarterly report and of our Annual Report on Form 10-K for the fiscal year ended March 31, 2023, and also include, among others, risks associated with the following:

●	our future operating or financial results;

●	our business strategies, including with respect to acquisitions and chartering, and expected capital spending or operating expenses, as well as any difficulty we may have in managing planned growth properly;

●	the strength of world economies;

●	shipping trends, including changes in charter rates applicable to alternative propulsion technologies, exhaust gas cleaning system (commonly referred to as a “scrubber”) equipped and non-scrubber equipped vessels, scrapping rates and vessel and other asset values;

●	changes in trading patterns that impact tonnage requirements, including without limitation, the current war in Ukraine and the armed conflict in Israel and Gaza;

●	compliance with laws, treaties, rules, regulations and policies (including amendments or other changes thereto) applicable to the liquefied petroleum gas, or LPG, shipping industry, including, without limitation, legislation adopted by international organizations such as the International Maritime Organization and the European Union or by individual countries, as well as the impact and costs of our compliance with, and the potential of liability under, such laws, treaties, rules, regulations and policies;

●	investors’, banks’, counterparties’ and other stakeholders’ increasing emphasis on environmental and safety concerns and increasing scrutiny and changing expectations with respect to public company Environmental, Social and Governance (ESG) policies and costs related to compliance with ESG measures;

●	general economic conditions and specific economic conditions in the oil and natural gas industry and the countries and regions where LPG is produced and consumed, including the impact of central bank policies, intended to combat inflation and rising interest rates, on the demand for LPG;

●	completion of infrastructure projects to support marine transportation of LPG, including export terminals and pipelines;

●	factors affecting supply of and demand for LPG including propane, butane, isobutane, propylene and mixtures of these gases, LPG shipping, and LPG vessels, including, among other things: the production levels, price and worldwide consumption and storage of oil, refined petroleum products and natural gas, including production from United States shale fields; any oversupply of or limited demand for LPG vessels comparable to ours or higher specification vessels; trade conflicts and the imposition of tariffs or otherwise on LPG resulting from domestic and international political and geopolitical conditions, including the ongoing conflict between Russia and Ukraine and the developments in the Middle East, including the armed conflict in Israel and Gaza; and shifts in consumer demand from LPG towards other energy sources;

●	any decrease in the value of the charter-free market values of our vessels or reduction in our charter hire rates and profitability associated with such vessels as a result of increase in the supply of or decrease in the demand for LPG, LPG shipping or LPG vessels;

●	business disruptions, including supply chain issues, due to damage to storage or receiving facilities, or natural disasters;

●	greater than anticipated levels of LPG vessel newbuilding orders or lower than anticipated rates of LPG vessel scrapping;

●	the aging of the Company’s fleet which could result in increased operating costs, impairment or loss of hire;

●	our ability to profitably employ our vessels, including vessels participating in the Helios Pool (defined below);

●	unavailability of spot charters and the volatility of prevailing spot market charter rates, which may affect our ability to realize the expected benefits from our time chartered-in vessels, including those in the Helios Pool;

●	failure of our charterers or other counterparties to meet their obligations under our charter agreements;

●	shareholders’ reliance on us to enforce our rights against contract counterparties;

●	competition in the LPG shipping industry, including our ability to compete successfully for future chartering opportunities and newbuilding opportunities (if any);

●	future purchase prices of newbuildings and secondhand vessels and timely deliveries of such vessels (if any) and, relatedly, the risks associated with the purchase of second-hand vessels;

●	the performance of the Helios Pool, including the failure of its significant customers to perform their obligations and the loss or reduction in business from its significant customers (or if the same were to occur with respect to our significant customers);

●	the availability of (and our ability to obtain such) financing and capital to refinance existing indebtedness and to fund capital expenditures, acquisitions and other general corporate purposes, the terms of such financing or capital and our ability to comply with the restrictions and other covenants set forth in our existing and future debt agreements and financing arrangements (and our ability to repay or refinance our existing debt and settling of interest rate swaps, if any);

●	our costs, including crew wages, insurance, provisions, repairs and maintenance, general and administrative expenses, drydocking, and bunker prices, as applicable;

●	any inability to retain and recruit qualified key executives, key employees, key consultants or skilled workers and, relatedly, our dependence on key personnel and the availability of skilled workers, and the related labor costs, including as a result of the ongoing conflict between Russia and Ukraine;

●	the potential difference in interests between or among certain of our directors, officers, key executives and shareholders;

●	quality and efficiency requirements from customers and developments regarding the technologies relating to oil exploration and the effects of and our ability to implement new products and new technology available in our industry, including with respect to equipment propulsion and overall vessel efficiency, including the reduction of traditional emissions;

●	potential new environmental regulations and restrictions in respect of decarbonization, whether at a global level stipulated by the International Maritime Organization, including the recently adopted strategy to reduce greenhouse gas emissions in international shipping by the Marine Environment Protection Committee at its 80th session in July 2023, or imposed by regional or national authorities, affecting fuel costs, vessel speeds, equipment requirements or other alterations or adjustments, including the installation of Engine Power Limitation (EPL) systems, that could impose additional costs of operations on our business;

●	operating hazards in the maritime transportation industry, and catastrophic events, including accidents, political events, public health threats (including the outbreak of communicable diseases), international hostilities and instability, armed conflict, piracy, attacks on vessels or other petroleum-related infrastructures and acts by terrorists, which may cause potential disruption of shipping routes;

●	the length and severity of epidemics and other public health concerns, including any impact on the demand for commercial seaborne transportation of LPG, supply chain disruptions and the condition of financial markets and the potential associated impacts to our global operations;

●	business disruptions due to natural disasters or adverse weather outside of or control;

●	the adequacy of our insurance coverage in the event of a catastrophic event;

●	the failure to protect our information systems against security breaches, or the failure or unavailability of these systems for a significant period;

●	the arresting or attachment of one or more of our vessels by maritime claimants;

●	compliance with and changes to governmental, tax, environmental and safety laws and regulations, which may add to our costs or the costs of our customers;

●	fluctuations in currencies, foreign exchange rates, and interest rates including, but not limited to, the Secured Overnight Financing Rate (“SOFR”);

●	compliance with the United States Foreign Corrupt Practices Act of 1977, the United Kingdom Bribery Act 2010, or other applicable regulations relating to bribery;

●	the volatility of the price of shares of our common stock (our “common shares”) and future sales of our common shares;

●	our incorporation under the laws of the Republic of the Marshall Islands and the different rights to relief that may be available compared to other countries, including the United States;

●	congestion at or blockages of ports or canals, including drought conditions at the Panama Canal;

●	any developments in the existing Panama Canal transportation structure as a result of the study announced by the Panamanian government and Energy Transfer LP to analyze the prospects of building an LPG pipeline, potentially running beside the existing Panama Canal and linking the Atlantic Ocean with the Pacific Ocean;

●	if we are required to pay tax on U.S. source income;

●	if we are treated as a “passive foreign investment company”; and

●	other factors detailed in this report and from time to time in our periodic reports.

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

Dorian LPG Ltd.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dorian LPG Ltd.

Unaudited Condensed Consolidated Balance Sheets

(Expressed in United States Dollars, except for share data)

	As of	As of
	September 30, 2023	March 31, 2023
Assets
Current assets
Cash and cash equivalents	$192,044,128	$148,797,232
Trade receivables, net and accrued revenues	1,010,622	3,282,256
Due from related parties	65,985,317	73,070,095
Inventories	2,684,640	2,642,395
Prepaid expenses and other current assets	15,684,776	8,507,007
Total current assets	277,409,483	236,298,985
Fixed assets
Vessels, net	1,238,427,422	1,263,928,605
Other fixed assets, net	—	48,213
Total fixed assets	1,238,427,422	1,263,976,818
Other non-current assets
Deferred charges, net	12,278,747	8,367,301
Derivative instruments	13,698,413	9,278,544
Due from related parties—non-current	25,300,000	20,900,000
Restricted cash—non-current	74,519	76,418
Operating lease right-of-use assets	207,234,723	158,179,398
Available-for-sale securities	9,518,211	11,366,838
Other non-current assets	83,418	469,227
Total assets	$1,784,024,936	$1,708,913,529
Liabilities and shareholders’ equity
Current liabilities
Trade accounts payable	$12,451,265	$10,807,376
Accrued expenses	5,095,067	5,637,725
Due to related parties	17,397	168,793
Deferred income	2,316,452	208,558
Current portion of long-term operating lease liabilities	31,471,560	23,407,555
Current portion of long-term debt	53,324,694	53,110,676
Dividends payable	640,770	1,255,861
Total current liabilities	105,317,205	94,596,544
Long-term liabilities
Long-term debt—net of current portion and deferred financing fees	578,167,289	604,256,670
Long-term operating lease liabilities	175,777,685	134,782,483
Other long-term liabilities	1,453,542	1,431,510
Total long-term liabilities	755,398,516	740,470,663
Total liabilities	860,715,721	835,067,207
Commitments and contingencies	—	—
Shareholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued nor outstanding	—	—
Common stock, $0.01 par value, 450,000,000 shares authorized, 51,955,408 and 51,630,593 shares issued, 40,607,892 and 40,382,730 shares outstanding (net of treasury stock), as of September 30, 2023 and March 31, 2023, respectively	519,554	516,306
Additional paid-in-capital	769,336,449	764,383,292
Treasury stock, at cost; 11,347,516 and 11,247,863 shares as of September 30, 2023 and March 31, 2023, respectively	(125,670,534)	(122,896,838)
Retained earnings	279,123,746	231,843,562
Total shareholders’ equity	923,309,215	873,846,322
Total liabilities and shareholders’ equity	$1,784,024,936	$1,708,913,529

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dorian LPG Ltd.

Unaudited Condensed Consolidated Statements of Operations

(Expressed in United States Dollars)

	Three months ended		Six months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Revenues
Net pool revenues—related party	$137,851,402	$70,585,169	$242,237,953	$140,756,170
Time charter revenues	6,475,768	5,197,542	12,899,240	11,439,457
Other revenues, net	371,292	185,476	1,124,176	596,282
Total revenues	144,698,462	75,968,187	256,261,369	152,791,909
Expenses
Voyage expenses	1,221,228	1,367,618	1,519,611	2,143,163
Charter hire expenses	12,068,419	5,358,333	22,615,229	10,760,478
Vessel operating expenses	20,977,119	17,554,707	40,819,505	34,622,620
Depreciation and amortization	17,045,919	15,937,420	33,701,236	31,747,198
General and administrative expenses	13,578,648	8,176,031	22,796,785	17,589,170
Total expenses	64,891,333	48,394,109	121,452,366	96,862,629
Other income—related parties	680,950	563,738	1,301,383	1,155,540
Operating income	80,488,079	28,137,816	136,110,386	57,084,820
Other income/(expenses)
Interest and finance costs	(10,314,881)	(11,997,163)	(20,718,730)	(19,955,717)
Interest income	2,030,752	767,211	3,720,972	1,175,489
Unrealized gain on derivatives	1,560,594	3,092,845	4,419,868	5,547,079
Realized gain on derivatives	1,928,217	644,195	3,775,981	593,811
Other gain/(loss), net	819,904	(333,439)	925,325	713,703
Total other income/(expenses), net	(3,975,414)	(7,826,351)	(7,876,584)	(11,925,635)
Net income	$76,512,665	$20,311,465	$128,233,802	$45,159,185

Weighted average shares outstanding:
Basic	40,281,518	40,021,368	40,205,425	39,960,262
Diluted	40,405,417	40,159,117	40,388,380	40,142,493

Earnings per common share—basic	$1.90	$0.51	$3.19	$1.13
Earnings per common share—diluted	$1.89	$0.51	$3.18	$1.12

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dorian LPG Ltd.

Unaudited Condensed Consolidated Statements of Shareholders’ Equity

(Expressed in United States Dollars, except for number of shares)

	Number of			Additional
	common	Common	Treasury	paid-in	Retained
	shares	stock	stock	capital	Earnings	Total
Balance, April 1, 2022	51,321,695	$513,217	$(121,226,936)	$760,105,994	$280,759,140	$920,151,415
Net income for the period	—	—	—	—	24,847,720	24,847,720
Restricted share award issuances	15,750	158	—	(158)	—	—
Dividend ($2.50 per common share)	—	—	—	—	(100,337,605)	(100,337,605)
Stock-based compensation	—	—	—	658,872	—	658,872
Purchase of treasury stock	—	—	(971,067)	—	—	(971,067)
Balance, June 30, 2022	51,337,445	$513,375	$(122,198,003)	$760,764,708	$205,269,255	$844,349,335
Net income for the period	—	—	—	—	20,311,465	20,311,465
Restricted share award issuances	240,751	2,408	—	(2,408)	—	—
Dividend ($1.00 per common share)	—	—	—	—	(40,332,833)	(40,332,833)
Stock-based compensation	—	—	—	1,740,328	—	1,740,328
Purchase of treasury stock	—	—	(698,835)	—	—	(698,835)
Balance, September 30, 2022	51,578,196	$515,783	$(122,896,838)	$762,502,628	$185,247,887	$825,369,460

	Number of			Additional
	common	Common	Treasury	paid-in	Retained
	shares	stock	stock	capital	Earnings	Total
Balance, April 1, 2023	51,630,593	$516,306	$(122,896,838)	$764,383,292	$231,843,562	$873,846,322
Net income for the period	—	—	—	—	51,721,137	51,721,137
Restricted share award issuances	23,750	238	—	(238)	—	—
Dividend ($1.00 per common share)	—	—	—	—	(40,382,730)	(40,382,730)
Stock-based compensation	—	—	—	776,607	—	776,607
Purchase of treasury stock	—	—	(352,627)	—	—	(352,627)
Balance, June 30, 2023	51,654,343	$516,544	$(123,249,465)	$765,159,661	$243,181,969	$885,608,709
Net income for the period	—	—	—	—	76,512,665	76,512,665
Restricted share award issuances	301,065	3,010	—	(3,010)	—	—
Dividend ($1.00 per common share)	—	—	—	—	(40,570,888)	(40,570,888)
Stock-based compensation	—	—	—	4,179,798	—	4,179,798
Purchase of treasury stock	—	—	(2,421,069)	—	—	(2,421,069)
Balance, September 30, 2023	51,955,408	$519,554	$(125,670,534)	$769,336,449	$279,123,746	$923,309,215

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dorian LPG Ltd.

Unaudited Condensed Consolidated Statements of Cash Flows

(Expressed in United States Dollars)

	Six months ended
	September 30, 2023	September 30, 2022
Cash flows from operating activities:
Net income	$128,233,802	$45,159,185
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,701,236	31,747,198
Amortization of operating lease right-of-use assets	13,565,758	4,911,389
Amortization of financing costs	627,039	4,895,705
Unrealized gain on derivatives	(4,419,868)	(5,547,079)
Stock-based compensation expense	4,956,405	2,399,200
Unrealized foreign currency (gain)/loss, net	174,677	1,016,249
Other non-cash items, net	(1,844,457)	(1,555,005)
Changes in operating assets and liabilities
Trade receivables, net and accrued revenue	2,271,634	853,060
Prepaid expenses and other current assets	(4,080,471)	75,950
Due from related parties	2,684,778	2,309,035
Inventories	(42,245)	(75,365)
Other non-current assets	2,203,434	253,919
Operating lease liabilities—current and long-term	(12,661,809)	(4,867,626)
Trade accounts payable	2,045,492	(902,148)
Accrued expenses and other liabilities	1,527,882	2,637,577
Due to related parties	(151,396)	(11,913)
Payments for drydocking costs	(5,224,829)	(25,454)
Net cash provided by operating activities	163,567,062	83,273,877
Cash flows from investing activities:
Payments for vessels and vessel capital expenditures	(7,351,420)	(9,275,235)
Purchase of long-term investments	—	(1,801,582)
Purchase of investment securities	(2,006,088)	—
Proceeds from sale of investment securities	—	2,003,458
Net cash used in investing activities	(9,357,508)	(9,073,359)
Cash flows from financing activities:
Proceeds from long-term debt borrowings	—	290,000,000
Repayment of long-term debt borrowings	(26,502,402)	(311,421,179)
Repurchase of common stock	(2,710,839)	(1,669,902)
Financing costs paid	—	(5,629,115)
Dividends paid	(81,568,709)	(140,410,227)
Net cash used in financing activities	(110,781,950)	(169,130,423)
Effects of exchange rates on cash and cash equivalents	(182,607)	(550,398)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	43,244,997	(95,480,303)
Cash, cash equivalents, and restricted cash at the beginning of the period	148,873,650	236,836,914
Cash, cash equivalents, and restricted cash at the end of the period	$192,118,647	$141,356,611
Supplemental disclosure of cash flow information
Cash paid during the period for interest excluding interest capitalized to vessels	$19,413,919	$13,666,647
Cash paid for amounts included in the measurement of operating lease liabilities	20,752,093	5,042,440
Capitalized drydocking costs included in liabilities	676,088	—
Vessel-related capital expenditures included in liabilities	410,909	115,657
Unpaid dividends included in liabilities	640,770	754,391
Financing costs included in liabilities	663,600	1,246,752

Reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the total amount of such items reported in the statements of cash flows:
Cash and cash equivalents	$192,044,128	$141,286,758
Restricted cash—non-current	74,519	69,853
Cash and cash equivalents and restricted cash at end of period shown in the statement of cash flows	$192,118,647	$141,356,611

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dorian LPG Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

(Expressed in United States Dollars)

1. Basis of Presentation and General Information

Dorian LPG Ltd. (“Dorian”) was incorporated on July 1, 2013 under the laws of the Republic of the Marshall Islands, is headquartered in the United States, and is engaged in the transportation of liquefied petroleum gas (“LPG”) worldwide. Specifically, Dorian and its subsidiaries (together “we”, “us”, “our”, or the “Company”) are focused on owning and operating very large gas carriers (“VLGCs”), each with a cargo carrying capacity of greater than 80,000 cbm, in the LPG shipping industry. As of September 30, 2023, our fleet consists of twenty-five VLGCs, including one dual-fuel 84,000 cbm ECO-design VLGC, or our Dual-fuel ECO VLGC; nineteen fuel-efficient 84,000 cbm ECO-design VLGCs, or our ECO VLGCs; one 82,000 cbm modern VLGC; three time chartered-in dual-fuel Panamax size VLGCs; and one time chartered-in ECO VLGC. The dual-fuel Panamax size VLGC that we took delivery of on July 10, 2023 is equipped with a shaft generator, which generates additional electricity that is used to reduce fuel consumption and carbon emissions. As of September 30, 2023, fifteen of our ECO-VLGCs, including one of our time chartered-in ECO-VLGCs, are equipped with exhaust gas cleaning systems (commonly referred to as “scrubbers”) to reduce sulfur emissions. As of September 30, 2023, we have commitments related to scrubbers on an additional one of our VLGCs. We provide in-house commercial management services for all of our vessels, including our vessels deployed in the Helios Pool (defined below), which may also receive commercial management services from MOL Energia (defined below). Excluding our time chartered-in vessels, we provide in-house technical management services for all of our vessels, including our vessels deployed in the Helios Pool.

On April 1, 2015, Dorian and MOL Energia Pte. Ltd. (“MOL Energia”), formerly known as Phoenix Tankers Pte. Ltd., began operations of Helios LPG Pool LLC (the “Helios Pool”), which entered into pool participation agreements for the purpose of establishing and operating, as charterer, under variable rate time charters to be entered into with owners or disponent owners of VLGCs, a commercial pool of VLGCs whereby revenues and expenses are shared. Refer to Note 3 below for further description of the Helios Pool.

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

Our subsidiaries as of September 30, 2023, which are all wholly-owned and are incorporated in the Republic of the Marshall Islands (unless otherwise noted), are listed below.

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
Dorian LPG Chartering LLC
Dorian LPG FFAS LLC
(1)	CBM: Cubic meters, a standard measure for LPG tanker capacity
(2)	Operated pursuant to a bareboat charter agreement as of September 30, 2023. Refer to Note 6 below for further information.

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

Accounting Pronouncement Recently Adopted

In March 2020, the Financial Accounting Standards Board issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”).” ASU 2020-04 provides temporary optional expedients and exceptions to the guidance in U.S. GAAP on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. This ASU was effective for adoption at any time between March 12, 2020 and December 31, 2022. In December 2022, the Financial Accounting Standards Board issued ASU No. 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”).” ASU 2022-06 defers the sunset date included within Topic 848 from December 31, 2022, to December 31, 2024. We have adopted this ASU and note that it has not had a material effect on our financial statements.

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

Dorian LPG (USA) LLC and its subsidiaries entered into an agreement with DHSA, retroactive to July 2014 and superseding an agreement between Dorian LPG (UK) Ltd. and DHSA, for the provision by Dorian LPG (USA) LLC and its subsidiaries of certain chartering and marine operation services to DHSA, for which income was earned and included in “Other income-related parties” totaling less than $0.1 million for both the three months ended September 30, 2023 and 2022 and less than $0.1 million for both the six months ended September 30, 2023 and 2022.

As of September 30, 2023, there was less than $0.1 million included in “Due from related parties” in the unaudited condensed consolidated balance sheet and as of  March 31, 2023, there was nothing due from DHSA.

Helios LPG Pool LLC

On April 1, 2015, Dorian and MOL Energia began operations of the Helios Pool, which entered into pool participation agreements for the purpose of establishing and operating, as charterer, under variable rate time charters to be entered into with owners or disponent owners of VLGCs, a commercial pool of VLGCs whereby revenues and expenses are shared. We hold a 50% interest in the Helios Pool as a joint venture with MOL Energia and all significant rights and obligations are equally shared by both parties. All profits of the Helios Pool are distributed to the pool participants based on pool points (see below for description of pool points) assigned to each vessel as variable charter hire and, as a result, there are no profits available to the equity investors as a share of equity. We have determined that the Helios Pool is a variable interest entity as it does not have sufficient equity at risk. We do not consolidate the Helios Pool because we are not the primary beneficiary and do not have a controlling financial interest. In consideration of Accounting Standards Codification (“ASC”) 810-10-50-4e, the significant factors considered and judgments made in determining that the power to direct the activities of the Helios Pool that most significantly impact the entity’s economic performance are shared, in that all significant performance activities which relate to approval of pool policies and strategies related to pool customers and the marketing of the pool for the procurement of customers for the pool vessels, addition of new pool vessels and the pool cost management, require unanimous board consent from a board consisting of two members from each joint venture investor. Further, in accordance with the guidance in ASC 810-10-25-38D, the Company and MOL Energia are not related parties as defined in ASC 850 nor are they de facto agents pursuant to ASC 810-10, the power over the significant activities of the Helios Pool is shared, and no party is the primary beneficiary in the Helios Pool, or has a controlling financial interest. As of September 30, 2023, the Helios Pool operated twenty-seven VLGCs, including twenty-three vessels from our fleet (including four vessels time chartered-in from unrelated parties) and four MOL Energia vessels.

As of September 30, 2023, we had net receivables from the Helios Pool of $91.2 million (net of amounts due to Helios Pool less than $0.1 million which are reflected under “Due to related Parties”), including $26.4 million of working capital contributed for the operation of our vessels in the pool (of which $1.1 million was classified as current). As of March 31, 2023, we had net receivables from the Helios Pool of $93.7 million (net of an amount due to Helios Pool of $0.2 million which are reflected under “Due to related Parties”), including $22.0 million of working capital contributed for the operation of our vessels in the pool (of which $1.1 million was classified as current). Our maximum exposure to losses from the pool as of September 30, 2023 is limited to the receivables from the pool. The Helios Pool does not have any third-party debt obligations. The Helios Pool has entered into commercial management agreements with each of Dorian LPG (DK) ApS and MOL Energia and has appointed both as the exclusive commercial managers of pool vessels. Fees for such services earned by Dorian LPG (DK) ApS are included in “Other income-related parties” in the unaudited interim condensed consolidated statement of operations and were $0.6 million and $0.5 million for the three months ended

September 30, 2023, and 2022, respectively, and $1.2 million and $1.1 million for the six months ended September 30, 2023, and 2022, respectively. Additionally, we receive a fixed reimbursement of expenses such as costs for security guards and war risk insurance for vessels operating in high-risk areas from the Helios Pool, for which we earned $0.3 million and $0.1 million for the three months ended September 30, 2023, and 2022, respectively, and $0.4 million and $0.5 million for the six months ended September 30, 2023, and 2022, respectively, and are included in “Other revenues, net” in the unaudited interim condensed consolidated statements of operations.

Through our vessel owning subsidiaries, we have chartered vessels to the Helios Pool during the six months ended September 30, 2023 and 2022. The time charter revenue from the Helios Pool is variable depending upon the net results of the pool, operating days and pool points for each vessel. The Helios Pool enters into voyage and time charters with external parties and receives freight and related revenue and, where applicable, incurs voyage costs such as bunkers, port costs and commissions. At the end of each month, the Helios Pool calculates net pool revenues using gross revenues, less voyage expenses of all pool vessels, less fixed time charter hire for any chartered-in vessels, less the general and administrative expenses of the pool as variable rate time charter hire for the relevant vessel to participants based on pool points (vessel attributes such as cargo carrying capacity, scrubber-equipped, fuel efficiency, fuel-type consumed, and speed are taken into consideration) and number of days the vessel participated in the pool in the period. In accordance with the pool participation agreements, pool points are finalized in arrears every six months ending September 30 and March 31 and pool profits are reallocated based on the actual recorded speed and consumption performance for each vessel operating in the Helios Pool during the preceding six-month period. Net pool revenues, less any amounts required for working capital of the Helios Pool, are distributed, to the extent they have been collected from third-party customers of the Helios Pool. We recognize net pool revenues on a monthly basis, when each relevant vessel has participated in the pool during the period and the amount of net pool revenues for the month can be estimated reliably. Revenue earned from the Helios Pool is presented in Note 11.

4. Deferred Charges, Net

The analysis and movement of deferred charges is presented in the table below:

Drydocking
costs
Balance, April 1, 2023	$8,367,301
Additions	5,666,627
Amortization	(1,755,181)
Balance, September 30, 2023	$12,278,747

5. Vessels, Net

		Accumulated
	Cost	depreciation	Net book Value
Balance, April 1, 2023	$1,724,463,634	$(460,535,029)	$1,263,928,605
Other additions	6,444,872	—	6,444,872
Depreciation	—	(31,946,055)	(31,946,055)
Balance, September 30, 2023	$1,730,908,506	$(492,481,084)	$1,238,427,422

Additions to vessels, net, mainly consisted of scrubber purchases and installation costs and other capital improvements for certain of our VLGCs during the six months ended September 30, 2023. Our vessels, with a total carrying value of $1,203.9 million and $1,227.8 million as of September 30, 2023 and March 31, 2023, respectively, are first-priority mortgaged as collateral for our long-term debt (refer to Note 6 below). Captain John NP is our only VLGC that is not first-priority mortgaged as collateral for our long-term debt as of September 30, 2023 and March 31, 2023. No impairment loss was recorded for the periods presented.

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

We were in compliance with all financial covenants as of September 30, 2023.

BALCAP Facility

Refer to Note 9 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2023 for information on our $83.4 million debt financing facility that we entered into in December 2021 with Banc of America Leasing & Capital, LLC and other financial institutions (the “BALCAP Facility”).

We were in compliance with all financial covenants as of September 30, 2023.

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

Cresques Japanese Financing

Refer to Note 9 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2023 for information on the refinancing our 2015-built VLGC, Cresques, pursuant to a memorandum of agreement and a bareboat charter agreement (the “Cresques Japanese Financing”). On June 12, 2023, we agreed to an addendum to the Cresques Japanese Financing’s bareboat charter agreement that became effective on June 20, 2023. The terms of the addendum include a switch from a floating interest rate of one-month SOFR plus a margin to a fixed interest rate of 6.55%.

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

Captain Markos Dual-Fuel Japanese Financing

Refer to Note 9 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2023 for information on the financing our 2023-built Dual-fuel VLGC, Captain Markos, pursuant to a memorandum of agreement and a bareboat charter agreement (the “Captain Markos Japanese Financing”). On June 12, 2023, we agreed to an addendum to the Captain Markos Dual-Fuel Japanese Financing’s bareboat charter agreement that became effective on June 30, 2023. The terms of the addendum include a switch from a floating interest rate of one-month SOFR plus a margin to a fixed interest rate of 6.39%.

Debt Obligations

The table below presents our debt obligations:

	September 30, 2023	March 31, 2023
2022 Debt Facility	$215,000,000	$225,000,000

Japanese Financings
Corsair Japanese Financing	$32,770,834	$34,395,834
Cresques Japanese Financing	26,493,303	27,377,615
Cratis Japanese Financing	43,540,000	45,580,000
Copernicus Japanese Financing	43,540,000	45,580,000
Chaparral Japanese Financing	61,135,968	62,342,859
Caravelle Japanese Financing	44,300,000	46,100,000
Cougar Japanese Financing	45,500,000	47,300,000
Captain Markos Dual-Fuel Japanese Financing	54,530,000	55,790,000
Total Japanese Financings	$351,810,105	$364,466,308

BALCAP Facility	$70,249,926	$74,096,125

Total debt obligations	$637,060,031	$663,562,433
Less: deferred financing fees	5,568,048	6,195,087
Debt obligations—net of deferred financing fees	$631,491,983	$657,367,346

Presented as follows:
Current portion of long-term debt	$53,324,694	$53,110,676
Long-term debt—net of current portion and deferred financing fees	578,167,289	604,256,670
Total	$631,491,983	$657,367,346

Deferred Financing Fees

The analysis and movement of deferred financing fees is presented in the table below:

Financing
costs
Balance, April 1, 2023	$6,195,087
Amortization	(627,039)
Balance, September 30, 2023	$5,568,048

7. Leases

Time charter-in contracts

During the six months ended September 30, 2023, we took delivery of the 2023-built dual-fuel Panamax VLGC Cristobal on time charter for seven years with two consecutive one-year charterer’s option periods, for up to an aggregate of nine years, and purchase options in the Company’s favor in years seven through nine. We initially recognized the applicable right-of-use asset and lease liability of this time chartered-in VLGC of $62.6 million on our balance sheet. As of September 30, 2023, right-of-use assets and lease liabilities related to all of our time charter-in VLGCs totaled $205.8 million and were recognized on our balance sheet. Our time chartered-in VLGCs were deployed in the Helios Pool and earned net pool revenues of $27.8 million and $6.8 million for the three months ended September 30, 2023 and 2022, respectively, and $46.2 million and $13.6 million for the six months ended September 30, 2023 and 2022, respectively.

Charter hire expenses for the VLGCs time chartered in were as follows:

	Three months ended		Six months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Charter hire expenses	$12,068,419	$5,358,333	$22,615,229	$10,760,478

Office leases

We currently have operating leases for our offices in Stamford, Connecticut, USA; Copenhagen, Denmark; and Athens, Greece, which we determined to be operating leases and record the lease expense as part of general and administrative expenses in our unaudited interim condensed consolidated statements of operations.

Operating lease rent expense related to our office leases was as follows:

	Three months ended		Six months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Operating lease rent expense	$125,554	$162,718	$278,576	$317,182

For our office leases and time charter-in arrangement, the discount rate used ranged from 4.92% to 6.34%. The weighted average discount rate used to calculate the lease liability was 5.83%. The weighted average remaining lease term of our office leases and time chartered-in vessel as of September 30, 2023 is 72.9 months.

Our operating lease right-of-use asset and lease liabilities as of September 30, 2023 and March 31, 2023 were as follows:

Description	Location on Balance Sheet	September 30, 2023	March 31, 2023
Assets:
Non-current
Office leases	Operating lease right-of-use assets	$1,410,623	$1,654,498
Time charter-in VLGCs	Operating lease right-of-use assets	$205,824,100	$156,524,900

Liabilities:
Current
Office Leases	Current portion of long-term operating leases	$444,385	$436,810
Time charter-in VLGCs	Current portion of long-term operating leases	$31,027,175	$22,970,745

Long-term
Office Leases	Long-term operating leases	$980,760	$1,228,328
Time charter-in VLGCs	Long-term operating leases	$174,796,925	$133,554,155

Maturities of operating lease liabilities as of September 30, 2023 were as follows:

Less than one year	$42,514,634
One to three years	85,886,502
Three to five years	67,837,180
More than five years	49,184,389
Total undiscounted lease payments	245,422,705
Less: imputed interest	(38,173,460)
Carrying value of operating lease liabilities	$207,249,245

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

On July 27, 2023, we announced that our Board of Directors declared an irregular cash dividend of $1.00 per share of the Company’s common stock to all shareholders of record as of the close of business on August 10, 2023, totaling $40.6 million. We paid $40.3 million on September 5, 2023, with the remaining $0.3 million deferred until certain shares of restricted stock vest.

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

9. Stock Repurchase Authority

On February 2, 2022, our Board of Directors authorized the repurchase of up to $100.0 million of our common shares (the “2022 Common Share Repurchase Authority”). Under these authorizations, when in force, purchases were and may be made at our discretion in the form of open market repurchase programs, privately negotiated transactions, accelerated share repurchase programs or a combination of these methods. The actual amount and timing of share repurchases are subject to capital availability, our determination that share repurchases are in the best interests of our shareholders, and market conditions. As of September 30, 2023, our total purchases under the 2022 Common Share Repurchase Authority totaled 50,000 shares for an aggregate consideration of $0.7 million. We are not obligated to make any common share repurchases.

10. Stock-Based Compensation Plans

Our stock-based compensation expense is included within general and administrative expenses in the unaudited condensed consolidated statements of operations and was $4.2 million and $1.7 million for the three months ended September 30, 2023 and 2022, respectively, and $5.0 million and $2.4 million for the six months ended September 30, 2023 and 2022, respectively. Unrecognized compensation cost was $6.1 million as of September 30, 2023 and will be recognized over a remaining weighted average life of 1.78 years. For more information on our equity incentive plan, refer to Note 12 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2023.

A summary of the activity of restricted shares and units awarded under our equity incentive plan as of September 30, 2023 and changes during the six months ended September 30, 2023, is as follows:

		Weighted-Average
		Grant-Date
Incentive Share/Unit Awards	Number of Shares/Units	Fair Value
Unvested as of April 1, 2023	328,382	$11.79
Granted	302,031	28.31
Vested	(326,665)	16.79
Unvested as of September 30, 2023	303,748	$22.83

11. Revenues

Revenues comprise the following:

	Three months ended		Six months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net pool revenues—related party	$137,851,402	$70,585,169	$242,237,953	$140,756,170
Time charter revenues	6,475,768	5,197,542	12,899,240	11,439,457
Other revenues, net	371,292	185,476	1,124,176	596,282
Total revenues	$144,698,462	$75,968,187	$256,261,369	$152,791,909

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

The following table summarizes the location on the balance sheet of the financial assets and liabilities that are carried at fair value on a recurring basis, which comprise our financial derivatives, all of which are considered Level 2 items in accordance with the fair value hierarchy as of:

	September 30, 2023		March 31, 2023
	Other non-current assets	Long-term liabilities	Other non-current assets	Long-term liabilities
Derivatives not designated as hedging instruments	Derivative instruments	Derivative instruments	Derivative instruments	Derivative instruments
Interest rate swap agreements	$13,698,413	$—	$9,278,544	$—

The effect of derivative instruments within the unaudited interim condensed consolidated statements of operations for the periods presented is as follows:

		Three months ended
Derivatives not designated as hedging instruments	Location of gain recognized	September 30, 2023	September 30, 2022
Interest rate swaps—change in fair value	Unrealized gain on derivatives	$1,560,594	$3,092,845
Interest rate swaps—realized gain	Realized gain on derivatives	1,928,217	644,195
Gain on derivatives, net		$3,488,811	$3,737,040

		Six months ended
Derivatives not designated as hedging instruments	Location of gain recognized	September 30, 2023	September 30, 2022
Interest rate swaps—change in fair value	Unrealized gain on derivatives	4,419,868	5,547,079
Interest rate swaps—realized gain	Realized gain on derivatives	3,775,981	593,811
Gain on derivatives, net		$8,195,849	$6,140,890

As of September 30, 2023 and March 31, 2023, no fair value measurements for assets or liabilities under Level 1 or Level 3 were recognized in the consolidated balance sheets with the exception of cash and cash equivalents, restricted cash, and investment securities. We did not have any other assets or liabilities measured at fair value on a non-recurring basis during the three and six months ended September 30, 2023 and 2022.

(d)	Book values and fair values of financial instruments: In addition to the derivatives that we are required to record at fair value on our balance sheet (see (c) above) and investment securities and available-for-sale securities (U.S. treasury notes with an aggregate fair value of $1.8 million as of September 30, 2023 and face values of $1.8 million maturing on September 30, 2024) that are included in other current assets in our balance sheet and available-for-sale securities (U.S. treasury notes with an aggregate fair value of $9.5 million as of September 30, 2023 and face values of and $10.0 million maturing March 15, 2025) that are recorded as a non-current asset on our balance sheet that we record at fair value, we have other financial instruments that are carried at historical cost. These financial instruments include trade accounts receivable, amounts due from related parties, cash and cash equivalents, restricted cash, accounts payable, amounts due to related parties and accrued liabilities for which the historical carrying value approximates the fair value due to the short-term nature of these financial instruments. Cash and cash equivalents, restricted cash and investment securities are considered Level 1 items.

The summary of gains and losses on our investment securities included in other gain/(loss), net on our unaudited interim condensed consolidated statements of operations for the periods presented is as follows:

	Three months ended
	September 30, 2023	September 30, 2022
Unrealized gain on investment securities	$684,984	$38,768
Net gain on investment securities	$684,984	$38,768

	Six months ended
	September 30, 2023	September 30, 2022
Unrealized gain on investment securities	$1,106,236	$807,103
Realized gain on investment securities	—	776,770
Net gain on investment securities	$1,106,236	$1,583,873

We have long-term debt related to the Corsair Japanese Financing, Cresques Japanese Financing, Cratis Japanese Financing, Copernicus Japanese Financing, Chaparral Japanese Financing, Cougar Japanese Financing, Caravelle Japanese Financing, and Captain Markos Dual-Fuel Japanese Financing, (collectively, the “Japanese Financings”) that incur interest at a fixed-rate. We have long-term debt related to the BALCAP Facility that incurs interest at a fixed-rate. The Japanese Financings and BALCAP Facility are considered Level 2 items in accordance with the fair value hierarchy and the fair value of each is based on a discounted cash flow analysis using current observable interest rates. The following table summarizes the carrying value and estimated fair value of our fixed rate debt obligations as of:

	September 30, 2023		March 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Corsair Japanese Financing	$32,770,834	$30,506,325	$34,395,834	$33,051,190
Cresques Japanese Financing	26,493,303	26,313,092	27,377,615	27,377,615
Cratis Japanese Financing	43,540,000	38,908,430	45,580,000	42,185,289
Copernicus Japanese Financing	43,540,000	38,908,430	45,580,000	42,185,289
Chaparral Japanese Financing	61,135,968	57,345,326	62,342,859	60,701,217
Caravelle Japanese Financing	44,300,000	39,374,773	46,100,000	42,707,169
Cougar Japanese Financing	45,500,000	44,266,011	47,300,000	47,300,000
Captain Markos Dual-Fuel Japanese Financing	54,530,000	53,734,390	55,790,000	55,790,000
BALCAP Facility	70,249,926	64,508,188	74,096,125	69,032,167

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

The calculations of basic and diluted EPS for the periods presented are as follows:

	Three months ended		Six months ended
(In U.S. dollars except share data)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Numerator:
Net income	$76,512,665	$20,311,465	$128,233,802	$45,159,185
Denominator:
Basic weighted average number of common shares outstanding	40,281,518	40,021,368	40,205,425	39,960,262
Effect of dilutive restricted stock and restricted stock units	123,899	137,749	182,955	182,231
Diluted weighted average number of common shares outstanding	40,405,417	40,159,117	40,388,380	40,142,493
EPS:
Basic	$1.90	$0.51	$3.19	$1.13
Diluted	$1.89	$0.51	$3.18	$1.12

There were 74,772 and 53,785 shares of unvested restricted stock excluded from the calculation of diluted EPS because the effect of their inclusion would be anti-dilutive for the three and six months ended September 30, 2023. There were no shares of unvested restricted stock excluded from the calculation of diluted EPS for the three and six months ended September 30, 2022.

14.  Commitments and Contingencies

Commitments under Contracts for Scrubbers Purchases

We had contractual commitments related to contracts to scrubbers to reduce sulfur emissions as follows:

September 30, 2023
Less than one year	$849,562

Fixed Time Charter Contracts

We had the following future minimum fixed time charter hire receipts based on non-cancelable long-term fixed time charter contracts:

September 30, 2023
Less than one year	$15,305,000
One to three years	1,657,986
Total	$16,962,986

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

15. Subsequent Events

Dividend

On October 6, 2023, we announced that our Board of Directors declared an irregular cash dividend of $1.00 per share of the Company’s common stock, returning $40.6 million of capital to shareholders. The dividend is payable on or about November 2, 2023 to all shareholders of record as of the close of business on October 20, 2023.

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

Overview

We are a Marshall Islands corporation headquartered in the United States and primarily focused on owning and operating VLGCs, each with a cargo-carrying capacity of greater than 80,000 cbm, in the LPG shipping industry. Our founding executives have managed vessels in the LPG shipping market since 2002. Our fleet currently consists of twenty-five VLGC carriers, including one dual-fuel 84,000 cbm ECO-design VLGC, or our Dual-fuel ECO VLGC; nineteen fuel-efficient 84,000 cbm ECO-design VLGCs, or our ECO VLGCs; one 82,000 cbm modern VLGC; three time chartered-in dual fuel Panamax size VLGCs; and one time chartered-in ECO VLGC. The twenty-five VLGCs in our fleet, including the four time chartered-in vessels, as of October 26, 2023, have an aggregate carrying capacity of approximately 2.1 million cbm and an average age of 6.9 years. Currently, fifteen of our ECO VLGCs, including one of our time chartered-in ECO-VLGCs, are fitted with exhaust gas cleaning systems (commonly referred to as “scrubbers”) to reduce sulfur emissions. An additional technically-managed VLGC has contractual commitments to be equipped with a scrubber with installation expected to be completed during our fiscal year 2025. Vessels fitted with scrubbers allow us to reduce our emissions and to burn less refined fuel, which is frequently cheaper than more refined, lower sulfur grades. When the cost of more refined fuel exceeds that of less refined fuel, we are typically able to earn a higher TCE for spot voyages and to potentially contract time charters at higher rates compared to vessels without scrubbers.

On April 1, 2015, Dorian and MOL Energia began operations of the Helios Pool, which entered into pool participation agreements for the purpose of establishing and operating, as charterer, under a variable rate time charter to be entered into with owners or disponent owners of VLGCs, a commercial pool of VLGCs whereby revenues and expenses are shared. The vessels entered into the Helios Pool may operate either in the spot market, pursuant to contracts of affreightment, or COAs, or on time charters of two years' duration or less. As of October 26, 2023, twenty-three of our twenty-five VLGCs were employed in the Helios Pool, including our four time chartered-in VLGCs.

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

Recent Developments

Dividend

On October 6, 2023, we announced that our Board of Directors declared an irregular cash dividend of $1.00 per share of the Company’s common stock, returning $40.6 million of capital to shareholders. The dividend is payable on or about November 2, 2023 to all shareholders of record as of the close of business on October 20, 2023.

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

Our Fleet

The following table sets forth certain information regarding our fleet as of October 26, 2023.

					Scrubber		Time
	Capacity			ECO	Equipped		Charter-Out
	(Cbm)	Shipyard	Year Built	Vessel(1)	or Dual-Fuel	Employment	Expiration(2)
Dorian VLGCs
Captain John NP	82,000	Hyundai	2007	—	—	Pool(4)	—
Comet	84,000	Hyundai	2014	X	S	Pool(4)	—
Corsair(3)	84,000	Hyundai	2014	X	S	Time Charter(6)	Q4 2024
Corvette	84,000	Hyundai	2015	X	S	Pool(4)	—
Cougar(3)	84,000	Hyundai	2015	X	—	Pool-TCO(5)	Q1 2025
Concorde	84,000	Hyundai	2015	X	S	Time Charter(7)	Q1 2024
Cobra	84,000	Hyundai	2015	X	—	Pool(4)	—
Continental	84,000	Hyundai	2015	X	—	Pool-TCO(5)	Q4 2023
Constitution	84,000	Hyundai	2015	X	S	Pool(4)	—
Commodore	84,000	Hyundai	2015	X	—	Pool-TCO(5)	Q1 2024
Cresques(3)	84,000	Daewoo	2015	X	S	Pool-TCO(5)	Q2 2025
Constellation	84,000	Hyundai	2015	X	S	Pool(4)	—
Cheyenne	84,000	Hyundai	2015	X	S	Pool-TCO(5)	Q4 2023
Clermont	84,000	Hyundai	2015	X	S	Pool-TCO(5)	Q4 2023
Cratis(3)	84,000	Daewoo	2015	X	S	Pool(4)	—
Chaparral(3)	84,000	Hyundai	2015	X	—	Pool-TCO(5)	Q2 2025
Copernicus(3)	84,000	Daewoo	2015	X	S	Pool(4)	—
Commander	84,000	Hyundai	2015	X	S	Pool(4)	—
Challenger	84,000	Hyundai	2015	X	S	Pool-TCO(5)	Q3 2026
Caravelle(3)	84,000	Hyundai	2016	X	S	Pool(4)	—
Captain Markos(3)	84,000	Kawasaki	2023	X	DF	Pool(4)	—
Total	1,762,000

Time chartered-in VLGCs
Future Diamond(8)	80,876	Hyundai	2020	X	S	Pool(4)	—
HLS Citrine(9)	86,090	Hyundai	2023	X	DF	Pool(4)	—
HLS Diamond(10)	86,090	Hyundai	2023	X	DF	Pool(4)	—
Cristobal(11)	86,980	Hyundai	2023	X	DF	Pool(4)	—

(1)	Represents vessels with very low revolutions per minute, long-stroke, electronically controlled engines, larger propellers, advanced hull design, and low friction paint.

(2)	Represents calendar year quarters.

(3)	Operated pursuant to a bareboat chartering agreement. See Note 6 to our unaudited interim condensed consolidated financial statements included herein.

(4)	“Pool” indicates that the vessel operates in the Helios Pool on a voyage charter with a third party and we receive a portion of the pool profits calculated according to a formula based on the vessel’s pro rata performance in the pool.

(5)	“Pool-TCO” indicates that the vessel is operated in the Helios Pool on a time charter out to a third party and we receive a portion of the pool profits calculated according to a formula based on the vessel’s pro rata performance in the pool.

(6)	Currently on a time charter with an oil major that began in November 2019.

(7)	Currently on time charter with a major oil company that began in March 2019.

(8)	Currently time chartered-in to our fleet with an expiration during the first calendar quarter of 2025.

(9)	Vessel has a Panamax beam and is currently time chartered-in to our fleet with an expiration during the first calendar quarter of 2030 and purchase options beginning in year seven.

(10)	Vessel has a Panamax beam and is currently time chartered-in to our fleet with an expiration during the first calendar quarter of 2030 and purchase options beginning in year seven.

(11)	Vessel has a Panamax beam and shaft generator and is currently time chartered-in to our fleet with an expiration during the third calendar quarter of 2030 and purchase options beginning in year seven.

Results of Operations – For the three months ended September 30, 2023 as compared to the three months ended September 30, 2022

Revenues

The following table compares our revenues for the three months ended September 30:

				Percent
	2023	2022	Increase	Change
Net pool revenues—related party	$137,851,402	$70,585,169	$67,266,233	95.3%
Time charter revenues	6,475,768	5,197,542	1,278,226	24.6%
Other revenues, net	371,292	185,476	185,816	100.2%
Total	$144,698,462	$75,968,187	$68,730,275	90.5%

Revenues, which represent net pool revenues—related party, time charters and other revenues, net, were $144.7 million for the three months ended September 30, 2023, an increase of $68.7 million, or 90.5%, from $76.0 million for the three months ended September 30, 2022 primarily due to an increase in average TCE rates, fleet utilization, and fleet size. Average TCE rates increased by $24,496 per operating day from $40,632 for the three months ended September 30, 2022 to $65,128 for the three months ended September 30, 2023, primarily due to higher spot rates and lower bunker prices. The Baltic Exchange Liquid Petroleum Gas Index, an index published daily by the Baltic Exchange for the spot market rate for the benchmark Ras Tanura-Chiba route (expressed as U.S. dollars per metric ton), averaged $121.007 during the three months ended September 30, 2023 compared to an average of $66.710 for the three months ended September 30, 2022. The average price of very low sulfur fuel oil (expressed as U.S. dollars per metric ton) from Singapore and Fujairah decreased from $840 during the three months ended September 30, 2022, to $625 during the three months ended September 30, 2023. Our fleet utilization increased from 90.7% during the three months ended September 30, 2022 to 96.5% during the three months ended September 30, 2023. Our available days increased from 2,024 for the three months ended September 30, 2022 to 2,284 for the three months ended September 30, 2023 due to three additional vessels in our fleet, slightly offset by one vessel being in drydock for part of the period.

Charter Hire Expenses

Charter hire expenses for the vessels chartered in from third parties were $12.1 million and $5.4 million for the three months ended September 30, 2023 and 2022, respectively. The increase of $6.7 million, or 125.2%, was mainly caused by an increase in the number of chartered-in days from 184 for the three months ended September 30, 2022 to 416 for the three months ended September 30, 2023.

Vessel Operating Expenses

Vessel operating expenses were $21.0 million during the three months ended September 30, 2023, or $10,858 per vessel per calendar day, which is calculated by dividing vessel operating expenses by calendar days for the relevant time-period for the technically-managed vessels that were in our fleet. The increase of $3.4 million, or 19.5% from $17.6 million for the three months ended September 30, 2022 was partially due to an increase in operating expenses per vessel per calendar day along with an increase of calendar days for our fleet from 1,840 during the three months ended September 30, 2022 to 1,932 during the three months ended September 30, 2023 days resulting from the delivery of our dual-fuel VLGC Captain Markos in March 2023. The increase of $1,317 per vessel per calendar day, from $9,541 for the three months ended September 30, 2022 to $10,858 per vessel per calendar day for the three months ended September 30, 2023 was primarily the result of increases of $455 per vessel per calendar day for spares and stores, $257 per vessel per calendar day for miscellaneous expenses excluding coolant costs, and $206 per vessel per calendar day for repairs and maintenance. Of the $1,317 per day increase during the three months ended September 30, 2023, $459 was related to non-capitalizable drydocking-related expenses. Without the effect of those costs, operating expenses per day increased $858.

General and Administrative Expenses

General and administrative expenses were $13.6 million for the three months ended September 30, 2023, an increase of $5.4 million, or 66.1%, from $8.2 million for the three months ended September 30, 2022 and was driven by an increase of $2.7 million in cash bonuses resulting from differences in the timing of the approvals of cash bonuses to certain employees in the periods ended September 30, 2023 and 2022 along with increases of $2.4 million in stock-based compensation and $0.3 million in employee-related costs and benefits for the three months ended September 30, 2023.

Interest and Finance Costs

Interest and finance costs amounted to $10.3 million for the three months ended September 30, 2023, a decrease of $1.7 million, or 14.0%, from $12.0 million for the three months ended September 30, 2022. The decrease of $1.7 million during this period was mainly due to reductions of $3.7 million in amortization of financing costs (due to accelerated amortization for the refinancing of our long-term debt in the prior period) and $0.6 million in loan expenses, partially offset by an increase of $1.9 million in interest incurred on our long-term debt and a reduction of $0.7 million in capitalized interest. The increase in interest on our long-term debt was driven by an increase in average interest rates due to rising SOFR on our floating-rate long-term debt, partially offset by a decrease in average indebtedness, excluding deferred financing fees, from $702.4 million for the three months ended September 30, 2022 to $645.0 million for the three months ended September 30, 2023. As of September 30, 2023, the outstanding balance of our long-term debt, net of deferred financing fees of $5.6 million, was $631.5 million.

Unrealized Gain on Derivatives

Unrealized gain on derivatives amounted to $1.6 million for the three months ended September 30, 2023, compared to a gain of $3.1 million for the three months ended September 30, 2022. The $1.5 million reduction is attributable to changes in forward SOFR yield curves and reductions in notional amounts.

Realized Gain on Derivatives

Realized gain on derivatives amounted to $1.9 million for the three months ended September 30, 2023, compared to a realized gain of $0.6 million for the three months ended September 30, 2022. The favorable $1.3 million difference is due to an increase in floating SOFR resulting in the realized gain on our interest rate swaps.

Results of Operations – For the six months ended September 30, 2023 as compared to the six months ended September 30, 2022

Revenues

The following table compares our revenues for the six months ended September 30:

				Percent
	2023	2022	Increase	Change
Net pool revenues—related party	$242,237,953	$140,756,170	$101,481,783	72.1%
Time charter revenues	12,899,240	11,439,457	1,459,783	12.8%
Other revenues, net	1,124,176	596,282	527,894	88.5%
Total	$256,261,369	$152,791,909	$103,469,460	67.7%

Revenues, which represent net pool revenues—related party, time charters and other revenues, net, were $256.3 million for the six months ended September 30, 2023, an increase of $103.5 million, or 67.7%, from $152.8 million for the six months ended September 30, 2022 primarily due to an increase in average TCE rates, fleet utilization, and fleet size. Average TCE rates increased by $18,078 per operating day from $40,109 for the six months ended September 30, 2022 to $58,187 for the six months ended September 30, 2023, primarily due to higher spot rates and lower bunker prices. The Baltic Exchange Liquid Petroleum Gas Index, an index published daily by the Baltic Exchange for the spot market rate for the benchmark Ras Tanura-Chiba route (expressed as U.S. dollars per metric ton), averaged $108.775 during the six months ended September 30, 2023 compared to an average of $71.290 for the six months ended September 30, 2022. The average price of very low sulfur fuel oil (expressed as U.S. dollars per metric ton) from Singapore and Fujairah decreased from $899 during the six months ended September 30, 2022, to $605 during the six months ended September 30, 2023. Our fleet utilization increased from 93.3% during the six months ended September 30, 2022 to 97.2% during the six months ended September 30, 2023. Our available days increased from 4,026 for the six months ended September 30, 2022 to 4,503 for the six months ended September 30, 2023 due to three additional vessels in our fleet, offset somewhat by vessels in drydock during the period.

Charter Hire Expenses

Charter hire expenses for the vessels chartered in from third parties were $22.6 million and $10.8 million for the six months ended September 30, 2023 and 2022, respectively. The increase of $11.8 million, or 110.2%, was mainly caused by an increase in the number of chartered-in days from 366 for the six months ended September 30, 2022 to 780 for the six months ended September 30, 2023, offset by a slightly lower average time-charter in rate per day.

Vessel Operating Expenses

Vessel operating expenses were $40.8 million during the six months ended September 30, 2023, or $10,622 per vessel per calendar day, which is calculated by dividing vessel operating expenses by calendar days for the relevant time-period for the technically-managed vessels that were in our fleet. The increase of $6.2 million, or 17.9% from $34.6 million for the six months ended September 30, 2022 was partially due an increase in operating expenses per vessel per calendar day along with an increase of calendar days for our fleet from 3,660 during the six months ended September 30, 2022 to 3,843 during the six months ended September 30, 2023 resulting from the delivery of our dual-fuel VLGC Captain Markos in March 2023. The increase of $1,162 per vessel per calendar day, from $9,460 for the six months ended September 30, 2022 to $10,622 per vessel per calendar day for the six months ended September 30, 2023 was primarily the result of increases of $504 per vessel per calendar day for spares and stores and $245 per vessel per calendar day for repairs and maintenance. Of the $1,162 per day increase in daily operating expense, $367 per vessel per calendar day was related to non-capitalizable drydock-related operating expenses. Excluding those amounts, daily operating expenses increased by $795 from the period ended September 30, 2022.

General and Administrative Expenses

General and administrative expenses were $22.8 million for the six months ended September 30, 2023, an increase of $5.2 million, or 29.6%, from $17.6 million for the six months ended September 30, 2022 primarily driven by increases of $2.6 million in stock-based compensation,  $1.8 million in cash bonuses, $0.6 million in employee-related costs and benefits, and $0.2 million in other general and administrative expenses for the six months ended September 30, 2023.

Interest and Finance Costs

Interest and finance costs amounted to $20.7 million for the six months ended September 30, 2023, an increase of $0.7 million, or 3.8%, from $20.0 million for the six months ended September 30, 2022. The increase of $0.7 million during this period was mainly due to an increase of $5.0 million in interest incurred on our long-term debt and a reduction of $0.9 million in capitalized interest, partially offset by reductions of $4.3 million in amortization of financing costs  (due to accelerated amortization for the refinancing of our long-term debt in the prior period) and $0.9 million in loan expenses. The increase in interest on our long-term debt was driven by an increase in average interest rates due to rising SOFR on our floating-rate long-term debt, partially offset by a decrease in average indebtedness, excluding deferred financing fees, from $695.1 million for the six months ended September 30, 2022 to $652.4 million for the six months ended September 30, 2023. As of September 30, 2023, the outstanding balance of our long-term debt, net of deferred financing fees of $5.6 million, was $631.5 million.

Unrealized Gain on Derivatives

Unrealized gain on derivatives amounted to $4.4 million for the six months ended September 30, 2023, compared to a gain of $5.5 million for the six months ended September 30, 2022. The $1.1 million reduction is attributable to changes in forward SOFR yield curves and reductions in notional amounts.

Realized Gain on Derivatives

Realized gain on derivatives amounted to $3.8 million for the six months ended September 30, 2023, compared to $0.6 million for the six months ended September 30, 2022. The favorable $3.2 million difference is due to an increase in floating SOFR resulting in the realized gain on our interest rate swaps.

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

	Three months ended		Six months ended
(in U.S. dollars, except fleet data)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Financial Data
Adjusted EBITDA(1)	$104,564,452	$46,249,336	$179,414,324	$93,120,410
Fleet Data
Calendar days(2)	1,932	1,840	3,843	3,660
Time chartered-in days(3)	416	184	780	366
Available days(4)	2,284	2,024	4,503	4,026
Operating days(5)(8)	2,203	1,836	4,378	3,756
Fleet utilization(6)(8)	96.5%	90.7%	97.2%	93.3%
Average Daily Results
Time charter equivalent rate(7)(8)	$65,128	$40,632	$58,187	$40,109
Daily vessel operating expenses(9)	$10,858	$9,541	$10,622	$9,460

(1)	Adjusted EBITDA is an unaudited non-U.S. GAAP measure and represents net income/(loss) before interest and finance costs, unrealized (gain)/loss on derivatives, realized (gain)/loss on interest rate swaps, stock-based compensation expense, impairment, and depreciation and amortization and is used as a supplemental measure by management to assess our financial and operating performance. We believe that adjusted EBITDA assists our management and investors by increasing the comparability of our performance from period to period and management makes business and resource-allocation decisions based on such comparisons. This increased comparability is achieved by excluding the potentially disparate effects between periods of derivatives, interest and finance costs, stock-based compensation expense, impairment, and depreciation and amortization expense, which items are affected by various and possibly changing financing methods, capital structure and historical cost basis and which items may significantly affect net income/(loss) between periods. We believe that including adjusted EBITDA as a financial and operating measure benefits investors in selecting between investing in us and other investment alternatives.

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

The following table sets forth a reconciliation of net income to Adjusted EBITDA (unaudited) for the periods presented:

	Three months ended		Six months ended
(in U.S. dollars)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net income	$76,512,665	$20,311,465	$128,233,802	$45,159,185
Interest and finance costs	10,314,881	11,997,163	20,718,730	19,955,717
Unrealized gain on derivatives	(1,560,594)	(3,092,845)	(4,419,868)	(5,547,079)
Realized gain on interest rate swaps	(1,928,217)	(644,195)	(3,775,981)	(593,811)
Stock-based compensation expense	4,179,798	1,740,328	4,956,405	2,399,200
Depreciation and amortization	17,045,919	15,937,420	33,701,236	31,747,198
Adjusted EBITDA	$104,564,452	$46,249,336	$179,414,324	$93,120,410

(2)	We define calendar days as the total number of days in a period during which each vessel in our fleet was owned or operated pursuant to a bareboat charter. Calendar days are an indicator of the size of the fleet over a period and affect both the amount of revenues and the amount of expenses that are recorded during that period.

(3)	We define time chartered-in days as the aggregate number of days in a period during which we time chartered-in vessels from third parties. Time chartered-in days are an indicator of the size of the fleet over a period and affect both the amount of revenues and the amount of charter hire expenses that are recorded during that period.

(4)	We define available days as the sum of calendar days and time chartered-in days (collectively representing our commercially-managed vessels) less aggregate off hire days associated with scheduled maintenance, which include major repairs, drydockings, vessel upgrades or special or intermediate surveys. We use available days to measure the aggregate number of days in a period that our vessels should be capable of generating revenues.

(5)	We define operating days as available days less the aggregate number of days that the commercially-managed vessels in our fleet are off‑hire for any reason other than scheduled maintenance (e.g., commercial waiting, repositioning following drydocking, etc.). We use operating days to measure the number of days in a period that our operating vessels are on hire (refer to 8 below).

(6)	We calculate fleet utilization by dividing the number of operating days during a period by the number of available days during that period. An increase in non-scheduled off-hire days would reduce our operating days, and, therefore, our fleet utilization. We use fleet utilization to measure our ability to efficiently find suitable employment for our vessels.

(7)	Time charter equivalent rate, or TCE rate, is a non-U.S. GAAP measure of the average daily revenue performance of a vessel. TCE rate is a shipping industry performance measure used primarily to compare period‑to‑period changes in a shipping company’s performance despite changes in the mix of charter types (such as time charters, voyage charters) under which the vessels may be employed between the periods and is a factor in management’s business decisions and is useful to investors in understanding our underlying performance and business trends. Our method of calculating TCE rate is to divide revenue net of voyage expenses by operating days for the relevant time period, which may not be calculated the same by other companies. Note that our calculation of TCE includes our portion of the net profit of the Helios Pool, which may also cause our calculation to differ from that of companies which do not account for pooling arrangements as we do.

The following table sets forth a reconciliation of revenues to TCE rate (unaudited) for the periods presented:

(in U.S. dollars, except operating days)	Three months ended		Six months ended
Numerator:	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Revenues	$144,698,462	$75,968,187	$256,261,369	$152,791,909
Voyage expenses	(1,221,228)	(1,367,618)	(1,519,611)	(2,143,163)
Time charter equivalent	$143,477,234	$74,600,567	$254,741,758	$150,648,746

Pool adjustment*	—	—	895,272	(514,015)
Time charter equivalent excluding pool adjustment*	$143,477,234	$74,600,569	$255,637,030	$150,134,731

Denominator:
Operating days	2,203	1,836	4,378	3,756
TCE rate:
Time charter equivalent rate	$65,128	$40,632	$58,187	$40,109
TCE rate excluding pool adjustment*	$65,128	$40,632	$58,391	$39,972

*  Adjusted for the effects of reallocations of pool profits in accordance with the pool participation agreements primarily resulting from the actual speed and consumption performance of the vessels operating in the Helios Pool exceeding the originally estimated speed and consumption levels.

(8)	We determine operating days for each vessel based on the underlying vessel employment, including our vessels in the Helios Pool, or the Company Methodology. If we were to calculate operating days for each vessel within the Helios Pool as a variable rate time charter, or the Alternate Methodology, our operating days and fleet utilization would be increased with a corresponding reduction to our TCE rate. Operating data using both methodologies is as follows:

	Three months ended		Six months ended
Company Methodology:	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Operating Days	2,203	1,836	4,378	3,756
Fleet Utilization	96.5%	90.7%	97.2%	93.3%
Time charter equivalent rate	$65,128	$40,632	$58,187	$40,109

Alternate Methodology:
Operating Days	2,284	2,021	4,502	4,009
Fleet Utilization	100.0%	99.9%	100.0%	99.6%
Time charter equivalent rate	$62,818	$36,913	$56,584	$37,578

We believe that the Company Methodology using the underlying vessel employment provides more meaningful insight into market conditions and the performance of our vessels.

(9)	Daily vessel operating expenses are calculated by dividing vessel operating expenses by calendar days for the relevant time period.

Liquidity and Capital Resources

Our business is capital intensive, and our future success depends on our ability to maintain a high-quality fleet. As of September 30, 2023, we had cash and cash equivalents of $192.0 million and non-current restricted cash of $0.1 million.

Our primary source of capital during the six months ended September 30, 2023 was $163.6 million in cash generated from operations. As of September 30, 2023, the outstanding balance of our long-term debt, net of deferred financing fees of $5.6 million, was $631.5 million including $53.3 million of principal on our long-term debt scheduled to be repaid within the next twelve months.

Operating expenses, including expenses to maintain the quality of our vessels in order to comply with international shipping standards and environmental laws and regulations, the funding of working capital requirements, long-term debt repayments, financing costs, commitments for drydocking and scrubbers represent our short-term, medium-term and long-term liquidity needs as of September 30, 2023. We anticipate satisfying our liquidity needs for at least the next twelve months with cash on hand and cash from operations. We may also seek additional liquidity by drawing down our $20.0 million senior secured revolving credit facility or through alternative sources of debt financings and/or through equity financings by way of private or public offerings. However, if these sources are insufficient to satisfy our short-term liquidity needs, or to satisfy our future medium-term or long-term liquidity needs, we may need to seek alternative sources of financing and/or modifications of our existing credit facility and financing arrangements. There is no assurance that we will be able to obtain any such financing or modifications to our existing credit facility and financing arrangements on terms acceptable to us, or at all.

On February 2, 2022, our Board of Directors authorized the repurchase of up to $100.0 million of our common shares (the “2022 Common Share Repurchase Authority”). Under these authorizations, when in force, purchases were and may be made at our discretion in the form of open market repurchase programs, privately negotiated transactions, accelerated share repurchase programs or a combination of these methods. The actual amount and timing of share repurchases are subject to capital availability, our determination that share repurchases are in the best interests of our shareholders, and market conditions. As of September 30, 2023, our total purchases under the 2022 Common Share Repurchase Authority totaled 50,000 shares for an aggregate consideration of $0.7 million. We are not obligated to make any common share repurchases.

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

On July 27, 2023, we announced that our Board of Directors declared an irregular cash dividend of $1.00 per share of the Company’s common stock to all shareholders of record as of the close of business on August 10, 2023, totaling $40.6 million. We paid $40.3 million on September 5, 2023, with the remaining $0.3 million deferred until certain shares of restricted stock vest.

On October 6, 2023, we announced that our Board of Directors declared an irregular cash dividend of $1.00 per share of the Company’s common stock, returning $40.6 million of capital to shareholders. The dividend is payable on or about November 2, 2023 to all shareholders of record as of the close of business on October 20, 2023.

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

Cash Flows

The following table summarizes our cash and cash equivalents provided by/(used in) operating, financing and investing activities for the six months ended September 30:

	September 30, 2023	September 30, 2022
Net cash provided by operating activities	$163,567,062	$83,273,877
Net cash used in investing activities	(9,357,508)	(9,073,359)
Net cash used in financing activities	(110,781,950)	(169,130,423)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	$43,244,997	$(95,480,303)

Operating Cash Flows.  Net cash provided by operating activities for the six months ended September 30, 2023 was $163.6 million, compared to $83.3 million for the six months ended September 30, 2022. The increase in cash generated from operations of $80.3 million is primarily related to an increase in cash flows from operating profits (refer to Results of Operations – For the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, for drivers of changes in revenues and expenses for the applicable periods).

Net cash flow from operating activities depends upon our overall profitability, market rates for vessels employed on voyage charters and in the Helios Pool, charter rates agreed to for time charters, the timing and amount of payments for drydocking expenditures and unscheduled repairs and maintenance, fluctuations in working capital balances and bunker costs.

Investing Cash Flows.  Net cash used in investing activities was $9.4 million for the six months ended September 30, 2023 compared with net cash used in investing activities of $9.1 million for the six months ended September 30, 2022. For the six months ended September 30, 2023, net cash used in investing activities was comprised of $7.3 million of capital expenditure payments for vessel capital expenditures and $2.0 million in purchases of investment securities. For the six  months ended September 30, 2022, net cash used in investing activities was comprised of $9.3 million of capital expenditure payments for vessels and vessels under construction and a $1.8 million purchase of long-term investments, partially offset by $2.0 million in proceeds from the sale of investment securities.

Financing Cash Flows.  Net cash used in financing activities was $110.8 million for the six months ended September 30, 2023, compared with $169.1 million for the six months ended September 30, 2022. For the six months ended September 30, 2023, net cash used in financing activities primarily consisted of (i) dividend payments of 81.6 million; (ii) repayments of long-term debt of $26.5 million; and (iii) payments to repurchase common stock of $2.7 million.

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

As our vessels age and our fleet expands, our drydocking expenses will increase. We estimate the current cash outlay for a VLGC special survey to be approximately $1.0 million per vessel (excluding any operating expenses incurred during drydock and any capital improvements, such as scrubbers and ballast water management systems) to the vessel that may be made during such drydockings and the cost of an intermediate survey to be between $100,000 and $200,000 per vessel. Ongoing costs for compliance with environmental regulations are primarily included as part of our drydocking and classification society survey costs. In order to comply with the International Maritime Organization mandated reductions in sulfur emissions that came into effect January 1, 2020, we have installed scrubbers on fourteen of our vessels and have one chartered-in scrubber-equipped vessel, which allows us to burn heavy fuel oil. Our other non-dual fuel vessels currently consume compliant fuels on board (0.5% sulfur), which are readily available globally, but at a significantly higher cost. We have entered into contracts to purchase a scrubber on an additional ECO VLGC and we have contractual commitments for scrubber purchases of $0.9 million as of September 30, 2023. We also have one newbuilding dual-fuel VLGC and three chartered-in dual-fuel vessels that have the capability to burn LPG as fuel, which we believe provides an economic benefit over traditional fuel. Please see "Item 1A. Risk Factors—Risks Relating to Our Company—We may incur increasing costs for the drydocking, maintenance or replacement of our vessels as they age, and, as our vessels age, the risks associated with older vessels could adversely affect our ability to obtain profitable charters” in our Annual Report on Form 10-K for the year ended March 31, 2023.

Debt Agreements

For information relating to our secured term loan facilities, refer to Note 9 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2023 and Note 6 to our unaudited interim condensed consolidated financial statements for September 30, 2023 included herein.

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

As of September 30, 2023, independent appraisals of our commercially and technically-managed VLGCs in our fleet had no indications of impairment on any of our VLGCs in accordance with ASC 360 Property, Plant, and Equipment. No impairment charges were recognized for September 30, 2023.

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

Interest Rate Risk

The LPG shipping industry is capital intensive, requiring significant amounts of investment. Much of this investment is provided in the form of long-term debt. One of the debt agreements, as described in Note 6 to our unaudited interim condensed consolidated financial statements, contains interest rates that fluctuate with SOFR. We have entered into interest rate swap agreements to hedge exposure to fluctuations of interest rate risk associated with that debt financing agreement and have hedged $172.0 million (corresponding to 80% of the outstanding indebtedness under that agreement) of amortizing principal of the 2022 Debt Facility as of September 30, 2023 and thus increasing interest rates could adversely impact our future earnings due to additional interest expense on our unhedged debt. For the 12 months following September 30, 2023, a hypothetical increase or decrease of 20 basis points in the underlying SOFR rates would result in an increase or decrease of our interest expense on all of our non-hedged interest-bearing debt by $0.1 million assuming all other variables are held constant.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2023. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those internal control systems determined to be effective can provide only a level of reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three and six months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The table below sets forth information regarding our purchases of our common shares during the quarterly period ended September 30, 2023:

			Total
			Number of
			Shares
			Purchased as
			Part of	Maximum Dollar
	Total		Publicly	Value of Shares
	Number	Average	Announced	that May Yet Be
	of Shares	Price Paid	Plans or	Purchased Under the
Period	Purchased	Per Share	Programs	Plan or Programs
July 1 to 31, 2023	—	$—	—	$99,250,225
August 1 to 31, 2023	82,136	28.33	—	99,250,225
September 1 to 30, 2023	3,319	28.44	—	99,250,225
Total	85,455	$24.85	—	$99,250,225

Purchases of our common shares during the quarterly period ended September 30, 2023 represent common shares reacquired in satisfaction of tax withholding obligations upon vesting of employee restricted equity awards.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2023, and as of September 30, 2023, no director or officer (as defined under Exchange Act Rule 16a-1(f)) of the Company has adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement”, as defined under Item 408(a) of Regulation S-K.

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

Dorian LPG Ltd.
(Registrant)

Date: November 1, 2023	/s/ John C. Hadjipateras
John C. Hadjipateras
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 1, 2023	/s/ Theodore B. Young
Theodore B. Young
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)