Form 10-Q
period 2023-12-31
DORIAN LPG LTD.
filed 2024-02-01
CIK 1596993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

As of January 26, 2024, there were 40,593,079 shares of the registrant’s common stock outstanding.

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

These risks include the risks that are identified in the “Risk Factors” section of this quarterly report and of our Annual Report on Form 10-K for the fiscal year ended March 31, 2023, and also include, among others, risks associated with the following:

●	our future operating or financial results;

●	our business strategies, including with respect to acquisitions and chartering, and expected capital spending or operating expenses, as well as any difficulty we may have in managing planned growth properly;

●	the strength of world economies;

●	shipping trends, including changes in charter rates applicable to alternative propulsion technologies, exhaust gas cleaning system (commonly referred to as a “scrubber”) equipped and non-scrubber equipped vessels, scrapping rates and vessel and other asset values;

●	changes in trading patterns that impact tonnage requirements, including without limitation, changes resulting from the current war in Ukraine, and the armed conflict in Israel and Gaza and the related Houthi vessel attacks in the Red Sea, which has resulted in companies re-routing vessels around the Cape of Good Hope rather than transiting through the Suez Canal and/or the Red Sea;

●	compliance with laws, treaties, rules, regulations and policies (including amendments or other changes thereto) applicable to the liquefied petroleum gas, or LPG, shipping industry, including, without limitation, legislation adopted by international organizations such as the International Maritime Organization and the European Union or by individual countries, as well as the impact and costs of our compliance with, and the potential of liability under, such laws, treaties, rules, regulations and policies;

●	investors’, banks’, counterparties’ and other stakeholders’ increasing emphasis on environmental and safety concerns and increasing scrutiny and changing expectations with respect to public company Environmental, Social and Governance (ESG) policies and costs related to compliance with ESG measures;

●	general economic conditions and specific economic conditions in the oil and natural gas industry and the countries and regions where LPG is produced and consumed, including the impact of central bank policies, intended to combat inflation and rising interest rates, on the demand for LPG;

●	completion of infrastructure projects to support marine transportation of LPG, including export terminals and pipelines;

●	factors affecting supply of and demand for LPG including propane, butane, isobutane, propylene and mixtures of these gases, LPG shipping, and LPG vessels, including, among other things: the production levels, price and worldwide consumption and storage of oil, refined petroleum products and natural gas, including production from United States shale fields; any oversupply of or limited demand for LPG vessels comparable to ours or higher specification vessels; trade conflicts and the imposition of tariffs or otherwise on LPG resulting from domestic and international political and geopolitical conditions or events, including “trade wars”, the ongoing conflict between Russia and Ukraine, the developments in the Middle East, including the armed conflict in Israel and Gaza and the related Houthi's vessel attacks in the Red Sea; and shifts in consumer demand from LPG towards other energy sources;

●	any decrease in the value of the charter-free market values of our vessels or reduction in our charter hire rates and profitability associated with such vessels as a result of increase in the supply of or decrease in the demand for LPG, LPG shipping or LPG vessels;

●	business disruptions, including supply chain issues, due to damage to storage or receiving facilities, or natural disasters;

●	greater than anticipated levels of LPG vessel newbuilding orders or lower than anticipated rates of LPG vessel scrapping;

●	the aging of the Company’s fleet which could result in increased operating costs, impairment or loss of hire;

●	our ability to profitably employ our vessels, including vessels participating in the Helios Pool (defined below);

●	unavailability of spot charters and the volatility of prevailing spot market charter rates, which may affect our ability to realize the expected benefits from our time chartered-in vessels, including those in the Helios Pool;

●	failure of our charterers or other counterparties to meet their obligations under our charter agreements;

●	shareholders’ reliance on us to enforce our rights against contract counterparties;

●	competition in the LPG shipping industry, including our ability to compete successfully for future chartering opportunities and newbuilding opportunities (if any);

●	future purchase prices of newbuildings and secondhand vessels and timely deliveries of such vessels (if any) and, relatedly, the risks associated with the purchase of second-hand vessels;

●	the performance of the Helios Pool, including the failure of its significant customers to perform their obligations and the loss or reduction in business from its significant customers (or if the same were to occur with respect to our significant customers);

●	the availability of and our ability to obtain such financing and capital to refinance existing indebtedness and to fund capital expenditures, acquisitions and other general corporate purposes, the terms of such financing or capital and our ability to comply with the restrictions and other covenants set forth in our existing and future debt agreements and financing arrangements (and our ability to repay or refinance our existing debt and settling of interest rate swaps, if any);

●	our costs, including crew wages, insurance, provisions, repairs and maintenance, general and administrative expenses, drydocking, and bunker prices, as applicable;

●	any inability to retain and recruit qualified key executives, key employees, key consultants or skilled workers and, relatedly, our dependence on key personnel and the availability of skilled workers, and the related labor costs, including as a result of the ongoing conflict between Russia and Ukraine;

●	the potential difference in interests between or among certain of our directors, officers, key executives and shareholders;

●	quality and efficiency requirements from customers and applicable laws and regulations and developments regarding the technologies relating to the LPG sector and the effects of and our ability to implement new products and new technology available in our industry, including with respect to equipment propulsion and overall vessel efficiency, including the reduction of traditional emissions;

●	potential new environmental regulations and restrictions in respect of decarbonization, whether at a global level stipulated by the International Maritime Organization, including the recently adopted strategy to reduce greenhouse gas emissions in international shipping by the Marine Environment Protection Committee at its 80th session in July 2023, or imposed by regional or national authorities, affecting fuel costs, vessel speeds, equipment requirements or other alterations or adjustments, including the installation of Engine Power Limitation (EPL) systems, that could impose additional costs of operations on our business;

●	operating hazards in the maritime transportation industry, and catastrophic events, including accidents, political events, public health threats (including the outbreak of communicable diseases), international hostilities and instability, armed conflict, piracy, attacks on vessels or other petroleum-related infrastructures and acts by terrorists, which may cause potential disruption of shipping routes;

●	the length and severity of epidemics and other public health concerns, including any impact on the demand for commercial seaborne transportation of LPG, supply chain disruptions and the condition of financial markets and the potential associated impacts to our global operations;

●	business disruptions due to natural disasters or adverse weather outside of our control;

●	the adequacy of our insurance coverage in the event of a catastrophic event;

●	the failure to protect our information systems against security breaches, or the failure or unavailability of these systems for a significant period;

●	the arresting or attachment of one or more of our vessels by maritime claimants;

●	compliance with and changes to governmental, tax, environmental and safety laws and regulations, which may add to our costs or the costs of our customers;

●	fluctuations in currencies, foreign exchange rates, and interest rates including, but not limited to, the Secured Overnight Financing Rate (“SOFR”);

●	compliance with the United States Foreign Corrupt Practices Act of 1977, the United Kingdom Bribery Act 2010, or other applicable regulations relating to bribery;

●	the volatility of the price of shares of our common stock (our “common shares”) and future sales of our common shares;

●	our incorporation under the laws of the Republic of the Marshall Islands and the different rights to relief that may be available compared to other countries, including the United States;

●	congestion at or blockages of ports or canals, including drought conditions at the Panama Canal;

●	any developments in the existing Panama Canal transportation structure as a result of the study announced by the Panamanian government and Energy Transfer LP to analyze the prospects of building an LPG pipeline, potentially running beside the existing Panama Canal and linking the Atlantic Ocean with the Pacific Ocean;

●	if we are required to pay tax on U.S. source income;

●	if we are treated as a “passive foreign investment company”; and

●	other factors detailed in this report and from time to time in our periodic reports.

Actual results could differ materially from expectations expressed in the forward-looking statements if one or more of the underlying assumptions or expectations prove to be inaccurate or is not realized. You should thoroughly read this report with the understanding that our actual future results may be materially different from and worse than what we expect. Other sections of this report include additional factors that could adversely impact our business and financial performance. Moreover, we operate in an evolving environment. New risk factors and uncertainties emerge from time to time and it is not possible for our management to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We qualify all of the forward-looking statements by these cautionary statements.

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

Dorian LPG Ltd.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dorian LPG Ltd.

Unaudited Condensed Consolidated Balance Sheets

(Expressed in United States Dollars, except for share data)

	As of	As of
	December 31, 2023	March 31, 2023
Assets
Current assets
Cash and cash equivalents	$208,460,209	$148,797,232
Trade receivables, net and accrued revenues	2,782,267	3,282,256
Due from related parties	110,558,735	73,070,095
Inventories	2,573,110	2,642,395
Prepaid expenses and other current assets	14,955,165	8,507,007
Total current assets	339,329,486	236,298,985
Fixed assets
Vessels, net	1,224,003,052	1,263,928,605
Vessel under construction	26,346	—
Other fixed assets, net	—	48,213
Total fixed assets	1,224,029,398	1,263,976,818
Other non-current assets
Deferred charges, net	12,162,891	8,367,301
Derivative instruments	7,628,093	9,278,544
Due from related parties—non-current	25,300,000	20,900,000
Restricted cash—non-current	77,327	76,418
Operating lease right-of-use assets	199,554,138	158,179,398
Available-for-sale securities	9,717,520	11,366,838
Other non-current assets	2,536,765	469,227
Total assets	$1,820,335,618	$1,708,913,529
Liabilities and shareholders’ equity
Current liabilities
Trade accounts payable	$11,435,017	$10,807,376
Accrued expenses	4,170,170	5,637,725
Due to related parties	159,748	168,793
Deferred income	417,408	208,558
Current portion of long-term operating lease liabilities	31,942,176	23,407,555
Current portion of long-term debt	53,433,423	53,110,676
Dividends payable	893,155	1,255,861
Total current liabilities	102,451,097	94,596,544
Long-term liabilities
Long-term debt—net of current portion and deferred financing fees	564,686,247	604,256,670
Long-term operating lease liabilities	167,628,339	134,782,483
Other long-term liabilities	1,511,619	1,431,510
Total long-term liabilities	733,826,205	740,470,663
Total liabilities	836,277,302	835,067,207
Commitments and contingencies	—	—
Shareholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued nor outstanding	—	—
Common stock, $0.01 par value, 450,000,000 shares authorized, 51,955,408 and 51,630,593 shares issued, 40,607,892 and 40,382,730 shares outstanding (net of treasury stock), as of December 31, 2023 and March 31, 2023, respectively	519,554	516,306
Additional paid-in-capital	770,720,529	764,383,292
Treasury stock, at cost; 11,347,516 and 11,247,863 shares as of December 31, 2023 and March 31, 2023, respectively	(125,670,534)	(122,896,838)
Retained earnings	338,488,767	231,843,562
Total shareholders’ equity	984,058,316	873,846,322
Total liabilities and shareholders’ equity	$1,820,335,618	$1,708,913,529

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dorian LPG Ltd.

Unaudited Condensed Consolidated Statements of Operations

(Expressed in United States Dollars)

	Three months ended		Nine months ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Revenues
Net pool revenues—related party	$155,922,970	$96,558,251	$398,160,923	$237,314,421
Time charter revenues	6,410,997	5,971,056	19,310,237	17,410,513
Other revenues, net	730,536	792,949	1,854,712	1,389,231
Total revenues	163,064,503	103,322,256	419,325,872	256,114,165
Expenses
Voyage expenses	772,879	424,343	2,292,490	2,567,506
Charter hire expenses	8,359,808	5,215,144	30,975,037	15,975,622
Vessel operating expenses	19,196,097	17,919,058	60,015,602	52,541,678
Depreciation and amortization	17,380,846	15,959,727	51,082,082	47,706,925
General and administrative expenses	7,659,466	6,947,964	30,456,251	24,537,134
Total expenses	53,369,096	46,466,236	174,821,462	143,328,865
Other income—related parties	645,454	638,055	1,946,837	1,793,595
Operating income	110,340,861	57,494,075	246,451,247	114,578,895
Other income/(expenses)
Interest and finance costs	(10,076,638)	(8,636,387)	(30,795,368)	(28,592,104)
Interest income	2,903,622	1,165,596	6,624,594	2,341,085
Unrealized gain/(loss) on derivatives	(6,070,320)	(700,015)	(1,650,452)	4,847,064
Realized gain on derivatives	1,916,347	1,404,004	5,692,328	1,997,815
Other gain/(loss), net	959,041	536,437	1,884,366	1,250,140
Total other income/(expenses), net	(10,367,948)	(6,230,365)	(18,244,532)	(18,156,000)
Net income	$99,972,913	$51,263,710	$228,206,715	$96,422,895

Weighted average shares outstanding:
Basic	40,350,476	40,091,299	40,202,758	40,004,100
Diluted	40,507,503	40,254,774	40,371,134	40,178,642

Earnings per common share—basic	$2.48	$1.28	$5.68	$2.41
Earnings per common share—diluted	$2.47	$1.27	$5.65	$2.40

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dorian LPG Ltd.

Unaudited Condensed Consolidated Statements of Shareholders’ Equity

(Expressed in United States Dollars, except for number of shares)

	Number of			Additional
	common	Common	Treasury	paid-in	Retained
	shares	stock	stock	capital	Earnings	Total
Balance, April 1, 2022	51,321,695	$513,217	$(121,226,936)	$760,105,994	$280,759,140	$920,151,415
Net income for the period	—	—	—	—	24,847,720	24,847,720
Restricted share award issuances	15,750	158	—	(158)	—	—
Dividend ($2.50 per common share)	—	—	—	—	(100,337,605)	(100,337,605)
Stock-based compensation	—	—	—	658,872	—	658,872
Purchase of treasury stock	—	—	(971,067)	—	—	(971,067)
Balance, June 30, 2022	51,337,445	$513,375	$(122,198,003)	$760,764,708	$205,269,255	$844,349,335
Net income for the period	—	—	—	—	20,311,465	20,311,465
Restricted share award issuances	240,751	2,408	—	(2,408)	—	—
Dividend ($1.00 per common share)	—	—	—	—	(40,332,833)	(40,332,833)
Stock-based compensation	—	—	—	1,740,328	—	1,740,328
Purchase of treasury stock	—	—	(698,835)	—	—	(698,835)
Balance, September 30, 2022	51,578,196	$515,783	$(122,896,838)	$762,502,628	$185,247,887	$825,369,460
Net income for the period	—	—	—	—	51,263,710	51,263,710
Restricted share award issuances	17,702	177	—	(177)	—	—
Dividend ($1.00 per common share)	—	—	—	—	(40,350,535)	(40,350,535)
Stock-based compensation	—	—	—	1,044,645	—	1,044,645
Balance, December 31, 2022	51,595,898	$515,960	$(122,896,838)	$763,547,096	$196,161,062	$837,327,280

	Number of			Additional
	common	Common	Treasury	paid-in	Retained
	shares	stock	stock	capital	Earnings	Total
Balance, April 1, 2023	51,630,593	$516,306	$(122,896,838)	$764,383,292	$231,843,562	$873,846,322
Net income for the period	—	—	—	—	51,721,137	51,721,137
Restricted share award issuances	23,750	238	—	(238)	—	—
Dividend ($1.00 per common share)	—	—	—	—	(40,382,730)	(40,382,730)
Stock-based compensation	—	—	—	776,607	—	776,607
Purchase of treasury stock	—	—	(352,627)	—	—	(352,627)
Balance, June 30, 2023	51,654,343	$516,544	$(123,249,465)	$765,159,661	$243,181,969	$885,608,709
Net income for the period	—	—	—	—	76,512,665	76,512,665
Restricted share award issuances	301,065	3,010	—	(3,010)	—	—
Dividend ($1.00 per common share)	—	—	—	—	(40,570,888)	(40,570,888)
Stock-based compensation	—	—	—	4,179,798	—	4,179,798
Purchase of treasury stock	—	—	(2,421,069)	—	—	(2,421,069)
Balance, September 30, 2023	51,955,408	$519,554	$(125,670,534)	$769,336,449	$279,123,746	$923,309,215
Net income for the period	—	—	—	—	99,972,913	99,972,913
Dividend ($1.00 per common share)	—	—	—	—	(40,607,892)	(40,607,892)
Stock-based compensation	—	—	—	1,384,080	—	1,384,080
Balance, December 31, 2023	51,955,408	$519,554	$(125,670,534)	$770,720,529	$338,488,767	$984,058,316

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dorian LPG Ltd.

Unaudited Condensed Consolidated Statements of Cash Flows

(Expressed in United States Dollars)

	Nine months ended
	December 31, 2023	December 31, 2022
Cash flows from operating activities:
Net income	$228,206,715	$96,422,895
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,082,082	47,706,925
Amortization of operating lease right-of-use assets	21,280,972	7,196,279
Amortization of financing costs	927,988	5,210,541
Unrealized (gain)/loss on derivatives	1,650,452	(4,847,064)
Stock-based compensation expense	6,340,485	3,443,845
Unrealized foreign currency (gain)/loss, net	217,774	527,028
Other non-cash items, net	(2,964,462)	(1,743,887)
Changes in operating assets and liabilities
Trade receivables, net and accrued revenue	499,989	(7,437,083)
Prepaid expenses and other current assets	(4,975,935)	274,780
Due from related parties	(41,888,640)	(21,239,222)
Inventories	69,285	(346,553)
Other non-current assets	2,130,087	310,393
Operating lease liabilities—current and long-term	(20,375,268)	(7,150,782)
Trade accounts payable	(115,232)	(376,919)
Accrued expenses and other liabilities	(1,588,974)	2,392,779
Due to related parties	(9,045)	6,004,164
Payments for drydocking costs	(6,279,438)	(304,514)
Net cash provided by operating activities	234,208,835	126,043,605
Cash flows from investing activities:
Payments for vessels under construction and vessel capital expenditures	(7,951,447)	(10,139,570)
Purchase of investment securities	(5,978,390)	—
Purchase of U.S. treasury notes	—	(1,801,582)
Proceeds from sale of investment securities	4,029,944	2,003,458
Net cash used in investing activities	(9,899,893)	(9,937,694)
Cash flows from financing activities:
Proceeds from long-term debt borrowings	—	290,000,000
Repayment of long-term debt borrowings	(39,793,164)	(324,390,585)
Repurchase of common stock	(2,773,696)	(1,669,902)
Financing costs paid	—	(6,266,267)
Dividends paid	(121,924,216)	(180,504,027)
Net cash used in financing activities	(164,491,076)	(222,830,781)
Effects of exchange rates on cash and cash equivalents	(153,980)	(220,014)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	59,663,886	(106,944,884)
Cash, cash equivalents, and restricted cash at the beginning of the period	148,873,650	236,836,914
Cash, cash equivalents, and restricted cash at the end of the period	$208,537,536	$129,892,030
Supplemental disclosure of cash flow information
Cash paid for interest excluding interest capitalized to vessels	$28,850,983	$22,023,110
Cash paid for operating leases	31,317,200	7,571,739
Capitalized drydocking costs included in liabilities	735,747	921,743
Vessel-related capital expenditures included in liabilities	1,563,580	1,121,371
Unpaid dividends included in liabilities	893,155	1,011,126
Financing costs included in liabilities	1,112,750	469,600

Reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the total amount of such items reported in the statements of cash flows:
Cash and cash equivalents	$208,460,209	$129,816,670
Restricted cash—non-current	77,327	75,360
Cash and cash equivalents and restricted cash at end of period shown in the statement of cash flows	$208,537,536	$129,892,030

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dorian LPG Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

(Expressed in United States Dollars)

1. Basis of Presentation and General Information

Dorian LPG Ltd. (“Dorian”) was incorporated on July 1, 2013 under the laws of the Republic of the Marshall Islands, is headquartered in the United States, and is engaged in the transportation of liquefied petroleum gas (“LPG”) worldwide. Specifically, Dorian and its subsidiaries (together “we”, “us”, “our”, or the “Company”) are focused on owning and operating very large gas carriers (“VLGCs”), each with a cargo carrying capacity of greater than 80,000 cbm, in the LPG shipping industry. As of December 31, 2023, our fleet consists of twenty-five VLGCs, including one dual-fuel 84,000 cbm ECO-design VLGC, or our Dual-fuel ECO VLGC; nineteen fuel-efficient 84,000 cbm ECO-design VLGCs, or our ECO VLGCs; one 82,000 cbm modern VLGC; three time chartered-in dual-fuel Panamax size VLGCs; and one time chartered-in ECO VLGC. The dual-fuel Panamax size VLGC that we took delivery of on July 10, 2023 is equipped with a shaft generator, which generates additional electricity that can be used to reduce fuel consumption and carbon emissions. As of December 31, 2023, fifteen of our ECO-VLGCs, including one of our time chartered-in ECO-VLGCs, are equipped with exhaust gas cleaning systems (commonly referred to as “scrubbers”) to reduce sulfur emissions. As of December 31, 2023, we have additional commitments related to scrubbers on one of our VLGCs. We provide in-house commercial management services for all of our vessels, including our vessels deployed in the Helios Pool (defined below), which may also receive commercial management services from MOL Energia (defined below). Excluding our time chartered-in vessels, we provide in-house technical management services for all of our vessels, including our vessels deployed in the Helios Pool. On November 24, 2023, we entered into a shipbuilding contract for a newbuilding Very Large Gas Carrier / Ammonia Carrier (“VLGC/AC’) with a cargo carrying capacity of 93,000 cbm that can transport LPG or ammonia and is expected to be delivered from Hanwha Ocean Co. Ltd. in the third calendar quarter of 2026.

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

Our subsidiaries as of December 31, 2023, which are all wholly-owned and are incorporated in the Republic of the Marshall Islands (unless otherwise noted), are listed below.

Vessel Subsidiaries

	Type of
Subsidiary	vessel	Vessel’s name	Built	CBM(1)
CJNP LPG Transport LLC	VLGC	Captain John NP	2007	82,000
Comet LPG Transport LLC	VLGC	Comet	2014	84,000
Corsair LPG Transport LLC	VLGC	Corsair(2)	2014	84,000
Corvette LPG Transport LLC	VLGC	Corvette	2015	84,000
Dorian Shanghai LPG Transport LLC	VLGC	Cougar(2)	2015	84,000
Concorde LPG Transport LLC	VLGC	Concorde	2015	84,000
Dorian Houston LPG Transport LLC	VLGC	Cobra	2015	84,000
Dorian Sao Paulo LPG Transport LLC	VLGC	Continental	2015	84,000
Dorian Ulsan LPG Transport LLC	VLGC	Constitution	2015	84,000
Dorian Amsterdam LPG Transport LLC	VLGC	Commodore	2015	84,000
Dorian Dubai LPG Transport LLC	VLGC	Cresques(2)	2015	84,000
Constellation LPG Transport LLC	VLGC	Constellation	2015	84,000
Dorian Monaco LPG Transport LLC	VLGC	Cheyenne	2015	84,000
Dorian Barcelona LPG Transport LLC	VLGC	Clermont	2015	84,000
Dorian Geneva LPG Transport LLC	VLGC	Cratis(2)	2015	84,000
Dorian Cape Town LPG Transport LLC	VLGC	Chaparral(2)	2015	84,000
Dorian Tokyo LPG Transport LLC	VLGC	Copernicus(2)	2015	84,000
Commander LPG Transport LLC	VLGC	Commander	2015	84,000
Dorian Explorer LPG Transport LLC	VLGC	Challenger	2015	84,000
Dorian Exporter LPG Transport LLC	VLGC	Caravelle(2)	2016	84,000
Dorian Sakura LPG Transport LLC	VLGC	Captain Markos(2)	2023	84,000
Dorian LPG Ammonia Transport LLC	VLGC/AC	Hull No. 2373	2026(3)	93,000

Management and Other Subsidiaries

Subsidiary
Dorian LPG Management Corp.
Dorian LPG (USA) LLC (incorporated in USA)
Dorian LPG (UK) Ltd. (incorporated in UK)
Dorian LPG Finance LLC
Occident River Trading Limited (incorporated in UK)
Dorian LPG (DK) ApS (incorporated in Denmark)
Dorian LPG Chartering LLC
Dorian LPG FFAS LLC
Dorian LPG US Lease Finance LLC
Dorian LPG Nippon Finance LLC
(1)	CBM: Cubic meters, a standard measure for LPG tanker capacity
(2)	Operated pursuant to a bareboat charter agreement as of December 31, 2023. Refer to Note 6 below for further information.
(3)	The applicable vessel is expected to be delivered in calendar year 2026.

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

Recent Accounting Pronouncements

There were no recent updates to the Accounting Standards Codification issued by the Financial Accounting Standards Board that were applicable to our unaudited condensed consolidated financial statements.

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

Dorian LPG (USA) LLC and its subsidiaries entered into an agreement with DHSA, retroactive to July 2014 and superseding an agreement between Dorian LPG (UK) Ltd. and DHSA, for the provision by Dorian LPG (USA) LLC and its subsidiaries of certain chartering and marine operation services to DHSA, for which income was earned and included in “Other income-related parties” totaling less than $0.1 million for both the three months ended December 31, 2023 and 2022 and $0.1 million for both the nine months ended December 31, 2023 and 2022.

As of December 31, 2023, there was less than $0.1 million included in “Due from related parties” in the unaudited condensed consolidated balance sheet and as of March 31, 2023, there was nothing due from DHSA.

Helios LPG Pool LLC

On April 1, 2015, Dorian and MOL Energia began operations of the Helios Pool, which entered into pool participation agreements for the purpose of establishing and operating, as charterer, under variable rate time charters to be entered into with owners or disponent owners of VLGCs, a commercial pool of VLGCs whereby revenues and expenses are shared. We hold a 50% interest in the Helios Pool as a joint venture with MOL Energia and all significant rights and obligations are equally shared by both parties. All profits of the Helios Pool are distributed to the pool participants based on pool points (see below for description of pool points) assigned to each vessel as variable charter hire and, as a result, there are no profits available to the equity investors as a share of equity. We have determined that the Helios Pool is a variable interest entity as it does not have sufficient equity at risk. We do not consolidate the Helios Pool because we are not the primary beneficiary and do not have a controlling financial interest. In consideration of Accounting Standards Codification (“ASC”) 810-10-50-4e, the significant factors considered and judgments made in determining that the power to direct the activities of the Helios Pool that most significantly impact the entity’s economic performance are shared, in that all significant performance activities which relate to approval of pool policies and strategies related to pool customers and the marketing of the pool for the procurement of customers for the pool vessels, addition of new pool vessels and the pool cost management, require unanimous board consent from a board consisting of two members from each joint venture investor. Further, in accordance with the guidance in ASC 810-10-25-38D, the Company and MOL Energia are not related parties as defined in ASC 850 nor are they de facto agents pursuant to ASC 810-10, the power over the significant activities of the Helios Pool is shared, and no party is the primary beneficiary in the Helios Pool, or has a controlling financial interest. As of December 31, 2023, the Helios Pool operated twenty-seven VLGCs, including twenty-three vessels from our fleet (including four vessels time chartered-in from unrelated parties) and four MOL Energia vessels.

As of December 31, 2023, we had net receivables from the Helios Pool of $110.3 million (net of amounts due to Helios Pool less than $0.1 million which are reflected under “Due to related Parties”), including $25.3 million of working capital contributed for the operation of our vessels in the pool. As of March 31, 2023, we had net receivables from the Helios Pool of $93.7 million (net of an amount due to Helios Pool of $0.2 million which are reflected under “Due to related Parties”), including $22.0 million of working capital contributed for the operation of our vessels in the pool (of which $1.1 million was classified as current). Our maximum exposure to losses from the pool as of December 31, 2023 is limited to the receivables from the pool. The Helios Pool does not have any third-party debt obligations. The Helios Pool has entered into commercial management agreements with each of Dorian LPG (DK) ApS and MOL Energia and has appointed both as the exclusive commercial managers of pool vessels. Fees for such services earned by Dorian LPG (DK) ApS are included in “Other income-related parties” in the unaudited interim condensed consolidated statement of operations and were $0.6 million for both the three months ended December 31, 2023, and 2022, respectively, and $1.8 million and $1.6 million for the nine months ended December 31, 2023, and 2022, respectively. Additionally, we receive a fixed reimbursement of expenses such as costs for security guards and war risk insurance for vessels operating in high-risk areas from the Helios Pool, for which we earned $0.4 million and $0.6 million for the three months ended December 31, 2023, and 2022, respectively, and $0.8 million and $1.1 million for the nine months ended December 31, 2023, and 2022, respectively, and are included in “Other revenues, net” in the unaudited interim condensed consolidated statements of operations.

Through our vessel owning subsidiaries, we have chartered vessels to the Helios Pool during the nine months ended December 31, 2023 and 2022. The time charter revenue from the Helios Pool is variable depending upon the net results of the pool, operating days and pool points for each vessel. The Helios Pool enters into voyage and time charters with external parties and receives freight and related revenue and, where applicable, incurs voyage costs such as bunkers, port costs and commissions. At the end of each month, the Helios Pool calculates net pool revenues using gross revenues, less voyage expenses of all pool vessels, less fixed time charter hire for any chartered-in vessels, less the general and administrative expenses of the pool as variable rate time charter hire for the relevant vessel to participants based on pool points (vessel attributes such as cargo carrying capacity, scrubber-equipped, fuel efficiency, fuel-type consumed, and speed are taken into consideration) and number of days the vessel participated in the pool in the period. In accordance with the pool participation agreements, pool points are finalized in arrears every six months ending September 30 and March 31 and pool profits are reallocated based on the actual recorded speed and consumption performance for each vessel operating in the Helios Pool during the preceding six-month period. Net pool revenues, less any amounts required for working capital of the Helios Pool, are distributed, to the extent they have been collected from third-party customers of the Helios Pool. We recognize net pool revenues on a monthly basis, when each relevant vessel has participated in the pool during the period and the amount of net pool revenues for the month can be estimated reliably. Revenue earned from the Helios Pool is presented in Note 11.

4. Deferred Charges, Net

The analysis and movement of deferred charges is presented in the table below:

Drydocking
costs
Balance, April 1, 2023	$8,367,301
Additions	6,780,894
Amortization	(2,985,304)
Balance, December 31, 2023	$12,162,891

5. Vessels, Net

		Accumulated
	Cost	depreciation	Net book Value
Balance, April 1, 2023	$1,724,463,634	$(460,535,029)	$1,263,928,605
Other additions	8,171,225	—	8,171,225
Depreciation	—	(48,096,778)	(48,096,778)
Balance, December 31, 2023	$1,732,634,859	$(508,631,807)	$1,224,003,052

Additions to vessels, net, mainly consisted of scrubber purchases and installation costs and other capital improvements for certain of our VLGCs during the nine months ended December 31, 2023. Our vessels, with a total carrying value of $1,190.2 million and $1,227.8 million as of December 31, 2023 and March 31, 2023, respectively, are first-priority mortgaged as collateral for our long-term debt (refer to Note 6 below). Captain John NP is our only VLGC that is not first-priority mortgaged as collateral for our long-term debt as of December 31, 2023 and March 31, 2023. No impairment loss was recorded for the periods presented.

6. Long-term Debt

2023 A&R Debt Facility /2022 Debt Facility

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

On December 22, 2023, we entered into an amended and restated debt financing facility (the “2023 A&R Debt Facility”) with CACIB, ING, SEB, BNP, and DSF to amend and restate the 2022 Debt Facility. The 2023 A&R Debt Facility consists of (i) a term loan facility in an aggregate original principal amount of $240.0 million, of which $215.0 million remained outstanding on the date of the agreement, (ii) a revolving credit facility in an aggregate principal amount of up to $50.0 million (previously $20.0 million) and (iii) a new, uncommitted accordion term loan facility in an aggregate principal amount of up to $100.0 million. The 2023 A&R Debt Facility matures on August 4, 2029, with drawn amounts thereunder accruing interest at a rate of SOFR plus a margin ranging between 2.05 and 2.15% depending on the ratio of outstanding debt under the facility to the value of the vessels secured under this facility, plus or minus a sustainability pricing adjustment of 0.05%. The undrawn revolving credit facility accrues interest at a rate equal to 0.40% of the margin.

The 2023 A&R Debt Facility is secured by, among other things, (i) first priority Bahamian mortgages on the vessels financed, (ii) first priority assignments of all of the financed vessels’ mandatory insurances and earnings and management agreements; (iii) first priority pledge in respect of all limited liability company interests of the borrowers and vessel-owning guarantors; (iv) first priority charter assignments of all of the financed vessels’ long-term charters to non-Helios LPG Pool parties with an original tenor greater than 13 months; and (v) a guaranty by the Company guaranteeing the obligations of the borrower and other guarantors under the facility agreement. The 2023 A&R Debt Facility further provides that the facility is to be secured by assignments of the borrower’s rights under any hedging contracts in connection with the facility, but such assignments have not been entered into at this time.

The 2023 A&R Debt Facility also contains customary covenants that require us to maintain adequate insurance coverage and to properly maintain the vessels. The loan facility includes customary events of default, including those relating to a failure to pay principal or interest, breaches of covenants, representations and warranties, a cross-default to certain other debt obligations and non-compliance with security documents, and customary restrictions on paying dividends if an event of default has occurred and is continuing, or if an event of default would result therefrom.

We are required to comply with the following financial covenants from the 2023 A&R Debt Facility (which are identical to the 2022 Debt Facility), calculated on a consolidated basis, determined and defined according to the provisions of the loan agreement and its amendments:

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

We were in compliance with all financial covenants as of December 31, 2023.

BALCAP Facility

Refer to Note 9 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2023 for information on our $83.4 million debt financing facility that we entered into on December, 29 2021 with Banc of America Leasing & Capital, LLC and other financial institutions (the “BALCAP Facility”).

We were in compliance with all financial covenants as of December 31, 2023.

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

Cresques Japanese Financing

Refer to Note 9 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2023 for information on the refinancing of our 2015-built VLGC, Cresques, pursuant to a memorandum of agreement and a bareboat charter agreement (the “Cresques Japanese Financing”). On June 12, 2023, we agreed to an addendum to the Cresques Japanese Financing’s bareboat charter agreement that became effective on June 20, 2023. The terms of the addendum include a switch from a floating interest rate of one-month SOFR plus a margin to a fixed interest rate of 6.55%.

Cratis Japanese Financing

Refer to Note 9 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2023 for information on the refinancing of our 2015-built VLGC, Cratis, pursuant to a memorandum of agreement and a bareboat charter agreement (the “Cratis Japanese Financing”).

Copernicus Japanese Financing

Refer to Note 9 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2023 for information on the refinancing of our 2015-built VLGC, Copernicus, pursuant to a memorandum of agreement and a bareboat charter agreement (the “Copernicus Japanese Financing”).

Chaparral Japanese Financing

Refer to Note 9 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2023 for information on the refinancing of our 2015-built VLGC, Chaparral, pursuant to a memorandum of agreement and a bareboat charter agreement (the “Chaparral Japanese Financing”).

Caravelle Japanese Financing

Refer to Note 9 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2023 for information on the refinancing of our 2016-built VLGC, Caravelle, pursuant to a memorandum of agreement and a bareboat charter agreement (the “Caravelle Japanese Financing”).

Cougar Japanese Financing

Refer to Note 9 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2023 for information on the refinancing of our 2016-built VLGC, Cougar, pursuant to a memorandum of agreement and a bareboat charter agreement (the “Cougar Japanese Financing”). On July 21, 2023, we agreed to an addendum to the Cougar Japanese Financing’s bareboat charter agreement that became effective on August 21, 2023. The terms of the addendum include a switch from a floating interest rate of three-month SOFR plus a margin to a fixed interest rate of 6.34%.

Captain Markos Dual-Fuel Japanese Financing

Refer to Note 9 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2023 for information on the financing of our 2023-built Dual-fuel VLGC, Captain Markos, pursuant to a memorandum of agreement and a bareboat charter agreement (the “Captain Markos Japanese Financing”). On June 12, 2023, we agreed to an addendum to the Captain Markos Dual-Fuel Japanese Financing’s bareboat charter agreement that became effective on June 30, 2023. The terms of the addendum include a switch from a floating interest rate of one-month SOFR plus a margin to a fixed interest rate of 6.39%.

Debt Obligations

The table below presents our debt obligations:

	December 31, 2023	March 31, 2023
2023 A&R Debt Facility/2022 Debt Facility	$210,000,000	$225,000,000

Japanese Financings
Corsair Japanese Financing	$31,958,334	$34,395,834
Cresques Japanese Financing	26,051,147	27,377,615
Cratis Japanese Financing	42,520,000	45,580,000
Copernicus Japanese Financing	42,520,000	45,580,000
Chaparral Japanese Financing	60,520,350	62,342,859
Caravelle Japanese Financing	43,400,000	46,100,000
Cougar Japanese Financing	44,600,000	47,300,000
Captain Markos Dual-Fuel Japanese Financing	53,900,000	55,790,000
Total Japanese Financings	$345,469,831	$364,466,308

BALCAP Facility	$68,299,438	$74,096,125

Total debt obligations	$623,769,269	$663,562,433
Less: deferred financing fees	5,649,599	6,195,087
Debt obligations—net of deferred financing fees	$618,119,670	$657,367,346

Presented as follows:
Current portion of long-term debt	$53,433,423	$53,110,676
Long-term debt—net of current portion and deferred financing fees	564,686,247	604,256,670
Total	$618,119,670	$657,367,346

Deferred Financing Fees

The analysis and movement of deferred financing fees is presented in the table below:

Financing
costs
Balance, April 1, 2023	$6,195,087
Additions	382,500
Amortization	(927,988)
Balance, December 31, 2023	$5,649,599

7. Leases

Time charter-in contracts

During the nine months ended December 31, 2023, we took delivery of the 2023-built dual-fuel Panamax VLGC Cristobal on time charter for seven years with two consecutive one-year charterer’s option periods, for up to an aggregate of nine years, and purchase options in the Company’s favor in years seven through nine. We initially recognized the applicable right-of-use asset and lease liability of this time chartered-in VLGC of $62.6 million on our balance sheet. As of December 31, 2023, right-of-use assets and lease liabilities related to all of our time charter-in VLGCs totaled $198.2 million and were recognized on our balance sheet. Our time chartered-in VLGCs were deployed in the Helios Pool and earned net pool revenues of $27.4 million and $9.2 million for the three months ended December 31, 2023 and 2022, respectively, and $73.6 million and $22.7 million for the nine months ended December 31, 2023 and 2022, respectively.

Charter hire expenses for the VLGCs time chartered in were as follows:

	Three months ended		Nine months ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Charter hire expenses	$8,359,808	$5,215,144	$30,975,037	$15,975,622

Office leases

We currently have operating leases for our offices in Stamford, Connecticut, USA; Copenhagen, Denmark; and Athens, Greece, which we determined to be operating leases and record the lease expense as part of general and administrative expenses in our unaudited interim condensed consolidated statements of operations.

Operating lease rent expense related to our office leases was as follows:

	Three months ended		Nine months ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Operating lease rent expense	$140,991	$135,825	$419,567	$453,007

For our office leases and time charter-in agreements, the discount rate used ranged from 4.92% to 6.34%. The weighted average discount rate used to calculate the lease liability was 5.82%. The weighted average remaining lease term of our office leases and time chartered-in vessel as of December 31, 2023 is 70.1 months.

Our operating lease right-of-use asset and lease liabilities as of December 31, 2023 and March 31, 2023 were as follows:

Description	Location on Balance Sheet	December 31, 2023	March 31, 2023
Assets:
Non-current
Office leases	Operating lease right-of-use assets	$1,334,956	$1,654,498
Time charter-in VLGCs	Operating lease right-of-use assets	$198,219,182	$156,524,900

Liabilities:
Current
Office Leases	Current portion of long-term operating leases	$466,154	$436,810
Time charter-in VLGCs	Current portion of long-term operating leases	$31,476,022	$22,970,745

Long-term
Office Leases	Long-term operating leases	$885,180	$1,228,328
Time charter-in VLGCs	Long-term operating leases	$166,743,159	$133,554,155

Maturities of operating lease liabilities as of December 31, 2023 were as follows:

Less than one year	$42,531,850
One to three years	86,070,634
Three to five years	65,055,268
More than five years	41,174,389
Total undiscounted lease payments	234,832,141
Less: imputed interest	(35,261,626)
Carrying value of operating lease liabilities	$199,570,515

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

On October 6, 2023, we announced that our Board of Directors declared an irregular cash dividend of $1.00 per share of the Company’s common stock to all shareholders of record as of the close of business on October 20, 2023, totaling $40.6 million. We paid $40.3 million on November 2, 2023, with the remaining $0.3 million deferred until certain shares of restricted stock vest.

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

9. Stock Repurchase Authority

On February 2, 2022, our Board of Directors authorized the repurchase of up to $100.0 million of our common shares (the “2022 Common Share Repurchase Authority”). Under these authorizations, when in force, purchases were and may be made at our discretion in the form of open market repurchase programs, privately negotiated transactions, accelerated share repurchase programs or a combination of these methods. The actual amount and timing of share repurchases are subject to capital availability, our determination that share repurchases are in the best interests of our shareholders, and market conditions. As of December 31, 2023, our total purchases under the 2022 Common Share Repurchase Authority totaled 50,000 shares for an aggregate consideration of $0.7 million. We are not obligated to make any common share repurchases.

10. Stock-Based Compensation Plans

Our stock-based compensation expense is included within general and administrative expenses in the unaudited condensed consolidated statements of operations and was $1.4 million and $1.0 million for the three months ended December 31, 2023 and 2022, respectively, and $6.3 million and $3.4 million for the nine months ended December 31, 2023 and 2022, respectively. Unrecognized compensation cost was $4.9 million as of December 31, 2023 and will be recognized over a remaining weighted average life of 1.54 years. For more information on our equity incentive plan, refer to Note 12 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2023.

A summary of the activity of restricted shares and units awarded under our equity incentive plan as of December 31, 2023 and changes during the nine months ended December 31, 2023, is as follows:

		Weighted-Average
		Grant-Date
Incentive Share/Unit Awards	Number of Shares/Units	Fair Value
Unvested as of April 1, 2023	328,382	$11.79
Granted	302,031	28.31
Vested	(326,665)	16.79
Unvested as of December 31, 2023	303,748	$22.83

11. Revenues

Revenues comprise the following:

	Three months ended		Nine months ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Net pool revenues—related party	$155,922,970	$96,558,251	$398,160,923	$237,314,421
Time charter revenues	6,410,997	5,971,056	19,310,237	17,410,513
Other revenues, net	730,536	792,949	1,854,712	1,389,231
Total revenues	$163,064,503	$103,322,256	$419,325,872	$256,114,165

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

(a)	Concentration of credit risk: Financial instruments, which may subject us to significant concentrations of credit risk, consist principally of amounts due from our charterers, including the receivables from Helios Pool, and cash and cash equivalents. We limit our credit risk with amounts due from our charterers, including those through the Helios Pool, by performing ongoing credit evaluations of our charterers’ financial condition and generally do not require collateral from our charterers. We limit our credit risk with our cash and cash equivalents and restricted cash by placing it with highly-rated financial institutions.

(b)	Interest rate risk: Our long-term bank loans are based on SOFR and hence we are exposed to movements thereto. We entered into interest rate swap agreements in order to hedge a majority of our variable interest rate exposure related to our 2023 A&R Debt Facility.

(c)	Fair value measurements: Interest rate swaps are stated at fair value, which is determined using a discounted cash flow approach based on market‑based SOFR swap yield rates. SOFR swap rates are observable at commonly quoted intervals for the full terms of the swaps and, therefore, are considered Level 2 items in accordance with the fair value hierarchy. The fair value of the interest rate swap agreements approximates the amount that we would have to pay or receive for the early termination of the agreements.

The following table summarizes the location on the balance sheet of the financial assets and liabilities that are carried at fair value on a recurring basis, which comprise our financial derivatives, all of which are considered Level 2 items in accordance with the fair value hierarchy as of:

	December 31, 2023		March 31, 2023
	Other non-current assets	Long-term liabilities	Other non-current assets	Long-term liabilities
Derivatives not designated as hedging instruments	Derivative instruments	Derivative instruments	Derivative instruments	Derivative instruments
Interest rate swap agreements	$7,628,093	$—	$9,278,544	$—

The effect of derivative instruments within the unaudited interim condensed consolidated statements of operations for the periods presented is as follows:

		Three months ended
Derivatives not designated as hedging instruments	Location of gain/(loss) recognized	December 31, 2023	December 31, 2022
Interest rate swaps—change in fair value	Unrealized loss on derivatives	$(6,070,320)	$(700,015)
Interest rate swaps—realized gain	Realized gain on derivatives	1,916,347	1,404,004
Gain/(Loss) on derivatives, net		$(4,153,973)	$703,989

		Nine months ended
Derivatives not designated as hedging instruments	Location of gain/(loss) recognized	December 31, 2023	December 31, 2022
Interest rate swaps—change in fair value	Unrealized gain/(loss) on derivatives	(1,650,452)	4,847,064
Interest rate swaps—realized gain	Realized gain on derivatives	5,692,328	1,997,815
Gain on derivatives, net		$4,041,876	$6,844,879

As of December 31, 2023 and March 31, 2023, no fair value measurements for assets or liabilities under Level 1 or Level 3 were recognized in the consolidated balance sheets with the exception of cash and cash equivalents, restricted cash, and investment securities. We did not have any other assets or liabilities measured at fair value on a non-recurring basis during the three and nine months ended December 31, 2023 and 2022.

(d)	Book values and fair values of financial instruments: In addition to the derivatives that we are required to record at fair value on our balance sheet (see (c) above) and investment securities and available-for-sale securities (U.S. treasury notes with an aggregate fair value of $1.8 million as of December 31, 2023 and face values of $1.8 million maturing on September 30, 2024 and other investment securities with an aggregate fair value of $2.9 million as of December 31, 2023) that are included in other current assets in our balance sheet and available-for-sale securities (U.S. treasury notes with an aggregate fair value of $9.7 million as of December 31, 2023 and face values of and $10.0 million maturing March 15, 2025) that are recorded as a non-current asset on our balance sheet that we record at fair value, we have other financial instruments that are carried at historical cost. These financial instruments include trade accounts receivable, amounts due from related parties, cash and cash equivalents, restricted cash, accounts payable, amounts due to related parties and accrued liabilities for which the historical carrying value approximates the fair value due to the short-term nature of these financial instruments. Cash and cash equivalents, restricted cash and investment securities are considered Level 1 items.

The summary of gains and losses on our investment securities included in other gain/(loss), net on our unaudited interim condensed consolidated statements of operations for the periods presented is as follows:

	Three months ended
	December 31, 2023	December 31, 2022
Unrealized gain on investment securities	$103,127	$206,691
Realized gain on investment securities	872,557	—
Net gain on investment securities	$975,684	$206,691

	Nine months ended
	December 31, 2023	December 31, 2022
Unrealized gain on investment securities	$1,209,363	$1,013,794
Realized gain on investment securities	872,557	776,770
Net gain on investment securities	$2,081,920	$1,790,564

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

	December 31, 2023		March 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Corsair Japanese Financing	$31,958,334	$30,913,851	$34,395,834	$33,051,190
Cresques Japanese Financing	26,051,147	27,167,568	27,377,615	27,377,615
Cratis Japanese Financing	42,520,000	39,709,573	45,580,000	42,185,289
Copernicus Japanese Financing	42,520,000	39,709,573	45,580,000	42,185,289
Chaparral Japanese Financing	60,520,350	59,271,538	62,342,859	60,701,217
Caravelle Japanese Financing	43,400,000	40,502,655	46,100,000	42,707,169
Cougar Japanese Financing	44,600,000	45,457,642	47,300,000	47,300,000
Captain Markos Dual-Fuel Japanese Financing	53,900,000	56,564,960	55,790,000	55,790,000
BALCAP Facility	68,299,438	64,450,037	74,096,125	69,032,167

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

The calculations of basic and diluted EPS for the periods presented are as follows:

	Three months ended		Nine months ended
(In U.S. dollars except share data)	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Numerator:
Net income	$99,972,913	$51,263,710	$228,206,715	$96,422,895
Denominator:
Basic weighted average number of common shares outstanding	40,350,476	40,091,299	40,202,758	40,004,100
Effect of dilutive restricted stock and restricted stock units	157,027	163,475	168,376	174,542
Diluted weighted average number of common shares outstanding	40,507,503	40,254,774	40,371,134	40,178,642
EPS:
Basic	$2.48	$1.28	$5.68	$2.41
Diluted	$2.47	$1.27	$5.65	$2.40

There were no shares of unvested restricted stock excluded from the calculation of diluted EPS because the effect of their inclusion would be anti-dilutive for the three and nine months ended December 31, 2023 and 2022.

14.  Commitments and Contingencies

Commitments under Newbuilding Contracts

On November 24, 2023, we entered into an agreement for a newbuilding VLGC/AC with a cargo carrying capacity of 93,000 cbm that can transport LPG or ammonia, which is expected to be delivered from Hanwha Ocean Co. Ltd. in the third calendar quarter of 2026. As of December 31, 2023, we had the following commitments related to the newbuilding:

December 31, 2023
Less than one year	$35,701,110
One to three years	83,302,590
Total	$119,003,700

Commitments under Contracts for Scrubbers Purchases and Other Vessel Upgrades

We had contractual commitments related to contracts to scrubbers to reduce sulfur emissions and other vessel upgrades as follows:

December 31, 2023
Less than one year	$445,621

Fixed Time Charter Contracts

We had the following future minimum fixed time charter hire receipts based on non-cancelable long-term fixed time charter contracts:

December 31, 2023
Less than one year	$12,652,986

Other

From time to time, we expect to be subject to legal proceedings and claims in the ordinary course of business, principally personal injury and property casualty claims. Such claims, even if lacking in merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any claim that is reasonably possible and should be disclosed or probable and for which a provision should be established in the unaudited interim condensed consolidated financial statements. Also, if applicable, we record undiscounted receivables for probable loss recoveries from insurance or other parties. We are not aware of any material claim that is reasonably possible and should be disclosed in the unaudited interim condensed consolidated financial statements.

15. Subsequent Events

Dividend

On January 24, 2024, we announced that our Board of Directors declared an irregular cash dividend of $1.00 per share of the Company’s common stock, returning $40.6 million of capital to shareholders. The dividend is payable on or about February 27, 2024 to all shareholders of record as of the close of business on February 5, 2024.

VLGC/AC Installment Payment

On January 16, 2024, we paid $23.8 million to Hanwha Ocean Ltd. as the first installment under the shipbuilding contract for the VLGC/AC.

Repurchase of Our Common Shares

On January 11, 2024, we repurchased 25,000 of our common shares for $1.0 million pursuant to our 2022 Common Share Repurchase Authority, which we held as treasury shares. As of January 26, 2024, we repurchased a total of 75,000 shares of our common stock for approximately $1.8 million under this program, resulting in $98.2 million of available authorization remaining.

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

Overview

We are a Marshall Islands corporation headquartered in the United States and primarily focused on owning and operating VLGCs, each with a cargo-carrying capacity of greater than 80,000 cbm, in the LPG shipping industry. Our founding executives have managed vessels in the LPG shipping market since 2002. Our fleet currently consists of twenty-five VLGC carriers, including one dual-fuel 84,000 cbm ECO-design VLGC, or our Dual-fuel ECO VLGC; nineteen fuel-efficient 84,000 cbm ECO-design VLGCs, or our ECO VLGCs; one 82,000 cbm modern VLGC; three time chartered-in dual fuel Panamax size VLGCs; and one time chartered-in ECO VLGC. The twenty-five VLGCs in our fleet, including the four time chartered-in vessels, as of January 26, 2024, have an aggregate carrying capacity of approximately 2.1 million cbm and an average age of 7.2 years. Currently, fifteen of our ECO VLGCs, including one of our time chartered-in ECO-VLGCs, are fitted with exhaust gas cleaning systems (commonly referred to as “scrubbers”) to reduce sulfur emissions. An additional technically-managed VLGC has contractual commitments to be equipped with a scrubber with installation expected to be completed during our fiscal year 2025. Vessels fitted with scrubbers allow us to reduce our emissions and to burn less refined fuel, which is frequently cheaper than more refined, lower sulfur grades. When the cost of more refined fuel exceeds that of less refined fuel, we are typically able to earn a higher TCE for spot voyages and to potentially contract time charters at higher rates compared to vessels without scrubbers. On November 24, 2023, we entered into an agreement for a newbuilding VLGC/AC with a cargo carrying capacity of 93,000 cbm that can transport LPG or ammonia and is expected to be delivered from Hanwha Ocean Co. Ltd. in the third calendar quarter of 2026.

On April 1, 2015, Dorian and MOL Energia began operations of the Helios Pool, which entered into pool participation agreements for the purpose of establishing and operating, as charterer, under a variable rate time charter to be entered into with owners or disponent owners of VLGCs, a commercial pool of VLGCs whereby revenues and expenses are shared. The vessels entered into the Helios Pool may operate either in the spot market, pursuant to contracts of affreightment, or COAs, or on time charters of two years' duration or less. As of January 26, 2024, twenty-three of our twenty-five VLGCs were employed in the Helios Pool, including our four time chartered-in VLGCs.

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

Recent Developments

Dividend

On January 24, 2024, we announced that our Board of Directors declared an irregular cash dividend of $1.00 per share of the Company’s common stock, returning $40.6 million of capital to shareholders. The dividend is payable on or about February 27, 2024 to all shareholders of record as of the close of business on February 5, 2024.

VLGC/AC Installment Payment

On January 16, 2024, we paid $23.8 million to Hanwha Ocean Ltd. as the first installment under the shipbuilding contract for the VLGC/AC.

Repurchase of Our Common Shares

On January 11, 2024, we repurchased 25,000 of our common shares for $1.0 million pursuant to our 2022 Common Share Repurchase Authority, which we held as treasury shares. As of January 26, 2024, we repurchased a total of 75,000 shares of our common stock for approximately $1.8 million under this program, resulting in $98.2 million of available authorization remaining.

Our Fleet

The following table sets forth certain information regarding our fleet as of January 26, 2024:

					Scrubber		Time
	Capacity			ECO	Equipped		Charter-Out
	(Cbm)	Shipyard	Year Built	Vessel(1)	or Dual-Fuel	Employment	Expiration(2)
Dorian VLGCs
Captain John NP	82,000	Hyundai	2007	—	—	Pool(4)	—
Comet	84,000	Hyundai	2014	X	S	Pool(4)	—
Corsair(3)	84,000	Hyundai	2014	X	S	Time Charter(6)	Q4 2024
Corvette	84,000	Hyundai	2015	X	S	Pool(4)	—
Cougar(3)	84,000	Hyundai	2015	X	—	Pool-TCO(5)	Q2 2025
Concorde	84,000	Hyundai	2015	X	S	Time Charter(7)	Q1 2024
Cobra	84,000	Hyundai	2015	X	—	Pool(4)	—
Continental	84,000	Hyundai	2015	X	—	Pool(4)	—
Constitution	84,000	Hyundai	2015	X	S	Pool(4)	—
Commodore	84,000	Hyundai	2015	X	—	Pool-TCO(5)	Q2 2024
Cresques(3)	84,000	Daewoo	2015	X	S	Pool-TCO(5)	Q2 2025
Constellation	84,000	Hyundai	2015	X	S	Pool(4)	—
Cheyenne	84,000	Hyundai	2015	X	S	Pool(4)	—
Clermont	84,000	Hyundai	2015	X	S	Pool(4)	—
Cratis(3)	84,000	Daewoo	2015	X	S	Pool(4)	—
Chaparral(3)	84,000	Hyundai	2015	X	—	Pool-TCO(5)	Q2 2025
Copernicus(3)	84,000	Daewoo	2015	X	S	Pool(4)	—
Commander	84,000	Hyundai	2015	X	S	Pool(4)	—
Challenger	84,000	Hyundai	2015	X	S	Pool-TCO(5)	Q3 2026
Caravelle(3)	84,000	Hyundai	2016	X	S	Pool(4)	—
Captain Markos(3)	84,000	Kawasaki	2023	X	DF	Pool(4)	—
Total	1,762,000

Time chartered-in VLGCs
Future Diamond(8)	80,876	Hyundai	2020	X	S	Pool(4)	—
HLS Citrine(9)	86,090	Hyundai	2023	X	DF	Pool(4)	—
HLS Diamond(10)	86,090	Hyundai	2023	X	DF	Pool(4)	—
Cristobal(11)	86,980	Hyundai	2023	X	DF	Pool(4)	—

(1)	Represents vessels with very low revolutions per minute, long-stroke, electronically controlled engines, larger propellers, advanced hull design, and low friction paint.

(2)	Represents calendar year quarters.

(3)	Operated pursuant to a bareboat chartering agreement. See Note 6 to our unaudited interim condensed consolidated financial statements included herein.

(4)	“Pool” indicates that the vessel operates in the Helios Pool on a voyage charter with a third party and we receive a portion of the pool profits calculated according to a formula based on the vessel’s pro rata performance in the pool.

(5)	“Pool-TCO” indicates that the vessel is operated in the Helios Pool on a time charter out to a third party and we receive a portion of the pool profits calculated according to a formula based on the vessel’s pro rata performance in the pool.

(6)	Currently on a time charter with an oil major that began in November 2019.

(7)	Currently on time charter with a major oil company that began in March 2019.

(8)	Currently time chartered-in to our fleet with an expiration during the first calendar quarter of 2025.

(9)	Vessel has a Panamax beam and is currently time chartered-in to our fleet with an expiration during the first calendar quarter of 2030 and purchase options beginning in year seven.

(10)	Vessel has a Panamax beam and is currently time chartered-in to our fleet with an expiration during the first calendar quarter of 2030 and purchase options beginning in year seven.

(11)	Vessel has a Panamax beam and shaft generator and is currently time chartered-in to our fleet with an expiration during the third calendar quarter of 2030 and purchase options beginning in year seven.

Results of Operations – For the three months ended December 31, 2023 as compared to the three months ended December 31, 2022

Revenues

The following table compares our revenues for the three months ended December 31:

				Percent
	2023	2022	Increase	Change
Net pool revenues—related party	$155,922,970	$96,558,251	$59,364,719	61.5%
Time charter revenues	6,410,997	5,971,056	439,941	7.4%
Other revenues, net	730,536	792,949	(62,413)	(7.9)%
Total	$163,064,503	$103,322,256	$59,742,247	57.8%

Revenues, which represent net pool revenues—related party, time charters and other revenues, net, were $163.1 million for the three months ended December 31, 2023, an increase of $59.8 million, or 57.8%, from $103.3 million for the three months ended December 31, 2022 primarily due to an increase in average TCE rates and fleet size, partially offset by a reduction of fleet utilization. Average TCE rates increased by $23,569 per operating day from $52,768 for the three months ended December 31, 2022 to $76,337 for the three months ended December 31, 2023, primarily due to higher spot rates and moderately lower bunker prices. The Baltic Exchange Liquid Petroleum Gas Index, an index published daily by the Baltic Exchange for the spot market rate for the benchmark Ras Tanura-Chiba route (expressed as U.S. dollars per metric ton), averaged $132.773 during the three months ended December 31, 2023 compared to an average of $119.106 for the three months ended December 31, 2022. The average price of very low sulfur fuel oil (expressed as U.S. dollars per metric ton) from Singapore and Fujairah decreased slightly from $676 during the three months ended December 31, 2022, to $653 during the three months ended December 31, 2023. Our available days increased from 1,993 for the three months ended December 31, 2022 to 2,272 for the three months ended December 31, 2023 due to three additional vessels in our fleet. Our fleet utilization decreased from 97.8% during the three months ended December 31, 2022 to 93.6% during the three months ended December 31, 2023.

Charter Hire Expenses

Charter hire expenses for the vessels chartered in from third parties were $8.4 million and $5.2 million for the three months ended December 31, 2023 and 2022, respectively. The increase of $3.2 million, or 60.3%, was mainly caused by an increase in the number of chartered-in days from 184 for the three months ended December 31, 2022 to 368 for the three months ended December 31, 2023, offset by certain credits claimed under the terms of the time charters.

Vessel Operating Expenses

Vessel operating expenses were $19.2 million during the three months ended December 31, 2023, or $9,936 per vessel per calendar day, which is calculated by dividing vessel operating expenses by calendar days for the relevant time-period for the technically-managed vessels that were in our fleet. The increase of $1.3 million, or 7.1% from $17.9 million for the three months ended December 31, 2022 was partially due to an increase in operating expenses per vessel per calendar day along with an increase of calendar days for our fleet from 1,840 during the three months ended December 31, 2022 to 1,932 during the three months ended December 31, 2023 days resulting from the delivery of our dual-fuel VLGC Captain Markos in March 2023. The increase of $197 per vessel per calendar day, from $9,739 for the three months ended December 31, 2022 to $9,936 per vessel per calendar day for the three months ended December 31, 2023 was primarily the result of increases of $444 per vessel per calendar day for spares and stores and

$120 per vessel per calendar day for repairs and maintenance, partially offset by decreases of $172 per vessel per calendar day for crew wages and related costs and $176 per vessel per calendar day for miscellaneous expenses.

General and Administrative Expenses

General and administrative expenses were $7.7 million for the three months ended December 31, 2023, an increase of $0.8 million, or 10.2%, from $6.9 million for the three months ended December 31, 2022 and was driven by increases of $0.3 million in stock-based compensation, $0.2 million in cash bonuses, and $0.3 million in other general and administrative expenses.

Interest and Finance Costs

Interest and finance costs amounted to $10.1 million for the three months ended December 31, 2023, an increase of $1.5 million, or 16.7%, from $8.6 million for the three months ended December 31, 2022. The increase of $1.5 million during this period was mainly due to increases of $1.0 million in loan interest and a reduction of $0.4 million in capitalized interest. The increase in interest on our long-term debt was driven by an increase in average interest rates due to rising SOFR on our floating-rate long-term debt, partially offset by a decrease in average indebtedness, excluding deferred financing fees, from $645.0 million for the three months ended December 31, 2022 to $633.2 million for the three months ended December 31, 2023. As of December 31, 2023, the outstanding balance of our long-term debt, net of deferred financing fees of $5.6 million, was $618.1 million.

Unrealized Loss on Derivatives

Unrealized loss on derivatives amounted to $6.1 million for the three months ended December 31, 2023, compared to a loss of $0.7 million for the three months ended December 31, 2022. The $5.4 million increase is primarily attributable to changes in forward SOFR yield curves.

Realized Gain on Derivatives

Realized gain on derivatives amounted to $1.9 million for the three months ended December 31, 2023, compared to a realized gain of $1.4 million for the three months ended December 31, 2022. The favorable $0.5 million difference is due to an increase in floating SOFR resulting in the realized gain on our interest rate swaps.

Results of Operations – For the nine months ended December 31, 2023 as compared to the nine months ended December 31, 2022

Revenues

The following table compares our revenues for the nine months ended December 31:

				Percent
	2023	2022	Increase	Change
Net pool revenues—related party	$398,160,923	$237,314,421	$160,846,502	67.8%
Time charter revenues	19,310,237	17,410,513	1,899,724	10.9%
Other revenues, net	1,854,712	1,389,231	465,481	33.5%
Total	$419,325,872	$256,114,165	$163,211,707	63.7%

Revenues, which represent net pool revenues—related party, time charters and other revenues, net, were $419.3 million for the nine months ended December 31, 2023, an increase of $163.2 million, or 63.7%, from $256.1 million for the nine months ended December 31, 2022 primarily due to an increase in average TCE rates, fleet utilization, and fleet size. Average TCE rates increased by $19,685 per operating day from $44,435 for the nine months ended December 31, 2022 to $64,120 for the nine months ended December 31, 2023, primarily due to higher spot rates and lower bunker prices. The Baltic Exchange Liquid Petroleum Gas Index, an index published daily by the Baltic Exchange for the spot market rate for the benchmark Ras Tanura-Chiba route (expressed as U.S. dollars per metric ton), averaged $116.860 during the nine months ended December 31, 2023 compared to an average of $86.882 for the nine months ended December 31, 2022. The average price of very low sulfur fuel oil (expressed as U.S. dollars per metric ton) from Singapore and Fujairah decreased from $827 during the nine months ended December 31, 2022, to $621 during the nine months ended December 31, 2023. Our fleet utilization increased from 94.8% during the nine months ended December 31, 2022 to 96% during the nine months ended December 31, 2023. Our available days increased from 6,019 for the nine months ended December 31, 2022 to 6,775 for the nine months ended December 31, 2023 due to three additional vessels in our fleet, offset somewhat by vessels in drydock during the period.

Charter Hire Expenses

Charter hire expenses for the vessels chartered in from third parties were $31.0 million and $16.0 million for the nine months ended December 31, 2023 and 2022, respectively. The increase of $15.0 million, or 93.9%, was mainly caused by an increase in the number of chartered-in days from 550 for the nine months ended December 31, 2022 to 1,148 for the nine months ended December 31, 2023, offset by certain credits claimed under the terms of the time charters.

Vessel Operating Expenses

Vessel operating expenses were $60.0 million during the nine months ended December 31, 2023, or $10,392 per vessel per calendar day, which is calculated by dividing vessel operating expenses by calendar days for the relevant time-period for the technically-managed vessels that were in our fleet. The increase of $7.5 million, or 14.2% from $52.5 million for the nine months ended December 31, 2022 was partially due an increase in operating expenses per vessel per calendar day along with an increase of calendar days for our fleet from 5,500 during the nine months ended December 31, 2022 to 5,775 during the nine months ended December 31, 2023 resulting from the delivery of our dual-fuel VLGC Captain Markos in March 2023. The increase of $839 per vessel per calendar day, from $9,553 for the nine months ended December 31, 2022 to $10,392 per vessel per calendar day for the nine months ended December 31, 2023 was primarily the result of increases of $517 per vessel per calendar day for spares and stores, $276 per vessel per calendar day for repairs and maintenance and $131 per vessel per calendar day for miscellaneous expenses. Of the $839 per day increase in daily operating expense, $266 per vessel per calendar day was related to non-capitalizable drydock-related operating expenses. Excluding those amounts, daily operating expenses increased by $573 from the period ended December 31, 2022.

General and Administrative Expenses

General and administrative expenses were $30.5 million for the nine months ended December 31, 2023, an increase of $6.0 million, or 24.1%, from $24.5 million for the nine months ended December 31, 2022 primarily driven by increases of $2.9 million in stock-based compensation, $2.0 million in cash bonuses, $1.0 million in employee-related costs and benefits, and $0.1 million in other general and administrative expenses for the nine months ended December 31, 2023.

Interest and Finance Costs

Interest and finance costs amounted to $30.8 million for the nine months ended December 31, 2023, an increase of $2.2 million, or 7.7%, from $28.6 million for the nine months ended December 31, 2022. The increase of $2.2 million during this period was mainly due to an increase of $6.3 million in interest incurred on our long-term debt and a reduction of $1.0 million in capitalized interest offset by reductions of $4.3 million in amortization of financing costs (due to accelerated amortization for the refinancing of our long-term debt in the prior period) and $0.9 million in loan expenses. The increase in interest on our long-term debt was driven by an increase in average interest rates due to rising SOFR on our floating-rate long-term debt, partially offset by a decrease in average indebtedness, excluding deferred financing fees, from $663.6 million for the nine months ended December 31, 2022 to $646.5 million for the nine months ended December 31, 2023. As of December 31, 2023, the outstanding balance of our long-term debt, net of deferred financing fees of $5.6 million, was $618.1 million.

Unrealized Gain/(Loss) on Derivatives

Unrealized loss on derivatives amounted to $1.7 million for the nine months ended December 31, 2023, compared to a gain of $4.8 million for the nine months ended December 31, 2022. The $6.5 million unfavorable change is attributable to changes in forward SOFR yield curves and reductions in notional amounts.

Realized Gain on Derivatives

Realized gain on derivatives amounted to $5.7 million for the nine months ended December 31, 2023, compared to $2.0 million for the nine months ended December 31, 2022. The favorable $3.7 million difference is due to an increase in floating SOFR resulting in the realized gain on our interest rate swaps.

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

	Three months ended		Nine months ended
(in U.S. dollars, except fleet data)	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Financial Data
Adjusted EBITDA(1)	$132,968,450	$76,200,480	$312,382,774	$169,320,890
Fleet Data
Calendar days(2)	1,932	1,840	5,775	5,500
Time chartered-in days(3)	368	184	1,148	550
Available days(4)	2,272	1,993	6,775	6,019
Operating days(5)(8)	2,126	1,950	6,504	5,706
Fleet utilization(6)(8)	93.6%	97.8%	96.0%	94.8%
Average Daily Results
Time charter equivalent rate(7)(8)	$76,337	$52,768	$64,120	$44,435
Daily vessel operating expenses(9)	$9,936	$9,739	$10,392	$9,553

(1)	Adjusted EBITDA is an unaudited non-U.S. GAAP measure and represents net income/(loss) before interest and finance costs, unrealized (gain)/loss on derivatives, realized (gain)/loss on interest rate swaps, stock-based compensation expense, impairment, and depreciation and amortization and is used as a supplemental measure by management to assess our financial and operating performance. We believe that adjusted EBITDA assists our management and investors by increasing the comparability of our performance from period to period and management makes business and resource-allocation decisions based on such comparisons. This increased comparability is achieved by excluding the potentially disparate effects between periods of derivatives, interest and finance costs, stock-based compensation expense, impairment, and depreciation and amortization expense, which items are affected by various and possibly changing financing methods, capital structure and historical cost basis and which items may significantly affect net income/(loss) between periods. We believe that including adjusted EBITDA as a financial and operating measure benefits investors in selecting between investing in us and other investment alternatives.

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

The following table sets forth a reconciliation of net income to Adjusted EBITDA (unaudited) for the periods presented:

	Three months ended		Nine months ended
(in U.S. dollars)	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Net income	$99,972,913	$51,263,710	$228,206,715	$96,422,895
Interest and finance costs	10,076,638	8,636,387	30,795,368	28,592,104
Unrealized (gain)/loss on derivatives	6,070,320	700,015	1,650,452	(4,847,064)
Realized gain on interest rate swaps	(1,916,347)	(1,404,004)	(5,692,328)	(1,997,815)
Stock-based compensation expense	1,384,080	1,044,645	6,340,485	3,443,845
Depreciation and amortization	17,380,846	15,959,727	51,082,082	47,706,925
Adjusted EBITDA	$132,968,450	$76,200,480	$312,382,774	$169,320,890

(2)	We define calendar days as the total number of days in a period during which each vessel in our fleet was owned or operated pursuant to a bareboat charter. Calendar days are an indicator of the size of the fleet over a period and affect both the amount of revenues and the amount of expenses that are recorded during that period.

(3)	We define time chartered-in days as the aggregate number of days in a period during which we time chartered-in vessels from third parties. Time chartered-in days are an indicator of the size of the fleet over a period and affect both the amount of revenues and the amount of charter hire expenses that are recorded during that period.

(4)	We define available days as the sum of calendar days and time chartered-in days (collectively representing our commercially-managed vessels) less aggregate off hire days associated with scheduled maintenance, which include major repairs, drydockings, vessel upgrades or special or intermediate surveys. We use available days to measure the aggregate number of days in a period that our vessels should be capable of generating revenues.

(5)	We define operating days as available days less the aggregate number of days that the commercially-managed vessels in our fleet are off‑hire for any reason other than scheduled maintenance (e.g., commercial waiting, repositioning following drydocking, etc.). We use operating days to measure the number of days in a period that our operating vessels are on hire (refer to 8 below).

(6)	We calculate fleet utilization by dividing the number of operating days during a period by the number of available days during that period. An increase in non-scheduled off-hire days would reduce our operating days, and, therefore, our fleet utilization. We use fleet utilization to measure our ability to efficiently find suitable employment for our vessels.

(7)	Time charter equivalent rate, or TCE rate, is a non-U.S. GAAP measure of the average daily revenue performance of a vessel. TCE rate is a shipping industry performance measure used primarily to compare period‑to‑period changes in a shipping company’s performance despite changes in the mix of charter types (such as time charters, voyage charters) under which the vessels may be employed between the periods and is a factor in management’s business decisions and is useful to investors in understanding our underlying performance and business trends. Our method of calculating TCE rate is to divide revenue net of voyage expenses by operating days for the relevant time period, which may not be calculated the same by other companies. Note that our calculation of TCE includes our portion of the net profit of the Helios Pool, which may also cause our calculation to differ from that of companies which do not account for pooling arrangements as we do.

The following table sets forth a reconciliation of revenues to TCE rate (unaudited) for the periods presented:

(in U.S. dollars, except operating days)	Three months ended		Nine months ended
Numerator:	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Revenues	$163,064,503	$103,322,256	$419,325,872	$256,114,165
Voyage expenses	(772,879)	(424,343)	(2,292,490)	(2,567,506)
Time charter equivalent	$162,291,624	$102,897,913	$417,033,382	$253,546,659

Pool adjustment*	1,301,452	(99,984)	895,272	(514,015)
Time charter equivalent excluding pool adjustment*	$163,593,076	$102,797,929	$417,928,654	$253,032,644

Denominator:
Operating days	2,126	1,950	6,504	5,706
TCE rate:
Time charter equivalent rate	$76,337	$52,768	$64,120	$44,435
TCE rate excluding pool adjustment*	$76,949	$52,717	$64,257	$44,345

*  Adjusted for the effects of reallocations of pool profits in accordance with the pool participation agreements primarily resulting from the actual speed and consumption performance of the vessels operating in the Helios Pool exceeding the originally estimated speed and consumption levels.

(8)	We determine operating days for each vessel based on the underlying vessel employment, including our vessels in the Helios Pool, or the Company Methodology. If we were to calculate operating days for each vessel within the Helios Pool as a variable rate time charter, or the Alternate Methodology, our operating days and fleet utilization would be increased with a corresponding reduction to our TCE rate. Operating data using both methodologies is as follows:

	Three months ended		Nine months ended
Company Methodology:	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Operating Days	2,126	1,950	6,504	5,706
Fleet Utilization	93.6%	97.8%	96.0%	94.8%
Time charter equivalent rate	$76,337	$52,768	$64,120	$44,435

Alternate Methodology:
Operating Days	2,272	1,993	6,774	6,002
Fleet Utilization	100.0%	100.0%	100.0%	99.7%
Time charter equivalent rate	$71,431	$51,630	$61,564	$42,244

We believe that the Company Methodology using the underlying vessel employment provides more meaningful insight into market conditions and the performance of our vessels.

(9)	Daily vessel operating expenses are calculated by dividing vessel operating expenses by calendar days for the relevant time period.

Liquidity and Capital Resources

Our business is capital intensive, and our future success depends on our ability to maintain a high-quality fleet. As of December 31, 2023, we had cash and cash equivalents of $208.5 million and non-current restricted cash of $0.1 million.

Our primary source of capital during the nine months ended December 31, 2023 was $234.2 million in cash generated from operations. As of December 31, 2023, the outstanding balance of our long-term debt, net of deferred financing fees of $5.6 million, was $618.1 million including $53.4 million of principal on our long-term debt scheduled to be repaid within the next twelve months.

Operating expenses, including expenses to maintain the quality of our vessels in order to comply with international shipping standards and environmental laws and regulations, the funding of working capital requirements, installment payments on our VLGC/AC, long-term debt repayments, financing costs, commitments for drydocking and scrubbers represent our short-term, medium-term and long-term liquidity needs as of December 31, 2023. We anticipate satisfying our liquidity needs for at least the next twelve months with cash on hand and cash from operations and drawdowns on the revolving credit facility available under the 2023 A&R Debt Facility, if needed. We may also seek additional liquidity through alternative sources of debt financings and/or through equity financings by way of private or public offerings. However, if these sources are insufficient to satisfy our short-term liquidity needs, or to satisfy our future medium-term or long-term liquidity needs, we may need to seek alternative sources of financing and/or modifications of our existing credit facility and financing arrangements. There is no assurance that we will be able to obtain any such financing or modifications to our existing credit facility and financing arrangements on terms acceptable to us, or at all.

On February 2, 2022, our Board of Directors authorized the repurchase of up to $100.0 million of our common shares (the “2022 Common Share Repurchase Authority”). Under these authorizations, when in force, purchases were and may be made at our discretion in the form of open market repurchase programs, privately negotiated transactions, accelerated share repurchase programs or a combination of these methods. The actual amount and timing of share repurchases are subject to capital availability, our determination that share repurchases are in the best interests of our shareholders, and market conditions. As of December 31, 2023, our total purchases under the 2022 Common Share Repurchase Authority totaled 50,000 shares for an aggregate consideration of $0.7 million. We are not obligated to make any common share repurchases.

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

On October 6, 2023, we announced that our Board of Directors declared an irregular cash dividend of $1.00 per share of the Company’s common stock to all shareholders of record as of the close of business on October 20, 2023. We paid $40.3 million on November 2, 2023 with the remaining $0.3 million deferred until certain shares of restricted stock vest.

On January 24, 2024, we announced that our Board of Directors declared an irregular cash dividend of $1.00 per share of the Company’s common stock, returning $40.6 million of capital to shareholders. The dividend is payable on or about February 27, 2024 to all shareholders of record as of the close of business on February 5, 2024.

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

On December 22, 2023, we entered into the 2023 A&R Debt Facility consisting of (i) a term loan facility in an aggregate original principal amount of $240.0 million, of which $215.0 million remained outstanding on the date of the agreement, (ii) a revolving credit facility in an aggregate principal amount of up to $50.0 million (previously $20.0 million) and (iii) a new, uncommitted accordion term loan facility in an aggregate principal amount of up to $100.0 million. The 2023 A&R Debt Facility matures on August 4, 2029, with drawn amounts thereunder accruing interest at a rate of SOFR plus a margin ranging between 2.05 and 2.15% depending on the ratio of outstanding debt under the facility to the value of the vessels secured under this facility, plus or minus a sustainability pricing adjustment of 0.05%. The undrawn revolving credit facility accrues interest at a rate equal to 0.40% of the margin.

On January 16, 2024, we paid $23.8 million to Hanwha Ocean Ltd. as the first installment under the shipbuilding contract for the VLGC/AC.

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

Cash Flows

The following table summarizes our cash and cash equivalents provided by/(used in) operating, financing and investing activities for the nine months ended December 31:

	December 31, 2023	December 31, 2022
Net cash provided by operating activities	$234,208,835	$126,043,605
Net cash used in investing activities	(9,899,893)	(9,937,694)
Net cash used in financing activities	(164,491,076)	(222,830,781)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	$59,663,886	$(106,944,884)

Operating Cash Flows.  Net cash provided by operating activities for the nine months ended December 31, 2023 was $234.2 million, compared to $126.0 million for the nine months ended December 31, 2022. The increase in cash generated from operations of $108.2 million is primarily related to an increase in cash flows from operating profits (refer to Results of Operations – For the three months ended December 31, 2023 as compared to the three months ended December 31, 2022, for drivers of changes in revenues and expenses for the applicable periods).

Net cash flow from operating activities depends upon our overall profitability, market rates for vessels employed on voyage charters and in the Helios Pool, charter rates agreed to for time charters, the timing and amount of payments for drydocking expenditures and unscheduled repairs and maintenance, fluctuations in working capital balances and bunker costs.

Investing Cash Flows.  Net cash used in investing activities was $9.9 million for the nine months ended December 31, 2023 compared with net cash used in investing activities of $9.9 million for the nine months ended December 31, 2022. For the nine months ended December 31, 2023, net cash used in investing activities was comprised of $8.0 million of payments for the vessels under construction and vessel capital expenditures and $6.0 million in purchases of investment securities, partially offset by $4.0 million from the sale of investment securities. For the nine months ended December 31, 2022, net cash used in investing activities was comprised of $10.1 million of capital expenditure payments for vessels and vessels under construction and a $1.8 million purchase of long-term investments, partially offset by $2.0 million in proceeds from the sale of investment securities.

Financing Cash Flows.  Net cash used in financing activities was $164.5 million for the nine months ended December 31, 2023, compared with $222.8 million for the nine months ended December 31, 2022. For the nine months ended December 31, 2023, net cash used in financing activities primarily consisted of (i) dividend payments of $121.9 million; (ii) repayments of long-term debt of $39.8 million; and (iii) payments to repurchase common stock of $2.8 million.

For the nine months ended December 31, 2022, net cash used in financing activities primarily consisted of (i) repayments of long-term debt of $324.4 million, including the voluntary prepayment of a portion of the 2015 AR Facility ($25.0 million), the prepayment of a portion of the 2015 AR Facility in relation to the refinancing of Cougar ($20.0 million), and the prepayment of the remaining outstanding balances of the 2015 AR Facility ($158.7 million), the Corvette Japanese Financing ($42.8 million) and the Concorde Japanese Financing ($42.3 million) in order to refinance 10 VLGCs under the 2022 Debt Facility; (ii) dividend payments of $180.5 million; (iii) payments of financing costs totaling $6.3 million, and (iv) payments to repurchase common stock of $1.7 million. This was partially offset by proceeds of $290.0 million from the 2022 Debt Facility ($240.0 million) and the refinancing of Cougar ($50.0 million).

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

As our vessels age and our fleet expands, our drydocking expenses will increase. We estimate the current cash outlay for a VLGC special survey to be approximately $1.0 million per vessel (excluding any operating expenses incurred during drydock and any capital improvements, such as scrubbers and ballast water management systems) to the vessel that may be made during such drydockings and the cost of an intermediate survey to be between $100,000 and $200,000 per vessel. Ongoing costs for compliance with environmental regulations are primarily included as part of our drydocking and classification society survey costs. In order to comply with the International Maritime Organization mandated reductions in sulfur emissions that came into effect January 1, 2020, we have installed scrubbers on fourteen of our vessels and have one chartered-in scrubber-equipped vessel, which allows us to burn heavy fuel oil. Our other non-dual fuel vessels currently consume compliant fuels on board (0.5% sulfur), which are readily available globally, but at a significantly higher cost. We have entered into contracts to purchase a scrubber on an additional ECO VLGC and we have contractual commitments for scrubber purchases of $0.2 million as of December 31, 2023. We also have one newbuilding dual-fuel VLGC and three chartered-in dual-fuel vessels that have the capability to burn LPG as fuel, which we believe provides an economic benefit over traditional fuel. Please see “Item 1A. Risk Factors—Risks Relating to Our Company—We may incur increasing costs for the drydocking, maintenance or replacement of our vessels as they age, and, as our vessels age, the risks associated with older vessels could adversely affect our ability to obtain profitable charters” in our Annual Report on Form 10-K for the year ended March 31, 2023.

On November 24, 2023, we entered into an agreement for a newbuilding VLGC/AC with a cargo carrying capacity of 93,000 cbm that can transport LPG or ammonia, which is expected to be delivered from Hanwha Ocean Co. Ltd. in the third calendar quarter of 2026. As of December 31, 2023, we had approximately $119.0 million of commitments under the agreement outstanding that we expect to settle during certain milestone through the expected delivery of the vessel.

Debt Obligations

For information relating to our secured term loan facilities and Japanese financing arrangements, refer to Note 9 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2023 and Note 6 to our unaudited interim condensed consolidated financial statements for December 31, 2023 included herein.

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

As of December 31, 2023, independent appraisals of our commercially and technically-managed VLGCs in our fleet had no indications of impairment on any of our VLGCs in accordance with ASC 360 Property, Plant, and Equipment. No impairment charges were recognized for December 31, 2023.

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

Interest Rate Risk

The LPG shipping industry is capital intensive, requiring significant amounts of investment. Much of this investment is provided in the form of long-term debt. One of the debt agreements, as described in Note 6 to our unaudited interim condensed consolidated financial statements, contains interest rates that fluctuate with SOFR. We have entered into interest rate swap agreements to hedge exposure to fluctuations of interest rate risk associated with that debt financing agreement and have hedged $168.0 million of amortizing principal under the 2023 A&R Debt Facility as of December 31, 2023 (corresponding to 80% of the outstanding indebtedness under that agreement) and thus increasing interest rates could adversely impact our future earnings due to additional interest expense on the unhedged portion of that debt. For the 12 months following December 31, 2023, a hypothetical increase or decrease of 20 basis points in the underlying SOFR rates would result in an increase or decrease of our interest expense on all of our non-hedged interest-bearing debt by $0.1 million assuming all other variables are held constant.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2023. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those internal control systems determined to be effective can provide only a level of reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three and nine months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION

During the three months ended December 31, 2023, and as of December 31, 2023, no director or officer (as defined under Exchange Act Rule 16a-1(f)) of the Company has adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement”, as defined under Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

See accompanying Exhibit Index for a list of exhibits filed or furnished with this report.

EXHIBIT INDEX

Exhibit Number	Description

10.1

Amended and Restated Loan Agreement, dated as of December 22, 2023, among Dorian LPG Finance LLC as borrower, the Company as parent guarantor, certain wholly-owned subsidiaries of the Company as owner guarantors, Credit Agricole and ING as bookrunners and structurers, Credit Agricole, ING, BNP, DSF and SEB as mandated lead arrangers, Credit Agricole as agent, security trustee and sustainability coordinator, and BNP as hedge coordinator, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 27, 2023.

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

Dorian LPG Ltd.
(Registrant)

Date: January 31, 2024	/s/ John C. Hadjipateras
John C. Hadjipateras
President and Chief Executive Officer
(Principal Executive Officer)

Date: January 31, 2024	/s/ Theodore B. Young
Theodore B. Young
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)