Form 10-K
period 2024-03-31
DORIAN LPG LTD.
filed 2024-05-29
CIK 1596993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2024

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒   No ☐

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates, based upon the closing price of common stock as reported on the New York Stock Exchange as of September 30, 2023, was approximately $1,166,664,737. For this purpose, all outstanding shares of common stock have been considered held by non-affiliates, other than the shares beneficially owned by directors, officers and shareholders of 10% or more of the registrant’s outstanding common shares, without conceding that any of the excluded parties are "affiliates" of the registrant for purposes of the federal securities laws. As of May 23, 2024, there were 40,619,448 shares of the registrant’s common stock outstanding.

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

In addition to important factors and matters discussed elsewhere in this report, and in the documents incorporated by reference herein, important factors that, in our view, could cause our actual results to differ materially from those discussed in the forward-looking statements include:

●	our future operating or financial results;

●	our business strategies, including with respect to acquisitions and chartering, and expected capital spending or operating expenses, as well as any difficulty we may have in managing planned growth properly;

●	the strength of world economies;

●	shipping trends, including changes in charter rates applicable to alternative propulsion technologies, exhaust gas cleaning system (commonly referred to as “scrubbers”) equipped and non-scrubber equipped vessels, scrapping rates and vessel and other asset values;

●	changes in trading patterns that impact tonnage requirements, including without limitation, changes resulting from the ongoing conflicts in Ukraine and the Middle East, including the recent vessel attacks in the Red Sea, which has resulted in companies re-routing vessels around the Cape of Good Hope rather than transiting through the Suez Canal and/or the Red Sea;

●	compliance with laws, treaties, rules, regulations and policies (including amendments or other changes thereto) applicable to the liquefied petroleum gas, or LPG, shipping industry, including, without limitation, legislation adopted by international organizations such as the International Maritime Organization and the European Union or by individual countries, as well as the impact and costs of our compliance with, and the potential of liability under, such laws, treaties, rules, regulations and policies;

●	investors’, banks’, counterparties’ and other stakeholders’ increasing emphasis on environmental and safety concerns and increasing scrutiny and changing expectations with respect to public company Environmental, Social and Governance (“ESG”) policies and costs related to compliance with ESG measures;

●	general economic conditions and specific economic conditions in the oil and natural gas industry and the countries and regions where LPG is produced and consumed, including the impact of central bank policies, intended to combat inflation and rising interest rates, on the demand for LPG;

●	completion of infrastructure projects to support marine transportation of LPG, including export terminals and pipelines;

●	factors affecting supply of and demand for LPG including propane, butane, isobutane, propylene and mixtures of these gases, LPG shipping, and LPG vessels, including, among other things: the production levels, price and worldwide consumption and storage of oil, refined petroleum products and natural gas, including production from United States shale fields; any oversupply of or limited demand for LPG vessels comparable to ours or higher specification vessels; trade conflicts and the imposition of tariffs or otherwise on LPG resulting from domestic and international political and geopolitical conditions or events, including “trade wars”, the ongoing conflict between Russia and Ukraine, the developments in the Middle East, including the armed conflict in Israel and Gaza and the related Houthi's vessel attacks in the Red Sea; and shifts in consumer demand from LPG towards other energy sources;

●	any decrease in the value of the charter-free market values of our vessels or reduction in our charter hire rates and profitability associated with such vessels as a result of increase in the supply of or decrease in the demand for LPG, LPG shipping or LPG vessels;

●	business disruptions, including supply chain issues, due to damage to storage or receiving facilities, or natural disasters;

●	greater than anticipated levels of LPG vessel newbuilding orders or lower than anticipated rates of LPG vessel scrapping;

●	the aging of the Company’s fleet which could result in increased operating costs, impairment or loss of hire;

●	our ability to profitably employ our vessels, including vessels participating in the Helios Pool (defined below);

●	unavailability of spot charters and the volatility of prevailing spot market charter rates, which may affect our ability to realize the expected benefits from our time chartered-in vessels, including those in the Helios Pool;

●	failure of our charterers or other counterparties to meet their obligations under our charter agreements;

●	shareholders’ reliance on us to enforce our rights against contract counterparties;

●	competition in the LPG shipping industry, including our ability to compete successfully for future chartering opportunities and newbuilding opportunities (if any);

●	future purchase prices of newbuildings and secondhand vessels and timely deliveries of such vessels (if any) and, relatedly, the risks associated with the purchase of second-hand vessels;

●	the performance of the Helios Pool, including the failure of its significant customers to perform their obligations and the loss or reduction in business from its significant customers (or if the same were to occur with respect to our significant customers);

●	the availability of and our ability to obtain such financing and capital to refinance existing indebtedness and to fund capital expenditures, acquisitions and other general corporate purposes, the terms of such financing or capital and our ability to comply with the restrictions and other covenants set forth in our existing and future debt agreements and financing arrangements (and our ability to repay or refinance our existing debt and settling of interest rate swaps, if any);

●	our costs, including crew wages, insurance, provisions, repairs and maintenance, general and administrative expenses, drydocking, and bunker prices, as applicable;

●	any inability to retain and recruit qualified key executives, key employees, key consultants or skilled workers and, relatedly, our dependence on key personnel and the availability of skilled workers, and the related labor costs, including as a result of the ongoing conflict between Russia and Ukraine;

●	the potential difference in interests between or among certain of our directors, officers, key executives and shareholders;

●	quality and efficiency requirements from customers and applicable laws and regulations and developments regarding the technologies relating to the LPG sector and the effects of and our ability to implement new products and new technology available in our industry, including with respect to equipment propulsion and overall vessel efficiency, including the reduction of traditional emissions;

●	potential new environmental regulations and restrictions in respect of decarbonization, whether at a global level stipulated by the International Maritime Organization, including the recently adopted strategy to reduce greenhouse gas emissions in international shipping by the Marine Environment Protection Committee at its 80th session in July 2023, or imposed by regional or national authorities, affecting fuel costs, vessel speeds, equipment requirements or other alterations or adjustments, including the installation of Engine Power Limitation (EPL) systems, that could impose additional costs of operations on our business;

●	operating hazards in the maritime transportation industry, and catastrophic events, including accidents, political events, public health threats (including the outbreak of communicable diseases), international hostilities and instability, armed conflict, piracy, attacks on vessels or other petroleum-related infrastructures and acts by terrorists, which may cause potential disruption of shipping routes;

●	the length and severity of epidemics and other public health concerns, including any impact on the demand for commercial seaborne transportation of LPG, supply chain disruptions and the condition of financial markets and the potential associated impacts to our global operations;

●	business disruptions due to natural disasters or adverse weather outside of our control;

●	the adequacy of our insurance coverage in the event of a catastrophic event;

●	the failure to protect our information systems against security breaches, or the failure or unavailability of these systems for a significant period;

●	the arresting or attachment of one or more of our vessels by maritime claimants;

●	compliance with and changes to governmental, tax, environmental and safety laws and regulations, which may add to our costs or the costs of our customers;

●	fluctuations in currencies, foreign exchange rates, and interest rates including, but not limited to, the Secured Overnight Financing Rate (“SOFR”);

●	compliance with the United States Foreign Corrupt Practices Act of 1977, the United Kingdom Bribery Act 2010, or other applicable regulations relating to bribery;

●	the volatility of the price of shares of our common stock (our “common shares”) and future sales of our common shares;

●	if we will or will be able to pay dividends (irregular or otherwise) in the future.

●	our incorporation under the laws of the Republic of the Marshall Islands and the different rights to relief that may be available compared to other countries, including the United States;

●	congestion at or blockages of ports or canals, including drought conditions at the Panama Canal;

●	any developments in the existing Panama Canal transportation structure as a result of the study announced by the Panamanian government and Energy Transfer LP to analyze the prospects of building an LPG pipeline, potentially running beside the existing Panama Canal and linking the Atlantic Ocean with the Pacific Ocean;

●	if we are required to pay tax on U.S. source income;

●	if we are treated as a “passive foreign investment company”; and

●	other factors detailed in this report and from time to time in our periodic reports.

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

PART I

ITEM 1.  BUSINESS

Unless otherwise indicated, references to "Dorian," the "Company," "we," "our," "us," or similar terms refer to Dorian LPG Ltd. and its subsidiaries. We use the term "VLGC" to refer to very large gas carriers and “VLGC/AC” to refer to very large gas carriers that are purpose built to transport ammonia in addition to LPG. We use the term "LPG" to refer to liquefied petroleum gas and we use the term "cbm" to refer to cubic meters in describing the carrying capacity of our vessels. Unless otherwise indicated, all references to "U.S. dollars," "USD," and "$" in this report are to the lawful currency of the United States of America and references to "Norwegian Krone" and "NOK" are to the lawful currency of Norway.

Overview

Dorian was incorporated on July 1, 2013 under the laws of the Republic of the Marshall Islands, is headquartered in the United States and is engaged in the transportation of LPG. Specifically, Dorian and its subsidiaries are focused on owning and operating VLGCs in the LPG shipping industry. Our founding executives have managed vessels in the LPG shipping market since 2002. Our fleet currently consists of twenty-five VLGCs, including one dual-fuel 84,000 cbm ECO-design VLGC, or our Dual-fuel ECO VLGC; nineteen fuel-efficient 84,000 cbm ECO-design VLGCs, or our ECO VLGCs; one 82,000 cbm modern VLGC; three time chartered dual fuel Panamax size VLGCs; and one time chartered-in ECO VLGC. The twenty-five VLGCs in our fleet, including the four time chartered-in vessels, as of May 23, 2024, have an aggregate carrying capacity of approximately 2.1 million cbm and an average age of 7.9 years. Currently, fifteen of our ECO VLGCs, including one of our time chartered-in ECO-VLGCs, are fitted with scrubbers to reduce sulfur emissions. An additional technically managed VLGC has contractual commitments to be equipped with a scrubber with installation expected to be completed during our fiscal year ending March 31, 2025. Vessels fitted with scrubbers allow us to reduce our emissions and to burn less refined fuel, which is frequently cheaper than more refined, lower sulfur grades. When the cost of more refined fuel exceeds that of less refined fuel, we are typically able to earn a higher TCE for spot voyages and to potentially contract time charters at higher rates compared to vessels without scrubbers. On November 24, 2023, we entered into an agreement for a newbuilding Very Large Gas Carrier / Ammonia Carrier (“VLGC/AC”), with a cargo carrying capacity of 93,000 cbm that can transport LPG or ammonia and is expected to be delivered from Hanwha Ocean Co. Ltd. in the third calendar quarter of 2026. We provide in-house commercial services for all of our vessels, including our vessels deployed in the Helios Pool (defined below), which may also receive commercial management services from MOL Energia (defined below). Excluding our time chartered-in vessels, we provide in-house technical management services for all of our vessels, including our vessels deployed in the Helios Pool.

On April 1, 2015, we and MOL Energia Pte. Ltd. (“MOL Energia”), formerly known as Phoenix Tankers Pte. Ltd., a wholly-owned subsidiary of Mitsui OSK Lines Ltd., an unaffiliated third party, began operation of Helios LPG Pool LLC, (the “Helios Pool”), a joint venture owned 50% by us and 50% by MOL Energia. We believe that the operation of certain of our VLGCs in this pool allows us to achieve better market coverage and utilization. Vessels entered into the Helios Pool are commercially managed jointly by Dorian LPG (DK) ApS, our wholly-owned subsidiary, and MOL Energia. The members of the Helios Pool share in the net pool revenues generated by the entire group of vessels participating in the pool, weighted according to certain technical vessel characteristics, and net pool revenues are distributed as variable rate time charter hire to each participant. The vessels entered into the Helios Pool may operate either in the spot market, pursuant to contracts of affreightment, or COAs, or on time charters of two years' duration or less. We and MOL Energia have agreed that the Helios Pool will have a right of first refusal to undertake any time charter with an original duration greater than two years. As of May 23, 2024, the Helios Pool operated thirty VLGCs, including twenty-four vessels from our fleet, five MOL Energia vessels, and one time chartered-in vessel.

Our Fleet

The following table sets forth certain information regarding our fleet as of May 23, 2024:

					Scrubber		Time
	Capacity			ECO	Equipped		Charter-Out
	(Cbm)	Shipyard	Year Built	Vessel(1)	or Dual-Fuel	Employment	Expiration(2)
Dorian VLGCs
Captain John NP	82,000	Hyundai	2007	—	—	Pool(4)	—
Comet	84,000	Hyundai	2014	X	S	Pool(4)	—
Corsair(3)	84,000	Hyundai	2014	X	S	Time Charter(6)	Q4 2024
Corvette	84,000	Hyundai	2015	X	S	Pool(4)	—
Cougar(3)	84,000	Hyundai	2015	X	—	Pool-TCO(5)	Q2 2025
Concorde	84,000	Hyundai	2015	X	S	Pool(4)	—
Cobra	84,000	Hyundai	2015	X	—	Pool(4)	—
Continental	84,000	Hyundai	2015	X	—	Pool(4)	—
Constitution	84,000	Hyundai	2015	X	S	Pool(4)	—
Commodore	84,000	Hyundai	2015	X	—	Pool-TCO(5)	Q2 2027
Cresques(3)	84,000	Daewoo	2015	X	S	Pool-TCO(5)	Q2 2025
Constellation	84,000	Hyundai	2015	X	S	Pool(4)	—
Cheyenne	84,000	Hyundai	2015	X	S	Pool(4)	—
Clermont	84,000	Hyundai	2015	X	S	Pool(4)	—
Cratis(3)	84,000	Daewoo	2015	X	S	Pool(4)	—
Chaparral(3)	84,000	Hyundai	2015	X	—	Pool-TCO(5)	Q2 2025
Copernicus(3)	84,000	Daewoo	2015	X	S	Pool(4)	—
Commander	84,000	Hyundai	2015	X	S	Pool(4)	—
Challenger	84,000	Hyundai	2015	X	S	Pool-TCO(5)	Q3 2026
Caravelle(3)	84,000	Hyundai	2016	X	S	Pool(4)	—
Captain Markos(3)	84,000	Kawasaki	2023	X	DF	Pool(4)	—
Total	1,762,000

Time chartered-in VLGCs
Future Diamond(7)	80,876	Hyundai	2020	X	S	Pool(4)	—
HLS Citrine(8)	86,090	Hyundai	2023	X	DF	Pool(4)	—
HLS Diamond(9)	86,090	Hyundai	2023	X	DF	Pool(4)	—
Cristobal(10)	86,980	Hyundai	2023	X	DF	Pool(4)	—
(1)	Represents vessels with very low revolutions per minute, long-stroke, electronically controlled engines, larger propellers, advanced hull design, and low friction paint.

(2)	Represents calendar year quarters.

(3)	Operated pursuant to a bareboat chartering agreement. See Note 10 to our consolidated financial statements.

(4)	“Pool” indicates that the vessel operates in the Helios Pool on a voyage charter with a third party and we receive a portion of the pool profits calculated according to a formula based on the vessel’s pro rata performance in the pool.

(5)	“Pool-TCO” indicates that the vessel is operated in the Helios Pool on a time charter out to a third party and we receive a portion of the pool profits calculated according to a formula based on the vessel’s pro rata performance in the pool.

(6)	Currently on a time charter with an oil major that began in November 2019.

(7)	Currently time chartered-in to our fleet with an expiration during the first calendar quarter of 2025.

(8)	Vessel has a Panamax beam and is currently time chartered-in to our fleet with an expiration during the first calendar quarter of 2030 and purchase options beginning in year seven.

(9)	Vessel has a Panamax beam and is currently time chartered-in to our fleet with an expiration during the first calendar quarter of 2030 and purchase options beginning in year seven.

(10)	Vessel has a Panamax beam and shaft generator and is currently time chartered-in to our fleet with an expiration during the third calendar quarter of 2030 and purchase options beginning in year seven.

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

Our Customers

Our customers, either directly or through the Helios Pool, include or have included global energy companies such as Exxon Mobil Corp., Chevron Corp., China International United Petroleum & Chemicals Co., Ltd., Royal Dutch Shell plc, Equinor ASA, Total S.A., and Sunoco LP, commodity traders such as Glencore plc, Itochu Corporation, Bayegan Group, Gunvor Group, and the Vitol Group and importers such as E1 Corp., Indian Oil Corporation, SK Gas Co. Ltd., and Astomos Energy Corporation, or subsidiaries of the foregoing. See “Item 7. Management Discussion and Analysis—Overview” for a discussion of our customers that accounted for more than 10% of our total revenues and “Item 1A. Risk Factors—We expect to be dependent on a limited number of customers for a material part of our revenues, and failure of such customers to meet their obligations could cause us to suffer losses or negatively impact our results of operations and cash flows.” For the years ended March 31, 2024, 2023 and 2022 approximately 95%, 94% and 90% of our revenues, respectively, were generated through the Helios Pool as net pool revenues—related party. See “Item 1A. Risk Factors—We and the Helios Pool operate exclusively in the VLGC segment of the LPG shipping industry. Due to the general lack of industry diversification, adverse developments in the LPG shipping industry may adversely affect our business, financial condition and operating results.”

We intend to continue to pursue a balanced chartering strategy by employing our vessels on a mix of multi-year time charters, some of which may include a profit-sharing component, shorter-term time charters, spot market voyages and COAs. One of our vessels is currently on a fixed time charter outside of the Helios Pool with an approximate remaining term of 0.5 years as of May 23, 2024, and five of our VLGCs are on Pool-TCO within the Helios Pool. See “Our Fleet” above for more information.

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

Competition

LPG carrier capacity is primarily a function of the size of the existing world fleet, the number of newbuildings being delivered and the scrapping of older vessels. According to industry sources, in the VLGC sector in which we operate as of May 22, 2024, there were 388 vessels with an aggregate carrying capacity of 32.4 million cbm in the world fleet and 85 vessels (including 41 Ammonia carriers) with 7.6 million cbm of capacity on order for delivery by the end of 2028.

Our largest competitors for VLGC shipping services include BW LPG Ltd., or BWLPG; Avance Gas Holding Ltd., or Avance; and Petredec Pte. Ltd., or Petredec. According to industry sources, there were approximately 106 owners in the worldwide VLGC fleet as of May 22, 2024, with the top ten owners possessing 40% of the total fleet on a vessel count basis. Competition for the transportation of LPG depends on the price, vessel position, size, age, condition and acceptability of the vessel to the charterer. We believe we own and operate one of the youngest and the third largest fleet in the VLGC size segment, which, in our view, enhances our position relative to that of our competitors. Our twenty-one VLGCs (excluding the four-time chartered-in vessels) have an average age of 9.0 years compared to the global VLGC fleet’s average age of 10.3 years. Refer to “Item 1A. Risk Factors—We face substantial competition in trying to expand relationships with existing customers and obtain new customers.”

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

Human Capital

As of March 31, 2024, we employed 88 shore-based persons in our offices in the United States, Greece, and Denmark, and had approximately 489 seafaring staff serving on our technically managed vessels. Seafarers are sourced from seafarer recruitment and placement service agencies and are employed with short-term employment contracts.

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

The health and safety of our staff is of paramount importance to us. Following the onset of the COVID-19 pandemic in early 2020, we responded by prioritizing the safety and well-being of our staff through the implementation of strict COVID-19 safety checks and medical support to mitigate the related health risks on our vessels. For our shoreside offices and operations, we implemented various health and safety measures intended to address COVID-19 and other public health concerns. In spite of the end of the COVID-19 public health crisis, we continue to maintain be vigilant of the health of our seafarers and have resources in place to respond to pandemics.

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

We seek to honor the dignity of each person by fostering a culture of inclusion. We embrace diverse voices and experiences, support programs and resources that build an authentic and respectful workplace, and provide fair and equitable opportunities for each person to contribute meaningfully. We believe our workforce needs to be diverse, which, in turn, enables us to innovate, collaborate and better deliver to our customers. Additionally, we have joined the All Aboard Alliance and, together with other industry leaders, we are committed to have a sustainable, progressive, and innovative maritime industry that we can all be proud of with increased diversity, equity, and inclusion throughout organizations across the sector both at sea and onshore.

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

For maintenance of the class certificate, regular and special surveys of hull, machinery, including the electrical plant and any special equipment classed, are required to be performed by the classification society, to ensure continuing compliance. The classification societies provide guidelines applicable to LPG vessels relating to extended intervals for drydocking. Every vessel is required to be drydocked every 30 to 36 months for inspection of the underwater parts of the vessel. For vessels under 15 years of age, an underwater inspection can be conducted in lieu of drydocking and all required work can be conducted concurrently with the special survey. Certain cargo vessels that meet the system requirements set by classification societies may qualify for extended drydocking, which extends the 5-year period to 7.5 years, by replacing certain dry-dockings with in-water surveys. If any defects are found, the classification surveyor will issue a "recommendation" which must be rectified by the shipowner within prescribed time limits. The classification society also undertakes on request of the flag state other surveys and checks that are required by the regulations and requirements of that flag state. These surveys are subject to agreements made in each individual case and/or to the regulations of the country concerned. If any vessel does not maintain its class and/or fails any annual survey, intermediate survey, drydocking or special survey, the vessel will be unable to carry cargo between ports and will be unemployable and uninsurable which could cause us to be in violation of certain covenants in our loan agreements and financing arrangements. Any such inability to carry cargo or be employed, or any such violation of covenants, could have a material adverse impact on our financial condition and results of operations.

Most insurance underwriters and lenders require a vessel to be certified as “in class” by a classification society, which is a member of the International Association of Classification Societies, or the IACS. In December 2013, the IACS adopted harmonized Common Structure Rules, or “the Rules,” that align with International Maritime Organization, the United Nations agency for maritime safety and the prevention of pollution by vessels, or the IMO, goal standards and apply to oil tankers and bulk carriers contracted for construction on or after July 1, 2015. The Rules attempt to create a level of consistency between IACS Societies. Our technically managed VLGCs are currently classed with either Lloyd’s Register, the American Bureau of Shipping, or ABS, or Det Norske Veritas, all members of the IACS. All of the vessels in our fleet have been awarded International Safety Management, or ISM, certification and are currently “in class.”

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

Risk of Loss and Insurance

The operation of ships, including LPG carriers, has inherent risks. These risks span a wide spectrum ranging from loss of the vessel and her crew via collision, grounding, personal illness, injury or death, technical breakdowns, cargo loss or damage, cyber-attacks, and business interruption due to political circumstances in foreign countries, hostilities or piracy. Having said that, we believe that our present insurance coverage is adequate to protect us against the accident-related risks involved in the conduct of our business and that we maintain appropriate levels of environmental damage and pollution insurance coverage consistent with standard industry practice. Additionally, we maintain non-marine insurance policies we believe are customary and with limits we believe to be adequate to protect us against material loss. The policies principally provide coverage for general liability, directors and officers, workers’ compensation, and insurance against the consequences of a cyber-attack. However, not all risks can be insured against, and there can be no guarantee that any specific claim will be paid, or that we will always be able to obtain adequate insurance coverage at acceptable rates.

The types of insurances we have purchased can be categorized as follows:

●	Damage to or loss of the ships themselves;
●	Liability to cargo owners for damage to or loss of cargo, for injury to or death of crew or third parties, for collision with other ships or objects, for pollution damage, for fines and other liabilities;
●	Compensation for loss of income in periods when ships undergo repairs due to damage;
●	Compensation for legal expenses in defending against contract claims or in collecting money due;
●	Compensation for damage to IT equipment ashore and onboard the ships in the case of a cyber-attack and of loss suffered from resulting business interruption; and
●	Non-marine coverage, e.g. directors’ and officers’ insurance.

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

To supplement these insurances, we have also obtained loss of hire insurance to protect against loss of income in the event one of our vessels cannot be employed due to damage covered under the terms of our hull and machinery policies (marine and war risks). Under our loss of hire policies, our insurers will pay us an agreed daily amount for the time that the vessel is out of service as a result of damage, for a maximum of 180 days following a deductible period of 14 days for marine and 7 days for war risks.

These covers are all placed with reputable insurance providers with high credit ratings.

We have procured protection and indemnity insurance (“P&I”), which covers legal liabilities to crew and third parties in connection with operating our ships, and is provided by mutual protection and indemnity associations, or P&I clubs. This insurance includes third-party liability and other expenses related to the illness, injury or death of crew members, passengers and other third parties, loss or damage to cargo, claims arising from collisions with other vessels or from contact with jetties or wharves and other damage to other third-party property, including pollution arising from oil or other substances, and other related costs, including wreck removal. Except for pollution liability, the P&I cover is unlimited.

Our current P&I coverage for pollution liability is $1.0 billion per vessel per incident. The thirteen P&I clubs that comprise the International Group of Protection and Indemnity Clubs, or the International Group, insure approximately 90% of the world’s commercial tonnage and have entered into a pooling agreement to reinsure each association’s liabilities. We are a member of three P&I clubs: The United Kingdom Mutual Steamship Assurance Association Limited, Assuranceforeningen Gard and The London Steam-Ship Owners' Mutual Insurance Association Limited. All three P&I clubs are members of the International Group of P&I Clubs. As a member of these P&I clubs, we are – in addition to the annual premiums (called “advanced calls”) - subject to potential additional premiums (called “supplemental calls”), based on each club’s over-all claims record, as well as – due to the mutual reinsurance arrangement between the clubs - the claims record of the other members of the P&I clubs comprising the International Group. However, the International Group of P&I Clubs has reinsured part of the risk of additional premium calls to limit additional exposure.

While we believe that our present insurance coverage is in line with industry standard and adequate, not all risks can be insured against, and there is the possibility that any specific claim may not be paid, or that we will not always be able to obtain adequate insurance coverage at reasonable rates.

Our Environmental, Social and Governance Efforts

As one of the leaders in the international transportation of LPG, we are committed to delivering cleaner-burning energy in a safe, reliable and environmentally efficient manner. LPG is a clean, efficient and readily available source of energy, with positive benefits to the environment relative to other fuels. While extending the economic and social benefits of delivering LPG to consumers across the globe, we recognize that the shipping industry is heavily dependent on the burning of fossil fuels, contributing to the warming of the world’s climate system. In providing our services, we are committed to reducing our carbon footprint and greenhouse gas emissions. We welcome and support efforts to increase transparency and to promote investors’ understanding of how we and our industry peers are addressing the climate change-related risks and opportunities. We have disclosed certain ESG-related information on our website, including our ESG Report, aligned with the Sustainability Accounting Standards Board (SASB) Marine Transportation standard, additionally taking into account recommendations provided by the Taskforce on Climate-Related Financial Disclosures (TCFD). The report includes information on how we monitor, manage and perform on material ESG issues in the face of increasing expectations and regulations. Our ESG Report may be found on our website at www.dorianlpg.com. The information included on or accessible through our website is not incorporated by reference into this annual report on Form 10-K (“Annual Report”).

Dorian’s ESG strategies, risks and initiatives are overseen by our board of directors (the “Board of Directors”), which includes independent members and experts in shipping matters. Our Nominating and Corporate Governance Committee monitors progress of ESG efforts and together with management ensures integrity of reporting. The Company’s executive leadership team, led by our Chief Executive Officer, President and Chairman of the Board of Directors, Mr. John C. Hadjipateras, formulates ESG strategies and drives initiatives, while the members of our management set targets, assesses risks, develops policies and procedures and executes the ESG efforts. Some of the ESG initiatives that we have undertaken include:

●	operating newer, more technologically advanced ECO vessels, with very low revolutions per minute, long-stroke, electronically controlled engines, larger propellers, advanced hull design, and low friction paint, resulting in enhanced energy efficiency and reduced greenhouse gas emissions on a ton-mile basis, including the vessels in our existing fleet, our newbuilding Dual-fuel ECO VLGC delivered from Kawasaki Heavy Industries in March 2023, and our three time chartered-in Dual Fuel VLGCs that entered our fleet in February, March, and July 2023;

●	fitting vessels with scrubbers to reduce sulfur emissions to, among other things, comply with the IMO’s new fuel regulations which went into effect in January 2020;

●	joining the Getting to Zero Coalition, a global alliance of more than 140 companies committed to the decarbonization of deep-sea shipping in line with the IMO greenhouse gas emissions reduction strategy;

●	creating teams and a formal reporting structure for the evaluation and potential implementation of new energy saving technologies such as batteries, hull friction reducing technologies, and a range of other applications;

●	implementing and utilizing internal and third-party data collection and analysis software, which allows data to be gathered from our vessels for use in performance optimization, with the aim of reducing our fuel consumption, and carbon dioxide and greenhouse gas emissions;

●	including a sustainability-linked pricing mechanism in our 2023 A&R Debt Facility (as defined below) and providing relevant carbon emissions data for the vessels in our fleet that are owned or technically managed pursuant to a bareboat charter to our lenders in connection with the Poseidon Principles, which establish a framework for assessing and disclosing the climate alignment of ship finance portfolios with the IMO’s target to peak greenhouse gas (“GHG”) emissions from international shipping as soon as possible and to reach net-zero GHG emissions by or around, i.e. close to, 2050, as per 2023 IMO GHG Strategy;

●	successfully complying with the IMO’s Energy Efficiency Existing Ship Index (“EEXI”) and Carbon Intensity Indicator (“CII”) requirements in 2023, affirming our commitment to maritime environmental standards;

●	becoming a Mission Ambassador in a strategic partnership with the Mærsk Mc-Kinney Møller Center for Zero Carbon Shipping, Copenhagen, starting January 2023, and joining forces with the maritime industry's united effort to accelerate the possibility of net-zero target by 2050;

●	becoming a signatory to the Neptune Declaration on Seafarer Wellbeing and Crew Change, in a worldwide call to action to end the unprecedented crew change crisis caused by COVID-19;

●	establishing risk management and internal control policies and systems to manage risk and ensure compliance with all applicable international and local laws; and

●	establishing compliance programs to meet or exceed, when possible and appropriate, all applicable rules and regulations governing the maritime industry, including the items described in the “Environmental and Other Regulation in the Shipping Industry” section below.

We were one of the founding members of The All Aboard Alliance (“AAA”), an initiative of the Global Maritime Forum, which brings together senior leaders from across the maritime industry, united by a collaborative drive towards increasing diversity, equity, and inclusion in all organizations, at sea and onshore. In October 2023, the AAA announced the Diversity@Sea initiative that saw eleven companies pilot a series of test measures to make life at sea more inclusive and attractive to all seafarers. We are participating in track two of the initiative and have committed to meeting a series of minimum requirements onboard one pilot vessel within our fleet. These initiatives include having a minimum number of women onboard, continuously available wi-fi for crew members, and ensuring that all seaborne staff have access to inclusive personal protective equipment.

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

Our LPG vessels may also become subject to the 2010 HNS Convention, if it is entered into force. In 1996, the International Convention on Liability and Compensation for Damages in Connection with the Carriage of Hazardous and Noxious Substances by Sea, was adopted and subsequently amended by the 2010 Protocol, or the 2010 HNS Convention. The HNS Convention creates a regime of liability and compensation for damage from hazardous and noxious substances (“HNS”), including liquefied gases. The 2010 HNS Convention establishes that the polluter pays by ensuring that the shipping and HNS industries provide compensation for those who have suffered loss or damage resulting from an HNS incident. The following types of damage will be covered by the 2010 HNS Convention: loss of life or personal injury on board or outside the ship carrying the HNS; loss of or damage to property outside the ship; economic losses resulting from contamination, e.g. in the fishing, mariculture and tourism sectors; costs of preventive measures, e.g. clean-up operations at sea and onshore; and costs of reasonable measures of reinstatement of the environment. Shipowners will be held strictly liable up to a maximum limit of liability for the cost of an HNS incident and are required to have insurance that is State certified. The 2010 HNS Convention sets up a two-tier system of compensation composed of compulsory insurance taken out by shipowners and an HNS Fund which comes into play when the insurance is insufficient to satisfy a claim or does not cover the incident. Under the 2010 HNS Convention, if damage is caused by bulk HNS, claims for compensation will first be sought from the shipowner up to a maximum of 100 million Special Drawing Rights (“SDR”). If the damage is caused by packaged HNS or by both bulk and packaged HNS, the maximum liability is 115 million SDR. Once the limit is reached, compensation will be paid from the HNS Fund up to a maximum of 250 million SDR. The 2010 HNS Convention will enter into force 18 months after the date on which it is ratified by at least twelve States, four of which must each have a merchant have a merchant shipping fleet of no less than 2 million units of gross tonnage, and having received during the preceding calendar year a total quantity of at least 40 million tons of cargo that would be contributing to the general account. To date, six states (South Africa, Canada, Denmark, Estonia, Norway and Turkey) have ratified and consented to be bound by the 2010 HNS Convention. Although the 2010 HNS Convention has not been ratified by a sufficient number of countries to enter into force, we cannot estimate the costs that may be needed to comply with any such requirements that may be adopted with any certainty at this time.

In June 2015 the IMO formally adopted the International Code of Safety for Ships using Gases or Low flashpoint Fuels, or the “IGF Code,” which is designed to minimize the risks involved with ships using low flashpoint fuels. The IGF Code will be mandatory under SOLAS through the adopted amendments. The IGF Code and the amendments to SOLAS became effective January 1, 2017. In June 2022, the IGF Code was amended to address cofferdams for fire protection, safe fuel distribution outside machinery spaces, fire protection between spaces with fuel with fuel containment systems, and fixed fire-extinguishing systems in LNG fuel preparation spaces. These amendments entered into force on January 1, 2024.

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

Sulfur content standards are even stricter within certain “Emission Control Areas,” or (“ECAs”). As of January 1, 2015, ships operating within an ECA were not permitted to use fuel with sulfur content in excess of 0.1% m/m. Amended Annex VI establishes procedures for designating new ECAs. Currently, the IMO has designated four ECAs, including specified portions of the Baltic Sea area, North Sea area, North American area and United States Caribbean area. Ocean-going vessels in these areas will be subject to stringent emission controls and may cause us to incur additional costs. Other areas in China are subject to local regulations that impose stricter emission controls. In December 2021, the member states of the Convention for the Protection of the Mediterranean Sea Against Pollution agreed to support the designation of a new ECA in the Mediterranean (“Barcelona Convention”). On December 15, 2022, MEPC 79 adopted the Barcelona

Convention, with an effective date of May 1, 2025. On July 2023, MEPC 80 announced three new ECA proposals, including the Canadian Arctic waters and the North-East Atlantic Ocean. If other ECAs are approved by the IMO, or other new or more stringent requirements relating to emissions from marine diesel engines or port operations by vessels are adopted by the U.S. Environmental Protection Agency (“EPA”) or the states where we operate, compliance with these regulations could entail significant capital expenditures or otherwise increase the costs of our operations.

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

Additionally, MEPC 75 introduced draft amendments to Annex VI which impose new regulations to reduce greenhouse gas emissions from ships. These amendments introduce requirements to assess and measure the energy efficiency of all ships and set the required attainment values, with the goal of reducing the carbon intensity of international shipping. The requirements include (1) a technical requirement to reduce carbon intensity based on a new EEXI, and (2) operational carbon intensity reduction requirements, based on a new operational carbon intensity indicator (“CII”). The attained EEXI is required to be calculated for ships of 400 gross tonnage and above, in accordance with different values set for ship types and categories. With respect to the CII, the draft amendments would require ships of 5,000 gross tonnage to document and verify their actual annual operational CII achieved against a determined required annual operational CII. Additionally, MEPC 75 proposed draft amendments requiring that, on or before January 1, 2023, all ships above 400 gross tonnage must have an approved SEEMP on board. For ships above 5,000 gross tonnage, the SEEMP would need to include certain mandatory content. The draft amendments introduced at MEPC 75 were adopted at the MEPC 76 session on June 2021 and have entered into force in November 2022, with the requirements for EEXI and CII certification coming into effect from January 1, 2023. MEPC 77 adopted a non-binding resolution which urges Member States and ship operators to voluntarily use distillate or other cleaner alternative fuels or methods of propulsion that are safe for ships and could contribute to the reduction of Black Carbon emissions from ships when operating in or near the Arctic. MEPC 79 adopted amendments to MARPOL Annex VI, Appendix IX to include the attained and required CII values, the CII rating and attained EEXI for existing ships in the required information to be submitted to the IMO Ship Fuel Oil Consumption Database. MEPC 79 also revised the EEDI calculation guidelines to include a CO2 conversion factor for ethane, a reference to the updated ITCC guidelines, and a clarification that in case of a ship with multiple load line certificates, the maximum certified summer draft should be used when determining the deadweight. The amendments will enter into force on May 1, 2024.  In July 2023, MEPC 80 approved the plan for reviewing CII regulations and guidelines, which must be completed at the latest by January 1, 2026.  There will be no immediate changes to the CII framework, including correction factors and voyage adjustments, before the review is completed.

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

In June 2022, SOLAS also set out new amendments that took effect January 1, 2024, which include new requirements for: (1) the design for safe mooring operations, (2) the Global Maritime Distress and Safety System (“GMDSS”), (3) watertight integrity, (4) watertight doors on cargo ships, (5) fault-isolation of fire detection systems, (6) life-saving appliances, and (7) safety of ships using LNG as fuel. These new requirements may impact the cost of our operations.

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

On December 4, 2013, the IMO Assembly passed a resolution revising the application dates of the BWM Convention so that the dates are triggered by the entry into force date and not the dates originally in the BWM Convention. This, in effect, makes all vessels delivered before the entry into force date “existing vessels” and allows for the installation of ballast water management systems on such vessels at the first International Oil Pollution Prevention (“IOPP”) renewal survey following entry into force of the convention. The MEPC adopted updated guidelines for approval of ballast water management systems (G8) at MEPC 70. At MEPC 71, the schedule regarding the BWM Convention’s implementation dates was also discussed and amendments were introduced to extend the date existing vessels are subject to certain ballast water standards. Those changes were adopted at MEPC 72. Ships over 400 gross tons generally must comply with a “D-1 standard,” requiring the exchange of ballast water only in open seas and away from coastal waters. The “D-2 standard” specifies the maximum amount of viable organisms allowed to be discharged, and compliance dates vary depending on the IOPP renewal dates. Depending on the date of the IOPP renewal survey, existing vessels must comply with the D-2 standard on or after September 8, 2019. For most ships, compliance with the D-2 standard will involve installing on-board systems to treat ballast water and eliminate unwanted organisms. Ballast water management systems, which include systems that make use of chemical, biocides, organisms or biological mechanisms, or which alter the chemical or physical characteristics of the ballast water, must be approved in accordance with IMO Guidelines (Regulation D-3). As of October 13, 2019, MEPC 72’s amendments to the BWM Convention took effect, making the Code for Approval of Ballast Water Management Systems, which governs assessment of ballast water management systems, mandatory rather than permissive, and formalized an implementation schedule for the D-2 standard. Under these amendments, all ships must meet the D-2 standard by September 8, 2024. Costs of compliance with these regulations may be substantial. Additionally, in November 2020, MEPC 75 adopted amendments to the BWM Convention which would require a commissioning test of the ballast water management system for the initial survey or when performing an additional survey for retrofits. This analysis will not apply to ships that already have an installed BWM system certified under the BWM Convention. These amendments have entered into force on June 1, 2022. In December 2022, MEPC 79 agreed that it should be permitted to use ballast tanks for temporary storage of treated sewage and grey water. MEPC 79 also established that ships are expected to return to D-2 compliance after experiencing challenging uptake water and bypassing a BWM system should only be used as a last resort. In July 2023, MEPC 80 approved a plan for a comprehensive review of the BWM Convention over the next three years and the corresponding development of a package of amendments to the Convention.   MEPC 80 also adopted further amendments relating to Appendix II of the BWM Convention concerning the form of the Ballast Water Record Book, which are expected to enter into force in February 2025. A protocol for ballast water compliance monitoring devices and unified interpretation of the form of the BWM Convention certificate were also adopted.

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

In November 2020, MEPC 75 approved draft amendments to the Anti-fouling Convention to prohibit anti-fouling systems containing cybutryne, which would apply to ships from January 1, 2023, or, for ships already bearing such an anti-fouling system, at the next scheduled renewal of the system after that date, but no later than 60 months following the last application to the ship of such a system. In addition, the IAFS Certificate has been updated to address compliance options for anti-fouling systems to address cybutryne. Ships which are affected by this ban on cybutryne must receive an updated IAFS Certificate no later than two years after the entry into force of these amendments. Ships which are not affected (i.e. with anti-fouling systems which do not contain cybutryne) must receive an updated IAFS Certificate at the next Anti-fouling application to the vessel. These amendments were formally adopted at MEPC 76 in June 2021 and entered into force on January 1, 2023.

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

OPA contains statutory caps on liability and damages; such caps do not apply to direct cleanup costs. On December 23, 2022, the USCG issued a final rule to adjust the limitation of liability under the OPA. Effective March 23, 2023, the new adjusted limits of OPA liability for a tank vessel, other than a single-hull tank vessel, over 3,000 gross tons liability to the greater of $2,500 per gross ton or $21,521,300) (previous limit was $2,400 gross ton or $19,943,400). These limits of liability do not apply if an incident was proximately caused by the violation of an applicable U.S. federal safety, construction or operating regulation by a responsible party (or its agent, employee or a person acting pursuant to a contractual relationship) or a responsible party's gross negligence or willful misconduct. The limitation on liability similarly does not apply if the responsible party fails or refuses to (i) report the incident as required by law where the responsible party knows or has reason to know of the incident; (ii) reasonably cooperate and assist as requested in connection with oil removal activities; or (iii) without sufficient cause, comply with an order issued under the Federal Water Pollution Act (Section 311 (c), (e)) or the Intervention on the High Seas Act.

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

The 2010 Deepwater Horizon oil spill in the Gulf of Mexico resulted in additional regulatory initiatives or statutes, including higher liability caps under OPA, new regulations regarding offshore oil and gas drilling and a pilot inspection program for offshore facilities. However, several of these initiatives and regulations have been or may be revised. For example, the U.S. Bureau of Safety and Environmental Enforcement’s (“BSEE”) revised Production Safety Systems Rule (“PSSR”), effective December 27, 2018, modified and relaxed certain environmental and safety protections under the 2016 PSSR. Additionally, the BSEE amended the Well Control Rule, effective July 15, 2019, which rolled back certain reforms regarding the safety of drilling operations, and former U.S. President Trump had proposed leasing new sections of U.S. waters to oil and gas companies for offshore drilling. In January 2021, current U.S. President Biden signed an executive order temporarily blocking new leases for oil and gas drilling in federal waters. However, attorney generals from 13 states filed suit in March 2021 to lift the executive order, and in June 2021, a federal judge in Louisiana granted a preliminary injunction against the Biden administration, stating that the power to pause offshore oil and gas leases “lies solely with Congress.” In August 2022, a federal judge in Louisiana sided with Texas Attorney General Ken Paxton, along with the other 12 plaintiff states, by issuing a permanent injunction against the Biden Administration’s moratorium on oil and gas leasing on federal public lands and offshore waters. After being blocked by the courts, in September 2023, the Biden administration announced a scaled back offshore oil drilling plan, including just three oil lease sales in the Gulf of Mexico. With these rapid changes, compliance with any new requirements of OPA and future legislation or regulations applicable to the operation of our vessels could impact the cost of our operations and adversely affect our business.

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

The U.S. Clean Water Act (“CWA”) prohibits the discharge of oil, hazardous substances and ballast water in U.S. navigable waters unless authorized by a duly-issued permit or exemption, and imposes strict liability in the form of penalties for any unauthorized discharges. The CWA also imposes substantial liability for the costs of removal, remediation and damages and complements the remedies available under OPA and CERCLA. In 2015, the EPA expanded the definition of “waters of the United States” (“WOTUS”), thereby expanding federal authority under the CWA. Following litigation on the revised WOTUS rule, in December 2018, the EPA and Department of the Army proposed a revised, limited definition of WOTUS. In 2019 and 2020, the agencies repealed the prior WOTUS rule and promulgated the Navigable Waters Protection Rule (“NWPR”), which significantly reduced the scope and oversight of EPA and the Department of the Army in traditionally non-navigable waterways. On August 30, 2021, a federal district court in Arizona vacated the NWPR and directed the agencies to replace the rule with the pre-2015 definition. In January 2023, the revised WOTUS rule was codified in place of the vacated NWPR. On May 25, 2023, the United States Supreme Court ruled in the case Sackett v. EPA that only wetlands and permanent bodies of water with a "continuous surface connection" to "traditional interstate navigable waters" are covered by the CWA, further narrowing the application of the WOTUS rule.  On August 2023, the EPA and Department of the Army issued the final WOTUS rule, effective on September 8, 2023, that largely reinstated the pre-2015 definition and applied the Sackett ruling.

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

On September 15, 2020, the European Parliament voted to include greenhouse gas emissions from the maritime sector in the European Union’s carbon market, the EU Emissions Trading System (“EU ETS”) as part of its “Fit-for-55” legislation to reduce net greenhouse gas emissions by at least 55% by 2030.  This will require shipowners to buy permits to cover these emissions. On December 18, 2022, the Environmental Council and European Parliament agreed on a gradual introduction of obligations for shipping companies to surrender allowances equivalent to a portion of their carbon emissions: 40% for verified emissions from 2024, 70% for 2025 and 100% for 2026. Most large vessels will be included in the scope of the EU ETS from the start. Big offshore vessels of 5,000 gross tonnage and above will be included in the 'MRV' on the monitoring, reporting and verification of CO2 emissions from maritime transport regulation from 2025 and in the EU ETS from 2027. General cargo vessels and off-shore vessels between 400-5,000 gross tonnage will be included in the MRV regulation from 2025 and their inclusion in EU ETS will be reviewed in 2026. Furthermore, starting from January 1, 2026, the ETS regulations will expand to include emissions of two additional greenhouse gases: nitrous oxide and methane.  Compliance with the Maritime EU ETS will result in additional compliance and administration costs to properly incorporate the provisions of the Directive into our business routines. Additional EU regulations which are part of the EU’s "Fit-for-55," could also affect our financial position in terms of compliance and administration costs when they take effect.

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

At MEPC 70 and MEPC 71, a draft outline of the structure of the initial strategy for developing a comprehensive IMO strategy on reduction of greenhouse gas emissions from ships was approved. In accordance with this roadmap, in April 2018, nations at the MEPC 72 adopted an initial strategy to reduce greenhouse gas emissions from ships. The initial strategy identifies “levels of ambition” to reducing greenhouse gas emissions, including (1) decreasing the carbon intensity from ships through implementation of further phases of the EEDI for new ships; (2) reducing carbon dioxide emissions per transport work, as an average across international shipping, by at least 40% by 2030, pursuing efforts towards 70% by 2050, compared to 2008 emission levels; and (3) reducing the total annual greenhouse emissions by at least 50% by 2050 compared to 2008 while pursuing efforts towards phasing them out entirely. The initial strategy notes that technological innovation, alternative fuels and/or energy sources for international shipping will be integral to achieve the overall ambition. These regulations could cause us to incur additional substantial expenses. At MEPC 77, the Member States agreed to initiate the revision of the Initial IMO Strategy on Reduction of GHG emissions from ships, recognizing the need to strengthen the ambition during the revision process. In July 2023, MEPC 80 adopted a revised strategy, which includes an enhanced common ambition to reach net-zero greenhouse gas emissions from international shipping around or close to 2050, a commitment to ensure an uptake of alternative zero and near-zero greenhouse gas fuels by 2030, as well as i). reducing the total annual greenhouse gas emissions from international shipping by at least 20%, striving for 30%, by 2030, compared to 2008; and ii). reducing the total annual greenhouse gas emissions from international shipping by at least 70%, striving for 80%, by 2040, compared to 2008.

The EU made a unilateral commitment to reduce overall greenhouse gas emissions from its member states from 20% of 1990 levels by 2020. The EU also committed to reduce its emissions by 20% under the Kyoto Protocol’s second period from 2013 to 2020. Starting in January 2018, large ships over 5,000 gross tonnage calling at EU ports are required to collect and publish data on carbon dioxide emissions and other information. Under the European Climate Law, the EU committed to reduce its net greenhouse gas emissions by at least 55% by 2030 through its “Fit-for-55” legislation package.  As part of this initiative, regulations relating to the inclusion of greenhouse gas emissions from the maritime sector in the European Union’s carbon market, EU ETS, are also forthcoming.

In the United States, the EPA issued a finding that greenhouse gases endanger the public health and safety, adopted regulations to limit greenhouse gas emissions from certain mobile sources and proposed regulations to limit greenhouse gas emissions from large stationary sources. However, in March 2017, former U.S. President Trump signed an executive order to review and possibly eliminate the EPA’s plan to cut greenhouse gas emissions, and in August 2019, the Administration announced plans to weaken regulations for methane emissions. On August 13, 2020, the EPA released rules rolling back standards to control methane and volatile organic compound emissions from new oil and gas facilities. However, U.S. President Biden directed the EPA to publish a proposed rule suspending, revising, or rescinding certain of these rules. On November 2, 2021, the EPA issued a proposed rule under the CAA designed to reduce methane emissions from oil and gas sources. The proposed rule would reduce 41 million tons of methane emissions between 2023 and 2035 and cut methane emissions in the oil and gas sector by approximately 74 percent compared to emissions from this sector in 2005. EPA issued a supplemental proposed rule in November 2022 to include additional methane reduction measures. On December 2, 2023, the Biden Administration announced the final rule that includes updated and strengthened standards for methane and other air pollutants from new, modified, and reconstructed sources, as well as Emissions Guidelines to assist states in developing plans to limit methane emissions from existing sources. These new regulations could potentially affect our operations.

Any passage of climate control legislation or other regulatory initiatives by the IMO, the EU, the U.S. or other countries where we operate, or any treaty adopted at the international level to succeed the Kyoto Protocol or Paris Agreement, that restricts emissions of greenhouse gases could require us to make significant financial expenditures which we cannot predict with certainty at this time. As of March 31, 2024, fifteen of our ECO-VLGCs, including one of our chartered-in ECO-VLGCs, are equipped with scrubbers and we have contractual commitments related to a scrubber on an additional VLGC as of March 31, 2024. In addition to the added costs, the concern over climate change and regulatory measures to reduce greenhouse gas emissions may reduce global demand for oil and oil products, which would have an adverse effect on our business, financial results and cash flows.

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

We believe that we satisfy the Publicly-Traded Test, a factual determination made on an annual basis, with respect to our taxable year ended March 31, 2024, and we expect to continue to do so for our subsequent taxable years, and we intend to take this position for United States federal income tax reporting purposes. We do not currently anticipate circumstances under which we would be able to satisfy the 50% Ownership Test.

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

We believe that we satisfy the Publicly-Traded Test and will not be subject to the 5% Override Rule for taxable year ended March 31, 2024 and we also expect to continue to do so for our subsequent taxable years. However, there are factual circumstances beyond our control that could cause us to lose the benefit of the Section 883 exemption. For example, we may no longer qualify for Section 883 exemption for a particular taxable year if 5% Shareholders were to own, in the aggregate, 50% or more of our outstanding common shares on more than half the days of the taxable year, unless we could establish that within the group of 5% Shareholders, qualified shareholders own sufficient number of our shares to preclude the non-qualified shareholders in such group from owning 50% or more of our common shares for more than half the number of days during the taxable year. Under the Treasury Regulations, we would have to satisfy certain substantiation requirements regarding the identity of our shareholders. These requirements are onerous and there is no assurance that we would be able to satisfy them. Given the factual nature of the issues involved, we can give no assurances in regards of our or our subsidiaries' qualification for the Section 883 exemption.

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

We believe that income we earn from the voyage charters, and also from time charters, for the reasons discussed below, will be treated as active income for PFIC purposes and as a result, we intend to take the position that we satisfy the 75% income test for our taxable year ended March 31, 2024.

Based on our current and anticipated operations, we do not believe that we will be treated as a PFIC for our taxable year ended March 31, 2024 or subsequent taxable years, and we intend to take such position for our United States federal income tax reporting purposes. Our belief is based principally on the position that the gross income we derive from our voyage or time chartering activities should constitute services income, rather than rental income. Accordingly, such income should not constitute passive income, and the assets that we own and operate in connection with the production of such income, in particular, the vessels, should not constitute passive assets for purposes of determining whether we are a PFIC. There is substantial legal authority supporting this position consisting of case law and IRS pronouncements concerning the characterization of income derived from time charters as services income for other tax purposes. However, there is also authority which characterizes time charter income as rental income rather than services income for other tax purposes. Accordingly, no assurance can be given that the IRS or a court of law will accept this position, and there is a risk that the IRS or a court of law could determine that we are a PFIC. In addition, although we intend to conduct our affairs in a manner to avoid being classified as a PFIC with respect to any taxable year, we cannot assure you that the nature of our operations will not change in the future.

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

Available Information

Our website is located at www.dorianlpg.com. Information included on or accessible through our website does not constitute a part of this Annual Report. Our goal is to maintain our website as a portal through which investors can easily find or navigate to pertinent information about us, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and any other reports, after we file them with the Commission. The public may obtain a copy of our filings, free of charge, through our corporate internet website as soon as reasonably practicable after we have electronically filed such material with, or furnished it to, the Commission. Additionally, these materials, including this Annual Report and the accompanying exhibits are available from the Commission’s website http://www.sec.gov.

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

Risks Relating to Our Company

●	We, and the Helios Pool, operate exclusively in the VLGC segment of the LPG shipping industry. Due to the general lack of industry diversification, adverse developments in the VLGC segment of the LPG shipping industry may adversely affect our business, financial condition and operating results.
●	Seasonal and other fluctuations in respect of spot market charter rates have had in the past and may have in the future a negative effect on our revenues, results of operations and cash flows.
●	We and/or our pool managers may not be able to successfully secure employment for our vessels or vessels in the Helios Pool, which could adversely affect our financial condition and results of operations.
●	We face substantial competition in trying to expand relationships with existing and new customers.
●	We, and the Helios Pool, are subject to risks with respect to counterparties which could cause us to suffer losses or negatively impact our results of operations and cash flows.
●	We expect to be dependent on a limited number of customers for a material part of our revenues.
●	Restrictions on VLGC transits and increased toll charges at the Panama Canal may have an adverse effect on our results of operations.
●	Our indebtedness and financial obligations may adversely affect our operational flexibility.
●	Our existing and future debt and financing agreements contain and are expected to contain restrictive covenants that may limit our liquidity and corporate activities.
●	We may be adversely affected by developments and exposed to volatility in the SOFR market.
●	We have and may in the future selectively enter into derivative contracts and forward freight agreements, which can result in higher than market interest rates, lower than market freight rates, and charges against our income and could result in losses.
●	Because we generate all of our revenues in U.S. dollars but incur a portion of our expenses in other currencies, exchange rate fluctuations could adversely affect our results of operations.
●	If we fail to manage our growth properly or effectively time investments, we may incur significant expenses and losses and prevent the implementation of our business strategy.
●	If our fleet grows in size, we may need to update our operations and financial systems and recruit additional staff and crew.
●	We may be unable to attract and retain key personnel without incurring substantial expense.
●	Our directors and officers may in the future hold direct or indirect interests in companies that compete with us.
●	Our business and operations involve inherent operating risks, and our insurance and indemnities from our customers may not be adequate to cover potential losses from our operations.
●	We may be unable to procure adequate insurance coverage at commercially reasonable rates in the future and may be required to make additional premium payments.
●	We may incur increasing costs for the drydocking, maintenance or replacement of our vessels as they age, and, the risks associated with older vessels could adversely affect our ability to obtain profitable charters.
●	If we purchase secondhand vessels, we will be exposed to increased costs.
●	Certain shareholders have a substantial ownership stake in us, and their interests could conflict with the interests of our other shareholders.
●	United States tax authorities could treat us as a “passive foreign investment company.”
●	Changes in tax laws and unanticipated tax liabilities, including if we have to pay tax on United States source shipping income, could materially and adversely affect the taxes we pay, results of operations and financial results.

Risks Relating to Our Industry

●	The cyclical nature of seaborne LPG transportation may lead to significant changes in charter rates, vessel utilization and vessel values, which may adversely affect our revenues, profitability and financial condition.
●	A shift in consumer demand from LPG towards other energy sources or changes to trade patterns may have a material adverse effect on our business.
●	The market values of our vessels may fluctuate significantly.
●	The IMO 2020 regulations have and may continue to cause us to incur substantial costs and to procure low-sulfur fuel oil directly on the wholesale market for storage at sea and onward consumption on our vessels.
●	New environmental regulations stipulated by the International Maritime Organization could lead to additional costs.
●	Increasing scrutiny and changing expectations from investors, lenders and other market participants with respect to our ESG policies may impose additional costs on us or expose us to additional risks.
●	General economic, political and regulatory conditions, as well as macroeconomic conditions, could materially adversely affect our business, financial position and results of operations, as well as our future prospects.
●	The state of global financial markets and general economic conditions, as well as the perceived impact of emissions by our vessels on the climate may adversely impact our ability to obtain financing or refinancing.
●	Our operating results are subject to seasonal fluctuations, which could affect our operating results.
●	Future technological innovation could reduce our charter hire income and the value of our vessels.
●	Changes in fuel, or bunker, prices may adversely affect profits.
●	We are subject to regulations and liabilities, including environmental laws and restrictions, which could require significant expenditures and adversely affect our financial conditions and results of operations.
●	If our vessels call on ports located in countries or territories that are subject to sanctions or embargoes, it could lead to monetary fines or penalties and/or adversely affect our reputation and the market for our common shares.
●	Our vessels are subject to periodic inspections.
●	Maritime claimants could arrest and governments could requisition our vessels.
●	The operation of ocean-going vessels is inherently risky, and an incident resulting in significant loss or environmental consequences involving any of our vessels could harm our reputation and business.
●	We may be subject to litigation that could have an adverse effect on our business and financial condition.
●	Acts of piracy on ocean-going vessels could adversely affect our business.
●	Our operations outside the United States expose us to global risks, such as political instability, terrorism, war, international hostilities, including as a result of the ongoing conflicts in Ukraine and the Middle East, and global public health concerns, which may interfere with the operation of our vessels.
●	Outbreaks of epidemic and pandemic diseases could adversely affect our business.
●	If labor or other interruptions are not resolved in a timely manner, such interruptions could have a material adverse effect on our financial condition.
●	Information technology failures and data security breaches, including as a result of cybersecurity attacks, could negatively impact our results of operations and financial condition and expose us to litigation.

Risks Relating to Our Common Shares

●	The price of our common shares has fluctuated in the past, has recently been volatile and may be volatile in the future, and as a result, investors in our common shares could incur substantial losses.
●	Although we may have paid irregular dividends in the past, there can be no assurance that we will or will be able to pay any dividends in the future. A reduction in or elimination of dividends could cause investors in our common shares to incur substantial losses.

●	Although we have initiated a stock repurchase program, we cannot assure you that we will continue to repurchase shares or that we will repurchase shares at favorable prices.
●	We are a holding company and depend on the ability of our subsidiaries to distribute funds to us in order to satisfy our financial obligations and to make dividend payments.
●	A future sale of shares by major shareholders may reduce the share price.
●	The Republic of the Marshall Islands does not have a well-developed body of corporate law.
●	It may be difficult to enforce a United States judgment against us, our officers and our directors.
●	Our organizational documents contain anti-takeover provisions.

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

On November 24, 2023 we entered into an agreement for a newbuilding VLGC/AC, which is expected to be delivered in the third calendar quarter of 2026. The delivery of the VLGC/AC will mark our departure from operations exclusively in the LPG shipping industry and we may not be able to realize the benefits from our investment in the ammonia transportation sector. For more information, see “If we fail to manage our growth properly, we may incur significant expenses and losses.”

Seasonal and other fluctuations in respect of spot market charter rates have had in the past and may have in the future a negative effect on our revenues, results of operations and cash flows.

Currently, twenty-four vessels from our fleet, including our four time chartered-in vessels, operate in the Helios Pool, which employs vessels on short-term time charters, COAs, or in the spot market, the latter of which exposes us to fluctuations in spot market charter rates. We also employ one of our VLGCs on a fixed time charter outside of the Helios Pool. As these fixed time charters expire, we may employ these vessels in the spot market.

Generally, VLGC spot market rates are highly seasonal, typically demonstrating strength in the second and third calendar quarters as suppliers build inventory for high consumption during the northern hemisphere winter. However, 12-month time charter rates tend to smooth out these short-term fluctuations and recent LPG shipping market activity has not yielded the expected seasonal results.

The spot charter market may fluctuate significantly based upon LPG and LPG vessel supply and demand. The successful operation of our vessels in the competitive and highly volatile spot charter market depends on, among other things, obtaining profitable spot charters and minimizing, to the extent possible, time spent waiting for charters and time spent traveling in ballast to pick up cargo. The spot market is very volatile and there have been and will be periods when spot charter rates decline below the operating cost of vessels. If future spot charter rates decline, we may be unable to operate our vessels trading in the spot market profitably, meet our obligations, including payments on indebtedness, or pay any dividends in the future. Furthermore, as charter rates for spot charters are fixed for a single voyage which may last up to several weeks, during periods in which spot charter rates are rising, we will generally experience delays in realizing the benefits from such increases. If spot charter rates decline in the future, then we may not be able to profitably operate our vessels trading in the spot market or participating in the Helios Pool; meet our obligations, including payments on indebtedness; or pay dividends.

Further, although our one fixed time charter outside of the Helios Pool generally provides reliable revenues, it also limits the portion of our fleet available for spot market voyages during an upswing in the market, when spot market voyages might be more profitable. Conversely, when the current charter for the one vessel in our fleet on a fixed time charter outside of the Helios Pool expires (or if such charter is terminated early), we may not be able to re-charter this vessel at similar or higher rates, or at all. As a result, we may have to accept lower rates or experience off hire time for our vessels, which would adversely impact our revenues, results of operations and financial condition.

We and/or our pool managers may not be able to successfully secure employment for our vessels or vessels in the Helios Pool, which could adversely affect our financial condition and results of operations.

As of May 23, 2024, twenty-four of our vessels, including our four time chartered-in vessels, are operating within the Helios Pool, which employs vessels on short-term time charters, COAs, or in the spot market, and one of our vessels is on a fixed time charter outside of the Helios Pool that expires in the fourth calendar quarter of 2024. We cannot assure you that we will be successful in finding employment for our vessels in the spot market, on time charters or otherwise, or that any employment will be at profitable rates. Moreover, as vessels entered into the Helios Pool are commercially managed by our wholly-owned subsidiary and MOL Energia, we also cannot assure you that we or they will be successful in finding employment for the vessels in the Helios Pool or that any employment will be profitable. Any inability to locate suitable employment for our vessels or the vessels in the Helios Pool could affect our general financial condition, results of operation and cash flow as well as the availability of financing.

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

The process of obtaining new charter agreements is highly competitive and generally involves an intensive screening and competitive bidding process, which, in certain cases, extends for several months. Contracts in the time charter market are awarded based upon a variety of factors, including:

●	the size, age, fuel efficiency, emissions levels, and condition of a vessel;

●	the charter rates offered;

●	the operator’s industry relationships, experience and reputation for customer service, quality operations and safety;

●	the quality, experience and technical capability of the crew;

●	the experience of the crew with the operator and type of vessel;

●	the operator’s relationships with shipyards and the ability to get suitable berths;

●	the operator’s construction management experience, including the ability to obtain on-time delivery of new vessels according to customer specifications; and

●	the operator's willingness to accept operational risks pursuant to the charter, such as allowing termination of the charter for force majeure events.

Contracts in the spot market are awarded based upon a variety of factors as well, and include:

●	location of the vessel;

●	attractiveness of the contractual terms of the voyage charter agreement; and

●	competitiveness of the charter rate offered.

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

For the year ended March 31, 2024, the Helios Pool accounted for 95% of our total revenues. No other individual charterer accounted for more than 10%. Within the Helios Pool, one charterer represented more than 10% of net pool revenues—related party for the year ended March 31, 2024. We expect that a material portion of our revenues will continue to be derived from a limited number of customers. The ability of each of our customers to perform their obligations under a contract with us will depend on a number of factors that are beyond our control. Should the aforementioned customers fail to honor their obligations under agreements with us or the Helios Pool, we could sustain material losses that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Restrictions on VLGC transits and increased toll charges at the Panama Canal may have an adverse effect on our results of operations.

In June 2016, the expansion of the Panama Canal, or the Canal, was completed. The new locks allow the Canal to accommodate significantly larger vessels, including VLGCs, which we operate. Since the completion of the Canal, transit from the United States Gulf to Asia, an important trade route for our customers, has been shortened by approximately 15 days compared to transiting via the Cape of Good Hope. According to industry sources, over 90% of the US-to-Asia LPG voyages had switched to the Canal by November 2016 and the majority of USA-to-Asia LPG voyages continue to utilize the Panama Canal as of the date of this Annual Report. With increased traffic, the toll has been increased over time. The Panama Canal Authorities decreed that the slots for transit by VLGCs could only be reserved up to 14 days in advance of a proposed transit. This change has resulted in longer wait times and resales of slots among VLGC operators at significantly higher rates than those charged by the Panama Canal Authority. These restrictions have added waiting time to transits, which is typically not paid for by charterers. In April 2022 the Panama Canal Authority proposed a comprehensive restructuring of its toll structure, which would increase rates charged on cargo, including the LPG that crosses the waterway, result in increased rates or additional waiting time for our VLGCs to cross the Canal. Such factors are not generally reflected in charter rates. This proposal was approved in July 2022 and began its phase-in period in January 2023, which will continue until January 2025. Our vessels and voyages could be impacted as phase-in continues, which could have an adverse effect on our results of operations and cash flows. Our latest three long-term time chartered-in dual-fuel ECO VLGCs are Panamax vessels and can transit the old Panama Canal locks, which are not currently affected by the toll restructuring referenced above. In addition, the Panama Canal suffered drought conditions during parts of calendar 2023. While these conditions resulted in increased freight rates during parts of 2023, those conditions moderated during the first calendar quarter of 2024, resulting in lower rates and future drought or other conditions impacting the Panama Canal could have an adverse impact on our financial condition and results of operations.

Our indebtedness and financial obligations may adversely affect our operational flexibility and financial condition.

As of March 31, 2024, we had outstanding indebtedness of $610.5 million, of which $569.5 million is hedged or fixed. Amounts owed under our current credit facility and financing arrangements, and any future credit facilities or financing arrangements, will require us to dedicate a part of our cash flow from operations to paying interest and principal payments, as applicable. These payments will limit funds available for working capital, capital expenditures, acquisitions, dividends, stock repurchases and other purposes and may also limit our ability to undertake further equity or debt financing in the future. Our indebtedness and obligations under our financing arrangements also increase our vulnerability to general adverse economic and industry conditions, limits our flexibility in planning for and reacting to changes in the industry, and places us at a disadvantage to other, less leveraged, competitors.

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

Our debt agreement and financing arrangements contain, and any future debt agreements or financing arrangements are expected to contain, customary covenants and event of default clauses, including cross-default provisions that may be triggered by a default under one of our other contracts or agreements and restrictive covenants and performance requirements, which may affect operational and financial flexibility. Such restrictions could affect, and in many respects limit or prohibit, among other things, our ability to pay dividends or repurchase stock, incur additional indebtedness, create liens, sell assets, or engage in mergers or acquisitions. These restrictions could limit our ability to plan for or react to market conditions or meet extraordinary capital needs or otherwise restrict corporate activities. There can be no assurance that such restrictions will not adversely affect the 2023 A&R Debt Facility or the debt facility that we entered into in December 2021 with Banc of America Leasing & Capital, LLC, Pacific Western Bank, Raymond James Bank, a Florida chartered bank and City National Bank of Florida, as lenders (“BALCAP Facility”), which are secured by, among other things, two of our VLGCs, require us to maintain specified financial ratios and satisfy financial covenants.

As of March 31, 2024, we were in compliance with the financial and other covenants contained in the 2023 A&R Debt Facility and the BALCAP Facility. As of May 23, 2024, approximately $205.0 million remains outstanding under the 2023 A&R Debt Facility and approximately $65.7 million remains outstanding under the BALCAP Facility.

The 2023 A&R Debt Facility conditions payments of dividends by us to our shareholders and by our subsidiaries to us on the absence of an event of default and such payments not creating an event of default.

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

The 2023 A&R Debt Facility and BALCAP Facility, which are secured by, among other things, liens on the vessels in our fleet contain various financial covenants, including requirements relating to our financial condition, financial performance and liquidity. For example, we are required to maintain a minimum ratio of the market value of the vessels securing a loan to the principal amount outstanding under such loan. The market value of LPG carriers is sensitive to, among other things, changes in the LPG carrier charter markets, with vessel values deteriorating when LPG carrier charter rates are anticipated to fall and improving when charter rates are anticipated to rise. LPG vessel values remain subject to significant fluctuations. A decline in the fair market values of our vessels could result in us not being in compliance with certain of these loan covenants. Furthermore, if the value of our vessels deteriorates and our estimated future cash flows decrease, we may have to record an impairment adjustment in our financial statements or we may be unable to enter into future financing arrangements acceptable to us or at all, which would adversely affect our financial results and further hinder our ability to raise capital.

If we are unable to comply with any of the restrictions and covenants in our 2023 A&R Debt Facility and BALCAP Facility, financing arrangements, or in future debt financing agreements, and we are unable to obtain a waiver or amendment from our lenders or counterparties for such noncompliance, a default could occur under the terms of those agreements. Our ability to comply with these restrictions and covenants, including meeting financial ratios and tests, is dependent on our future performance and may be affected by events beyond our control. If a default occurs under these agreements, lenders could terminate their commitments to lend or in some circumstances accelerate the outstanding loans and declare all amounts borrowed due and payable. Our vessels serve as security under our debt agreement. If our lenders were to foreclose with respect to their liens on our vessels in the event of a default, such foreclosure could impair our ability to continue our operations. In addition, our current debt agreement contains, and future debt agreements are expected to contain, cross-default provisions, meaning that if we are in default under certain of our current or future debt obligations, amounts outstanding under our current or other future debt agreements may also be in default, accelerated and become due and payable. If any of these events occur, we cannot guarantee that our assets will be sufficient to repay in full all of our outstanding indebtedness, and we may be unable to find alternative financing. Even if we could obtain alternative financing, that financing might not be on terms that are favorable or acceptable to us. In addition, if we find it necessary to sell our vessels at a time when vessel prices are low, we will recognize losses and a reduction in our earnings, which could affect our ability to raise additional capital necessary for us to comply with our debt agreement.

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

We are exposed to volatility in the Secured Overnight Financing Rate (“SOFR”), which has only been published since April 2018 and we may be adversely affected by developments in the SOFR market.

The amounts outstanding under our 2023 A&R Debt Facility accrue interest at a rate of SOFR plus a margin ranging between 2.05% and 2.15% depending on the ratio of outstanding debt under the facility to the value of the vessels secured under this facility, plus or minus a sustainability pricing adjustment of 0.05%. Changes in SOFR could affect the amount of interest payable on our debt, and, in turn, could have an adverse effect on our earnings and cash flow. Until recent years, global interest rates, including SOFR, have been at relatively low levels, but they have risen recently and may continue to rise in the future. SOFR has only been published by the Federal Reserve since April 2018, and therefore there is limited history with which to assess how changes in SOFR rates may differ from other rates during different macroeconomic and monetary policy conditions.

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

Our financial condition could be materially adversely affected at any time that we have not entered into interest rate hedging arrangements to hedge our exposure to the interest rates applicable to our credit facilities and any other financing arrangements we may enter into in the future. We have entered into and may selectively in the future enter into derivative contracts to hedge our overall exposure to interest rate risk related to our credit facility. Entering into swaps and derivatives transactions is inherently risky and presents various possibilities for incurring significant expenses. The derivatives strategies that we employ currently and, in the future, may not be successful or effective, and we could, as a result, incur substantial additional interest costs or losses. As of May 23, 2024, $41.0 million of our total debt of $606.0 million, or 6.8%, is unhedged or unfixed and a significant change in SOFR could materially adversely affect our financial condition, although we note that a theoretical 20 basis point increase or decrease in SOFR would only result in a $0.1 million over the next 12 months.

Investments in forward freight derivative instruments could result in losses.

From time to time, we may take hedging or speculative positions in derivative instruments, including forward freight agreements, or FFAs. Upon settlement, if an FFA contracted charter rate is less than the average of the rates, as reported by an identified index, for the specified route and period, the seller of the FFA is required to pay the buyer an amount equal to the difference between the contracted rate and the settlement rate, multiplied by the number of days in the specified period. Conversely, if the contracted rate is greater than the settlement rate, the buyer is required to pay the seller the settlement sum. If we do not correctly anticipate charter rate movements over the specified route and time period when we take positions in FFAs or other derivative instruments, we could suffer losses in the settling or termination of the FFA. This could adversely affect our results of operations and cash flows. As of March 31, 2024, we had no FFAs in our portfolio.

Because we generate all of our revenues in U.S. dollars but incur a portion of our expenses in other currencies, exchange rate fluctuations could adversely affect our results of operations.

We generate all of our revenues in U.S. dollars and the majority of our expenses are also in U.S. dollars. However, a portion of our overall expenses is incurred in other currencies, particularly the Euro, Singapore Dollar, Danish Krone, Japanese Yen, British Pound Sterling, and Norwegian Krone. Changes in the value of the U.S. dollar relative to the other currencies, in particular the Euro, or the amount of expenses we incur in other currencies could cause fluctuations in our net income. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Exchange Rate Risk.”

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

On November 24, 2023 we entered into an agreement for a newbuilding VLGC/AC, which is expected to be delivered in the third calendar quarter of 2026. The delivery of the VLGC/AC will give us the opportunity to carry full cargoes of LPG or ammonia.

The expansion of our fleet, through our investment in the VLGC/AC or otherwise in the future, may impose significant additional responsibilities on our management and staff, including the management and staff of our in-house commercial and technical managers, and may necessitate that we increase the number of our personnel. Further, there is the risk that we may fail to successfully and timely integrate the operations or management of any acquired businesses or assets and the risk of diverting management's attention from existing operations or other priorities. If we fail to consummate and integrate our acquisitions in a timely and cost-effective manner, our financial condition, results of operations and ability to pay dividends, if any, to our shareholders could be adversely affected. Moreover, we cannot predict the effect, if any, that any announcement or consummation of an acquisition would have on the trading price of our common shares.

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

We may acquire secondhand vessels in the future, and while we rigorously inspect previously owned or secondhand vessels prior to purchase, that inspection does not provide us with the same knowledge about their condition and cost of any required (or anticipated) repairs that we would have had if these vessels had been built for and operated exclusively by us. A secondhand vessel may also have conditions or defects that we were not aware of when we bought the vessel and which may require us to incur costly repairs to the vessel. These repairs may require us to put a vessel into drydock, which would reduce our fleet utilization and increase our operating costs. The market prices of secondhand vessels also tend to fluctuate with changes in charter rates and the cost of newbuild vessels, and if we sell the vessels, the sales prices may not equal and could be less than their carrying values at that time. Therefore, our future operating results could be negatively affected if our secondhand vessels do not perform as we expect.

Certain shareholders have a substantial ownership stake in us, and their interests could conflict with the interests of our other shareholders.

According to information contained in public filings, Blackrock, Inc.; John C. Hadjipateras; and Dimensional Fund Advisors LP, as of May 23, 2024, own, or may be deemed to beneficially own, 13.4%, 13.3%, and 8.1%, respectively, of our total shares outstanding. John C. Hadjipateras, as our Chief Executive Officer, President and Chairman of the Board of Directors, has the ability to influence certain actions requiring shareholders' approval, including increasing or decreasing the authorized share capital, the election of directors, declaration of dividends, the appointment of management, and other policy decisions. While any future transaction with significant shareholders could benefit us, their interests could at times conflict with the interests of our other shareholders. Conflicts of interest may also arise between us and our significant shareholders or their affiliates, which may result in the conclusion of transactions on terms not determined by market forces. Any such conflicts of interest could adversely affect our business, financial condition and results of operations, and the trading price of our common shares. Moreover, the concentration of ownership may delay, deter or prevent acts that would be favored by our other shareholders or deprive shareholders of an opportunity to receive a premium for their shares as part of a sale of our business. Similarly, this concentration of share ownership may adversely affect the trading price of our shares because investors may perceive disadvantages in owning shares in a company with concentrated ownership.

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

Whether we will be treated as a PFIC for our taxable year ended March 31, 2024 and subsequent taxable years will depend upon the nature and extent of our operations. In this regard, we intend to treat the gross income we derive from our voyage and time chartering activities as services income, rather than rental income. Accordingly, such income should not constitute passive income, and the assets that we own and operate in connection with the production of such income, in particular, our vessels, should not constitute passive assets for purposes of determining whether we are a PFIC. There is substantial legal authority supporting this position consisting of case law and the United States Internal Revenue

Service, or the IRS, pronouncements concerning the characterization of income derived from time charters as services income for other tax purposes. However, there is also authority which characterizes time charter income as rental income rather than services income for other tax purposes. Accordingly, no assurance can be given that the IRS or a court of law will accept this position, and there is a risk that the IRS or a court of law could determine that we are a PFIC. In addition, although we intend to conduct our affairs in a manner to avoid being classified as a PFIC with respect to any taxable year, we cannot assure you that the nature of our operations will not change in the future.

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

We believe that we qualify, and we expect to qualify, for exemption under Section 883 for our taxable year ended March 31, 2024 and our subsequent taxable years and we intend to take this position for United States federal income tax return reporting purposes. However, there are factual circumstances beyond our control that could cause us to lose the benefit of this tax exemption and thereby become subject to United States federal income tax on our United States source shipping income. For example, we would no longer qualify for exemption under Section 883 of the Code for a particular taxable year if certain “non-qualified” shareholders with a 5% or greater interest in our common shares owned, in the aggregate, 50% or more of our outstanding common shares for more than half the days during the taxable year. Due to the factual nature of the issues involved, there can be no assurances that we or any of our subsidiaries will qualify for exemption under Section 883 of the Code.

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

Changes in tax laws and unanticipated tax liabilities could materially and adversely affect the taxes we pay, results of operations and financial results.

We are subject to income and other taxes in the United States and foreign jurisdictions, and our results of operations and financial results may be affected by tax and other initiatives around the world. For instance, there is a high level of uncertainty in today’s tax environment stemming from global initiatives put forth by the Organization for Economic Co-operation and Development’s (“OECD”) two-pillar base erosion and profit shifting project. In October 2021, members of the OECD put forth two proposals: (i) Pillar One reallocates profit to the market jurisdictions where sales arise versus physical presence; and (ii) Pillar Two compels multinational corporations with €750 million or more in annual revenue to pay a global minimum tax of 15% on income received in each country in which they operate. The reforms aim to level the playing field between countries by discouraging them from reducing their corporate income taxes to attract foreign business investment. Over 140 countries agreed to enact the two-pillar solution to address the challenges arising from the digitalization of the economy and, in 2024, these guidelines were declared effective and must now be enacted by those OECD member countries. It is possible that these guidelines, if adopted in jurisdictions in which we operate including the global minimum corporate tax rate measure of 15%, could increase the burden and costs of our tax compliance, the amount of taxes we incur in those jurisdictions and our global effective tax rate, which could have a material adverse impact on our results of operations and financial results.

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

Our growth depends on the continued growth of the global LPG market and supply chain. The factors affecting the supply of and demand for LPG carriers are outside of our control, and the nature, timing and degree of changes in industry conditions are unpredictable.

The factors that influence demand for our vessels include:

●	levels of demand for and supply and production of LPG, which may be affected by competition due to availability of new, alternative energy sources, changes in the price of LPG or natural gas relative to other energy sources or other factors making consumption of LPG or natural gas less attractive;

●	global or regional economic, political or geopolitical conditions, including armed conflicts, including the ongoing conflicts in Ukraine and the Middle East, terrorist activities, embargoes, strikes, tariffs and “trade wars,” particularly in LPG consuming regions;

●	changes in global or general industrial activity, specifically in the plastics and chemical industries, and changes in trade patterns;

●	changes in the global prices of or production costs of oil and natural gas from which LPG is derived;

●	the development and location of production facilities for LPG and the distance LPG is to be transported by sea;

●	changes in the production levels of crude oil and natural gas (including in particular production by OPEC, the United States and other key producers) and inventories and regional imbalances in production and demand of LPG;

●	availability of competing LPG vessels;

●	availability of alternative transportation means, including pipelines for LPG, which are currently few in number, linking production areas and industrial and residential areas consuming LPG, or the conversion of existing non-petroleum gas pipelines to petroleum gas pipelines in those markets;

●	development and exploitation of alternative fuels and non-conventional hydrocarbon production;

●	local and international political and economic conditions, including environmental regulations or restrictions on offshore transportation of LPG and other gases and economic slowdowns caused by public health events;

●	domestic and foreign tax policies;

●	accidents, severe weather conditions, natural disasters and other similar incidents relating to the natural gas industry; and

●	international sanctions embargoes, important and export restrictions, nationalizations and wars.

The factors that influence the supply of vessel capacity include:

●	the number of and potential delays of newbuilding deliveries;

●	the scrapping rate of older vessels;

●	port and canal congestion;

●	LPG vessel prices, including financing costs and the price of steel, other raw materials and vessel equipment;

●	the availability of shipyards to build LPG vessels when demand is high;

●	changes in environmental and other regulations that may limit the useful lives of vessels;

●	piracy and other vessel attacks and their impact on voyage routes;

●	technological advances in LPG vessel design and capacity;

●	conversion of LPG carriers to other uses; and

●	the number of vessels that are off-hire and out of service.

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

Currently, fourteen of our technically managed vessels are equipped with scrubbers and, since January 1, 2020, we have transitioned to burning IMO compliant fuels for our non-scrubber equipped vessels. Since the implementation of the IMO 2020 Regulations, scrubber-equipped vessels have been permitted to consume high-sulfur fuels instead of low-sulfur fuels. A decrease in the difference in the costs between low-sulfur fuel and high-sulfur fuel or unavailability of high-sulfur fuel at ports on certain trading routes, may cause us to fail to recognize benefits of operating scrubbers.

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

On July 7, 2023, at the Marine Environmental Protection Committee’s (“MEPC”) 80th session, the MEPC adopted the 2023 IMO Strategy on Reduction of GHG Emissions from Ships, which, in part, includes (A) enhanced targets to reach net-zero GHG emissions close to 2050; (B) a targeted uptake in use of zero or near-zero GHG emissions technologies and fuels to represent at least 5% (striving for 10%) of the energy used by international shipping by 2030; and (C) indicative check-points to reach net-zero GHG emissions from international shipping, with targets to reduce the total annual GHG emissions from international shipping by (i) at least 20% (striving for 30%) by 2030, as compared to 2008 and (i) at least 70% (striving for 80%) by 2040, as compared to 2008. These regulations may cause us to incur additional substantial expenses in the future and therefore could impact the cost of our operations and adversely affect our business.

Increasing scrutiny and changing expectations from investors, lenders and other market participants with respect to our Environmental, Social and Governance policies may impose additional costs on us or expose us to additional risks.

Companies across all industries are facing increasing scrutiny relating to their ESG policies. Investor advocacy groups, certain institutional investors, investment funds, lenders and other market participants are increasingly focused on ESG practices and in recent years have placed increasing importance on the implications and social cost of their investments.

In February 2021, the Acting Chair of the SEC issued a statement directing the Division of Corporation Finance to enhance its focus on climate-related disclosure in public company filings and in March 2021 the SEC announced the creation of a Climate and ESG Task Force in the Division of Enforcement (the “Task Force”). The Task Force’s goal is to develop initiatives to proactively identify ESG-related misconduct consistent with increased investor reliance on climate and ESG-related disclosure and investment. To implement the Task Force’s purpose, the SEC has taken several enforcement actions, with the first enforcement action taking place in May 2022, and promulgated new rules. On March 21, 2022, the SEC proposed that all public companies are to include extensive climate-related information in their SEC filings. On May 25, 2022, SEC proposed a second set of rules aiming to curb the practice of "greenwashing" (i.e., making unfounded claims about one's ESG efforts) and would add proposed amendments to rules and reporting forms that apply to registered investment companies and advisers, advisers exempt from registration, and business development companies. In March 2024, the SEC adopted its final rule, which requires standardized qualitative and quantitative disclosure about climate-related risks, expenditures and greenhouse gas emissions, among a long list of other items, by public companies and in public offerings. The final rule will become effective 60 days after publication in the Federal Register, and compliance will be phased in over time for all companies with the compliance date dependent upon the status of the registrant.

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

We may face increasing pressures from investors, lenders and other market participants, who are increasingly focused on climate change, to prioritize sustainable energy practices, reduce our carbon footprint and promote sustainability. As a result, we may be required to implement more stringent ESG procedures or standards so that our existing and future investors and lenders remain invested in us and make further investments in us, especially given the highly focused and specific trade of LPG transportation in which we are engaged. Such ESG corporate transformation calls for an increased resource allocation to serve the necessary changes in that sector, increasing costs and capital expenditure. If we do not meet these standards, our business and/or our ability to access capital could be harmed. In connection with the 2023 A&R Debt Facility, the margin applicable to certain new facilities (the “New Facilities”) may be adjusted by up to ten (10) basis points (upwards or downwards) per annum for changes in the average efficiency ratio

(“AER”) (which weighs carbon emissions for a voyage against the design deadweight of a vessel and the distance travelled on such voyage) for the vessels in our fleet that are owned or technically managed pursuant to a bareboat charter.

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

The global economy remains subject to downside risks, including substantial sovereign debt burdens in countries throughout the world, continuing turmoil and hostilities in the Middle East, Ukraine and other geographic areas and the refugee crisis in Europe and the Middle East. There has historically been a strong link between the development of the world economy and demand for LPG shipping. Accordingly, an extended negative outlook for the world economy could reduce the overall demand for our services. More specifically, LPG is used as a feedstock in cyclical businesses, such as the manufacturing of plastics and in the petrochemical industry, which can be adversely affected by an economic downturn and, accordingly, continued weakness and any further reduction in demand in those industries could adversely affect the LPG shipping industry. In particular, an adverse change in economic conditions affecting China, India, Japan or Southeast Asia generally could have a negative effect on the demand for LPG, thereby adversely affecting our business, financial position and results of operations, as well as our future prospects. Additionally, Brexit, or similar events in other jurisdictions, could impact global markets, including foreign exchange and securities markets; any resulting changes in currency exchange rates, tariffs, treaties and other regulatory matters could in turn adversely impact our business and operations.

The global economy faces a number of challenges, including the effects of volatile oil prices, trade tensions between the United States and China, continuing turmoil and hostilities in the Middle East, the Korean Peninsula, North Africa, Venezuela, and other geographic areas and countries, including the recent conflicts between Russia and Ukraine and Israel and Hamas, continuing threat of terrorist attacks around the world, continuing instability and conflicts and other recent occurrences in the Middle East and in other geographic areas and countries, continuing economic weakness in the European Union, or the E.U., and stabilizing growth in China. The demand for energy, including oil and gas may be negatively affected by global economic conditions.

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

In recent history, China has had one of the world's fastest growing economies in terms of gross domestic product, or GDP, which had a significant impact on shipping demand. While the growth rate of China’s GDP for the year ended December 31, 2023 is estimated to be approximately 5.1%, up from a growth rate of approximately 3.0% for the year ended December 31, 2022, the market is still subject to volatility. For example, following the emergence of the COVID-19 pandemic, China experienced reduced industrial activity with temporary closures of factories and other facilities, labor shortages and restrictions on travel, resulting in a global economic slowdown. As such, the outlook for China and any impact on the global economy is uncertain, and our financial condition and results of operations, as well as our future prospects, could be impeded by an economic downturn in China and the Asia Pacific region.

In addition, in 2020 President Xi Jinping committed China to achieving carbon neutrality by 2060 at the UN General Assembly despite that carbon emissions are currently a prominent part of China’s economic and industrial structure as it relies heavily on nonrenewable energy sources, generally lacks energy efficiency, and has a rapidly growing energy demand. The method by which China attempts to achieve carbon neutrality by 2060, and any attendant reduction in the demand for oil, petroleum and related products, could have a material adverse effect on our business, cash flows and results of operations.

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

Liquefied gases are primarily used for industrial and domestic heating, as a chemical and refinery feedstock, and as a transportation fuel and in agriculture. The LPG shipping market historically has been stronger in the spring and summer months in anticipation of increased consumption of propane and butane for heating during the winter months. In addition, unpredictable weather patterns in these months tend to disrupt vessel scheduling and the supply of certain commodities. Demand for our vessels therefore may be stronger in the quarters ending June 30 and September 30 and relatively weaker during the quarters ending December 31 and March 31, although 12-month time charter rates tend to smooth these short-term fluctuations. Recent LPG shipping market activity, however, has not yielded the expected seasonal results. The increase in petrochemical industry buying has contributed to less marked seasonality than in the past, but there can no guarantee that this trend will continue. To the extent any of our time charters expire during the typically weaker fiscal quarters ending December 31 and March 31, it may not be possible to re-charter our vessels at similar rates. As a result, we may have to accept lower rates or experience off-hire time for our vessels, which may adversely impact our business, financial condition and operating results.

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

In addition, since the implementation of the IMO’s sulfur oxide emission limits in 2020, we have been using compliant low sulfur fuels for some of our vessels that have not yet been retrofitted with scrubbers or that are trading in regions where the use of scrubbers is not permitted, the price of which has increased as a result of increased demand. Fuel may continue to become much more expensive in the future, which may adversely affect the competitiveness of our business compared to other forms of transportation and reduce our profitability.

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

Furthermore, United States regulations are currently changing. Although the 2013 Vessel General Permit VGP program and NISA are currently in effect to regulate ballast discharge, exchange and installation, the Vessel Incidental Discharge Act VIDA, which was signed into law on December 4, 2018, requires that the EPA develop national standards of performance for approximately 30 discharges, similar to those found in the VGP within two years. On October 26, 2020, the EPA published a Notice of Proposed Rulemaking for Vessel Incidental Discharge National Standards of Performance under VIDA. On October 18, 2023, the EPA published a supplemental notice of the proposed rule sharing new ballast water data received from USCG and providing clarification on the proposed rule. The public comment period for the proposed rule ended on December18, 2023. Once EPA finalizes the rule (possibly by Fall 2024), USCG must develop corresponding implementation, compliance and enforcement regulations regarding ballast water within two years. The new regulations could require the installation of new equipment, which may cause us to incur substantial costs.

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

The laws and regulations imposed by the United States and other governmental jurisdictions vary in their application, and do not all apply to the same covered persons or proscribe the same activities. In addition, the sanctions and embargo laws and regulations of each jurisdiction may be amended to increase or reduce the restrictions they impose over time, and the lists of persons and entities designated under these laws and regulations are amended frequently. Moreover, most sanctions regimes provide that entities owned or controlled by the persons or entities designated in such lists are also subject to sanctions. The United States and EU both have enacted new sanctions programs in recent years. Additional countries or territories, as well as additional persons or entities within or affiliated with those countries or territories, have, and in the future may, become the target of sanctions. These require us to be diligent in ensuring our compliance with sanctions laws. Further, the United States has increased its focus on sanctions enforcement with respect to the shipping sector. Current or future counterparties of ours may be or become affiliated with persons or entities that are now or may in the future be the subject of sanctions imposed by the United States Government, the European Union, and/or other international bodies. If we determine that such sanctions or embargoes require us to terminate existing or future contracts to which we or our subsidiaries are party or if we are found to be in violation of such applicable sanctions or embargoes, we could face monetary fines, we may suffer reputational harm and our results of operations may be adversely affected.

As a result of the armed conflict between Russia and Ukraine and Israel and Hamas, the United States, EU and United Kingdom, together with numerous other jurisdictions, have imposed significant sanctions, which may adversely affect our ability to operate in such regions and also restrict parties whose cargo our vessels may carry. Sanctions against Russia have also placed significant prohibitions on the maritime transportation of seaborne Russian oil, the importation of certain Russian energy products and other goods, and new investments in the Russian Federation. These sanctions further limit the scope of permissible operations and cargo we may carry.

Although we believe that we have been in compliance with all applicable sanctions and embargo laws and regulations during the fiscal year ended March 31, 2024, and intend to maintain such compliance, there can be no assurance that we will be in compliance in the future, particularly as the scope of certain laws may be unclear and may be subject to changing interpretations. Any such violation could result in reputational damages, fines, penalties or other sanctions that could severely impact our ability to access U.S. capital markets and conduct our business and could result in some investors deciding, or being required, to divest their interest, or not to invest, in us.

Our vessels are subject to periodic inspections.

The hull and machinery of every commercial vessel must be classed by a classification society authorized by its country of registry. The classification society certifies that a vessel is safe and seaworthy in accordance with the applicable rules and regulations of the country of registry of the vessel and SOLAS. Most insurance underwriters make it a condition for insurance coverage and lending that a vessel be certified “in class” by a classification society which is a member of the International Association of Classification Societies, or the IACS. The IACS has adopted harmonized Common Structural Rules, or “the Rules,” which apply to oil tankers and bulk carriers contracted for construction on or after July 1, 2015. The Rules attempt to create a level of consistency between IACS Societies. Our technically managed VLGCs are currently classed with either Lloyd's Register, ABS or Det Norske Veritas.

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

The government of a vessel's registry could requisition for title or hire or seize our vessels. Requisition for title occurs when a government takes control of a vessel and becomes the owner. Requisition for hire occurs when a government takes control of a vessel and effectively becomes the charterer at dictated charter rates. Generally, requisitions occur during a period of war or emergency. Government requisition of one or more of our vessels could have a material adverse effect on our business, results of operations, cash flows and financial condition.

The operation of ocean-going vessels is inherently risky, and an incident resulting in significant loss or environmental consequences involving any of our vessels could harm our reputation and business.

The operation of an ocean-going vessel carries inherent risks. Our vessels and their cargoes are at risk of being damaged or lost because of events such as marine disasters, bad weather, mechanical failures, grounding, fire, explosions, collisions, human error, war, terrorism, piracy, cargo loss, latent defects, acts of nature and other circumstances or events. Changing economic, regulatory and political conditions in some countries, including political and military conflicts, have from time to time resulted in attacks on vessels, mining of waterways, piracy, terrorism, labor strikes and boycotts. For example, since December 2023 there have been threats, including piracy and drone and missile attacks, on commercial vessels transiting the Red Sea and surrounding waterways, which are believed to be led by the Yemen-based Houthi rebel group purportedly in response to the armed conflict between Israel and Hamas. Damage to the environment could also result from our operations, particularly through spillage of fuel, lubricants or other chemicals and substances used in operations, or extensive uncontrolled fires. These hazards may result in death or injury to persons, loss of revenues or property, environmental damage, higher insurance rates, damage to our customer relationships, market disruptions, delay or rerouting, any of which may also subject us to litigation. As a result, we could be exposed to substantial liabilities not recoverable under our insurances. Further, the involvement of our vessels in a serious accident could harm our reputation as a safe and reliable vessel operator and lead to a loss of business.

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

Acts of piracy have historically affected ocean-going vessels in regions of the world such as the Gulf of Aden region off the coast of Somalia, the South China Sea, the Sulu Sea, the Celebes Sea and the Gulf of Guinea region off Nigeria. Additionally, since December 2023, there have been multiple drone and missile attacks on commercial vessels transiting international waters in the southern Red Sea by groups believed to be affiliated with the Yemen-based Houthi rebel group purportedly in response to the ongoing military conflict between Israel and Hamas. We cannot predict the severity or length of the current conditions impacting international shipping in this region and the continuing disruption of the trade routes in the region of the Red Sea, and it is possible that they could have a material and adverse impact on our results of operations in the future.

If these piracy attacks continue or occur in regions in which our vessels are deployed and are characterized by insurers as “war risk” zones or Joint War Committee “war and strikes” listed areas, premiums payable for such coverage, for which we are responsible with respect to vessels employed on spot charters, but not vessels employed on bareboat or time charters, could increase significantly and such insurance coverage may be more difficult to obtain. In addition, costs to employ onboard security guards could increase in such circumstances. We may not be adequately insured to cover losses from these incidents, which could have a material adverse effect on us. In addition, detention hijacking as a result of an act of piracy against our vessels, or an increase in cost, or unavailability of insurance for our vessels, could have a material adverse impact on our business, financial condition and results of operations.

Our operations outside the United States expose us to global risks, such as political instability, terrorism, war, and international hostilities, which may interfere with the operation of our vessels and have a material adverse impact on our operating results, revenues and costs.

We are an international company and primarily conduct our operations outside the United States. Changing economic, political and governmental conditions in the countries where we are engaged in business or where our vessels are registered affect us. In the past, political conflicts have resulted in attacks on vessels or other petroleum-related infrastructures, mining of waterways and other efforts to disrupt shipping. Continuing conflicts, instability and other recent developments in the Middle East and elsewhere, may lead to additional acts of terrorism or armed conflict around the world, and our vessels may face higher risks of being attacked or detained, or shipping routes transited by our vessels, such as the Strait of Hormuz, may be otherwise disrupted. In addition, future hostilities or other political instability in regions where our vessels trade could affect our trade patterns and adversely affect our operations and performance, including the ongoing conflicts between Russia and Ukraine and Israel and Hamas. Recent developments in the Ukraine region and continuing conflicts in the Middle East, including the military conflict between Israel and Hamas, may lead to additional armed conflicts around the world, which may contribute to further economic instability in the global financial markets and international commerce.

Specifically, the military conflict between Russia and Ukraine has had a significant direct and indirect impact on the trade of refined petroleum products. This conflict has resulted in the United States, United Kingdom, and the European Union, among other countries, implementing sanctions and executive orders against citizens, entities, and activities connected to Russia. Some of these sanctions and executive orders target the Russian oil sector, including a prohibition on the import of oil and refined petroleum products from Russia to the United States, United Kingdom or the European Union. We cannot foresee what other sanctions or executive orders may arise that affect the trade of petroleum products and it is possible that the current conflict in Ukraine could adversely affect our financial condition, results of operations, cash flows, financial position and future performance.

Additionally, since December 2023, there have been multiple drone and missile attacks on commercial vessels transiting international waters in the southern Red Sea by groups believed to be affiliated with the Yemen-based Houthi rebel group purportedly in response to the ongoing military conflict between Israel and Hamas. These attacks continue to threaten the political stability of the region and may lead to further military conflicts, including continued hostile actions towards commercial shipping in the region. We cannot predict the severity or length of the current conditions impacting international shipping in this region and the continuing disruption of the trade routes in the region of the Red Sea. It is also possible that these conditions could have a material and adverse impact on our financial condition, results of operations, and future performance.

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

Terrorist attacks, or the perception that LPG or natural gas facilities or oil refineries and LPG carriers are potential terrorist targets, could materially and adversely affect the continued supply of LPG. Concern that LPG and natural gas facilities may be targeted for attack by terrorists has contributed to a significant community and environmental resistance to the construction of a number of natural gas facilities, primarily in North America. If a terrorist incident involving a gas facility or gas carrier did occur, the incident may adversely affect necessary LPG facilities or natural gas facilities currently in operation. In addition, such terrorist attacks could lead to certain areas or routes not being available for shipping and therefore creating additional costs for alternative itineraries, including in connection with the recent attacks in the Red Sea. Furthermore, future terrorist attacks could result in increased volatility of the financial markets in the United States and globally and could result in an economic recession in the United States or the world.

As a result of these conflicts and other potential future conflicts, insurers may increase premiums and reduce or restrict coverage for losses caused by terrorist acts generally. These uncertainties could also adversely affect our ability to obtain additional financing on terms acceptable to us or at all. Any of these occurrences and related consequences could have a material adverse impact on our operating results, revenues and costs.

Outbreaks of epidemic and pandemic diseases and governmental responses thereto could adversely affect our business.

Our operations are subject to risks related to pandemics, epidemics or other infectious disease outbreaks and government responses thereto. COVID-19, which was initially declared a pandemic by the World Health Organization on March 11, 2020 and was declared no longer a global health emergency on May 5, 2023, negatively affected economic conditions, supply chains, labor markets, and demand for certain shipped goods both regionally and globally as a result of government efforts to combat the pandemic, including the enactment or imposition of travel bans, quarantines and other emergency public health measures.

The extent to which our business, the global economy and the petroleum product transportation industry may be negatively affected by future pandemics, epidemics or other outbreaks of infectious diseases is highly uncertain and will depend on numerous evolving factors that we cannot predict, including, but not limited to (i) the duration and severity of the infectious disease outbreak; (ii) the imposition of restrictive measures to combat the outbreak and slow disease transmission; (iii) the introduction of financial support measures to reduce the impact of the outbreak on the economy; (iv) volatility in the demand for and price of oil and gas; (v) shortages or reductions in the supply of essential goods, services or labor; and (vi) fluctuations in general economic or financial conditions tied to the outbreak, such as a sharp increase in interest rates or reduction in the availability of credit. We cannot predict the effect that an outbreak of a new COVID-19 variant or strain, or any future infectious disease outbreak, pandemic or epidemic may have on our business, results of operations and financial condition, which could be material and adverse.

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

For more information on our cybersecurity efforts and risk management of cyber-incidents and threats, see the section entitled “Part I—Item 1C. Cybersecurity.”

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

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future without any discernable announcements or developments by the company or third parties to substantiate the movement of our stock price. Our stock prices may experience rapid and substantial decreases or increases in the foreseeable future that are unrelated to our operating performance or prospects. In addition, the ongoing impact of COVID-19 has caused broad stock market and industry fluctuations. The stock market in general and the market for shipping companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience substantial losses on their investment in our common shares. The market price for our common shares may be influenced by many factors, including the following:

●	investor reaction to our business strategy;

●	our continued compliance with the listing standards of the NYSE;

●	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our industry;

●	variations in our financial results or those of companies that are perceived to be similar to us;

●	our ability or inability to raise additional capital and the terms on which we raise it;

●	declines in the market prices of stocks generally;

●	trading volume of our common shares;

●	sales of our common shares by us or our stockholders;

●	general economic, industry and market conditions; and

●	other events or factors, including those resulting from such events, or the prospect of such events, including war, terrorism and other international conflicts, public health issues including health epidemics or pandemics, adverse weather and climate conditions could disrupt our operations or result in political or economic instability.

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

Although we may have paid irregular dividends in the past, there can be no assurance that we will or will be able to pay any dividends in the future. A reduction in or elimination of dividends could cause investors in our common shares to incur substantial losses.

During the fiscal year ended March 31, 2024, we paid irregular dividends of $1.00 per share of the Company’s common stock in May 2023, September 2023, November 2023 and February 2024, and as a result we paid an aggregate of over $162.0 million in dividends to our shareholders.

On April 25, 2024, we announced that our Board of Directors has declared an irregular cash dividend of $1.00 per share of the Company’s common stock totaling $40.6 million. The dividend is payable on or about May 30, 2024 to all shareholders of record as of the close of business on May 8, 2024.

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

On February 2, 2022, our Board of Directors authorized the repurchase of up to $100.0 million of our common shares (the “2022 Common Share Repurchase Authority”). Under the authorization, when in force, purchases may be made at our discretion in the form of open market repurchase programs, privately negotiated transactions, accelerated share repurchase programs or a combination of these methods. The actual amount and timing of share repurchases are subject to capital availability, our determination that share repurchases are in the best interest of our shareholders, and market conditions. We are not obligated to make any common share repurchases. As of the date of this Annual Report, we have repurchased an aggregate of 75,000 shares of our common stock under the 2022 Common Share Repurchase Authority at an average price of $23.64 per share.

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

As of the date of this report and based on information contained in documents publicly filed by John C. Hadjipateras, he beneficially owns an aggregate of 5.5 million common shares, or approximately 13.3% of our outstanding common shares, and two other major shareholders own approximately 21.5% of our outstanding common shares. Sales or the possibility of sales of substantial amounts of our common shares by any of our major shareholders could adversely affect the market price of our common shares.

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

As a Marshall Islands corporation and with some of our subsidiaries being Marshall Islands entities, our operations may be subject to economic substance requirements, which could impact our business.

We are a Marshall Islands corporation and some of our subsidiaries are Marshall Islands entities. The Marshall Islands has enacted economic substance laws and regulations with which we may be obligated to comply. We believe that we and our subsidiaries are compliant with the Marshall Islands economic substance requirements. However, if there were a change in the requirements or interpretation thereof, or if there were an unexpected change to our operations, any such change could result in noncompliance with the economic substance legislation and related fines or other penalties, increased monitoring and audits, and dissolution of the non-compliant entity, which could have an adverse effect on our business, financial condition or operating results.

EU Finance ministers rate jurisdictions for tax rates and tax transparency, governance and real economic activity. Countries that are viewed by such finance ministers as not adequately cooperating, including by not implementing sufficient standards in respect of the foregoing, may be put on a “grey list” or a “blacklist”. Effective as of October 17, 2023 the Marshall Islands has been designated as a cooperating jurisdiction for tax purposes.  If the Marshall Islands is added to the list of non-cooperative jurisdictions in the future and sanctions or other financial, tax or regulatory measures were applied by European Member States to countries on the list or further economic substance requirements were imposed by the Marshall Islands, our business could be harmed.

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

●restricting business combinations with interested shareholders.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Threats, Risk Management and Strategy

Our business operations, including our onshore operations and vessel operations, rely on information and operational technology systems, which could be targeted by various cyber threats including computer hackers and cyber terrorists. Reliance on information systems for vessel operations include the steering, navigation and propulsion systems of our vessels, communications and cargo management. Cybersecurity threats are of increased concern in today’s world as they can potentially, amongst other things, disrupt operations, compromise sensitive information, and expose us to litigation. Cybersecurity threats are continuously evolving and can vary widely. Some common types of cyber threats are not limited to, but include malware, phishing, social engineering, spoofing, supply-chain attacks, domain name system (DNS) tunneling, insider threats, code injection, identity-based attacks, and other cyber threats.

We have in place safety and security measures on our vessels and onshore operations to secure our vessels against cybersecurity incidents. Our processes for assessing, identifying and managing material risks from cybersecurity threats include, but are not limited to:

●	cybersecurity processes designed in accordance with international standards guidelines including the National Institute of Standards and Technology (NIST) Core Framework, ISO/IEC 27001, ISO/IEC 27002, the Tanker Management Self-Assessment (TMSA) 13 Elements, BIMCO, IMO Guidelines and International Ship and Port Facility Security (ISPS) Code, ISA/IEC 62443 for industrial Operational Technology, IACS UR E26/27, and OCIMF SIRE 2.0;

●	system protection mechanisms such as access procedures, antivirus programs, endpoint detection & response, maintaining a firewall and antispam, anti-phishing and email filtering processes;

●	implementation of internal policies and procedures, including an Information Security and Acceptable Use Policy, Information Security Management System Policy, Cyber Incident Response Procedures and Cyber Security Assessments on Policies and Procedures, to manage cybersecurity risk, implement incident reporting procedures and cybersecurity threat responses and regularly assess and monitor the Company’s cybersecurity measures;

●	periodic vulnerability assessment and penetration testing on shore and on vessels to review our cybersecurity weaknesses, using either internal competencies or external firms;

●	a multi-vendor approach to reduce the risk of the compromise of a major cybersecurity vendor;

●	periodic cybersecurity awareness training for both ship and shore personnel; and

●	use of external cybersecurity vendors and threat detection and intelligence services to assist with incidence response and handling.

We also have processes to oversee and identify cybersecurity risks from cybersecurity threats associated with our use of suppliers, vendors, third-party service providers and IT support companies. These include the use of cybersecurity questionnaires, the performance of contract reviews to ensure IT-related compliance and the mitigation of identified information security risks and the sharing of our information security and acceptable use policy.

We have adopted the internal policies mentioned above to implement reporting procedures for any cybersecurity incident and a cybersecurity management framework to continuously monitor and access risk. These policies are developed and periodically reviewed by our IT department. The processes outlined above have also been integrated into our overall risk management strategy.

For the year ended March 31, 2024 and through the date of this Annual Report, we are not aware of any material risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations or financial condition. For a description of how risks from cybersecurity threats could materially affect us, including our business strategy, results of operations or financial condition, see “Item 1A. Risk Factors - Information technology failures and data security breaches, including as a result of cybersecurity attacks, could negatively impact our results of operations and financial condition, subject us to increased operating costs, and expose us to litigation”.

Governance

Our cybersecurity risk management program is managed by our Chief Information Security and Sustainability Officer (the “CISSO”) and IT manager and is overseen by the Chief Executive Officer and the Chief Financial Officer. The CISSO, IT manager, and other members of the IT security team actively participate in cybersecurity groups and seminars, including those that are maritime-specific, for collaboration on cyber resilience, threat intelligence sharing, and best practices exchange. All members of the IT security team regularly undergo new training/certifications on cybersecurity and attend seminars/conferences related to cybersecurity to keep their knowledge and expertise current. At a minimum, the CISSO meets with the Chief Executive Officer and the Chief Financial Officer monthly to provide updates on cybersecurity programs, threats, and incidents, and advises the heads of all departments of any recent threats periodically.

The Nominating and Corporate Governance Committee (the “N&CG Committee”) of the Board of Directors is primarily responsible for the oversight of risks from cybersecurity threats. To fulfill this responsibility, the N&CG Committee receives regular updates, at least quarterly about the Company’s cybersecurity risks and mitigation program from management, specifically the CISSO or IT manager, including updates to the cybersecurity risk register, summaries of any material cybersecurity threats or incidents and responses thereto, updates on cybersecurity trends and the results of any assessments performed.  The quarterly reports also include changes to cybersecurity processes, products and third-party service providers, third-party cybersecurity risk reviews, and regulatory changes.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common shares have traded on the New York Stock Exchange, or NYSE, since May 9, 2014, under the symbol "LPG." As of May 23, 2024, we had 390 registered holders of our common shares, including Cede & Co., the nominee for the Depository Trust Company. This number excludes shareholders whose stock is held in nominee or street name by brokers.

Common Share Repurchase Authority

On February 2, 2022, our Board of Directors authorized the repurchase of up to $100.0 million of our common shares under the 2022 Common Share Repurchase Authority. Under this authorization, when in force, purchases were and may be made at our discretion in the form of open market repurchase programs, privately negotiated transactions, accelerated share repurchase programs or a combination of these methods. The actual amount and timing of share repurchases are subject to capital availability, our determination that share repurchases are in the best interest of our shareholders, and market conditions. As of March 31, 2024, our total purchases under the 2022 Common Share Repurchase Authority totaled 75,000 shares for an aggregate consideration of $1.8 million. We are not obligated to make any common share repurchases. See Note 11 to our consolidated financial statements included herein for a discussion of our 2022 Common Share Repurchase Authority.

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

On August 5, 2023, we paid $0.7 million of dividends that were deferred until the vesting of certain restricted stock.

On October 6, 2023, we announced that our Board of Directors declared an irregular cash dividend of $1.00 per share of the Company’s common stock to all shareholders of record as of the close of business on October 20, 2023, totaling $40.6 million. We paid $40.3 million on November 2, 2023, with the remaining $0.3 million deferred until certain shares of restricted stock vest.

On January 24, 2024, we announced that our Board of Directors declared an irregular cash dividend of $1.00 per share of the Company’s common stock to all shareholders of record as of the close of business on February 5, 2024, totaling $40.6 million. We paid $40.3 million on February 27, 2024 and the remaining $0.3 million is deferred until certain shares of restricted stock vest.

On April 25, 2024, we announced that our Board of Directors has declared an irregular cash dividend of $1.00 per share of the Company’s common stock totaling $40.6 million. The dividend is payable on or about May 30, 2024 to all shareholders of record as of the close of business on May 8, 2024.

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

Issuer Purchases of Equity Securities

The table below sets forth information regarding our purchases of our common stock during the quarterly period ended March 31, 2024:

			Total
			Number of
			Shares
			Purchased as
			Part of	Maximum Dollar
	Total		Publicly	Value of Shares
	Number	Average	Announced	that May Yet Be
	of Shares	Price Paid	Plans or	Purchased Under the
Period	Purchased	Per Share	Programs	Plan or Programs
January 1 to 31, 2024	28,063	$41.57	25,000	$98,226,993
February 1 to 29, 2024	—	—	—	98,226,993
March 1 to 31, 2024	—	—	—	98,226,993
Total	28,063	$41.57	25,000	$98,226,993

Purchases of our common shares during the quarterly period ended March 31, 2024 represent share repurchases under our Common Share Repurchase Program along with common shares reacquired in satisfaction of tax withholding obligations upon vesting of employee restricted equity awards

Stock Performance Graph

The performance graph below shows the cumulative total return to shareholders of our common stock relative to the cumulative total returns of the Russell 2000 Index and the Dorian Peer Group Index (defined below). The graph tracks the performance of a $100 investment in our common stock and in each of the indices (with the reinvestment of dividends) from March 31, 2019 to March 31, 2024. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

The Dorian Peer Group Index is a self-constructed peer group that consists of the following direct competitors on a line-of-business basis: BWLPG, NVGS and Avance. NVGS’s common stock trades on the New York Stock Exchange, while the common stock of Avance and BWLPG primarily trade on the Oslo Stock Exchange in NOK. For the purposes of the below comparison, the cumulative total returns for Avance and BWLPG were converted into U.S. dollars based on the relevant NOK to one USD exchange rate prevailing on the dates listed below.

	3/31/19	3/31/20	3/31/21	3/31/22	3/31/23	3/31/24
Dorian LPG Ltd. ("LPG")	100.00	135.67	204.52	262.05	491.40	1093.27
Russell 2000 Index ("RTY Index")	100.00	84.38	223.98	219.62	325.22	637.47
Peer Index	100.00	75.99	148.04	139.42	123.20	147.43
NOK to USD exchange conversion rate	8.6172	10.4848	8.5259	8.7643	10.4495	10.8184

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

Overview

We are a Marshall Islands corporation, headquartered in the United States, focused on owning and operating VLGCs. Our fleet currently consists of twenty-five VLGCs, including one Dual-fuel ECO VLGC, nineteen ECO VLGCs, one modern VLGC, three time chartered-in Dual-fuel ECO Panamax design VLGCs, and one time chartered-in ECO VLGC.

Our Dual-fuel ECO VLGC was delivered to us in March 2023. Our nineteen ECO VLGCs, which incorporate fuel efficiency and emission-reducing technologies and certain custom features, were acquired by us for an aggregate purchase price of $1.4 billion and delivered to us between July 2014 and February 2016, seventeen of which were delivered during calendar year 2015 or later and fourteen, of which, are scrubber-equipped. Three of our four time chartered-in VLGCs are dual-fuel Panamax design and one of the time chartered-in VLGCs is scrubber-equipped.

On April 1, 2015, Dorian and MOL Energia began operations of the Helios Pool, which entered into pool participation agreements for the purpose of establishing and operating, as charterer, under a variable rate time charter to be entered into with owners or disponent owners of VLGCs, a commercial pool of VLGCs whereby revenues and expenses are shared. The vessels entered into the Helios Pool may operate either in the spot market, pursuant to COAs or on time charters of two years' duration or less (unless agreed otherwise). As of May 23, 2024, twenty-four of our twenty-five VLGCs, including the four time chartered-in vessels, were deployed in the Helios Pool.

Our customers, either directly or through the Helios Pool, include or have included global energy companies such as Exxon Mobil Corp., Chevron Corp., China International United Petroleum & Chemicals Co., Ltd., Royal Dutch Shell plc, Equinor ASA, Total S.A., and Sunoco LP, commodity traders such as Glencore plc, Itochu Corporation, Bayegan Group, and the Vitol Group and importers such as E1 Corp., Indian Oil Corporation, SK Gas Co. Ltd., and Astomos Energy Corporation, or subsidiaries of the foregoing. For the year ended March 31, 2024, the Helios Pool accounted for 95% of our total revenues. No other individual charterer accounted for more than 10%. Within the Helios Pool, one charterer represented more than 10% of net pool revenues—related party. For the year ended March 31, 2023, the Helios Pool accounted for 94% of our total revenues. No other individual charterer accounted for more than 10%. Within the Helios Pool, two charterers represented more than 10% of net pool revenues—related party. For the year ended March 31, 2022, the Helios Pool accounted for 90% of our total revenues. No other individual charterer accounted for more than 10%. Within the Helios Pool, no charterers represented more than 10% of net pool revenues—related party. See “Item 1A. Risk Factors—We operate exclusively in the LPG shipping industry. Due to the general lack of industry diversification, adverse developments in the LPG shipping industry may adversely affect our business, financial condition and operating results” and “Item 1A. Risk Factors—We expect to be dependent on a limited number of customers for a material part of our revenues, and failure of such customers to meet their obligations could cause us to suffer losses or negatively impact our results of operations and cash flows.”

We continue to pursue a balanced chartering strategy by employing our vessels on a mix of multi-year time charters, some of which may include a profit-sharing component, shorter-term time charters, spot market voyages and COAs. One of our vessels is currently on a fixed time charter outside of the Helios Pool. See “Item 1. Business—Our Fleet” above for more information.

Recent Developments

Executive Officer Promotions and Compensation  Matters

On April 24, 2024, two of our current executives were promoted to increased positions of responsibility. The N&CG Committee established the following executive positions: Head of Energy Transition and Chief Operating Officer. John Lycouris, Chief Executive Officer of Dorian LPG (USA) LLC and director of the Board of Directors, was promoted to the position of Head of Energy Transition, and Alexander C. Hadjipateras, Senior Executive Vice President of Dorian LPG (USA) LLC and Managing Director of Dorian LPG Management Corp. (Athens), was promoted to Chief Operating Officer.

The Compensation Committee of the Board of Directors has also set the vesting condition for the last tranche of the shares of restricted stock granted in July 2023 to each of Theodore Young, John Lycouris and John Hadjipateras, as named executive officers of the Company. The Compensation Committee determined to apply the condition that the shares eligible to vest on August 5, 2025, with respect to Messrs. J. Hadjipateras and Young, and August 5, 2024, with respect to Mr. Lycouris (the “Scheduled Vesting Date”) shall vest when and only if the volume weighted average price of the Company’s common shares over any consecutive 15-day period prior to the final business day of the sixth fiscal quarter following the grant date of the vesting shares, as reported on Bloomberg (or on such other internationally recognized financial information provider), equals or exceeds, 95% of the book value of a Company share, which shall be determined (in good faith by the management of the Company) on June 30, 2024.

Additional information relating to compensation paid to each of the Company’s named executive officers in the fiscal year ended March 31, 2024 and to be paid in the fiscal year ended March 31, 2025 will be included in the Company’s DEF14A Proxy Statement to be filed with the Commission in connection with the Company’s 2024 annual meeting of shareholders.

Dividend

On April 25, 2024, we announced that our Board of Directors has declared an irregular cash dividend of $1.00 per share of the Company’s common stock totaling $40.6 million. The dividend is payable on or about May 30, 2024 to all shareholders of record as of the close of business on May 8, 2024.

Vessel Deployment—Spot Voyages, Time Charters, COAs, and Pooling Arrangements

We seek to employ our vessels in a manner that maximizes fleet utilization and earnings upside through our chartering strategy in line with our goal of maximizing shareholder value and returning capital to shareholders when appropriate, taking into account fluctuations in freight rates in the market and our own views on the direction of those rates in the future. As of May 23, 2024, twenty-four of our twenty-five VLGCs, including the four time chartered-in vessels, were employed in the Helios Pool, which includes time charters with a term of less than two years unless otherwise agreed.

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

Contracts of Affreightment relate to the carriage of multiple cargoes over the same or several routes at pre-agreed terms, volumes and periods and enables the COA holder to nominate and lift cargoes, without controlling tonnage themselves or having their own vessel in position. COAs are usually based on voyage terms, where all of the vessel's operating, voyage and capital costs are borne by the ship owner.

On April 1, 2015, Dorian and MOL Energia began operation of the Helios Pool, which is a pool of VLGC vessels. We believe that the operation of certain of our VLGCs in this pool allows us to achieve better market coverage and utilization. Vessels entered into the Helios Pool are commercially managed jointly by Dorian LPG (DK) ApS, our wholly-owned subsidiary, and MOL Energia. The members of the Helios Pool share in the net pool revenues generated by the entire group of vessels in the pool, weighted according to certain technical vessel characteristics, and net pool revenues (see Note 2 to our consolidated financial statements included herein) are distributed as variable rate time charter hire to each participant. The vessels entered into the Helios Pool may operate either in the spot market, COAs, or on time charters of two years' duration or less. As of May 23, 2024, the Helios Pool operated thirty VLGCs, including twenty-four vessels from our fleet, five MOL Energia vessels and one time chartered-in vessel.

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

For the years ended March 31, 2024, 2023, and 2022, 95%, 94% and 90% of our revenue, respectively, was generated through the Helios Pool as net pool revenues—related party.

Voyage Charters.  A voyage charter, or spot charter, is a contract for transportation of a specified cargo between two or more designated ports. This type of charter is priced at a current or "spot" market rate, typically on a price per ton of product carried. Under voyage charters, we are responsible for all of the voyage expenses in addition to providing the crewing and other vessel operating services. Revenues for voyage charters are more volatile as they are typically tied to prevailing market rates at the time of the voyage. Our gross revenue under voyage charters is generally higher than under comparable time charters so as to compensate us for our bearing all voyage expenses. As a result, our revenue and voyage expenses may vary significantly depending on our mix of time charters and voyage charters. None of our revenue was generated pursuant to voyage charters from our VLGCs not in the Helios Pool for the years ended March 31, 2024, 2023, and 2022.

Time Charters.  A time charter is a contract under which a vessel is chartered for a defined period of time at a fixed daily or monthly rate. Under time charters, we are responsible for providing crewing and other vessel operating services, the cost of which is intended to be covered by the fixed rate, while the customer is responsible for substantially all of the voyage expenses, including bunker fuel consumption, port expenses and canal tolls. LPG is frequently transported under a time charter arrangement, with terms ranging from one to seven years. In addition, we may also have profit-sharing arrangements with some of our customers that provide for additional payments above a floor monthly rate (usually up to an agreed ceiling) based on the actual, average daily rate quoted by the Baltic Exchange for VLGCs on the benchmark Ras Tanura‑Chiba route over an agreed time period converted to a time charter equivalent (“TCE”) monthly rate. For the years ended March 31, 2024, 2023, and 2022, approximately 4.6%, 5,8% and 8.2%, respectively, of our revenue was generated pursuant to time charters from our VLGCs not in the Helios Pool.

Other Revenues, net.  Other revenues, net represent income from charterers, including the Helios Pool, relating to reimbursement of expenses such as costs for security guards and war risk insurance for voyages operating in high-risk areas. For the years ended March 31, 2024, 2023, and 2022, approximately 0.3%, 0.6% and 2.0%, respectively, of our revenue was generated pursuant to other revenues, net.

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

Available Days.  We define available days as the sum of calendar days and time chartered-in days (collectively representing our commercially managed vessels) less aggregate off hire days associated with major repairs and scheduled maintenance, which include drydockings, vessel upgrades or special or intermediate surveys. We use available days to measure the aggregate number of days in a period that our vessels should be capable of generating revenues.

Operating Days.  We define operating days as available days less the aggregate number of days that the commercially managed vessels in our fleet are off‑hire for any reason other than major repairs and scheduled maintenance. We use operating days to measure the number of days in a period that our operating vessels are on hire.

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

General and Administrative Expenses.  General and administrative expenses principally consist of the costs incurred in the corporate administration of the vessel and non‑vessel owning subsidiaries. We have granted restricted stock awards to certain of our officers, directors and employees that vest over various periods (see Note 12 to our consolidated financial statements included herein). Granting of restricted stock results in an increase in expenses. Stock-based compensation expense for officers, directors and employees is measured at the grant date stock price (or, if a market condition is attached to the award, at the estimated fair value of the award on grant date) and is recognized over the vesting period.

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

As of March 31, 2024, 2023 and 2022, independent appraisals of the commercially and technically managed VLGCs in our fleet had no indicators of impairment on any of our VLGCs in accordance with ASC 360 Property, Plant, and Equipment. No impairment charges were recognized for the years ended March 31, 2024, 2023 and 2022.

The amount, if any, and timing of any impairment charges we may recognize in the future will depend upon the then current and expected future charter rates and vessel values, which may differ materially from those used in our estimates as of March 31, 2024, 2023 and 2022.

The table set forth below indicates the carrying value of each commercially and technically managed vessel in our fleet as of March 31, 2024 and 2023 at which times none of the vessels listed in the table below was being held for sale:

			Date of
	Capacity	Year	Acquisition/	Purchase Price/	Carrying value at	Carrying value at
Vessels	(Cbm)	Built	Delivery	Original Cost	March 31, 2024(1)	March 31, 2023(2)
Captain John NP	82,000	2007	7/29/2013	64,955,636	34,845,414	36,877,876
Comet	84,000	2014	7/25/2014	75,276,432	52,533,021	55,569,951
Corsair	84,000	2014	9/26/2014	80,906,292	56,419,451	59,732,692
Corvette	84,000	2015	1/2/2015	84,262,500	57,476,184	60,797,725
Cougar	84,000	2015	6/15/2015	80,427,640	55,040,985	58,141,111
Concorde	84,000	2015	6/24/2015	81,168,031	56,973,175	60,229,695
Cobra	84,000	2015	6/26/2015	80,467,667	55,194,014	58,303,794
Continental	84,000	2015	7/23/2015	80,487,197	56,893,425	58,740,786
Constitution	84,000	2015	8/20/2015	80,517,226	58,487,898	61,749,813
Commodore	84,000	2015	8/28/2015	80,468,889	55,742,930	58,823,308
Cresques	84,000	2015	9/1/2015	82,960,176	60,089,729	63,422,959
Constellation	84,000	2015	9/30/2015	78,649,026	59,052,993	60,476,385
Clermont	84,000	2015	10/13/2015	80,530,199	59,319,500	62,632,616
Cheyenne	84,000	2015	10/22/2015	80,503,271	58,663,899	61,958,761
Cratis	84,000	2015	10/30/2015	83,186,333	60,660,009	63,978,931
Commander	84,000	2015	11/5/2015	78,056,729	58,026,855	61,150,118
Chaparral	84,000	2015	11/20/2015	80,516,187	58,034,099	59,233,063
Copernicus	84,000	2015	11/25/2015	83,333,085	61,008,706	64,344,201
Challenger	84,000	2015	12/11/2015	80,576,863	62,066,325	60,305,474
Caravelle	84,000	2016	2/25/2016	81,119,450	62,754,986	60,996,102
Captain Markos	84,000	2023	3/31/2023	84,830,545	81,848,713	84,830,545
	1,762,000			$1,683,199,374	$1,221,132,311	$1,272,295,906
(1)	Carrying value for purposes of evaluating our vessels for impairment includes the carrying value of the vessel and unamortized deferred charges related to drydocking of the vessel. Refer to our accounting policies in Note 2 to our consolidated financial statements for vessels carrying values and deferred drydocking costs. As of March 31, 2024, the carrying value and unamortized deferred charges related to drydocking of none of our vessels exceeded their estimated market value. On an aggregate fleet basis, the estimated market value of our vessels was higher than their carrying value and unamortized deferred charges related to drydocking as of March 31, 2024 by $588.0 million. There were no indications of impairment on any of our vessels and no impairment was recorded during the year ended March 31, 2024 as we believed that the carrying value of our vessels was fully recoverable.

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

$270.2 million. There were no indications of impairment on any of our vessels and no impairment was recorded during the year ended March 31, 2023.

Results of Operations For The Year Ended March 31, 2024 As Compared To The Year Ended March 31, 2023

Revenues

The following table compares revenues for the years ended March 31:

			Increase /	Percent
	2024	2023	(Decrease)	Change
Net pool revenues—related party	$532,935,157	$364,548,262	$168,386,895	46.2%
Time charter revenues	25,895,984	22,709,620	3,186,364	14.0%
Other revenues, net	1,886,295	2,491,333	(605,038)	(24.3)%
Total	$560,717,436	$389,749,215	$170,968,221	43.9%

Revenues, which represent net pool revenues—related party, time charters and other revenues, net, were $560.7 million for the year ended March 31, 2024, an increase of $171.0 million, or 43.9%, from $389.7 million for the year ended March 31, 2023. The increase is primarily attributable to increased average TCE rates and fleet size, partially offset by a slight decrease in fleet utilization. Average TCE rates of $65,986 for the year ended March 31, 2024 increased by $15,524 from $50,462 for the year ended March 31, 2023, primarily due to higher spot rates and lower bunker prices. The Baltic Exchange Liquid Petroleum Gas Index, an index published daily by the Baltic Exchange for the spot market rate for the benchmark Ras Tanura-Chiba route (expressed as U.S. dollars per metric ton), averaged $104.948 during the year ended March 31, 2024 compared to an average of $87.009 for the year ended March 31, 2023. The average price of very low sulfur fuel oil (expressed as U.S. dollars per metric ton) from Singapore and Fujairah decreased from $773 during the year ended March 31, 2023, to $623 during the year ended March 31, 2024. Our available days increased from 8,053 for the year ended March 31, 2023 to 9,003 for the year ended March 31, 2024 due to three additional vessels in our fleet. Our fleet utilization decreased from 95.0% during the year ended March 31, 2023 to 93.9% during the year ended March 31, 2024.

Charter Hire Expenses

Charter hire expenses for the vessels chartered in from third parties were $43.7 million for the year ended March 31, 2024 compared to $23.2 million for the year ended March 31, 2023. The increase of $20.5 million, or 88.3%, was mainly caused by an increase in time chartered-in days from 791 for the year ended March 31, 2023 to 1,512 for the year ended March 31, 2024, partially offset by a slight decline in time charter hire expense per day.

Vessel Operating Expenses

Vessel operating expenses were $80.5 million during the year ended March 31, 2024, or $10,469 per vessel per calendar day, which is calculated by dividing vessel operating expenses by calendar days for the relevant time period for the technically managed vessels that were in our fleet. This was an increase of $9.0 million, or 12.5%, from $71.5 million, or $9,793 per vessel per calendar day, for the year ended March 31, 2023. The increase was partially due to an increase in operating expenses per vessel per calendar day along with an increase of calendar days for our fleet from 7,301 during the year ended March 31, 2023 to 7,686 days during the year ended March 31, 2024 resulting from the delivery of our Dual-fuel ECO VLGC Captain Markos from Kawasaki Heavy Industries in March 2023. The increase of $676 per vessel per calendar day, from $9,793 for the year ended March 31, 2023 to $10,469 per vessel per calendar day for the year ended March 31, 2024 was primarily the result of increases per vessel per calendar day of $391 for spares and stores, $231 for repairs and maintenance, and $191 for miscellaneous operating expenses, partially offset by a decrease of $166 per vessel per calendar day for crew related costs. Of the $676 per day increase in daily operating expense, $307 per vessel per calendar day was related to non-capitalizable drydock-related operating expenses. Excluding those amounts, daily operating expenses increased by $369 from the year ended March 31, 2023.

Depreciation and Amortization

Depreciation and amortization was $68.7 million for the year ended March 31, 2024, an increase of $5.3 million, or 8.3%, from $63.4 million for the year ended March 31, 2023, primarily resulting from the delivery of our Dual-fuel ECO VLGC Captain Markos in March 2023.

General and Administrative Expenses

General and administrative expenses were $39.0 million for the year ended March 31, 2024, an increase of $6.9 million, or 21.6%, from $32.1 million for the year ended March 31, 2023, primarily driven by increases of $4.1 million in stock-based compensation expense (largely due to higher stock price on the grant date in fiscal year 2024 compared to fiscal year 2023), $1.8 million in cash bonuses, and $1.5 million in employee-related costs and benefits, partially offset by a reduction of $0.5 million in other general and administrative expenses.

Interest and Finance Costs

Interest and finance costs amounted to $40.5 million for the year ended March 31, 2024, an increase of $2.7 million from $37.8 million for the year ended March 31, 2023. The increase of $2.7 million during the year ended March 31, 2024 was driven by increases of $6.6 million in interest incurred on our long-term debt and a decrease of $1.4 million in capitalized interest, partially offset by decreases of $4.4 million in amortization of financing costs and $0.9 in loan expenses and bank charges. The increase in interest on our long-term debt was driven by an increase in average interest rates due to rising SOFR on our floating-rate long-term debt, partially offset by a decrease in average indebtedness, excluding deferred financing fees, from $649.0 million for the year ended March 31, 2023 to $639.9 million for the year ended March 31, 2024. As of March 31, 2024, the outstanding balance of our long-term debt, excluding deferred financing fees, was $610.5 million.

Unrealized Gain on Derivatives

Unrealized gain on derivatives amounted to less than $0.1 million for the year ended March 31, 2024 compared to $2.8 million for the year ended March 31, 2023. The $2.8 million difference is primarily attributable to changes in forward SOFR yield curves and reductions in notional amounts.

Realized Gain on Derivatives

Realized gain on derivatives was $7.5 million for the year ended March 31, 2024, compared to $3.8 million for the year ended March 31, 2023. The favorable $3.7 million difference is largely due to an increase in floating SOFR resulting in the realized gain on our interest rate swaps.

Results of Operations For The Year Ended March 31, 2023 As Compared To The Year Ended March 31, 2022

For a discussion of the year ended March 31, 2023 compared to the year ended March 31, 2022, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended March 31, 2023.

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

	Year ended	Year ended	Year ended
(in U.S. dollars, except fleet data)	March 31, 2024	March 31, 2023	March 31, 2022
Financial Data
Adjusted EBITDA	$417,429,321	$271,386,648	$161,149,380
Fleet Data(1)
Calendar days	7,686	7,301	7,780
Time chartered-in days	1,512	791	579
Available days	9,003	8,053	8,201
Operating days	8,457	7,652	7,785
Fleet utilization	93.9%	95.0%	94.9%
Average Daily Results(1)
Time charter equivalent rate	$65,986	$50,462	$34,669
Daily vessel operating expenses	$10,469	$9,793	$9,538
(1)	Refer to “Important Financial and Operational Terms and Concepts” above for definitions of calendar days, time chartered-in days, available days, operating days, fleet utilization, and daily vessel operating expenses.

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

The following table sets forth a reconciliation of net income to Adjusted EBITDA (unaudited) for the periods presented:

	Year ended
(in U.S. dollars)	March 31, 2024	March 31, 2023	March 31, 2022
Net income	$307,446,913	$172,443,930	$71,935,018
Interest and finance costs	40,480,428	37,803,787	27,067,395
Unrealized gain on derivatives	(5,665)	(2,766,065)	(11,067,870)
Realized (gain)/loss on interest rate swaps	(7,493,246)	(3,771,522)	3,450,443
Stock-based compensation expense	8,334,838	4,280,387	3,332,279
Depreciation and amortization	68,666,053	63,396,131	66,432,115
Adjusted EBITDA	$417,429,321	$271,386,648	$161,149,380

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

The following table sets forth a reconciliation of revenues to TCE rate (unaudited) for the periods presented:

(in U.S. dollars, except operating days)	Year ended	Year ended	Year ended
Numerator:	March 31, 2024	March 31, 2023	March 31, 2022
Revenues	$560,717,436	$389,749,215	$274,221,448
Voyage expenses	(2,674,179)	(3,611,452)	(4,324,712)
Time charter equivalent	$558,043,257	$386,137,763	$269,896,736

Pool adjustment*	1,416,187	(514,015)	(2,978)
Time charter equivalent excluding pool adjustment*	$559,459,444	$385,623,748	$269,893,758

Denominator:
Operating days	8,457	7,652	7,785
TCE rate:
Time charter equivalent rate	$65,986	$50,462	$34,669
TCE rate excluding pool adjustment*	$66,153	$50,395	$34,668

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

	Year ended	Year ended	Year ended
Company Methodology:	March 31, 2024	March 31, 2023	March 31, 2022
Operating Days	8,457	7,652	7,785
Fleet Utilization	93.9%	95.0%	94.9%
Time charter equivalent rate	$65,986	$50,462	$34,669

Alternate Methodology:
Operating Days	9,002	8,035	8,193
Fleet Utilization	100.0%	99.8%	99.9%
Time charter equivalent rate	$61,991	$48,057	$32,942

We believe that Our Methodology using the underlying vessel employment provides more meaningful insight into market conditions and the performance of our vessels.

Liquidity and Capital Resources

Our business is capital intensive, and our future success depends on our ability to maintain a high‑quality fleet. As of March 31, 2024, we had cash and cash equivalents of $282.5 million and non-current restricted cash of $0.1 million.

Our primary sources of capital during the year ended March 31, 2024 were $388.4 million in cash generated from operations. As of March 31, 2024, the outstanding balance of our long-term debt, net of deferred financing fees of $5.4 million, was $605.1 million including $53.5 million of principal on our long-term debt scheduled to be repaid during the year ending March 31, 2025.

Operating expenses, including expenses to maintain the quality of our vessels in order to comply with international shipping standards and environmental laws and regulations, the funding of working capital requirements, long-term debt repayments, financing costs, and commitments, as described in Note 18 to our consolidated financial statements, to build a VLGC/AC and for drydocking and scrubbers, represent our short-term, medium-term and long-term liquidity needs as of March 31, 2024. We anticipate satisfying our liquidity needs for at least the twelve months following March 31, 2024 with cash on hand and cash from operations and drawdowns on the revolving credit facility available under the 2023 A&R Debt Facility, if needed. We may also seek additional liquidity through alternative sources of debt financings and/or through equity financings by way of private or public offerings. However, if these sources are insufficient to satisfy our short-term liquidity needs, or to satisfy our future medium-term or long-term liquidity needs, we may need to seek alternative sources of financing and/or modifications of our existing credit facility and financing arrangements. There is no assurance that we will be able to obtain any such financing or modifications to our existing credit facility and financing arrangements on terms acceptable to us, or at all.

On February 2, 2022, our Board of Directors authorized the repurchase of up to $100.0 million of our common shares under the 2022 Common Share Repurchase Authority. Under this authorization, when in force, purchases were and may be made at our discretion in the form of open market repurchase programs, privately negotiated transactions, accelerated share repurchase programs or a combination of these methods. The actual amount and timing of share repurchases are subject to capital availability, our determination that share repurchases are in the best interest of our shareholders, and market conditions. As of March 31, 2024, our total purchases under the 2022 Common Share Repurchase Authority totaled 75,000 shares for an aggregate consideration of $1.8 million. We are not obligated to make any common share repurchases. See Note 11 to our consolidated financial statements included herein for a discussion of our 2022 Common Share Repurchase Authority.

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

On August 5, 2023, we paid $0.7 million of dividends that were deferred until the vesting of certain restricted stock.

On October 6, 2023, we announced that our Board of Directors declared an irregular cash dividend of $1.00 per share of the Company’s common stock to all shareholders of record as of the close of business on October 20, 2023. We paid $40.3 million on November 2, 2023 with the remaining $0.3 million deferred until certain shares of restricted stock vest.

On January 24, 2024, we announced that our Board of Directors declared an irregular cash dividend of $1.00 per share of the Company’s common stock to all shareholders of record as of the close of business on February 5, 2024. We paid $40.3 million on February 27, 2024 with the remaining $0.3 million deferred until certain shares of restricted stock vest.

On April 25, 2024, we announced that our Board of Directors has declared an irregular cash dividend of $1.00 per share of the Company’s common stock totaling $40.6 million. The dividend is payable on or about May 30, 2024 to all shareholders of record as of the close of business on May 8, 2024.

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

On December 22, 2023, we entered into the 2023 A&R Debt Facility consisting of (i) a term loan facility in an aggregate original principal amount of $240.0 million, of which $215.0 million remained outstanding on the date of the agreement, (ii) a revolving credit facility in an aggregate principal amount of up to $50.0 million (previously $20.0 million) and (iii) a new, uncommitted accordion term loan facility in an aggregate principal amount of up to $100.0 million. The 2023 A&R Debt Facility matures on August 4, 2029, with drawn amounts thereunder accruing interest at a rate of SOFR plus a margin ranging between 2.05% and 2.15% depending on the ratio of outstanding debt under the facility to the value of the vessels secured under this facility, plus or minus a sustainability pricing adjustment of 0.05%. The undrawn revolving credit facility accrues interest at a rate equal to 0.40% of the margin. For more information regarding our 2023 A&R Debt Facility, see Note 9 to our consolidated financial statements.

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

Cash Flows

The following table summarizes our cash and cash equivalents provided by/(used in) operating, financing and investing activities for the periods presented:

	March 31, 2024	March 31, 2023	March 31, 2022
Net cash provided by operating activities	$388,446,808	$224,059,836	$118,695,170
Net cash provided by/(used in) investing activities	(34,801,539)	(76,341,190)	68,766,198
Net cash used in financing activities	(219,719,362)	(235,232,008)	(35,178,821)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	$133,710,119	$(87,963,264)	$152,109,715

Operating Cash Flows. Net cash provided by operating activities for the year ended March 31, 2024 was $388.4 million compared with $224.1 million for the year ended March 31, 2023. The increase is primarily related to an increase in operating income. For a discussion of the year ended March 31, 2023 compared to the year ended March 31, 2022, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended March 31, 2023.

Net cash flow from operating activities depends upon our overall profitability, market rates for vessels employed on voyage charters, charter rates agreed to for time charters, the timing and amount of payments for drydocking expenditures and unscheduled repairs and maintenance, fluctuations in working capital balances and bunker costs.

Investing Cash Flows. Net cash used in investing activities was $34.8 million for the year ended March 31, 2024, compared with net cash used in investing activities of $76.3 million for the year ended March 31, 2023. For the year ended March 31, 2024, net cash used in investing activities was comprised of $32.9 million in payments for a vessel under construction and vessel capital expenditures, and $6.0 million in purchases of investment securities, partially offset by $4.0 million in proceeds from the sale of investment securities. For the year ended March 31, 2023, net cash provided by investing activities was comprised of $68.8 million in payments for a vessel under construction and vessel capital expenditures, and $11.3 million in purchases of U.S treasury notes, partially offset by $3.7 million in proceeds from the sale of investment securities. For a discussion of the year ended March 31, 2023 compared to the year ended March 31, 2022, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended March 31, 2023.

Financing Cash Flows. Net cash used in financing activities was $219.7 million for the year ended March 31, 2024, compared with net cash used in financing activities of $235.2 million for the year ended March 31, 2023. For the year ended March 31, 2024, net cash used in financing activities consisted of dividends paid of $162.3 million, repayments of long-term debt of $53.1 million, repurchases of common stock of $3.9 million, and financing costs paid totaling $0.4 million. For the year ended March 31, 2023, net cash used in financing activities consisted of repayments of long-term debt of $352.5 million, dividends paid of $220.6 million, payments of financing costs of $6.5 million, and repurchases of common stock totaling of $1.7 million, partially offset by $346.0 million of proceeds from long-term debt borrowings. For a discussion of the year ended March 31, 2023 compared to the year ended March 31, 2022, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended March 31, 2023.

Capital Expenditures. LPG transportation is a capital‑intensive business, requiring significant investment to maintain an efficient fleet and to stay in regulatory compliance. On March 31, 2023, we took delivery of our newbuilding Dual-fuel ECO VLGC, Captain Markos, from the shipyard of Kawasaki Heavy Industries. On November 24, 2023, we entered into a shipbuilding contract for a newbuilding VLGC/AC with a cargo carrying capacity of 93,000 cbm that can transport LPG or ammonia. As of March 31, 2024, we had $96.0 million of commitments remaining under the shipbuilding contract and supervision agreement related to the newbuilding that will be due open certain milestones until the expected delivery from Hanwha Ocean Co. Ltd. in the third calendar quarter of 2026.

We are generally required to complete a special survey for a vessel once every five years. Drydocking of vessels occurs every five years unless an extension is granted by the classification society to seven and one-half years and the vessel is not older than 15 years of age. Intermediate surveys are performed every two and one-half years after every special survey. Drydocking each vessel takes approximately 15 to 25 days. We spend significant amounts for scheduled drydocking (including the cost of classification society surveys) for each of our vessels.

As our vessels age and our fleet expands, our drydocking expenses will increase. We estimate the current cash outlay for a VLGC special survey to be approximately $1.2 million per vessel (excluding any capital improvements, such as scrubbers and ballast water management systems, to the vessel that may be made during such drydockings) and the cost of an intermediate survey to be between $150,000 and $250,000 per vessel. Ongoing costs for compliance with environmental regulations are primarily included as part of our drydocking and classification society survey costs. In order to comply with current emissions regulations, we have installed scrubbers on fourteen of our vessels and have one chartered-in scrubber-equipped vessel, which allows us to burn heavy fuel oil. Our other non-dual fuel vessels currently consume compliant fuels on board (0.5% sulfur), which are readily available globally, but at a significantly higher cost. We have entered into contracts to commission scrubbers on an additional ECO VLGC and we have contractual commitments for scrubbers of $0.2 million as of March 31, 2024. We also have one newbuilding Dual-fuel ECO VLGC and three chartered-in dual-fuel vessels that have the capability to burn LPG as fuel, which we believe provides an economic benefit over traditional fuel. Please see "Item 1A. Risk Factors—Risks Relating to Our Company—We may incur increasing costs for the drydocking, maintenance or replacement of our vessels as they age, and, as our vessels age, the risks associated with older vessels could adversely affect our ability to obtain profitable charters.”

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

Interest Rate Risk

The LPG shipping industry is capital intensive, requiring significant amounts of investment. Much of this investment is provided in the form of long-term debt. Our 2023 A&R Debt Facility currently contains interest rates that fluctuate with SOFR. We have entered into interest rate swap agreements to hedge a majority of our exposure to fluctuations of interest rate risk associated with our 2023 A&R Debt Facility. We have hedged $164.0 million of amortizing principal as of March 31, 2024 and thus increasing interest rates could adversely impact our future earnings. For the 12 months following March 31, 2024, a hypothetical increase or decrease of 20 basis points in the underlying SOFR rates would result in an increase or decrease of our interest expense on our unhedged interest-bearing debt by $0.1 million assuming all other variables are held constant. See Notes 9 and 19 to our consolidated financial statements included herein for a description of our debt obligations and interest rate swaps, respectively.

Foreign Currency Exchange Rate Risk

Our primary economic environment is the international LPG shipping market. This market utilizes the U.S. dollar as its functional currency. Consequently, our revenues are in U.S. dollars and the majority of our operating expenses are in U.S. dollars. However, we incur some of our expenses in other currencies, particularly Euro, Singapore Dollar, Danish Krone, Japanese Yen, British Pound Sterling, and Norwegian Krone. The amount and frequency of some of these expenses, such as vessel repairs, supplies and stores, may fluctuate from period to period. Depreciation in the value of the U.S. dollar relative to other currencies will increase the cost of us paying such expenses. For the year ended March 31, 2024, 27% of our expenses (excluding depreciation and amortization, interest and finance costs and gain/loss on derivatives), were in currencies other than the U.S. dollar, and as a result we expect the foreign exchange risk associated with these operating expenses to be immaterial. We do not have foreign exchange exposure in respect of our credit facility and interest rate swap agreements, as these are denominated in U.S. dollars.

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

Forward Freight Agreements

From time to time, we may take hedging or speculative positions in derivative instruments, including FFAs. The usage of such derivatives can lead to fluctuations in our reported results from operations on a period-to-period basis. Generally, freight derivatives may be used to hedge our exposure to the spot market for a specified route and period of time. Upon settlement, if the contracted charter rate is less than the average of the rates reported on an identified index for the specified route and time period, the seller of the FFA is required to pay the buyer the settlement sum, being an amount equal to the difference between the contracted rate and the settlement rate, multiplied by the number of days of the specified period. Conversely, if the contracted rate is greater than the settlement rate, the buyer is required to pay the seller the settlement sum. If we take positions in FFAs or other derivative instruments we could suffer losses in the settling or termination of these agreements. This could adversely affect our results of operations and cash flows. Historically, we entered into FFAs as an economic hedge to reduce the risk on vessels trading in the spot market and to take advantage of short-term fluctuations in market prices. We do not classify these freight derivatives as cash flow hedges for accounting purposes and therefore gains or losses are recognized in earnings. As of March 31, 2024, we had no outstanding FFA positions.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial information required by this Item is set forth on pages F-1 to F-33 and is filed as part of this Annual Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our management concluded that our disclosure controls and procedures were effective as of March 31, 2024. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits to the Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Our management conducted an evaluation of our effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway

Commission (“COSO”). Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of the inherent limitations of internal controls over financial reporting, misstatements may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on the evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2024.

The effectiveness of our internal control over financial reporting as of March 31, 2024 has been audited by Deloitte Certified Public Accountants S.A., an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

Our management with the participation of our principal executive officer and principal financial officer or persons performing similar functions has determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) occurred during the fourth fiscal quarter of our fiscal year ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2024 Annual Meeting of Shareholders within 120 days of March 31, 2024.

We have adopted a Code of Ethics applicable to officers, directors and employees (the “Code of Ethics”), which fulfills applicable guidelines issued by the Commission.

Our Code of Ethics and our Anti-Bribery and Corruption Policy can be found on our website at http://www.dorianlpg.com/investor-center/corporate-governance/. We will also provide a hard copy of our Code of Ethics and Anti-Bribery and Corruption Policy free of charge upon written request to Dorian LPG Ltd. c/o Dorian LPG (USA) LLC, 27 Signal Road, Stamford, Connecticut 06902. Our employees are required to make written reaffirmation of their commitment to the Anti-Bribery and Corruption Policy and Code of Ethics on an annual basis. Any waiver that is granted, and the basis for granting the waiver, will be publicly communicated as appropriate, including through posting on our website, as soon as practicable. We have granted no waivers to the Anti-Bribery and Corruption Policy since its inception. We granted no waivers under our Code of Ethics during the fiscal year ended March 31, 2024. We intend to post any amendments to and any waivers of our Code of Ethics on our website within four business days. None of the information included on or accessible through the Company’s website is incorporated into or forms a part of this Annual Report.

ITEM 11.  EXECUTIVE COMPENSATION.

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2024 Annual Meeting of Shareholders within 120 days of March 31, 2024.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2024 Annual Meeting of Shareholders within 120 days of March 31, 2024.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2024 Annual Meeting of Shareholders within 120 days of March 31, 2024.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2024 Annual Meeting of Shareholders within 120 days of March 31, 2024.

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

4.2	Description of Securities incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed with the Commission on June 2, 2021.
10.1*	Amended and Restated 2014 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed with the Commission on June 2, 2022.
10.2	Form of General Agency Agreement with Dorian LPG Management Corp., incorporated by reference to Exhibit 4.22 to the Company’s Annual Report on Form 20-F filed with the Commission on July 30, 2014.
10.3

Administrative, Advisory and Support Services Agreement between Dorian LPG Ltd. and Dorian LPG (USA) LLC, incorporated by reference to Exhibit 4.24 to the Company’s Annual Report on Form 20-F filed with the Commission on July 30, 2014.

10.4*	2014 Executive Severance and Change in Control Severance Plan, incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed with the Commission on May 31, 2016.
10.5	Form of Restricted Stock Award Agreement, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on June 22, 2016.
10.6

Amended and Restated Loan Agreement, dated as of December 22, 2023, among Dorian LPG Finance LLC as borrower, the Company as parent guarantor, certain wholly-owned subsidiaries of the Company as owner guarantors, Credit Agricole and ING as bookrunners and structurers, Credit Agricole, ING, BNP, DSF and SEB as mandated lead arrangers, Credit Agricole as agent, security trustee and sustainability coordinator, and BNP as hedge coordinator, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on December 27, 2023.

21.1	List of Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of Seward & Kissel LLP.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation.
101.INS	XBRL Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Schema Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Schema Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Schema Label Linkbase.
101.PRE	XBRL Taxonomy Extension Schema Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101)

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

Date: May 28, 2024

Dorian LPG Ltd.
(Registrant)

/s/ John C. Hadjipateras
John C. Hadjipateras
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on May 28, 2024 on behalf of the registrant and in the capacities indicated.

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
Christina Tan

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Dorian LPG Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Dorian LPG Ltd. and subsidiaries (the "Company") as of March 31, 2024 and 2023, the related consolidated statements of operations, shareholders’ equity and cash flows, for each of the three years in the period ended March 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 28, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

May 28, 2024

We have served as the Company’s auditor since 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Dorian LPG Ltd.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Dorian LPG Ltd and subsidiaries (the “Company”) as of March 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31,2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 31, 2024, of the Company and our report dated May 28, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte Certified Public Accountants S.A.

Athens, Greece

May 28, 2024

Dorian LPG Ltd.

Consolidated Balance Sheets

(Expressed in United States Dollars, except for number of shares)

	As of	As of
	March 31, 2024	March 31, 2023
Assets
Current assets
Cash and cash equivalents	$282,507,971	$148,797,232
Trade receivables, net and accrued revenues	659,567	3,282,256
Due from related parties	52,352,942	73,070,095
Inventories	2,393,379	2,642,395
Available-for-sale debt securities	11,530,939	—
Derivative instruments	5,139,056	—
Prepaid expenses and other current assets	14,297,917	8,507,007
Total current assets	368,881,771	236,298,985
Fixed assets
Vessels, net	1,208,588,213	1,263,928,605
Vessel under construction	23,829,678	—
Other fixed assets, net	—	48,213
Total fixed assets	1,232,417,891	1,263,976,818
Other non-current assets
Deferred charges, net	12,544,098	8,367,301
Derivative instruments	4,145,153	9,278,544
Due from related parties—non-current	25,300,000	20,900,000
Restricted cash—non-current	75,798	76,418
Operating lease right-of-use assets	191,700,338	158,179,398
Available-for-sale debt securities	—	11,366,838
Other non-current assets	2,585,116	469,227
Total assets	$1,837,650,165	$1,708,913,529
Liabilities and shareholders’ equity
Current liabilities
Trade accounts payable	$10,185,962	$10,807,376
Accrued expenses	3,948,420	5,637,725
Due to related parties	7,283	168,793
Deferred income	486,868	208,558
Current portion of long-term operating lease liabilities	32,491,122	23,407,555
Current portion of long-term debt	53,543,315	53,110,676
Dividends payable	1,149,665	1,255,861
Total current liabilities	101,812,635	94,596,544
Long-term liabilities
Long-term debt—net of current portion and deferred financing fees	551,549,215	604,256,670
Long-term operating lease liabilities	159,226,326	134,782,483
Other long-term liabilities	1,528,906	1,431,510
Total long-term liabilities	712,304,447	740,470,663
Total liabilities	814,117,082	835,067,207
Commitments and contingencies	—	—
Shareholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued nor outstanding	—	—
Common stock, $0.01 par value, 450,000,000 shares authorized, 51,995,027 and 51,630,593 shares issued, 40,619,448 and 40,382,730 shares outstanding (net of treasury stock), as of March 31, 2024 and March 31, 2023, respectively	519,950	516,306
Additional paid-in-capital	772,714,486	764,383,292
Treasury stock, at cost; 11,375,579 and 11,247,863 shares as of March 31, 2024 and March 31, 2023, respectively	(126,837,239)	(122,896,838)
Retained earnings	377,135,886	231,843,562
Total shareholders’ equity	1,023,533,083	873,846,322
Total liabilities and shareholders’ equity	$1,837,650,165	$1,708,913,529

The accompanying notes are an integral part of these consolidated financial statements.

Dorian LPG Ltd.

Consolidated Statements of Operations

(Expressed in United States Dollars, except for number of shares)

	Year ended
	March 31, 2024	March 31, 2023	March 31, 2022
Revenues
Net pool revenues—related party	$532,935,157	$364,548,262	$246,305,480
Time charter revenues	25,895,984	22,709,620	22,377,211
Other revenues, net	1,886,295	2,491,333	5,538,757
Total revenues	560,717,436	389,749,215	274,221,448
Expenses
Voyage expenses	2,674,179	3,611,452	4,324,712
Charter hire expenses	43,673,387	23,194,712	16,265,638
Vessel operating expenses	80,461,690	71,501,771	74,204,218
Depreciation and amortization	68,666,053	63,396,131	66,432,115
General and administrative expenses	39,004,183	32,086,382	30,226,739
Total expenses	234,479,492	193,790,448	191,453,422
Gain on disposal of vessels	—	—	7,256,897
Other income—related parties	2,592,291	2,401,701	2,374,050
Operating income	328,830,235	198,360,468	92,398,973
Other income/(expenses)
Interest and finance costs	(40,480,428)	(37,803,787)	(27,067,395)
Interest income	9,488,328	3,808,809	347,082
Unrealized gain on derivatives	5,665	2,766,065	11,067,870
Realized gain/(loss) on derivatives	7,493,246	3,771,522	(3,450,443)
Other gain/(loss), net	2,109,867	1,540,853	(1,361,069)
Total other income/(expenses), net	(21,383,322)	(25,916,538)	(20,463,955)
Net income	$307,446,913	$172,443,930	$71,935,018

Weighted average shares outstanding:
Basic	40,275,350	40,026,313	40,203,937
Diluted	40,450,567	40,211,642	40,365,088

Earnings per common share—basic	$7.63	$4.31	$1.79
Earnings per common share—diluted	$7.60	$4.29	$1.78

The accompanying notes are an integral part of these consolidated financial statements.

Dorian LPG Ltd.

Consolidated Statements of Shareholders’ Equity

(Expressed in United States Dollars, except for number of shares)

	Number of			Additional
	common	Common	Treasury	paid-in	Retained
	shares	stock	stock	capital	earnings	Total
Balance, April 1, 2021	51,071,409	$510,715	$(99,862,114)	$756,776,217	289,400,512	$946,825,330
Net income	—	—	—	—	71,935,018	71,935,018
Restricted share award issuances	250,286	2,502	—	(2,502)	—	—
Dividends ($2.00 per common share)	—	—	—	—	(80,576,390)	(80,576,390)
Stock-based compensation	—	—	—	3,332,279	—	3,332,279
Purchase of treasury stock	—	—	(21,364,822)	—	—	(21,364,822)
Balance, March 31, 2022	51,321,695	$513,217	$(121,226,936)	$760,105,994	280,759,140	$920,151,415
Net income	—	—	—	—	172,443,930	172,443,930
Restricted share award issuances	308,898	3,089	—	(3,089)	—	—
Dividends ($5.50 per common share)	—	—	—	—	(221,359,508)	(221,359,508)
Stock-based compensation	—	—	—	4,280,387	—	4,280,387
Purchase of treasury stock	—	—	(1,669,902)	—	—	(1,669,902)
Balance, March 31, 2023	51,630,593	$516,306	$(122,896,838)	$764,383,292	231,843,562	$873,846,322
Net income	—	—	—	—	307,446,913	307,446,913
Restricted share award issuances	364,434	3,644	—	(3,644)	—	—
Dividends ($4.00 per common share)	—	—	—	—	(162,154,589)	(162,154,589)
Stock-based compensation	—	—	—	8,334,838	—	8,334,838
Purchase of treasury stock	—	—	(3,940,401)	—	—	(3,940,401)
Balance, March 31, 2024	51,995,027	$519,950	$(126,837,239)	$772,714,486	377,135,886	$1,023,533,083

The accompanying notes are an integral part of these consolidated financial statements.

Dorian LPG Ltd.

Consolidated Statements of Cash Flows

(Expressed in United States Dollars)

	Year ended
	March 31, 2024	March 31, 2023	March 31, 2022
Cash flows from operating activities:
Net income	$307,446,913	$172,443,930	$71,935,018
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,665,907	63,396,131	66,432,115
Non-cash lease expense	29,116,821	10,866,495	9,576,822
Amortization of financing costs	1,243,360	5,600,493	5,889,040
Unrealized gain on derivatives	(5,665)	(2,766,065)	(11,067,870)
Stock-based compensation expense	8,334,838	4,280,387	3,332,279
Gain on disposal of vessel	—	—	(7,256,897)
Unrealized foreign currency (gain)/loss, net	285,277	921,289	166,873
Other non-cash items, net	(3,230,571)	(4,571,737)	1,267,576
Changes in operating assets and liabilities
Trade receivables, inventories, prepaid expenses, and other current and non-current assets	(926,439)	(2,693,495)	(4,069,273)
Due from related parties	16,317,153	(16,387,264)	897,936
Operating lease liabilities—current and long-term	(28,210,348)	(9,078,157)	(9,590,424)
Trade accounts payable	(1,266,860)	591,835	(115,287)
Accrued expenses and other liabilities	(1,338,519)	2,498,574	(4,889,118)
Due to related parties	(161,510)	131,360	(80,370)
Payments for drydocking costs	(7,823,549)	(1,173,940)	(3,733,250)
Net cash provided by operating activities	388,446,808	224,059,836	118,695,170
Cash flows from investing activities:
Payments for vessels under construction and vessel capital expenditures	(32,853,093)	(68,781,071)	(23,185,913)
Purchase of investment securities	(5,978,390)	—	(2,250,681)
Purchase of U.S. treasury notes	—	(11,275,322)	—
Proceeds from sale of investment securities	4,029,944	3,718,981	3,742,429
Proceeds from disposal of vessel	—	—	90,460,363
Payments to acquire other fixed assets	—	(3,778)	—
Net cash provided by/(used in) investing activities	(34,801,539)	(76,341,190)	68,766,198
Cash flows from financing activities:
Proceeds from long-term debt borrowings	—	346,000,000	298,250,000
Repayment of long-term debt borrowings	(53,110,676)	(352,458,012)	(230,317,537)
Repurchase of common stock	(3,940,401)	(1,669,902)	(21,364,822)
Financing costs paid	(407,500)	(6,506,267)	(1,664,252)
Dividends paid	(162,260,785)	(220,597,827)	(80,082,210)
Net cash used in financing activities	(219,719,362)	(235,232,008)	(35,178,821)
Effects of exchange rates on cash and cash equivalents	(215,788)	(449,902)	(172,832)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	133,710,119	(87,963,264)	152,109,715
Cash, cash equivalents, and restricted cash at the beginning of the period	148,873,650	236,836,914	84,727,199
Cash, cash equivalents, and restricted cash at the end of the period	$282,583,769	$148,873,650	$236,836,914

Supplemental disclosure of cash flow information
Cash paid for interest excluding interest capitalized to vessels	$37,886,561	$31,071,625	$20,591,883
Cash paid for operating leases	42,101,279	11,965,581	10,082,984
Right of use assets recognized	62,646,575	163,337,516	—
Unpaid lease liability on initial recognition	61,746,575	161,574,834	—
Capitalized drydocking costs included in liabilities	1,179,778	234,290	6,735
Vessel-related capital expenditures included in liabilities	1,027,316	1,317,456	107,275
Unpaid dividends included in liabilities	1,149,665	1,255,861	494,180
Financing costs included in liabilities	$663,600	$663,600	$1,689,600

Reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the total amount of such items reported in the statements of cash flows:
Cash and cash equivalents	$282,507,971	$148,797,232	$236,758,927
Restricted cash—non-current	75,798	76,418	77,987
Cash and cash equivalents and restricted cash at end of period shown in the statement of cash flows	$282,583,769	$148,873,650	$236,836,914

The accompanying notes are an integral part of these consolidated financial statements.

Dorian LPG Ltd.

Notes to Consolidated Financial Statements

(Expressed in United States Dollars)

1.	Basis of Presentation and General Information

Dorian LPG Ltd. (“Dorian”) was incorporated on July 1, 2013 under the laws of the Republic of the Marshall Islands, is headquartered in the United States and is engaged in the transportation of liquefied petroleum gas (“LPG”) worldwide through the ownership and operation of LPG tankers. Dorian LPG Ltd. and its subsidiaries (together “we,” “us,” “our,” or the “Company”) are focused on owning and operating very large gas carriers (“VLGCs”), each with a cargo carrying capacity of greater than 80,000 cbm. As of March 31, 2024, our fleet consists of twenty-five VLGCs, including one dual-fuel 84,000 cbm ECO-design VLGC (“Dual-fuel ECO VLGC”), nineteen fuel-efficient 84,000 cbm ECO-design VLGCs (“ECO VLGCs”), one 82,000 cbm modern VLGC, three time chartered-in dual fuel Panamax size VLGCs, and one time chartered-in ECO VLGC. Fifteen of our ECO VLGCs, including one of our time chartered-in ECO-VLGCs, are fitted with exhaust gas cleaning systems (commonly referred to as “scrubbers”) to reduce sulfur emissions. An additional one of our technically managed VLGCs had contractual commitments to be equipped with scrubbers as of March 31, 2024. We provide in-house commercial management services for all of our vessels, including our vessels deployed in the Helios Pool (defined below), which may also receive commercial management services from MOL Energia (defined below). Excluding our time chartered-in vessels, we provide in-house technical management services for all of our vessels, including our vessels deployed in the Helios Pool (defined below). On November 24, 2023, we entered into a shipbuilding contract for a newbuilding Very Large Gas Carrier / Ammonia Carrier (“VLGC/AC’) with a cargo carrying capacity of 93,000 cbm that can transport LPG or ammonia and is expected to be delivered from Hanwha Ocean Co. Ltd. in the third calendar quarter of 2026.

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

Our subsidiaries, which are all wholly-owned and all are incorporated in Republic of the Marshall Islands (unless otherwise indicated below), as of March 31, 2024 are listed below.

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
Dorian LPG Nippon Lease LLC

(1)	CBM: Cubic meters, a standard measure for LPG tanker capacity.
(2)	Operated pursuant to a bareboat charter agreement. Refer to Note 9 below for further information.
(3)	The applicable vessel is expected to be delivered in calendar year 2026.

Customers

For the years ended March 31, 2024, 2023, and 2022 the Helios Pool accounted for 95%, 94%, and 90% of our total revenues, respectively. No other individual charterer accounted for more than 10% of total revenues.

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

(c)   Other comprehensive income/(loss):  We follow the accounting guidance relating to comprehensive income, which requires separate presentation of certain transactions that are recorded directly as components of shareholders’ equity. We have no other comprehensive income/(loss) and, accordingly, comprehensive income/(loss) equals net income/(loss) for the periods presented and thus we have not presented this in the consolidated statements of operations or in a separate statement.

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

(g)   Investment securities:  We hold investment securities that are classified as available-for-sale securities and are available to be sold in the future in response to our liquidity needs and asset-liability management strategies, among other considerations. Available-for-sale equity securities are reported at fair value, with unrealized gains and losses reported in in other gain/(loss), net on our consolidated statements of operations. Available-for-sale debt securities are reported at fair value, with unrealized gains and losses are reported in other comprehensive income/(loss). We had no unrealized gains and losses from debt securities reported in other comprehensive income/(loss) for the periods presented. We also hold equity securities that are recorded at cost that are evaluated for impairment periodically and, if needed, adjusted for other than temporary impairment. No impairment charges have been recorded for our equity securities, at cost.

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

(l)   Impairment of vessels:  We review our vessels “held and used” for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. When the estimate of future undiscounted cash flows, excluding interest charges, expected to be generated by the use of the vessel is less than its carrying amount, the asset is evaluated for an impairment loss. Measurement of the impairment loss is based on the fair value of the vessel.

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

(o)   Financing costs:  Financing costs incurred for obtaining new loans and credit facilities are deferred and amortized to interest expense over the respective term of the loan or credit facility using the effective interest rate method. Any unamortized balance of costs relating to loans/credit facilities repaid or refinanced is either expensed in the period the repayment or refinancing is made, or deferred and amortized over the terms of the respective credit facility, subject to the accounting guidance regarding Debt—Modifications and Extinguishments. Any unamortized balance of costs related to credit facilities repaid is expensed in the period. Any unamortized balance of costs relating to credit facilities refinanced is deferred and amortized over the term of the respective credit facility in the period the refinancing occurs, subject to the provisions of the accounting guidance relating to Debt—Modifications and Extinguishments. The unamortized financing costs are reflected as a reduction of Long-term debt—net of current portion and deferred financing fees in the consolidated balance sheet.

(p)   Restricted cash:  Restricted cash represents minimum liquidity to be maintained with certain banks under our borrowing arrangements, pledged cash deposits, and amounts held in escrow. The restricted cash is classified as non-current in the event that its obligation is not expected to be terminated within the next twelve months as it is long-term in nature.

(q)   Leases: Refer to Note 10 for a description of our operating lease expenses for the years ended March 31, 2024, 2023, and 2022 and to Note 18 for a description of commitments related to our leases as of March 31, 2024. The following is a description of our leasing arrangements.

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

Under the guidance, we elected the practical expedients available to lessees to not separate the lease and non-lease components included in the office lease expense but to recognize operating lease expense as a combined single lease component for all office lease contracts because (i) the pattern of revenue recognition for the lease and non-lease components is the same as it is earned by the passage of time and (ii) the lease component, if accounted for separately, would be classified as an operating lease.

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

Voyage charter agreements do not contain a lease and are therefore considered service contracts that fall under the provisions of Accounting Standard Codification (“ASC”) 606 Revenue from Contracts with Customers. Voyage contracts are considered service contracts which fall under the provisions of ASC 606 because we retain control over the operations of the vessel, including directing the routes taken and vessel speed. We determined that a voyage charter agreement includes a single performance obligation, which is to provide the charterer with an integrated transportation service within a specified time period. In addition, we have concluded that a contract for a voyage charter meets the criteria to recognize revenue over time because the charterer simultaneously receives and consumes the benefits of our performance as the voyage progresses and therefore revenues are recognized on a pro rata basis over the duration of the voyage determined on a load-to-discharge port basis. In the event a vessel is acquired or sold while a voyage is in progress, the revenue recognized is based on an allocation formula agreed between the buyer and the seller. Demurrage is recognized when earned and collection is reasonably assured and despatch expense is recognized as incurred. Voyage charter revenue relating to voyages in progress as of the balance sheet date are accrued and presented in Trade receivables and accrued revenue in the consolidated balance sheet.

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

(w)   Stock-based compensation: Stock-based compensation expense for grants to officers, directors and employees is measured at the grant date based on the estimated fair value of the awards and is recognized over the vesting period. We account for restricted stock award forfeitures upon occurrence.

(x)   Stock repurchases:  We record the repurchase of our shares of common stock at cost based on the settlement date of the transaction. These shares are classified as treasury stock unless canceled, which is a reduction in shareholders’ equity. Treasury shares are included in authorized and issued shares, but excluded from outstanding shares.

(y)   Dividends:  Dividends are recognized in the consolidated statements of shareholders’ equity when they are declared by our board of directors (“Board of Directors”).

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

(aa)  Derivative instruments:  All derivatives are stated at their fair value, as either a derivative asset or a liability. The fair value of the interest rate derivatives is based on a discounted cash flow analysis and their fair value changes are recognized in current period earnings. Settlements of derivative instruments are included in cash flows from operating activities in the consolidated statements of cash flows. When the derivatives do qualify for hedge accounting, depending upon the nature of the hedge, changes in fair value of the derivatives are either recognized in current period earnings or in other comprehensive income/(loss) (effective portion) until the hedged item is recognized in the consolidated statements of operations. For the periods presented, no derivatives were accounted for as accounting hedges.

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

Dorian LPG (USA) LLC and its subsidiaries entered into an agreement with DHSA, retroactive to July 2014 and superseding an agreement between Dorian LPG (UK) Ltd. and DHSA, for the provision by Dorian LPG (USA) LLC and its subsidiaries of certain chartering and marine operation services to DHSA, for which income was earned and included in “Other income-related parties” totaling $0.1 million for each of the years ended March 31, 2024, 2023 and 2022. As of March 31, 2024 and 2023, there was nothing due from DHSA.

Helios LPG Pool LLC (“Helios Pool”)

On April 1, 2015, Dorian and MOL Energia began operations of the Helios Pool, which entered into pool participation agreements for the purpose of establishing and operating, as charterer, under variable rate time charters to be entered into with owners or disponent owners of VLGCs, a commercial pool of VLGCs whereby revenues and expenses are shared. We hold a 50% interest in the Helios Pool as a joint venture with MOL Energia and all significant rights and obligations are equally shared by both parties. All profits of the Helios Pool are distributed to the pool participants based on pool points assigned to each vessel as variable charter hire and, as a result, there are no profits available to the equity investors as a share of equity. We have determined that the Helios Pool is a variable interest entity as it does not have sufficient equity at risk. We do not consolidate the Helios Pool because we are not the primary beneficiary and do not have a controlling financial interest. In consideration of Accounting Standards Codification (“ASC”) 810-10-50-4e, the significant factors considered and judgments made in determining that the power to direct the activities of the Helios Pool that most significantly impact the entity’s economic performance are shared, in that all significant performance activities which relate to approval of pool policies and strategies related to pool customers and the marketing of the pool for the procurement of customers for the pool vessels, addition of new pool vessels and the pool cost management, require unanimous board consent from a board consisting of two members from each joint venture investor. Further, in accordance with the guidance in ASC 810-10-25-38D, the Company and MOL Energia are not related parties as defined in ASC 850 nor are they de facto agents pursuant to ASC 810-10, the power over the significant activities of the Helios Pool is shared, and no party is the primary beneficiary in the Helios Pool, or has a controlling financial interest. As of March 31, 2024, the Helios Pool operated twenty-eight VLGCs, including twenty-three vessels from our fleet (including four vessels time chartered-in from unrelated parties), and five MOL Energia vessels.

As of March 31, 2024, we had net receivables from the Helios Pool of $77.6 million (net of an amount due to Helios Pool of less than $0.1 million which is reflected under “Due to related Parties”), including $25.3 million of working capital contributed for the operation of our vessels in the pool. As of March 31, 2023, we had receivables from the Helios Pool of $93.7 million (net of an amount due to Helios Pool of $0.2 million which is reflected under “Due to related Parties”), including $22.0 million of working capital contributed for the operation of our vessels in the pool (of which $1.1 million was classified as current). Our maximum exposure to losses from the pool as of March 31, 2024 is limited to the receivables from the pool. The Helios Pool does not have any third-party debt obligations. The Helios Pool has entered into commercial management agreements with each of Dorian LPG (UK) Ltd. and MOL Energia as commercial managers and has appointed both commercial managers as the exclusive commercial managers of pool vessels. Dorian LPG (DK) ApS has assumed the responsibilities of Dorian LPG (UK) Ltd. under these commercial management agreements with the consolidation of our London, United Kingdom operations into our Copenhagen, Denmark office. Fees for commercial management services provided by Dorian LPG (DK) ApS are included in “Other income-related parties” in the consolidated statement of operations and were $2.5 million, $2.2 million and $2.1 million for the years ended March 31, 2024, 2023 and 2022, respectively. Additionally, we received a fixed reimbursement of expenses such as costs for security guards and war risk insurance for vessels operating in high-risk areas from the Helios Pool, for which we earned $0.8 million, $1.4 million and $3.1 million for the years ended March 31, 2024, 2023 and 2022 respectively, and are included in “Other revenues, net” in the consolidated statements of operations.

Through our vessel owning subsidiaries, we have chartered vessels to the Helios Pool during the years ended March 31, 2024, 2023 and 2022. The time charter revenue from the Helios Pool is variable depending upon the net results of the pool, operating days and pool points for each vessel. The Helios Pool enters into voyage and time charters with external parties and receives freight and related revenue and, where applicable, incurs voyage costs such as bunkers, port costs and commissions. At the end of each month, the Helios Pool calculates net pool revenues using gross revenues, less voyage expenses of all pool vessels, less fixed time charter hire for any time chartered-in vessels, less the general and administrative expenses of the pool. Net pool revenues, less any amounts required for working capital of the Helios Pool, are distributed, to the extent they have been collected from third-party customers of the Helios Pool, as variable rate time charter hire for the relevant vessel to participants based on pool points (vessel attributes such as cargo carrying capacity, fuel consumption, and speed are taken into consideration) and number of days the vessel participated in the pool in the period. We recognize net pool revenues on a monthly basis, when each relevant vessel has participated in the pool during the period and the amount of net pool revenues for the month can be estimated reliably. Revenue earned from the Helios Pool is presented in Note 13.

4. Inventories

Our inventories by type were as follows:

	March 31, 2024	March 31, 2023
Lubricants	$2,184,545	$2,472,716
Bonded stores	208,834	169,679
Total	$2,393,379	$2,642,395

5. Vessels, Net

		Accumulated
	Cost	depreciation	Net book Value
Balance, April 1, 2022	$1,638,075,449	$(400,013,759)	$1,238,061,690
Vessel delivered	84,432,491	—	84,432,491
Other additions	1,955,694	—	1,955,694
Depreciation	—	(60,521,270)	(60,521,270)
Balance, March 31, 2023	$1,724,463,634	$(460,535,029)	$1,263,928,605
Other additions	8,733,275	—	8,733,275
Depreciation	—	(64,073,667)	(64,073,667)
Balance, March 31, 2024	$1,733,196,909	$(524,608,696)	$1,208,588,213

For the years ended March 31, 2024 and 2023, other additions mainly relate to the installment payments on the purchase of scrubbers and other capital improvements for certain of our VLGCs. For the year ended March 31, 2023, vessels delivered consisted of amounts transferred from Vessels under Construction relating to the cost of a newbuilding Dual-fuel ECO VLGC, Captain Markos, delivered from Kawasaki Heavy Industries on March 31, 2023. Our vessels, with a total carrying value of $1,175.6 million and $1,227.8 million as of March 31, 2024 and 2023, respectively, are first-priority mortgaged as collateral for our long-term debt (refer to Note 9 below). As of March 31, 2024, and 2023, independent appraisals of the technically managed VLGCs in our fleet had no indicators of impairment in accordance with ASC 360 Property, Plant, and Equipment. No impairment charges were recognized for the years ended March 31, 2024, 2023 and 2022.

6. Vessel Under Construction

On November 24, 2023 we entered into an agreement for a newbuilding VLGC/AC with a cargo carrying capacity of 93,000 cbm that can transport LPG or ammonia, which is expected to be delivered from Hanwha Ocean Co. Ltd. in the third calendar quarter of 2026. A newbuilding Dual-fuel ECO VLGC was delivered from Kawasaki Heavy Industries in March 2023. The analysis and movement of vessel under construction is presented in the table below:

Net book Value
Balance, April 1, 2022	$16,401,532
Installment payments	64,000,000
Other capitalized expenditures	2,664,003
Capitalized interest	1,366,956
Vessel delivered (transferred to Vessels)	(84,432,491)
Balance, March 31, 2023	$—
Installment payments	23,800,740
Other capitalized expenditures	28,938
Balance, March 31, 2024	$23,829,678

7. Deferred Charges, Net

The analysis and movement of deferred charges, net is presented in the table below:

Drydocking
costs
Balance, April 1, 2022	$9,839,000
Additions	1,401,495
Amortization	(2,873,194)
Balance, March 31, 2023	$8,367,301
Additions	8,769,037
Amortization	(4,592,240)
Balance, March 31, 2024	$12,544,098

8. Accrued Expenses

Accrued expenses comprised of the following:

	March 31, 2024	March 31, 2023
Accrued voyage and vessel operating expenses	1,598,552	3,072,568
Accrued employee-related costs	1,330,577	1,292,735
Accrued professional services	399,192	479,502
Accrued loan and swap interest	532,071	529,069
Other	88,028	263,851
Total	$3,948,420	$5,637,725

9. Long-Term Debt

Description of our Debt Obligations

2023 A&R Debt Facility / 2022 Debt Facility

On July 29, 2022, we entered into a $260.0 million debt financing facility (the “2022 Debt Facility”) with Crédit Agricole Corporate and Investment Bank (“CACIB”), ING Bank N.V. (“ING”), Skandinaviska Enskilda Banken AB (publ) (“SEB”), BNP Paribas (“BNP”), and Danish Ship Finance A/S (“DSF”) to refinance then current indebtedness.

On December 22, 2023, we entered into an amended and restated debt financing facility (the “2023 A&R Debt Facility”) with CACIB, ING, SEB, BNP, and DSF to amend and restate the 2022 Debt Facility. The 2023 A&R Debt Facility consists of (i) a term loan facility in an aggregate original principal amount of $240.0 million, of which $215.0 million remained outstanding on the date of the agreement, (ii) a revolving credit facility in an aggregate principal amount of up to $50.0 million (previously $20.0 million) and (iii) a new, uncommitted accordion term loan facility in an aggregate principal amount of up to $100.0 million. The 2023 A&R Debt Facility matures on August 4, 2029, with drawn amounts thereunder accruing interest at a rate of SOFR plus a margin ranging between 2.05% and 2.15% depending on the ratio of outstanding debt under the facility to the value of the vessels secured under this facility, plus or minus a sustainability pricing adjustment of 0.05%. The undrawn revolving credit facility accrues interest at a rate equal to 0.40% of the margin.

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

We were in compliance with all financial covenants as of March 31, 2024.

BALCAP Facility

On December 29, 2021, we completed the refinancing of our indebtedness secured by the VLGCs Constellation and Commander through a new loan facility entered into between, among others, Constellation LPG Transport LLC and Commander LPG Transport LLC, as borrowers, and Banc of America Leasing & Capital, LLC, Pacific Western Bank, Raymond James Bank, a Florida chartered bank and City National Bank of Florida, as lenders (“BALCAP Facility”). The financing has a 3.78% fixed interest rate, a term of five years, a face amount of $83.4 million, and a fixed monthly, mortgage-style payment of $0.9 million with a balloon payment of $44.1 million in December 2026. We received $34.9 million of net cash proceeds after repayment of the then outstanding principal amount of debt related to those vessels and fees and expenses related to the refinancing transaction.

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

The corporate financial covenants related to the BALCAP Facility are identical to those in the 2023 A&R Debt Facility. We were in compliance with all financial covenants as of March 31, 2024.

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

Cresques Japanese Financing

On April 21, 2020, we prepaid $28.5 million of the then outstanding principal amount of debt related to Cresques using cash on hand prior to the closing of the Cresques Japanese Financing (defined below). On April 23, 2020, we refinanced a 2015-built VLGC, Cresques, pursuant to a memorandum of agreement and a bareboat charter agreement (“Cresques Japanese Financing”). In connection therewith, we transferred Cresques to the buyer for $71.5 million and, as part of the agreement, Dorian Dubai LPG Transport LLC, our wholly-owned subsidiary, bareboat chartered the vessel back for a period of 12 years, with purchase options from the end of year 3 onwards through a mandatory buyout by 2032. We continue to technically manage, commercially charter, and operate Cresques. We received $52.5 million in cash as part of the transaction with $19.0 million to be retained by the buyer as a deposit (the “Cresques Deposit”), which can be used by us towards the repurchase of the vessel either pursuant to an early buyout option or at the end of the 12-year bareboat charter term. This transaction is treated as a financing transaction and Cresques continues to be recorded as an asset on our balance sheet. This debt financing had a floating interest rate of one-month LIBOR plus a margin of 2.5%, monthly broker commission fees of 1.25% over the 12-year term on interest and principal payments made, broker commission fees of 0.5% payable on the remaining debt outstanding at the time of the repurchase of the Cresques, and a monthly fixed straight-line principal obligation of $0.3 million over the 12-year term with a balloon payment of $11.5 million.

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

Cratis Japanese Financing

On March 18, 2022, we refinanced a 2015-built VLGC, Cratis, pursuant to a memorandum of agreement and a bareboat charter agreement. In connection therewith, we transferred the Cratis to the buyer for $70.0 million and, as part of the agreement, Dorian Geneva LPG Transport LLC, our wholly-owned subsidiary, bareboat chartered the vessel back for a period of 9 years, with purchase options from the end of year 3 onwards through a mandatory buyout by 2031. We continue to technically manage, commercially charter, and operate Cratis. We received $50.0 million in cash as part of the transaction with $20.0 million to be retained by the buyer as a deposit (the “Cratis Deposit”), which can be used by us towards the repurchase of the vessel either pursuant to an early buyout option or at the end of the 9-year bareboat charter term. The refinancing proceeds of $50.0 million were used to prepay $25.1 million of the then outstanding principal amount of debt related to Cratis. The remaining proceeds were, or will be, used to pay legal fees associated with this transaction and for general corporate purposes. This transaction is treated as a financing transaction and Cratis continues to be recorded as an asset on our balance sheet. This debt financing has a fixed interest rate of 4.1%, not including financing costs of $0.3 million, monthly broker commission fees of 1.25% over the 9-year term on interest and principal payments made, broker commission fees of 0.5% of an exercised purchase option excluding the Cratis Deposit, and a monthly fixed straight-line principal obligation of approximately $0.3 million over the 9-year term with a balloon payment of $13.3 million.

Copernicus Japanese Financing

On March 18, 2022, we refinanced a 2015-built VLGC, Copernicus, pursuant to a memorandum of agreement and a bareboat charter agreement. In connection therewith, we transferred Copernicus to the buyer for $70.0 million and, as part of the agreement, Dorian Tokyo LPG Transport LLC, our wholly-owned subsidiary, bareboat chartered the vessel back for a period of 9 years, with purchase options from the end of year 3 onwards through a mandatory buyout by 2031. We continue to technically manage, commercially charter, and operate Copernicus. We received $50.0 million in cash as part of the transaction with $20.0 million to be retained by the buyer as a deposit (the “Copernicus Deposit”), which can be used by us towards the repurchase of the vessel either pursuant to an early buyout option or at the end of the 9-year bareboat charter term. The refinancing proceeds of $50.0 million were used to prepay $25.3 million of the then outstanding principal amount of debt related to Copernicus. The remaining proceeds were, or will be, used to pay legal fees associated with this transaction and for general corporate purposes. This transaction is treated as a financing transaction and Copernicus continues to be recorded as an asset on our balance sheet. This debt financing has a fixed interest rate of 4.1%, not including financing costs of $0.3 million, monthly broker commission fees of 1.25% over the 9-year term on interest and principal payments made, broker commission fees of 0.5% of an exercised purchase option excluding the Copernicus Deposit, and a monthly fixed straight-line principal obligation of approximately $0.3 million over the 9-year term with a balloon payment of $13.3 million.

Chaparral Japanese Financing

On March 29, 2022, we refinanced a 2015-built VLGC, Chaparral, pursuant to a memorandum of agreement and a bareboat charter agreement. In connection therewith, we transferred Chaparral to the buyer for $64.9 million and, as part of the agreement, Dorian Cape Town LPG Transport LLC, our wholly-owned subsidiary, bareboat chartered the vessel back for a period of 7 years plus 3 option years with no purchase obligation and purchase options beginning from the end of year 5 onwards. We continue to technically manage, commercially charter, and operate Chaparral. The refinancing proceeds of $64.9 million were used to prepay $24.0 million of the then outstanding principal amount of debt related to Chaparral. The remaining proceeds were, or will be, used to pay legal fees associated with this transaction and for general corporate purposes. This transaction is treated as a financing transaction and Chaparral continues to be recorded as an asset on our balance sheet. The agreement for this debt financing does not have a stated interest rate and, therefore, we have calculated an imputed interest rate of 5.3% for the 7-year period, not including financing costs of $0.1 million, and a monthly fixed straight-line mortgage-style obligation of approximately $0.5 million over the 7-year period with a purchase option of $45.8 million on the seventh anniversary.

Caravelle Japanese Financing

On March 31, 2022, we refinanced a 2016-built VLGC, Caravelle, pursuant to a memorandum of agreement and a bareboat charter agreement. In connection therewith, we transferred Caravelle to the buyer for $71.5 million and, as part of the agreement, Dorian Exporter LPG Transport LLC, our wholly-owned subsidiary, bareboat chartered the vessel back for a period of 10 years, with purchase options from the end of year 3 onwards through a mandatory buyout by 2032. We continue to technically manage, commercially charter, and operate Caravelle. We received $50.0 million in cash as part of the transaction with $21.5 million to be retained by the buyer as a deposit (the “Caravelle Deposit”), which can be used by us towards the repurchase of the vessel either pursuant to an early buyout option or at the end of the 10-year bareboat charter term. The refinancing proceeds of $50.0 million were used to prepay $24.8 million of the then outstanding principal amount of debt related to Caravelle. The remaining proceeds were, or will be, used to pay legal fees associated with this transaction and for general corporate purposes. This transaction is treated as a financing transaction and Caravelle continues to be recorded as an asset on our balance sheet. This debt financing has a fixed interest rate of 4.2%, not including financing costs of $0.3 million, monthly broker commission fees of 1.25% over the 10-year term on interest and principal payments made, broker commission fees of 0.5% of an exercised purchase option excluding the Caravelle Deposit, and a monthly fixed straight-line principal obligation of approximately $0.3 million over the 10-year term with a balloon payment of $14.0 million.

Cougar Japanese Financing

On May 19, 2022, we refinanced a 2015-built VLGC, Cougar, pursuant to a memorandum of agreement and a bareboat charter agreement. In connection therewith, we transferred Cougar to the buyer for $70.0 million and, as part of the agreement, Dorian Shanghai LPG Transport LLC, our wholly-owned subsidiary, bareboat chartered the vessel back for a period of 10 years, with purchase options from the end of year 3 onwards through a mandatory buyout by 2032. We continue to technically manage, commercially charter, and operate Cougar. We received $50.0 million in cash as part of the transaction with $20.0 million to be retained by the buyer as a deposit (the “Cougar Deposit”), which can be used by us towards the repurchase of the vessel either pursuant to an early buyout option or at the end of the 10-year bareboat charter term. The refinancing proceeds of $50.0 million were used to prepay $20.0 million of the then outstanding principal amount of debt related to Cougar. The remaining proceeds will be used to pay legal fees associated with this transaction and for general corporate purposes. This transaction will be treated as a financing transaction and Cougar will continue to be recorded as an asset on our balance sheet. This debt financing has a floating interest rate of three-month SOFR plus a margin of 2.45%, not including financing costs of $0.4 million, monthly broker commission fees of 1.25% over the 10-year term on interest and principal payments made, broker commission fees of 0.5% on the exercise of the purchase option or obligation excluding the Cougar Deposit, and a quarterly fixed straight-line principal obligation of approximately $0.9 million over the 10-year term with a balloon payment of $14.0 million.

On July 21, 2023, we agreed to an addendum to the Cougar Japanese Financing’s bareboat charter agreement that became effective on August 21, 2023. The terms of the addendum include a switch from a floating interest rate of three-month SOFR plus a margin to a fixed interest rate of 6.34%.

Captain Markos Dual-Fuel Japanese Financing

On March 31, 2023, we financed a 2023-built Dual-fuel ECO VLGC, Captain Markos, from the shipyard pursuant to a memorandum of agreement and a bareboat charter agreement. Similar to our previous Japanese financings, this transaction is treated as a financing transaction and Captain Markos is recorded as an asset on our balance sheet. Prior to the delivery of the vessel, we paid $25.0 million in cash and, upon delivery, entered into a $56 million bareboat charter financing arrangement. This debt financing has a floating interest rate of one-month SOFR plus a credit adjustment spread of 0.1148% (reflecting the difference between unsecured LIBOR and secured SOFR) and a margin of 2.475%, monthly broker commission fees of 1.25% over the 13-year term on interest and principal payments made, broker commission fees of 1.0% payable on the remaining debt outstanding at the time of the repurchase of Captain Markos, and a monthly fixed straight-line principal obligation of $0.210 million until February 29, 2028 and of $0.250 million from March 31, 2028 through the remainder of bareboat charter period with a balloon payment of $19.4 million. We have early buyout options beginning March 31, 2028 with a purchase obligation on March 31, 2036.

On June 12, 2023, we agreed to an addendum to the Captain Markos Dual-Fuel Japanese Financing’s bareboat charter agreement that became effective on June 30, 2023. The terms of the addendum include a switch from a floating interest rate of one-month SOFR plus a margin to a fixed interest rate of 6.39%.

Debt Obligations

The table below presents our debt obligations:

	March 31, 2024	March 31, 2023
2023 A&R Debt Facility/2022 Debt Facility	$205,000,000	$225,000,000

Japanese Financings
Corsair Japanese Financing	$31,145,834	$34,395,834
Cresques Japanese Financing	25,608,991	27,377,615
Cratis Japanese Financing	41,500,000	45,580,000
Copernicus Japanese Financing	41,500,000	45,580,000
Chaparral Japanese Financing	59,896,473	62,342,859
Caravelle Japanese Financing	42,500,000	46,100,000
Cougar Japanese Financing	43,700,000	47,300,000
Captain Markos Dual-Fuel Japanese Financing	53,270,000	55,790,000
Total Japanese Financings	$339,121,298	$364,466,308

BALCAP Facility	$66,330,459	$74,096,125

Total debt obligations	$610,451,757	$663,562,433
Less: deferred financing fees	5,359,227	6,195,087
Debt obligations—net of deferred financing fees	$605,092,530	$657,367,346

Presented as follows:
Current portion of long-term debt	$53,543,315	$53,110,676
Long-term debt—net of current portion and deferred financing fees	551,549,215	604,256,670
Total	$605,092,530	$657,367,346

Deferred Financing Fees

The analysis and movement of deferred financing fees is presented in the table below:

Financing
costs
Balance, April 1, 2022	$7,257,486
Additions	4,538,094
Amortization	(5,600,493)
Balance, March 31, 2023	$6,195,087
Additions	407,500
Amortization	(1,243,360)
Balance, March 31, 2024	$5,359,227

Additions for the year ended March 31, 2024 and 2023 represent financing costs associated with the refinancings described above, which have been deferred and are amortized over the life of the respective agreements and are included as part of interest and finance costs in the consolidated statements of operations.

Future Cash Payments for Debt

The minimum annual principal payments, in accordance with the loan agreements, required to be made after March 31, 2024 are as follows:

Year ending March 31:
2025	$53,543,315
2026	53,994,778
2027	95,660,887
2028	45,966,482
2029	92,074,591
Thereafter	269,211,704
Total	$610,451,757

10. Leases

Time charter-in contracts

During the year ended March 31, 2024, we took delivery of the 2023-built dual-fuel Panamax VLGC Cristobal on time charter for seven years with two consecutive one-year charterer’s option periods, for up to an aggregate of nine years, and purchase options in the Company’s favor in years seven through nine. We initially recognized the applicable right-of-use asset and lease liability of this time chartered-in VLGC of $62.6 million on our balance sheet. As of March 31, 2024, right-of-use assets and lease liabilities related to all of our time charter-in VLGCs totaled $190.5 million and were recognized on our balance sheet. Our time chartered-in VLGCs were deployed in the Helios Pool and earned net pool revenues of $97.5 million, $38.6 million, and $19.2 million for the years ended March 31, 2024, 2023 and 2022, respectively.

Charter hire expenses for the VLGCs time chartered in were as follows:

	Year ended
	March 31, 2024	March 31, 2023	March 31, 2022
Charter hire expenses	$43,673,387	$23,194,712	16,265,638

Office leases

We currently have operating leases for our offices in Stamford, Connecticut, USA; Copenhagen, Denmark; and Athens, Greece which we determined to be operating leases and record the lease expense as part of general and administrative expenses in our consolidated statements of operations. We did not enter into any new office leases and did not renew any office leases during the year ended March 31, 2024. During the year ended March 31, 2023, we extended the leases of our Stamford, Connecticut offices and our Athens, Greece office for an additional five and four years, respectively, and entered into a 31-month lease for new premises of our Copenhagen, Denmark office.

Operating lease rent expense related to our office leases was as follows:

	Year ended
	March 31, 2024	March 31, 2023	March 31, 2022
Operating lease rent expense	$558,957	$569,804	$624,370

For our office leases and time charter-in arrangements, the discount rate used ranged from 4.92% to 6.34%. The weighted average discount rate used to calculate the lease liability was 5.82%. The weighted average remaining lease term on our office leases and a time chartered-in vessel as of March 31, 2024 is 67.3 months.

Our operating lease right-of-use asset and lease liabilities were as follows:

Description	Location on Balance Sheet	March 31, 2024	March 31, 2023
Assets:
Non-current
Office leases	Operating lease right-of-use assets	$1,194,974	$1,654,498
Time charter-in VLGCs	Operating lease right-of-use assets	$190,505,364	$156,524,900

Liabilities:
Current
Office Leases	Current portion of long-term operating leases	$448,317	$436,810
Time charter-in VLGCs	Current portion of long-term operating leases	$32,042,805	$22,970,745

Long-term
Office Leases	Long-term operating leases	$763,767	$1,228,328
Time charter-in VLGCs	Long-term operating leases	$158,462,559	$133,554,155

Maturities of operating lease liabilities as of March 31, 2024 were as follows:

Less than one year	$42,601,826
One to three years	84,320,188
Three to five years	64,095,615
More than five years	33,164,389
Total undiscounted lease payments	224,182,018
Less: imputed interest	(32,464,570)
Carrying value of operating lease liabilities	$191,717,448

11. Common Stock

Under the articles of incorporation effective July 1, 2013, the Company’s authorized capital stock consists of 500,000,000 registered shares, par value $0.01 per share, of which 450,000,000 are designated as common share and 50,000,000 shares are designated as preferred shares.

Each holder of common shares is entitled to one vote on all matters submitted to a vote of shareholders. Subject to preferences that may be applicable to any outstanding shares of preferred stock, holders of common shares are entitled to share equally in any dividends, which our Board of Directors may declare from time to time, out of funds legally available for dividends. Upon dissolution, liquidation or winding-up, the holders of common shares will be entitled to share equally in all assets remaining after the payment of any liabilities and the liquidation preferences on any outstanding preferred stock. Holders of common shares do not have conversion, redemption or pre-emptive rights.

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

On August 5, 2023, we paid $0.7 million of dividends that were deferred until the vesting of certain restricted stock.

On October 6, 2023, we announced that our Board of Directors declared an irregular cash dividend of $1.00 per share of the Company’s common stock to all shareholders of record as of the close of business on October 20, 2023, totaling $40.6 million. We paid $40.3 million on November 2, 2023, with the remaining $0.3 million deferred until certain shares of restricted stock vest.

On January 24, 2024, we announced that our Board of Directors declared an irregular cash dividend of $1.00 per share of the Company’s common stock to all shareholders of record as of the close of business on February 5, 2024, totaling $40.6 million. We paid $40.3 million on February 27, 2024 and the remaining $0.3 million is deferred until certain shares of restricted stock vest.

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

On February 2, 2022, our Board of Directors authorized the repurchase of up to $100.0 million of our common shares (the “2022 Common Share Repurchase Authority”). Under this authorization, when in force, purchases were and may be made at our discretion in the form of open market repurchase programs, privately negotiated transactions, accelerated share repurchase programs or a combination of these methods. The actual amount and timing of share repurchases are subject to capital availability, our determination that share repurchases are in the best interest of our shareholders, and market conditions. As of March 31, 2024, our total purchases under the 2022 Common Share Repurchase Authority totaled 75,000 shares for an aggregate consideration of $1.8 million. We are not obligated to make any common share repurchases.

Refer to Note 12 below for shares granted under the equity incentive plan during the years ended March 31, 2024, 2023, and 2022. Refer to Note 23 for dividend declared in April 2024.

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

During the year ended March 31, 2024, we granted to certain of our officers and employees an aggregate of 229,750 shares of restricted stock vesting ratably on the grant date and on the first, second, and third anniversary of that date, 35,000 shares of restricted stock vesting ratably on the grant date and on the first, and second anniversary of that date 45,500 restricted stock units vesting ratably on the grant date and on the first and second anniversaries of the grant date. The final tranche of restricted stock granted to certain of our named executive officers shall be subject to a formula to be determined by the Compensation Committee to the Board of Directors.

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

During the years ended March 31, 2024, 2023, and 2022, we granted 31,400, 34,695, and 46,086, shares of stock, respectively, to our non-executive directors, which were valued and expensed at their grant date fair market value.

Our stock-based compensation expense was $8.3 million, $4.3 million and $3.3 million for the years ended March 31, 2024, 2023, and 2022, respectively, and is included within general and administrative expenses in our consolidated statements of operations. Unrecognized compensation cost as of March 31, 2024 was $3.9 million and the expense will be recognized over a remaining weighted average life of 1.27 years.

A summary of the activity of our restricted shares as of March 31, 2024 and 2023 and changes during the year ended March 31, 2024 and 2023, are as follows:

		Weighted-Average
		Grant-Date
Incentive Share/Unit Awards	Number of Shares/Units	Fair Value
Unvested as of April 1, 2022	329,090	$10.56
Granted	301,045	16.01
Vested	(299,253)	12.83
Forfeited	(2,500)	14.66
Unvested as of March 31, 2023	328,382	$11.79
Granted	341,650	29.81
Vested	(362,159)	19.13
Unvested as of March 31, 2024	307,873	$23.16

The total fair value of restricted shares that vested during the years ended March 31, 2024, 2023, and 2022 was $10.5 million, $4.8 million and $4.1 million, respectively, which is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

13. Revenues

Revenues comprise the following:

	Year ended
	March 31, 2024	March 31, 2023	March 31, 2022
Net pool revenues—related party	$532,935,157	$364,548,262	$246,305,480
Time charter revenues	25,895,984	22,709,620	22,377,211
Other revenues, net	1,886,295	2,491,333	5,538,757
Total revenues	$560,717,436	$389,749,215	$274,221,448

Net pool revenues—related party depend upon the net results of the Helios Pool, and the operating days and pool points for each vessel. Refer to Notes 2 and 3 above for further information.

Other revenues, net mainly represent income from charterers relating to reimbursement of voyage expenses such as costs for security guards and war risk insurance.

14. Voyage Expenses

Voyage expenses comprise the following:

	Year ended
	March 31, 2024	March 31, 2023	March 31, 2022
Bunkers	$1,456,899	$2,109,904	$2,159,341
War risk insurances	345,513	940,436	1,510,720
Brokers’ commissions	319,616	290,099	265,207
Security cost and other voyage expenses	552,151	271,013	389,444
Total	$2,674,179	$3,611,452	$4,324,712

15. Vessel Operating Expenses

Vessel operating expenses comprise the following:

	Year ended
	March 31, 2024	March 31, 2023	March 31, 2022
Crew wages and related costs	$43,088,059	$42,141,262	$44,950,878
Spares and stores	17,373,145	13,644,604	14,486,392
Repairs and maintenance costs	6,769,114	4,743,513	4,528,776
Insurance	4,221,672	3,906,409	4,056,225
Lubricants	4,313,513	4,002,361	3,351,279
Miscellaneous expenses	4,696,187	3,063,622	2,830,668
Total	$80,461,690	$71,501,771	$74,204,218

16. Interest and Finance Costs

Interest and finance costs is comprised of the following:

	Year ended
	March 31, 2024	March 31, 2023	March 31, 2022
Interest incurred	$38,008,159	$31,398,739	$20,119,655
Amortization of financing costs	1,243,360	5,600,493	5,889,040
Other financing costs	1,228,909	2,171,511	1,350,744
Capitalized interest	—	(1,366,956)	(292,044)
Total	$40,480,428	$37,803,787	$27,067,395

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

For our fiscal years ended March 31, 2024, 2023 and 2022, we believe that we qualified, and we expect to qualify, for exemption under Section 883 and as a consequence, our gross United States source shipping income will not be subject to a 4% gross basis tax.

18. Commitments and Contingencies

Commitments under Newbuilding Contract and Supervision Agreement

On November 24, 2023, we entered into an agreement for a newbuilding VLGC/AC with a cargo carrying capacity of 93,000 cbm that can transport LPG or ammonia, which is expected to be delivered from Hanwha Ocean Co. Ltd. in the third calendar quarter of 2026. As of March 31, 2024, we had the following commitments under the shipbuilding contract and supervision agreement related to the newbuilding:

March 31, 2024
Less than one year	$12,027,854
One to three years	83,988,654
Total	$96,016,508

Commitments under Contracts for Scrubbers Purchases and Other Vessel Upgrades

We had contractual commitments related to contracts to scrubbers to reduce sulfur emissions and other vessel upgrades as follows:

March 31, 2024
Less than one year	$435,347

Fixed Time Charter Commitments

We had the following future minimum fixed time charter hire receipts based on non-cancelable long-term fixed time charter contracts as of:

March 31, 2024
Less than one year	$7,827,986

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

(a)	Concentration of credit risk: Financial instruments, which may subject us to significant concentrations of credit risk, consist principally of amounts due from our charterers, including the receivables from Helios Pool, and cash and cash equivalents. We limit our credit risk with amounts due from our charterers, including those through the Helios Pool, by performing ongoing credit evaluations of our charterers’ financial condition and generally do not require collateral from our charterers. We limit our credit risk with our cash and cash equivalents and restricted cash by placing it with highly-rated financial institutions.

(b)	Interest rate risk: One of our long-term bank loans is based on SOFR and hence we are exposed to movements thereto. We entered into interest rate swap agreements in order to hedge a majority of our variable interest rate exposure related to the 2023 A&R Debt Facility. On August 8, 2022, our interest rate swap with Citibank N.A. was novated to CACIB and BNP with the original amount equally apportioned to each counterparty, an adjustment in the fixed rate from 1.0908% to 0.9208% and a change in the indexed rate from LIBOR to SOFR. On August 25, 2022, our interest rate with ING was amended with an adjustment in the fixed rate from 1.145% to 0.915% and the indexed rate changed from LIBOR to SOFR. On January 20, 2023, we entered into an interest rate swap agreement with ING in order to manage our variable interest rate exposure risk by effectively converting a portion of our debt from a floating to a fixed rate. The notional value increases as other swaps amortize and then decreases with the debt outstanding under the 2023 A&R Debt Facility until final settlement in July 2029. The effect is to maintain a constant ratio between the debt outstanding under the 2023 A&R Debt Facility and the notional hedges. The initial notional value of $3.5 million became effective on June 26, 2023 with a fixed interest rate of 2.8525%. We have no exposure to floating rate movements on any of our other debt financings.

The principal terms of our interest rate swaps are as follows:

	Transaction	Termination	Fixed	Nominal value	Nominal value
Interest rate swap	Date	Date	interest rate	March 31, 2024	March 31, 2023
2023 A&R Debt Facility - ING(1)	September 2015	March 2025	0.9150%	28,649,740	36,695,201
2023 A&R Debt Facility - CACIB(2)	August 2022	March 2025	0.9208%	57,299,480	73,390,402
2023 A&R Debt Facility - BNP(3)	August 2022	March 2025	0.9208%	57,299,480	73,390,402
2023 A&R Debt Facility - ING(4)	January 2023	July 2029	2.8250%	20,751,300	—
				$164,000,000	$183,476,005
(1)	Reduces quarterly with a final settlement of $23.8 million in March 2025.
(2)	Reduces quarterly with a final settlement of $47.6 million in March 2025.
(3)	Reduces quarterly with a final settlement of $47.6 million in March 2025.
(4)	Notional value increases to a high of $148.0 million on March 26, 2025 while other swaps amortize and then decreases with the debt outstanding under the 2023 A&R Debt Facility until final settlement of $80 million in July 2029.

(c)	Fair value measurements: Interest rate swaps are stated at fair value, which is determined using a discounted cash flow approach based on market‑based SOFR swap yield rates. SOFR swap rates are observable at commonly quoted intervals for the full terms of the swaps and, therefore, are considered Level 2 items in accordance with the fair value hierarchy. The fair value of the interest rate swap agreements approximates the amount that we would have to pay or receive for the early termination of the agreements.

The following table summarizes the location on the balance sheet of the financial assets and liabilities that are carried at fair value on a recurring basis, which comprise our financial derivatives all of which are considered Level 2 items in accordance with the fair value hierarchy:

	March 31, 2024		March 31, 2023
	Current assets	Current liabilities	Current assets	Current liabilities
Derivatives not designated as hedging instruments	Derivative instruments	Derivative instruments	Derivative instruments	Derivative instruments
Interest rate swap agreements	$5,139,056	$—	$—	$—

	March 31, 2024		March 31, 2023
	Other non-current assets	Long-term liabilities	Other non-current assets	Long-term liabilities
Derivatives not designated as hedging instruments	Derivative instruments	Derivative instruments	Derivative instruments	Derivative instruments
Interest rate swap agreements	$4,145,153	$—	$9,278,544	$—

The effect of derivative instruments within the consolidated statements of operations for the periods presented is as follows:

		Year ended
Derivatives not designated as hedging instruments	Location of gain/(loss) recognized	March 31, 2024	March 31, 2023	March 31, 2022
Interest rate swaps—change in fair value	Unrealized gain on derivatives	5,665	2,766,065	11,067,870
Interest rate swaps—realized gain/(loss)	Realized gain/(loss) on derivatives	7,493,246	3,771,522	(3,450,443)
Gain/(Loss) on derivatives, net		$7,498,911	$6,537,587	$7,617,427

As of March 31, 2024 and March 31, 2023, no fair value measurements for assets or liabilities under Level 1 or Level 3 were recognized in the consolidated balance sheets with the exception of cash and cash equivalents, restricted cash, and securities. We did not have any assets or liabilities measured at fair value on a non-recurring basis during the years ended March 31, 2024 and 2023.

(d)	Book values and fair values of financial instruments. In addition to the derivatives that we are required to record at fair value on our balance sheet (see (c) above) we have investment securities that are recorded at fair value and included in other current assets in our balance sheet and available-for-sale debt securities (U.S. treasury notes with an aggregate fair value of $11.5 million as of March 31, 2024 and face values of $1.8 million maturing on September 30, 2024 and $10.0 million maturing March 15, 2025) that are recorded at fair value as a current asset on our balance sheet. We have other financial instruments that are carried at historical cost including trade accounts receivable, equity securities, at cost, amounts due from related parties, cash and cash equivalents, restricted cash, accounts payable, amounts due to related parties and accrued liabilities for which the historical carrying value approximates the fair value due to the short-term nature of these financial instruments.

The summary of gains and losses on our investment securities included in other gain/(loss), net on our consolidated statements of operations for the periods presented is as follows:

	Year ended
	March 31, 2024	March 31, 2023	March 31, 2022
Unrealized gain/(loss) on investment securities	$1,483,522	$1,443,683	$(1,587,090)
Realized gain on investment securities	872,557	987,206	447,255
Net gain/(loss) on investment securities	$2,356,079	$2,430,889	$(1,139,835)

We have long-term bank debt, the 2023 A&R Debt Facility, for which we believe the carrying value approximates fair value as the facility bears interest at variable interest rates based on SOFR at March 31, 2024 and 2023, which is observable at commonly quoted intervals for the full terms of the loans, and hence are considered as a Level 2 item in accordance with the fair value hierarchy. We have long-term debt related to the Corsair Japanese Financing, Cresques Japanese Financing, Cratis Japanese Financing, Copernicus Japanese Financing, Chaparral Japanese Financing, Cougar Japanese Financing, Caravelle Japanese Financing, and Captain Markos Dual-Fuel Japanese Financing, (collectively, the “Japanese Financings”) that incur interest at a fixed-rate. We have long-term debt related to the BALCAP Facility that incurs interest at a fixed-rate. The Japanese Financings and BALCAP Facility are considered Level 2 items in accordance with the fair value hierarchy and the fair value of each is based on a discounted cash flow analysis using current observable interest rates. The following table summarizes the carrying value and estimated fair value of our fixed rate debt obligations as of:

	March 31, 2024		March 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Corsair Japanese Financing	$31,145,834	$29,624,330	$34,395,834	$33,051,190
Cresques Japanese Financing	25,608,991	26,180,173	27,377,615	27,377,615
Cratis Japanese Financing	41,500,000	38,302,845	45,580,000	42,185,289
Copernicus Japanese Financing	41,500,000	38,302,845	45,580,000	42,185,289
Chaparral Japanese Financing	59,896,473	57,627,652	62,342,859	60,701,217
Caravelle Japanese Financing	42,500,000	39,003,038	46,100,000	42,707,169
Cougar Japanese Financing	43,700,000	43,715,910	47,300,000	47,300,000
Captain Markos Dual-Fuel Japanese Financing	53,270,000	54,923,798	55,790,000	55,790,000
BALCAP Facility	66,330,459	62,186,682	74,096,125	69,032,167

20. Retirement Plans

U.S. Defined Contribution Plan

Qualifying full-time employees based in the United States participate in our 401(k) retirement plan and may contribute a portion of their annual compensation to the plan on a tax-advantaged basis, in accordance with applicable tax law limits. On behalf of all participants in the plan, we provide a safe harbor contribution subject to certain limitations. Employee contributions and our safe harbor contributions are vested at all times. We recognized and paid compensation expense associated with the safe harbor contributions totaling $0.1 million for each of the years ended March 31, 2024, 2023, and 2022.

Greece Defined Benefit Plan

Our employees based in Greece participate in a required statutory defined benefit pension plan as required by the provisions of Greek law 2112/20 covering all eligible employees (the “Greek Plan”). We recognized a liability associated with our projected benefit obligation to the Greek Plan of $0.9 million and $0.8 million as of March 31, 2024 and 2023, respectively, representing an increase of the liability of $0.1 million during the year ended March 31, 2024, a decrease in the liability of $0.2 million during the year ended March 31, 2023, and an increase of $0.1 million for the year ended March 31, 2022, respectively, for which we recognized income or expense on our consolidated statement of operations.

Denmark and U.K. Retirement Accounts

We contribute to retirement accounts for certain employees in Denmark and the United Kingdom based on a percentage of their annual salaries. For each of the years ended March 31, 2024, 2023 and 2022, we recognized compensation expense of $0.2 million related to these contributions.

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

The calculations of basic and diluted EPS for the periods presented were as follows:

	Year ended
(In U.S. dollars except share data)	March 31, 2024	March 31, 2023	March 31, 2022
Numerator:
Net income	$307,446,913	$172,443,930	$71,935,018
Denominator:
Basic weighted average number of common shares outstanding	40,275,350	40,026,313	40,203,937
Effect of dilutive restricted stock and restricted stock units	175,217	185,329	161,151
Diluted weighted average number of common shares outstanding	40,450,567	40,211,642	40,365,088
EPS:
Basic	$7.63	$4.31	$1.79
Diluted	$7.60	$4.29	$1.78

There were 4,125 shares of unvested restricted stock excluded from the calculation of diluted EPS because the effect of their inclusion would be anti-dilutive for the year ended March 31, 2024 and no shares of unvested restricted stock were excluded from the calculation of diluted EPS because the effect of their inclusion would be anti-dilutive for the years ended March 31, 2023 and 2022.

22. Selected Quarterly Financial Information (unaudited)

The following tables summarize the 2024 and 2023 quarterly results:

	Three months ended
	June 30, 2023	September 30, 2023	December 31, 2023	March 31, 2024
Revenues	$111,562,907	$144,698,462	$163,064,503	$141,391,564
Operating income	55,622,307	80,488,079	110,340,861	82,378,988
Net income	51,721,137	76,512,665	99,972,913	79,240,198
Earnings per common share, basic	1.29	1.90	2.48	1.96
Earnings per common share, diluted	$1.28	$1.89	$2.47	$1.96

	Three months ended
	June 30, 2022	September 30, 2022	December 31, 2022	March 31, 2023
Revenues	$76,823,722	$75,968,187	$103,322,256	$133,635,050
Operating income	28,947,004	28,137,816	57,494,075	83,781,573
Net income	24,847,720	20,311,465	51,263,710	76,021,035
Earnings per common share, basic	0.62	0.51	1.28	1.90
Earnings per common share, diluted	$0.62	$0.51	$1.27	$1.89

23. Subsequent Event

Dividend

On April 25, 2024, we announced that our Board of Directors has declared an irregular cash dividend of $1.00 per share of the Company’s common stock totaling $40.6 million. The dividend is payable on or about May 30, 2024 to all shareholders of record as of the close of business on May 8, 2024.