Form 10-Q
period 2024-09-30
DORIAN LPG LTD.
filed 2024-10-31
CIK 1596993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 25, 2024, there were 42,804,479 shares of the registrant’s common stock outstanding.

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

●	our costs, including crew wages, insurance, provisions, repairs and maintenance, general and administrative expenses, drydocking, and bunker prices, as applicable;

●	any inability to retain and recruit qualified key executives, key employees, key consultants or skilled workers and, relatedly, our dependence on key personnel and the availability of skilled workers, and the related labor costs, including as a result of the ongoing conflict between Russia and Ukraine;

●	the potential difference in interests between or among certain of our directors, officers, key executives and shareholders;

●	quality and efficiency requirements from customers and applicable laws and regulations and developments regarding the technologies relating to the LPG sector and the effects of and our ability to implement new products and new technology available in our industry, including with respect to equipment propulsion and overall vessel efficiency, including the reduction of traditional emissions;

●	potential new environmental regulations and restrictions in respect of decarbonization, whether at a global level stipulated by the International Maritime Organization, including the recently adopted strategy to reduce greenhouse gas emissions in international shipping by the Marine Environment Protection Committee at its 80th session in July 2023, or imposed by regional or national authorities, affecting fuel costs, vessel speeds, equipment requirements or other alterations or adjustments, including the installation of Engine Power Limitation (EPL) systems, that could impose additional costs of operations on our business;

●	operating hazards in the maritime transportation industry, and catastrophic events, including accidents, political events, public health threats (including the outbreak of communicable diseases), international hostilities and instability, armed conflict, piracy, attacks on vessels or other petroleum-related infrastructures and acts by terrorists, which may cause potential disruption of shipping routes;

●	the length and severity of epidemics and other public health concerns, including any impact on the demand for commercial seaborne transportation of LPG, supply chain disruptions and the condition of financial markets and the potential associated impacts to our global operations;

●	business disruptions due to natural disasters or adverse weather outside of our control;

●	the adequacy of our insurance coverage in the event of a catastrophic event;

●	the failure to protect our information systems against security breaches, or the failure or unavailability of these systems for a significant period;

●	the arresting or attachment of one or more of our vessels by maritime claimants;

●	compliance with and changes to governmental, tax, environmental and safety laws and regulations, which may add to our costs or the costs of our customers;

●	fluctuations in currencies, foreign exchange rates, and interest rates including, but not limited to, the Secured Overnight Financing Rate (“SOFR”);

●	compliance with the United States Foreign Corrupt Practices Act of 1977, the United Kingdom Bribery Act 2010, or other applicable regulations relating to bribery;

●	the volatility of the price of shares of our common stock (our “common shares”) and future sales of our common shares;

●	if we will or will be able to pay dividends (irregular or otherwise) in the future, and any change or elimination of the Company’s dividend at any time at the discretion of our Board of Directors;

●	our incorporation under the laws of the Republic of the Marshall Islands and the different rights to relief that may be available compared to other countries, including the United States;

●	congestion at or blockages of ports or canals, including drought conditions at the Panama Canal;

●	any developments in the existing Panama Canal transportation structure as a result of the study announced by the Panamanian government and Energy Transfer LP to analyze the prospects of building an LPG pipeline, potentially running beside the existing Panama Canal and linking the Atlantic Ocean with the Pacific Ocean;

●	if we are required to pay tax on U.S. source income;

●	if we are treated as a “passive foreign investment company”; and

●	other factors detailed in this report and from time to time in our periodic reports.

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

Dorian LPG Ltd.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dorian LPG Ltd.

Unaudited Condensed Consolidated Balance Sheets

(Expressed in United States Dollars, except for share data)

	As of	As of
	September 30, 2024	March 31, 2024
Assets
Current assets
Cash and cash equivalents	$348,628,442	$282,507,971
Restricted cash—current	788,151	—
Trade receivables, net and accrued revenues	1,034,492	659,567
Due from related parties	60,941,092	52,352,942
Inventories	2,430,738	2,393,379
Available-for-sale debt securities	9,893,579	11,530,939
Derivative instruments	2,025,695	5,139,056
Prepaid expenses and other current assets	13,781,659	14,297,917
Total current assets	439,523,848	368,881,771
Fixed assets
Vessels, net	1,178,842,709	1,208,588,213
Vessel under construction	24,657,708	23,829,678
Total fixed assets	1,203,500,417	1,232,417,891
Other non-current assets
Deferred charges, net	12,060,949	12,544,098
Derivative instruments	1,299,869	4,145,153
Due from related parties—non-current	26,400,000	25,300,000
Restricted cash—non-current	78,011	75,798
Operating lease right-of-use assets	175,790,541	191,700,338
Other non-current assets	2,588,087	2,585,116
Total assets	$1,861,241,722	$1,837,650,165
Liabilities and shareholders’ equity
Current liabilities
Trade accounts payable	$9,962,065	$10,185,962
Accrued expenses	4,049,030	3,948,420
Due to related parties	464,259	7,283
Deferred income	1,545,914	486,868
Derivative instruments	46,220	—
Current portion of long-term operating lease liabilities	33,671,870	32,491,122
Current portion of long-term debt	53,766,642	53,543,315
Dividends payable	532,324	1,149,665
Total current liabilities	104,038,324	101,812,635
Long-term liabilities
Long-term debt—net of current portion and deferred financing fees	525,241,805	551,549,215
Long-term operating lease liabilities	142,135,644	159,226,326
Other long-term liabilities	1,576,174	1,528,906
Total long-term liabilities	668,953,623	712,304,447
Total liabilities	772,991,947	814,117,082
Commitments and contingencies	—	—
Shareholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued nor outstanding	—	—
Common stock, $0.01 par value, 450,000,000 shares authorized, 54,294,696 and 51,995,027 shares issued, 42,804,479 and 40,619,448 shares outstanding (net of treasury stock), as of September 30, 2024 and March 31, 2024, respectively	542,947	519,950
Additional paid-in-capital	864,375,031	772,714,486
Treasury stock, at cost; 11,490,217 and 11,375,579 shares as of September 30, 2024 and March 31, 2024, respectively	(131,096,907)	(126,837,239)
Retained earnings	354,428,704	377,135,886
Total shareholders’ equity	1,088,249,775	1,023,533,083
Total liabilities and shareholders’ equity	$1,861,241,722	$1,837,650,165

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dorian LPG Ltd.

Unaudited Condensed Consolidated Statements of Operations

(Expressed in United States Dollars)

	Three months ended		Six months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenues
Net pool revenues—related party	$79,877,644	$137,851,402	$189,284,698	$242,237,953
Time charter revenues	2,432,989	6,475,768	5,847,340	12,899,240
Other revenues, net	122,847	371,292	1,654,484	1,124,176
Total revenues	82,433,480	144,698,462	196,786,522	256,261,369
Expenses
Voyage expenses	752,552	1,221,228	1,557,537	1,519,611
Charter hire expenses	9,851,068	12,068,419	20,496,208	22,615,229
Vessel operating expenses	19,539,916	20,977,119	40,020,195	40,819,505
Depreciation and amortization	17,370,662	17,045,919	34,541,648	33,701,236
General and administrative expenses	16,458,650	13,578,648	26,882,720	22,796,785
Total expenses	63,972,848	64,891,333	123,498,308	121,452,366
Other income—related parties	635,454	680,950	1,281,397	1,301,383
Operating income	19,096,086	80,488,079	74,569,611	136,110,386
Other income/(expenses)
Interest and finance costs	(9,438,273)	(10,314,881)	(18,956,703)	(20,718,730)
Interest income	4,461,174	2,030,752	8,189,681	3,720,972
Unrealized gain/(loss) on derivatives	(5,583,238)	1,560,594	(6,004,865)	4,419,868
Realized gain on derivatives	1,654,119	1,928,217	3,371,368	3,775,981
Other gain/(loss), net	(761,263)	819,904	(452,347)	925,325
Total other income/(expenses), net	(9,667,481)	(3,975,414)	(13,852,866)	(7,876,584)
Net income	$9,428,605	$76,512,665	$60,716,745	$128,233,802

Weighted average shares outstanding:
Basic	42,491,949	40,281,518	41,703,983	40,205,425
Diluted	42,600,848	40,405,417	41,869,209	40,388,380

Earnings per common share—basic	$0.22	$1.90	$1.46	$3.19
Earnings per common share—diluted	$0.22	$1.89	$1.45	$3.18

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dorian LPG Ltd.

Unaudited Condensed Consolidated Statements of Shareholders’ Equity

(Expressed in United States Dollars, except for number of shares)

	Number of			Additional
	common	Common	Treasury	paid-in	Retained
	shares	stock	stock	capital	Earnings	Total
Balance, April 1, 2023	51,630,593	$516,306	$(122,896,838)	$764,383,292	$231,843,562	$873,846,322
Net income for the period	—	—	—	—	51,721,137	51,721,137
Restricted share award issuances	23,750	238	—	(238)	—	—
Dividend ($1.00 per common share)	—	—	—	—	(40,382,730)	(40,382,730)
Stock-based compensation	—	—	—	776,607	—	776,607
Purchase of treasury stock	—	—	(352,627)	—	—	(352,627)
Balance, June 30, 2023	51,654,343	$516,544	$(123,249,465)	$765,159,661	$243,181,969	$885,608,709
Net income for the period	—	—	—	—	76,512,665	76,512,665
Restricted share award issuances	301,065	3,010	—	(3,010)	—	—
Dividend ($1.00 per common share)	—	—	—	—	(40,570,888)	(40,570,888)
Stock-based compensation	—	—	—	4,179,798	—	4,179,798
Purchase of treasury stock	—	—	(2,421,069)	—	—	(2,421,069)
Balance, September 30, 2023	51,955,408	$519,554	$(125,670,534)	$769,336,449	$279,123,746	$923,309,215

	Number of			Additional
	common	Common	Treasury	paid-in	Retained
	shares	stock	stock	capital	Earnings	Total
Balance, April 1, 2024	51,995,027	$519,950	$(126,837,239)	$772,714,486	$377,135,886	$1,023,533,083
Net income for the period	—	—	—	—	51,288,140	51,288,140
Common share issuance	2,000,000	20,000	—	84,367,701	—	84,387,701
Dividend ($1.00 per common share)	—	—	—	—	(40,619,448)	(40,619,448)
Stock-based compensation	—	—	—	1,275,459	—	1,275,459
Balance, June 30, 2024	53,995,027	$539,950	$(126,837,239)	$858,357,646	$387,804,578	$1,119,864,935
Net income for the period	—	—	—	—	9,428,605	9,428,605
Common share issuance	—	—	—	21,660	—	21,660
Restricted share award issuances	299,669	2,997	—	(2,997)	—	—
Dividend ($1.00 per common share)	—	—	—	—	(42,804,479)	(42,804,479)
Stock-based compensation	—	—	—	5,998,722	—	5,998,722
Purchase of treasury stock	—	—	(4,259,668)	—	—	(4,259,668)
Balance, September 30, 2024	54,294,696	$542,947	$(131,096,907)	$864,375,031	$354,428,704	$1,088,249,775

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dorian LPG Ltd.

Unaudited Condensed Consolidated Statements of Cash Flows

(Expressed in United States Dollars)

	Six months ended
	September 30, 2024	September 30, 2023
Cash flows from operating activities:
Net income	$60,716,745	$128,233,802
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,541,648	33,701,236
Non-cash lease expense	15,929,124	13,565,758
Amortization of financing costs	632,338	627,039
Unrealized (gain)/loss on derivatives	6,004,865	(4,419,868)
Stock-based compensation expense	7,274,181	4,956,405
Unrealized foreign currency loss, net	21,356	174,677
Other non-cash items, net	233,748	(1,844,457)
Changes in operating assets and liabilities
Trade receivables, inventories, prepaid expenses, and other current and non-current assets	(169,452)	352,352
Due from related parties	(9,688,150)	2,684,778
Operating lease liabilities—current and long-term	(15,929,309)	(12,661,809)
Trade accounts payable	(716,863)	2,045,492
Accrued expenses and other liabilities	1,070,778	1,527,882
Due to related parties	456,976	(151,396)
Payments for drydocking costs	(1,819,126)	(5,224,829)
Net cash provided by operating activities	98,558,859	163,567,062
Cash flows from investing activities:
Payments for vessel under construction and other capital expenditures for vessels	(2,830,260)	(7,351,420)
Purchase of investment securities	—	(2,006,088)
Proceeds from maturity of available-for-sale debt securities	1,800,000	—
Net cash used in investing activities	(1,030,260)	(9,357,508)
Cash flows from financing activities:
Repayment of long-term debt borrowings	(26,716,421)	(26,502,402)
Repurchase of common stock	(4,259,668)	(2,710,839)
Dividends paid	(84,041,268)	(81,568,709)
Proceeds from common share issuances	89,000,000	—
Equity offering costs paid	(4,590,638)	—
Net cash used in financing activities	(30,607,995)	(110,781,950)
Effects of exchange rates on cash and cash equivalents	(9,769)	(182,607)
Net increase in cash, cash equivalents, and restricted cash	66,910,835	43,244,997
Cash, cash equivalents, and restricted cash at the beginning of the period	282,583,769	148,873,650
Cash, cash equivalents, and restricted cash at the end of the period	$349,494,604	$192,118,647

Supplemental disclosure of cash flow information
Cash paid for interest excluding interest capitalized to vessels	$17,688,002	$19,413,919
Cash paid for operating leases	21,255,195	20,752,093
Capitalized drydocking costs included in liabilities	1,278,121	676,088
Vessel-related capital expenditures included in liabilities	1,420,611	410,909
Unpaid dividends included in liabilities	532,324	640,770
Financing costs included in liabilities	663,600	663,600

Reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the total amount of such items reported in the statements of cash flows:
Cash and cash equivalents	$348,628,442	$192,044,128
Restricted cash—current	788,151	—
Restricted cash—non-current	78,011	74,519
Cash and cash equivalents and restricted cash at end of period shown in the statement of cash flows	$349,494,604	$192,118,647

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dorian LPG Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

(Expressed in United States Dollars)

1. Basis of Presentation and General Information

Dorian LPG Ltd. (“Dorian”) was incorporated on July 1, 2013 under the laws of the Republic of the Marshall Islands, is headquartered in the United States, and is engaged in the transportation of liquefied petroleum gas (“LPG”) worldwide. Specifically, Dorian and its subsidiaries (together “we”, “us”, “our”, or the “Company”) are focused on owning and operating very large gas carriers (“VLGCs”), each with a cargo carrying capacity of greater than 80,000 cbm, in the LPG shipping industry. As of September 30, 2024, our fleet consists of twenty-five VLGCs, including one dual-fuel 84,000 cbm ECO-design VLGC, or our Dual-fuel ECO VLGC; nineteen fuel-efficient 84,000 cbm ECO-design VLGCs, or our ECO VLGCs; one 82,000 cbm modern VLGC; three time chartered-in dual-fuel Panamax size VLGCs; and one time chartered-in ECO VLGC. On November 24, 2023, we entered into a shipbuilding contract for a newbuilding Very Large Gas Carrier / Ammonia Carrier (“VLGC/AC”) with a cargo carrying capacity of 93,000 cbm that can transport LPG or ammonia and is expected to be delivered from Hanwha Ocean Co. Ltd. in the second calendar quarter of 2026. We provide in-house commercial management services for all of our vessels, including our vessels deployed in the Helios Pool (defined below), which may also receive commercial management services from MOL Energia (defined below). Excluding our time chartered-in vessels, we provide in-house technical management services for all of our vessels, including our vessels deployed in the Helios Pool.

Sixteen of our ECO-VLGCs, including one of our time chartered-in ECO-VLGCs, are equipped with exhaust gas cleaning systems (commonly referred to as “scrubbers”) to reduce sulfur emissions and, as of September 30, 2024, we have a contractual commitment to fabricate a scrubber on our newbuilding VLGC/AC. Additionally, one of the chartered-in dual-fuel Panamax size VLGCs is equipped with a shaft generator, which generates additional electricity that can be used to reduce fuel consumption and carbon emissions.

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

Our subsidiaries as of September 30, 2024, which are all wholly-owned and are incorporated in the Republic of the Marshall Islands (unless otherwise noted), are listed below.

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
Dorian LPG FFAS LLC
Dorian LPG US Lease Finance LLC
Dorian LPG Nippon Lease LLC
(1)	CBM: Cubic meters, a standard measure for LPG tanker capacity
(2)	Operated pursuant to a bareboat charter agreement as of September 30, 2024. Refer to Note 7 below for further information.
(3)	The vessel is expected to be delivered in calendar year 2026.

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

Dorian LPG (USA) LLC and its subsidiaries entered into an agreement with DHSA, retroactive to July 2014 and superseding an agreement between Dorian LPG (UK) Ltd. and DHSA, for the provision by Dorian LPG (USA) LLC and its subsidiaries of certain chartering and marine operation services to DHSA, for which income was earned and included in “Other income-related parties” totaling less than $0.1 million for both the three months ended September 30, 2024 and 2023 and less than $0.1 million for both the six months ended September 30, 2024 and 2023.

As of September 30, 2024 and March 31, 2024, there was nothing due from DHSA.

Helios LPG Pool LLC

On April 1, 2015, Dorian and MOL Energia began operations of the Helios Pool, which entered into pool participation agreements for the purpose of establishing and operating, as charterer, under variable rate time charters to be entered into with owners or disponent owners of VLGCs, a commercial pool of VLGCs whereby revenues and expenses are shared. We hold a 50% interest in the Helios Pool as a joint venture with MOL Energia and all significant rights and obligations are equally shared by both parties. All profits of the Helios Pool are distributed to the pool participants based on pool points (see below for description of pool points) assigned to each vessel as variable charter hire and, as a result, there are no profits available to the equity investors as a share of equity. We have determined that the Helios Pool is a variable interest entity as it does not have sufficient equity at risk. We do not consolidate the Helios Pool because we are not the primary beneficiary and do not have a controlling financial interest. In consideration of Accounting Standards Codification (“ASC”) 810-10-50-4e, the significant factors considered and judgments made in determining that the power to direct the activities of the Helios Pool that most significantly impact the entity’s economic performance are shared, in that all significant performance activities which relate to approval of pool policies and strategies related to pool customers and the marketing of the pool for the procurement of customers for the pool vessels, addition of new pool vessels and the pool cost management, require unanimous board consent from a board consisting of two members from each joint venture investor. Further, in accordance with the guidance in ASC 810-10-25-38D, the Company and MOL Energia are not related parties as defined in ASC 850 nor are they de facto agents pursuant to ASC 810-10, the power over the significant activities of the Helios Pool is shared, and no party is the primary beneficiary in the Helios Pool or has a controlling financial interest. As of September 30, 2024, the Helios Pool operated thirty VLGCs, including twenty-four vessels from our fleet (including four vessels time chartered-in from unrelated parties) and five MOL Energia vessels, and one time chartered-in vessel.

As of September 30, 2024, we had net receivables from the Helios Pool of $86.9 million (net of amounts due to Helios Pool of $0.5 million which are reflected under “Due to related Parties”), including $26.4 million of working capital contributed for the operation of our vessels in the pool. As of March 31, 2024, we had net receivables from the Helios Pool of $77.6 million (net of an amount due to Helios Pool of $0.1 million which are reflected under “Due to related Parties”), including $25.3 million of working capital contributed for the operation of our vessels in the pool. Our maximum exposure to losses from the pool as of September 30, 2024 is limited to the receivables from the pool. The Helios Pool does not have any third-party debt obligations. The Helios Pool has entered into commercial management agreements with each of Dorian LPG (DK) ApS and MOL Energia and has appointed both as the exclusive commercial managers of pool vessels. Fees for such services earned by Dorian LPG (DK) ApS are included in “Other income-related parties” in the unaudited interim condensed consolidated statement of operations and were $0.6 million and $0.7 million for the three months ended September 30, 2024, and 2023, respectively, and $1.2 million for both the six months ended September 30, 2024, and 2023, respectively. Additionally, we receive reimbursement of expenses such as costs for security guards, war risk insurance, and certain other voyage costs for vessels operating in the Helios Pool, for which we earned less than $0.1 million and $0.3 million for the three months ended September 30, 2024, and 2023, respectively, and $0.8 million and $0.4 million for the six months ended September 30, 2024, and 2023, respectively and are included in “Other revenues, net” in the unaudited interim condensed consolidated statements of operations.

Through our vessel owning subsidiaries, we have chartered vessels to the Helios Pool during the six months ended September 30, 2024 and 2023. The time charter revenue from the Helios Pool is variable depending upon the net results of the pool, operating days and pool points for each vessel. The Helios Pool enters into voyage and time charters with external parties and receives freight and related revenue and, where applicable, incurs voyage costs such as bunkers, port costs and commissions. At the end of each month, the Helios Pool calculates net pool revenues using gross revenues, less voyage expenses of all pool vessels, less fixed time charter hire for any chartered-in vessels, less the general and administrative expenses of the pool as variable rate time charter hire for the relevant vessel to participants based on pool points (vessel attributes such as cargo carrying capacity, scrubber-equipped, fuel efficiency, fuel-type consumed, and speed are taken into consideration) and number of days the vessel participated in the pool in the period. In accordance with the pool participation agreements, pool points are finalized in arrears every six months ending September 30 and March 31 and pool profits are reallocated based on the actual recorded speed and consumption performance for each vessel operating in the Helios Pool during the preceding six-month period. Net pool revenues, less any amounts required for working capital of the Helios Pool, are distributed, to the extent they have been collected from third-party customers of the Helios Pool. We recognize net pool revenues on a monthly basis, when each relevant vessel has participated in the pool during the period and the amount of net pool revenues for the month can be estimated reliably. Revenue earned from the Helios Pool is presented in Note 12.

4. Deferred Charges, Net

The analysis and movement of deferred charges is presented in the table below:

Drydocking
costs
Balance, April 1, 2024	$12,544,098
Additions	1,917,469
Amortization	(2,400,618)
Balance, September 30, 2024	$12,060,949

5. Vessels, Net

		Accumulated
	Cost	depreciation	Net book Value
Balance, April 1, 2024	$1,733,196,909	$(524,608,696)	$1,208,588,213
Other additions	2,395,525	—	2,395,525
Depreciation	—	(32,141,029)	(32,141,029)
Balance, September 30, 2024	$1,735,592,434	$(556,749,725)	$1,178,842,709

Additions to vessels, net, mainly consisted of scrubber purchases and installation costs and other capital improvements for certain of our VLGCs during the six months ended September 30, 2024. Our vessels, with a total carrying value of $1,147.5 million and $1,175.6 million as of September 30, 2024 and March 31, 2024, respectively, are first-priority mortgaged as collateral for our long-term debt (refer to Note 7 below). Captain John NP is our only VLGC that is not first-priority mortgaged as collateral for our long-term debt as of September 30, 2024 and March 31, 2024. As of September 30, 2024, we obtained independent appraisals of the technically managed VLGCs in our fleet and concluded that there were no indicators of impairment in accordance with ASC 360 Property, Plant, and Equipment.

6. Vessel Under Construction

On November 24, 2023 we entered into an agreement for a newbuilding VLGC/AC with a cargo carrying capacity of 93,000 cbm that can transport LPG or ammonia, which is expected to be delivered from Hanwha Ocean Co. Ltd. in the second calendar quarter of 2026. The analysis and movement of vessel under construction is presented in the table below:

Net book Value
Balance, April 1, 2024	$23,829,678
Other capitalized expenditures	828,030
Balance, September 30, 2024	$24,657,708

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

We were in compliance with all financial covenants as of September 30, 2024.

BALCAP Facility

Refer to Note 9 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2024 for information on our $83.4 million debt financing facility that we entered into on December, 29 2021 with Banc of America Leasing & Capital, LLC and other financial institutions (the “BALCAP Facility”).

We were in compliance with all financial covenants as of September 30, 2024.

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

Debt Obligations

The table below presents our debt obligations:

	September 30, 2024	March 31, 2024
2023 A&R Debt Facility/2022 Debt Facility	$195,000,000	$205,000,000

Japanese Financings
Corsair Japanese Financing	$29,520,834	$31,145,834
Cresques Japanese Financing	24,724,678	25,608,991
Cratis Japanese Financing	39,460,000	41,500,000
Copernicus Japanese Financing	39,460,000	41,500,000
Chaparral Japanese Financing	58,623,495	59,896,473
Caravelle Japanese Financing	40,700,000	42,500,000
Cougar Japanese Financing	41,900,000	43,700,000
Captain Markos Dual-Fuel Japanese Financing	52,010,000	53,270,000
Total Japanese Financings	$326,399,007	$339,121,298

BALCAP Facility	$62,336,329	$66,330,459

Total debt obligations	$583,735,336	$610,451,757
Less: deferred financing fees	4,726,889	5,359,227
Debt obligations—net of deferred financing fees	$579,008,447	$605,092,530

Presented as follows:
Current portion of long-term debt	$53,766,642	$53,543,315
Long-term debt—net of current portion and deferred financing fees	525,241,805	551,549,215
Total	$579,008,447	$605,092,530

Deferred Financing Fees

The analysis and movement of deferred financing fees is presented in the table below:

Financing
costs
Balance, April 1, 2024	$5,359,227
Amortization	(632,338)
Balance, September 30, 2024	$4,726,889

8. Leases

Time charter-in contracts

During the six months ended September 30, 2024, we did not take delivery of any time chartered-in VLGCs and, as such, no new right-of-use asset or lease liability were recognized during the six months ended September 30, 2024. As of September 30, 2024, right-of-use assets and lease liabilities related to all of our time charter-in VLGCs totaled $174.8 million and were recognized on our balance sheet. Our time chartered-in VLGCs were deployed in the Helios Pool and earned net pool revenues of $13.4 million and $27.8 million for the three months ended September 30, 2024 and 2023, respectively and $31.1 million and $46.2 million for the six months ended September 30, 2024 and 2023, respectively.

Charter hire expenses for the VLGCs time chartered in were as follows:

	Three months ended		Six months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Charter hire expenses	$9,851,068	$12,068,419	$20,496,208	$22,615,229

Office leases

We currently have operating leases for our offices in Stamford, Connecticut, USA; Copenhagen, Denmark; and Athens, Greece, which we determined to be operating leases and record the lease expense as part of general and administrative expenses in our unaudited interim condensed consolidated statements of operations. We did not enter into any new office leases and did not renew any office leases during the six months ended September 30, 2024.

Operating lease rent expense related to our office leases was as follows:

	Three months ended		Six months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Operating lease rent expense	$130,324	$125,554	$261,861	$278,576

For our office leases and time charter-in agreements, the discount rate used ranged from 4.92% to 6.34%. The weighted average discount rate used to calculate the lease liability was 5.81%. The weighted average remaining lease term of our office leases and time chartered-in vessels as of September 30, 2024 is 61.8 months.

Our operating lease right-of-use asset and lease liabilities as of September 30, 2024 and March 31, 2024 were as follows:

Description	Location on Balance Sheet	September 30, 2024	March 31, 2024
Assets:
Non-current
Office leases	Operating lease right-of-use assets	$993,616	$1,194,974
Time charter-in VLGCs	Operating lease right-of-use assets	$174,796,925	$190,505,364

Liabilities:
Current
Office Leases	Current portion of long-term operating leases	$423,275	$448,317
Time charter-in VLGCs	Current portion of long-term operating leases	$33,248,595	$32,042,805

Long-term
Office Leases	Long-term operating leases	$587,314	$763,767
Time charter-in VLGCs	Long-term operating leases	$141,548,330	$158,462,559

Maturities of operating lease liabilities as of September 30, 2024 were as follows:

Less than one year	$42,813,873
One to three years	78,901,721
Three to five years	64,080,000
More than five years	17,144,389
Total undiscounted lease payments	202,939,983
Less: imputed interest	(27,132,469)
Carrying value of operating lease liabilities	$175,807,514

9. Dividends

On April 25, 2024, we announced that our Board of Directors declared an irregular cash dividend of $1.00 per share of our common stock to all shareholders of record as of the close of business on May 8, 2024, totaling $40.6 million. We paid $40.4 million on May 29, 2024, with the remaining $0.2 million deferred until certain shares of restricted stock vest.

On July 24, 2024, we announced that our Board of Directors declared an irregular cash dividend of $1.00 per share of the Company’s common stock to all shareholders of record as of the close of business on August 8, 2024, totaling $42.8 million. We paid $42.6 million on August 21, 2024, with the remaining $0.2 million deferred until certain shares of restricted stock vest.

On August 5, 2024, we paid $1.1 million of dividends that had been deferred until the vesting of certain restricted stock.

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

10. Common Stock

On June 7, 2024, we issued 2 million shares to the public at a price of $44.50 per share with proceeds totaling $89.0 million, less (i) $2.225 per share, or $4.5 million, of underwriting discounts and commissions, and (ii) $0.1 million of legal and other offering costs.

On February 2, 2022, our Board of Directors authorized the repurchase of up to $100.0 million of our common shares (the “2022 Common Share Repurchase Authority”). Under this authorization, when in force, purchases were and may be made at our discretion in the form of open market repurchase programs, privately negotiated transactions, accelerated share repurchase programs or a combination of these methods. The actual amount and timing of share repurchases are subject to capital availability, our determination that share repurchases are in the best interests of our shareholders, and market conditions. As of September 30, 2024, our total purchases under the 2022 Common Share Repurchase Authority totaled 75,000 shares for an aggregate consideration of $1.8 million. No repurchases under the 2022 Common Share Repurchase Authority were made during the six months ended September 30, 2024. We are not obligated to make any common share repurchases.

11. Stock-Based Compensation Plans

Our stock-based compensation expense is included within general and administrative expenses in the unaudited condensed consolidated statements of operations and was $6.0 million and $4.2 million for the three months ended September 30, 2024 and 2023 and $7.3 and $5.0 for the six months ended September 30, 2024 and 2023, respectively. Unrecognized compensation cost was $8.6 million as of September 30, 2024 and will be recognized over a remaining weighted average life of 1.60 years. For more information on our equity incentive plan, refer to Note 12 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2024.

A summary of the activity of restricted shares and units awarded under our equity incentive plan as of September 30, 2024 and changes during the six months ended September 30, 2024, is as follows:

		Weighted-Average
		Grant-Date
Incentive Share/Unit Awards	Number of Shares/Units	Fair Value
Unvested as of April 1, 2024	307,873	$23.16
Granted	296,110	37.16
Vested	(330,987)	27.37
Unvested as of September 30, 2024	272,996	$36.06

The total fair value of restricted shares that vested during the six months ended September 30, 2024 totaled $12.3 million, which is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

12. Revenues

Revenues comprise the following:

	Three months ended		Six months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net pool revenues—related party	$79,877,644	$137,851,402	$189,284,698	242,237,953
Time charter revenues	2,432,989	6,475,768	5,847,340	12,899,240
Other revenues, net	122,847	371,292	1,654,484	1,124,176
Total revenues	$82,433,480	$144,698,462	$196,786,522	$256,261,369

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

(a)	Concentration of credit risk: Financial instruments, which may subject us to significant concentrations of credit risk, consist principally of amounts due from our charterers, including the receivables from Helios Pool, and cash and cash equivalents. We limit our credit risk with amounts due from our charterers, including those through the Helios Pool, by performing ongoing credit evaluations of our charterers’ financial condition and generally do not require collateral from our charterers. We limit our credit risk with our cash and cash equivalents and restricted cash by placing it with highly-rated financial institutions and directly or indirectly highly liquid, short term highly rated debt obligations.

(b)	Interest rate risk: One of our long-term bank loans is based on SOFR and hence we are exposed to movements thereto. We entered into interest rate swap agreements in order to hedge a majority of our variable interest rate exposure related to our 2023 A&R Debt Facility. We have no exposure to floating rate movements on any of our other debt financings.

(c)	Fair value measurements: Interest rate swaps are stated at fair value, which is determined using a discounted cash flow approach based on market‑based SOFR swap yield rates. SOFR swap rates are observable at commonly quoted intervals for the full terms of the swaps and, therefore, are considered Level 2 items in accordance with the fair value hierarchy. The fair value of the interest rate swap agreements approximates the amount that we would have to pay or receive for the early termination of the agreements.

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

The following table summarizes the location on the balance sheet of the financial assets and liabilities that are carried at fair value on a recurring basis, which comprise our financial derivatives, all of which are considered Level 2 items in accordance with the fair value hierarchy as of:

	September 30, 2024		March 31, 2024
	Current assets	Current liabilities	Current assets	Current liabilities
Derivatives not designated as hedging instruments	Derivative instruments	Derivative instruments	Derivative instruments	Derivative instruments
Forward freight agreements	$—	$46,220	$—	$—
Interest rate swap agreements	$2,025,695	$—	$5,139,056	$—
Total	$2,025,695	$46,220	$5,139,056	$—

	September 30, 2024		March 31, 2024
	Other non-current assets	Long-term liabilities	Other non-current assets	Long-term liabilities
Derivatives not designated as hedging instruments	Derivative instruments	Derivative instruments	Derivative instruments	Derivative instruments
Interest rate swap agreements	$1,299,869	$—	$4,145,153	$—

The effect of derivative instruments within the unaudited interim condensed consolidated statements of operations for the periods presented is as follows:

		Three months ended
Derivatives not designated as hedging instruments	Location of gain/(loss) recognized	September 30, 2024	September 30, 2023
Forward freight agreements—change in fair value	Unrealized loss on derivatives	$(46,220)	$—
Interest rate swaps—change in fair value	Unrealized gain/(loss) on derivatives	$(5,537,018)	$1,560,594
Forward freight agreements—realized loss	Realized loss on derivatives	(13,690)	—
Interest rate swaps—realized gain	Realized gain on derivatives	1,667,809	1,928,217
Gain/(Loss) on derivatives, net		$(3,929,119)	$3,488,811

		Six months ended
Derivatives not designated as hedging instruments	Location of gain/(loss) recognized	September 30, 2024	September 30, 2023
Forward freight agreements—change in fair value	Unrealized loss on derivatives	$(46,220)	$—
Interest rate swaps—change in fair value	Unrealized gain/(loss) on derivatives	(5,958,645)	4,419,868
Forward freight agreements—realized loss	Realized loss on derivatives	(13,690)	—
Interest rate swaps—realized gain	Realized gain on derivatives	3,385,058	3,775,981
Gain/(Loss) on derivatives, net		$(2,633,497)	$8,195,849

As of September 30, 2024 and March 31, 2024, no fair value measurements for assets or liabilities under Level 1 or Level 3 were recognized in the consolidated balance sheets with the exception of Level 1 items cash and cash equivalents, restricted cash, and investment securities. We did not have any other assets or liabilities measured at fair value on a non-recurring basis during the three and six months ended September 30, 2024 and 2023.

(d)	Book values and fair values of financial instruments: In addition to the derivatives that we are required to record at fair value on our balance sheet (see (c) above) we have investment securities that are recorded at fair value and included in other current assets in our balance sheet and available-for-sale debt securities (U.S. treasury notes with a fair value of $9.9 million as of September 30, 2024 and a face value of $10.0 million maturing March 15, 2025) that are recorded at fair value as a current asset on our balance sheet. We have other financial instruments that are carried at historical cost including trade accounts receivable, amounts due from related parties, cash and cash equivalents, restricted cash, accounts payable, amounts due to related parties and accrued liabilities for which the historical carrying value approximates the fair value due to the short-term nature of these financial instruments.

The summary of gains and losses on our investment securities included in other gain/(loss), net on our unaudited interim condensed consolidated statements of operations for the periods presented is as follows:

	Three months ended
	September 30, 2024	September 30, 2023
Unrealized gain/(loss) on investment securities	$(639,697)	$684,984

	Six months ended
	September 30, 2024	September 30, 2023
Unrealized gain/(loss) on investment securities	$(326,903)	$1,106,236

We have long-term bank debt, the 2023 A&R Debt Facility, for which we believe the carrying value approximates fair value as the facility bears interest at variable interest rates based on SOFR at September 30, 2024 and 2023, which is observable at commonly quoted intervals for the full terms of the loans, and hence are considered as a Level 2 item in accordance with the fair value hierarchy. We have long-term debt related to the Corsair Japanese Financing, Cresques Japanese Financing, Cratis Japanese Financing, Copernicus Japanese Financing, Chaparral Japanese Financing, Cougar Japanese Financing, Caravelle Japanese Financing, and Captain Markos Dual-Fuel Japanese Financing, (collectively, the “Japanese Financings”) that incur interest at a fixed rate. We have long-term debt related to the BALCAP Facility that incurs interest at a fixed rate. The Japanese Financings and BALCAP Facility are considered Level 2 items in accordance with the fair value hierarchy and the fair value of each is based on a discounted cash flow analysis using current observable interest rates. The following table summarizes the carrying value and estimated fair value of our fixed rate debt obligations as of:

	September 30, 2024		March 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Corsair Japanese Financing	$29,520,834	$29,165,337	$31,145,834	$29,624,330
Cresques Japanese Financing	24,724,678	26,282,426	25,608,991	26,180,173
Cratis Japanese Financing	39,460,000	37,766,405	41,500,000	38,302,845
Copernicus Japanese Financing	39,460,000	37,766,405	41,500,000	38,302,845
Chaparral Japanese Financing	58,623,495	58,588,001	59,896,473	57,627,652
Caravelle Japanese Financing	40,700,000	38,951,839	42,500,000	39,003,038
Cougar Japanese Financing	41,900,000	43,548,452	43,700,000	43,715,910
Captain Markos Dual-Fuel Japanese Financing	52,010,000	55,899,882	53,270,000	54,923,798
BALCAP Facility	62,336,329	60,257,302	66,330,459	62,186,682

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

The calculations of basic and diluted EPS for the periods presented are as follows:

	Three months ended		Six months ended
(In U.S. dollars except share data)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Numerator:
Net income	$9,428,605	$76,512,665	$60,716,745	$128,233,802
Denominator:
Basic weighted average number of common shares outstanding	42,491,949	40,281,518	41,703,983	40,205,425
Effect of dilutive restricted stock and restricted stock units	108,899	123,899	165,226	182,955
Diluted weighted average number of common shares outstanding	42,600,848	40,405,417	41,869,209	40,388,380
EPS:
Basic	$0.22	$1.90	$1.46	$3.19
Diluted	$0.22	$1.89	$1.45	$3.18

There were no shares of unvested restricted stock excluded from the calculation of diluted EPS that the effect of their inclusion would be anti-dilutive for the three and six months ended September 30, 2024 and 2023.

15.  Commitments and Contingencies

Commitments under Newbuilding Contracts

On November 24, 2023, we entered into an agreement for a newbuilding VLGC/AC with a cargo carrying capacity of 93,000 cbm that can transport LPG or ammonia, which is expected to be delivered from Hanwha Ocean Co. Ltd. in the second calendar quarter of 2026. As of September 30, 2024, we had the following commitments related to the construction of the newbuilding:

September 30, 2024
Less than one year	$24,240,224
One to three years	74,168,763
Total	$98,408,987

Commitments under Contracts for Scrubbers and Other Vessel Upgrades

We had contractual commitments to fabricate scrubbers to reduce sulfur emissions and other vessel upgrades as follows:

September 30, 2024
Less than one year	$2,030,766
One to three years	178,695
Total	$2,209,461

Fixed Time Charter Contracts

We had the following future minimum fixed time charter hire receipts based on non-cancelable long-term fixed time charter contracts:

September 30, 2024
Less than one year	$702,986

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

16. Subsequent Event

Appointment of Director

On October 23, 2024, our Board of Directors, on the recommendation of its Nominating and Corporate Governance Committee, unanimously authorized the increase in the size of the Board of Directors from seven to eight directors, and, to fill the resulting vacancy, appointed Mark Ross to serve as a Class III director, effective immediately. Mr. Ross had a distinguished 34-year career at Chevron Corporation, most recently serving as the president of Chevron Shipping Company.

Dividend

On October 24, 2024, we announced that our Board of Directors declared an irregular cash dividend of $1.00 per share of the Company’s common stock totaling $42.8 million. The dividend is payable on or about November 25, 2024 to all shareholders of record as of the close of business on November 5, 2024.

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

Overview

We are a Marshall Islands corporation headquartered in the United States and primarily focused on owning and operating VLGCs, each with a cargo-carrying capacity of greater than 80,000 cbm, in the LPG shipping industry. Our founding executives have managed vessels in the LPG shipping market since 2002. Our fleet currently consists of twenty-five VLGC carriers, including one dual-fuel 84,000 cbm ECO-design VLGC, or our Dual-fuel ECO VLGC; nineteen fuel-efficient 84,000 cbm ECO-design VLGCs, or our ECO VLGCs; one 82,000 cbm modern VLGC; three time chartered-in dual fuel Panamax size VLGCs; and one time chartered-in ECO VLGC. The twenty-five VLGCs in our fleet, including the four time chartered-in vessels, as of October 25, 2024, have an aggregate carrying capacity of approximately 2.1 million cbm and an average age of 7.9 years. On November 24, 2023, we entered into an agreement for a newbuilding VLGC/AC with a cargo carrying capacity of 93,000 cbm that can transport LPG or ammonia and is expected to be delivered from Hanwha Ocean Co. Ltd. in the second calendar quarter of 2026.

Currently, sixteen of our ECO VLGCs, including one of our time chartered-in ECO-VLGCs, are fitted with exhaust gas cleaning systems (commonly referred to as “scrubbers”) to reduce sulfur emissions. We also have a contractual commitment to fabricate a scrubber on our newbuilding VLGC/AC. Vessels fitted with scrubbers allow us to reduce our emissions and to burn less refined fuel, which is frequently cheaper than more refined, lower sulfur grades. When the cost of more refined fuel exceeds that of less refined fuel, we are typically able to earn a higher TCE for spot voyages and to potentially contract time charters at higher rates compared to vessels without scrubbers. Additionally, one of the chartered-in dual-fuel Panamax size VLGCs is equipped with a shaft generator, which generates additional electricity that can be used to reduce fuel consumption and carbon emissions.

On April 1, 2015, Dorian and MOL Energia began operations of the Helios Pool, which entered into pool participation agreements for the purpose of establishing and operating, as charterer, under a variable rate time charter to be entered into with owners or disponent owners of VLGCs, a commercial pool of VLGCs whereby revenues and expenses are shared. The vessels entered into the Helios Pool may operate either in the spot market, pursuant to contracts of affreightment, or COAs, or on time charters of two years' duration or less. As of October 25, 2024, twenty-four of our twenty-five VLGCs were employed in the Helios Pool, including our four time chartered-in VLGCs.

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

We continue to pursue a balanced chartering strategy by employing our vessels on a mix of multi-year time charters, some of which may include a profit-sharing component, shorter-term time charters, spot market voyages and COAs. Currently, one of our VLGCs is on a fixed-rate time charter outside of the Helios Pool. See “Our Fleet” below for more information and the definition of Pool-TCO.

Recent Development

Appointment of Director

On October 23, 2024, our Board of Directors, on the recommendation of its Nominating and Corporate Governance Committee, unanimously authorized the increase in the size of the Board of Directors from seven to eight directors, and, to fill the resulting vacancy, appointed Mark Ross to serve as a Class III director, effective immediately. Mr. Ross had a distinguished 34-year career at Chevron Corporation, most recently serving as the president of Chevron Shipping Company.

Dividend

On October 24, 2024, we announced that our Board of Directors declared an irregular cash dividend of $1.00 per share of the Company’s common stock totaling $42.8 million. The dividend is payable on or about November 25, 2024 to all shareholders of record as of the close of business on November 5, 2024.

Our Fleet

The following table sets forth certain information regarding our fleet as of October 25, 2024:

					Scrubber		Time
	Capacity			ECO	Equipped		Charter-Out
	(Cbm)	Shipyard	Year Built	Vessel(1)	or Dual-Fuel	Employment	Expiration(2)
Dorian VLGCs
Captain John NP	82,000	Hyundai	2007	—	—	Pool(4)	—
Comet	84,000	Hyundai	2014	X	S	Pool(4)	—
Corsair(3)	84,000	Hyundai	2014	X	S	Time Charter(6)	Q4 2024
Corvette	84,000	Hyundai	2015	X	S	Pool(4)	—
Cougar(3)	84,000	Hyundai	2015	X	—	Pool-TCO(5)	Q2 2025
Concorde	84,000	Hyundai	2015	X	S	Pool(4)	—
Cobra	84,000	Hyundai	2015	X	—	Pool(4)	—
Continental	84,000	Hyundai	2015	X	S	Pool(4)	—
Constitution	84,000	Hyundai	2015	X	S	Pool(4)	—
Commodore	84,000	Hyundai	2015	X	—	Pool-TCO(5)	Q2 2027
Cresques(3)	84,000	Daewoo	2015	X	S	Pool-TCO(5)	Q2 2025
Constellation	84,000	Hyundai	2015	X	S	Pool(4)	—
Cheyenne	84,000	Hyundai	2015	X	S	Pool(4)	—
Clermont	84,000	Hyundai	2015	X	S	Pool(4)	—
Cratis(3)	84,000	Daewoo	2015	X	S	Pool(4)	—
Chaparral(3)	84,000	Hyundai	2015	X	—	Pool-TCO(5)	Q2 2025
Copernicus(3)	84,000	Daewoo	2015	X	S	Pool(4)	—
Commander	84,000	Hyundai	2015	X	S	Pool(4)	—
Challenger	84,000	Hyundai	2015	X	S	Pool-TCO(5)	Q3 2026
Caravelle(3)	84,000	Hyundai	2016	X	S	Pool(4)	—
Captain Markos(3)	84,000	Kawasaki	2023	X	DF	Pool(4)	—
Total	1,762,000

Time chartered-in VLGCs
Future Diamond(7)	80,876	Hyundai	2020	X	S	Pool(4)	—
HLS Citrine(8)	86,090	Hyundai	2023	X	DF	Pool(4)	—
HLS Diamond(9)	86,090	Hyundai	2023	X	DF	Pool(4)	—
Cristobal(10)	86,980	Hyundai	2023	X	DF	Pool(4)	—

(1)	Represents vessels with very low revolutions per minute, long-stroke, electronically controlled engines, larger propellers, advanced hull design, and low friction paint.

(2)	Represents calendar year quarters.

(3)	Operated pursuant to a bareboat chartering agreement. See Note 7 to our unaudited interim condensed consolidated financial statements.

(4)	“Pool” indicates that the vessel operates in the Helios Pool on a voyage charter with a third party and we receive a portion of the pool profits calculated according to a formula based on the vessel’s pro rata performance in the pool.

(5)	“Pool-TCO” indicates that the vessel is operated in the Helios Pool on a time charter out to a third party and we receive a portion of the pool profits calculated according to a formula based on the vessel’s pro rata performance in the pool.

(6)	Currently on a time charter with an oil major that began in November 2019.

(7)	Vessel has a Panamax beam and is currently time chartered-in to our fleet with an expiration during the first calendar quarter of 2025.

(8)	Vessel has a Panamax beam and is currently time chartered-in to our fleet with an expiration during the first calendar quarter of 2030 and purchase options beginning in year seven.

(9)	Vessel has a Panamax beam and is currently time chartered-in to our fleet with an expiration during the first calendar quarter of 2030 and purchase options beginning in year seven.

(10)	Vessel has a Panamax beam and shaft generator and is currently time chartered-in to our fleet with an expiration during the third calendar quarter of 2030 and purchase options beginning in year seven.

Results of Operations – For the three months ended September 30, 2024 as compared to the three months ended September 30, 2023

Revenues

The following table compares our revenues for the three months ended September 30:

			Increase /	Percent
	2024	2023	(Decrease)	Change
Net pool revenues—related party	$79,877,644	$137,851,402	$(57,973,758)	(42.1)%
Time charter revenues	2,432,989	6,475,768	(4,042,779)	(62.4)%
Other revenues, net	122,847	371,292	(248,445)	(66.9)%
Total	$82,433,480	$144,698,462	$(62,264,982)	(43.0)%

Revenues, which represent net pool revenues—related party, time charter revenues, and other revenues, net, were $82.4 million for the three months ended September 30, 2024, a decrease of $62.3 million, or 43.0%, from $144.7 million for the three months ended September 30, 2023 primarily due to reduced average TCE rates, which declined by $25,836 per available day from $62,846 for the three months ended September 30, 2023 to $37,010 for the three months ended September 30, 2024, primarily due to lower spot rates. The Baltic Exchange Liquid Petroleum Gas Index, an index published daily by the Baltic Exchange for the spot market rate for the benchmark Ras Tanura-Chiba route (expressed as U.S. dollars per metric ton), averaged $52.049 during the three months ended September 30, 2024 compared to an average of $121.007 during the six months ended September 30, 2023.

Vessel Operating Expenses

Vessel operating expenses were $19.5 million during the three months ended September 30, 2024, or $10,114 per vessel per calendar day, which is calculated by dividing vessel operating expenses by calendar days for the relevant time-period for the technically-managed vessels that were in our fleet and decreased by $1.5 million, or 6.9% from $21.0 million for the three months ended September 30, 2023.The decrease of $744 per vessel per calendar day, from $10,858 for the three months ended September 30, 2023 to $10,114 per vessel per calendar day for the three months ended September 30, 2024 was primarily the result of decreases per vessel per calendar day of $301 for spares and stores, $166 for lubricants, $116 for repairs and maintenance and $207 per vessel per calendar day for other vessel operating expenses. Excluding non-capitalizable drydock-related operating expenses, daily operating expenses decreased by $632 from $10,399 for the three months ended September 30, 2023 to $9,767 for the three months ended September 30, 2024.

General and Administrative Expenses

General and administrative expenses were $16.5 million for the three months ended September 30, 2024, an increase of $2.9 million, or 21.2%, from $13.6 million for the three months ended September 30, 2023 and was driven by increases of $1.8 million in stock-based compensation, $0.7 million in cash bonuses, and $0.4 million in other general and administrative expenses.

Interest and Finance Costs

Interest and finance costs amounted to $9.4 million for the three months ended September 30, 2024, a decrease of $0.9 million, or 8.5%, from $10.3 million for the three months ended September 30, 2023. The decrease of $0.9 million during this period was mainly due to a decrease of $0.9 million in loan interest on our long-term debt, which was driven by a decrease in average indebtedness, excluding deferred financing fees, from $645.0 million for the three months ended September 30, 2023 to $593.3 million for the three months ended September 30, 2024.

Interest Income

Interest income amounted to $4.5 million for the three months ended September 30, 2024, compared to $2.0 million for the three months ended September 30, 2023. The increase of $2.5 million is mainly attributable to higher average cash balances for the three months ended September 30, 2024 when compared to the three months ended September 30, 2023.

Unrealized Gain/(Loss) on Derivatives

Unrealized loss on derivatives amounted to $5.6 million for the three months ended September 30, 2024, compared to a gain of $1.6 million for the three months ended September 30, 2023. The $7.2 million unfavorable change is primarily attributable to (1) an unfavorable change of $7.1 million in the fair value of our interest rate swaps caused by changes in forward SOFR yield curves and changes in notional amounts, and (2) an unrealized loss on our FFA positions of less than $0.1 million.

Results of Operations – For the six months ended September 30, 2024 as compared to the six months ended September 30, 2023

Revenues

The following table compares our revenues for the six months ended September 30:

			Increase /	Percent
	2024	2023	(Decrease)	Change
Net pool revenues—related party	$189,284,698	$242,237,953	$(52,953,255)	(21.9)%
Time charter revenues	5,847,340	12,899,240	(7,051,900)	(54.7)%
Other revenues, net	1,654,484	1,124,176	530,308	47.2%
Total	$196,786,522	$256,261,369	$(59,474,847)	(23.2)%

Revenues, which represent net pool revenues—related party, time charter revenues,  and other revenues, net, were $196.8 million for the six months ended September 30, 2024, a decrease of $59.5 million, or 23.2%, from $256.3 million for the six months ended September 30, 2023 primarily due to reduced average TCE rates, which declined by $12,892 per available day from $56,597 for the six months ended September 30, 2023 to $43,705 for the six months ended September 30, 2024, primarily due to lower spot rates. The Baltic Exchange Liquid Petroleum Gas Index, an index published daily by the Baltic Exchange for the spot market rate for the benchmark Ras Tanura-Chiba route (expressed as U.S. dollars per metric ton), averaged $62.118 during the six months ended September 30, 2024 compared to an average of $108.775 during the six months ended September 30, 2023.

Vessel Operating Expenses

Vessel operating expenses were $40.0 million during the six months ended September 30, 2024, or $10,414 per vessel per calendar day, which is calculated by dividing vessel operating expenses by calendar days for the relevant time-period for the technically-managed vessels that were in our fleet and decreased by $0.8 million, or 2.0% from $40.8 million for the six months ended September 30, 2023. The decrease of $208 per vessel per calendar day, from $10,622 for the six months ended September 30, 2023 to $10,414 per vessel per calendar day for the six months ended September 30, 2024 was primarily the result of a decrease of $151 per vessel per calendar day of non-capitalizable drydock-related operating expenses. Excluding non-capitalizable drydock-related operating expenses, daily operating expenses were relatively flat and slightly decreased by $57 from $10,247 for the six months ended September 30, 2023 to $10,190 for the six months ended September 30, 2024.

General and Administrative Expenses

General and administrative expenses were $26.9 million for the six months ended September 30, 2024, an increase of $4.1 million, or 17.9%, from $22.8 million for the six months ended September 30, 2023 and was driven by increases of $2.3 million in stock-based compensation, $1.2 million in cash bonuses, and $0.6 million in other general and administrative expenses.

Interest and Finance Costs

Interest and finance costs amounted to $19.0 million for the six months ended September 30, 2024, a decrease of $1.7 million, or 8.5%, from $20.7 million for the six months ended September 30, 2023. The decrease of $1.7 million during this period was mainly due to a decrease of $1.8 million in loan interest on our long-term debt, which was driven by a decrease in average indebtedness, excluding deferred financing fees, from $652.4 million for the six months ended September 30, 2023 to $599.9 million for the six months ended September 30, 2024.

Interest Income

Interest income amounted to $8.2 million for the six months ended September 30, 2024, compared to $3.7 million for the six months ended September 30, 2023. The increase of $4.5 million is mainly attributable to higher average cash balances for the six months ended September 30, 2024 when compared to the six months ended September 30, 2023.

Unrealized Gain/(Loss) on Derivatives

Unrealized loss on derivatives amounted to $6.0 million for the six months ended September 30, 2024, compared to a gain of $4.4 million for the six months ended September 30, 2023. The $10.4 million unfavorable change is primarily attributable to an unfavorable change in the fair value of our interest rate swaps caused by changes in forward SOFR yield curves and changes in notional amounts.

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

	Three months ended		Six months ended
(in U.S. dollars, except fleet data)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Financial Data
Adjusted EBITDA (1)	$46,151,691	$104,564,452	$124,109,084	$179,414,324
Fleet Data
Calendar days (2)	1,932	1,932	3,843	3,843
Time chartered-in days (3)	340	416	704	780
Available days (4)(5)	2,207	2,283	4,467	4,501
Average Daily Results
Time charter equivalent rate (5)(6)	$37,010	$62,846	$43,705	$56,597
Daily vessel operating expenses (7)	$10,114	$10,858	$10,414	$10,622

(1)	Adjusted EBITDA is an unaudited non-U.S. GAAP measure and represents net income/(loss) before interest and finance costs, unrealized (gain)/loss on derivatives, realized (gain)/loss on interest rate swaps, stock-based compensation expense, impairment, and depreciation and amortization and is used as a supplemental measure by management to assess our financial and operating performance. We believe that adjusted EBITDA assists our management and investors by increasing the comparability of our performance from period to period and management makes business and resource-allocation decisions based on such comparisons. This increased comparability is achieved by excluding the potentially disparate effects between periods of derivatives, interest and finance costs, stock-based compensation expense, impairment, and depreciation and amortization expense, which items are affected by various and possibly changing financing methods, capital structure and historical cost basis and which items may significantly affect net income/(loss) between periods. We believe that including adjusted EBITDA as a financial and operating measure benefits investors in selecting between investing in us and other investment alternatives.

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

The following table sets forth a reconciliation of net income to Adjusted EBITDA (unaudited) for the periods presented:

	Three months ended		Six months ended
(in U.S. dollars)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net income	$9,428,605	$76,512,665	$60,716,745	$128,233,802
Interest and finance costs	9,438,273	10,314,881	18,956,703	20,718,730
Unrealized (gain)/loss on derivatives	5,583,238	(1,560,594)	6,004,865	(4,419,868)
Realized gain on interest rate swaps	(1,667,809)	(1,928,217)	(3,385,058)	(3,775,981)
Stock-based compensation expense	5,998,722	4,179,798	7,274,181	4,956,405
Depreciation and amortization	17,370,662	17,045,919	34,541,648	33,701,236
Adjusted EBITDA	$46,151,691	$104,564,452	$124,109,084	$179,414,324

(2)	We define calendar days as the total number of days in a period during which each vessel in our fleet was owned or operated pursuant to a bareboat charter. Calendar days are an indicator of the size of the fleet over a period and affect both the amount of revenues and the amount of expenses that are recorded during that period.

(3)	We define time chartered-in days as the aggregate number of days in a period during which we time chartered-in vessels from third parties excluding off-hire days. Time chartered-in days are an indicator of the size of the fleet over a period and affect both the amount of revenues and the amount of charter hire expenses that are recorded during that period.

(4)	We define available days as the sum of calendar days and time chartered-in days (collectively representing our commercially-managed vessels) less aggregate off hire days associated with both unscheduled and scheduled maintenance, which include major repairs, drydockings, vessel upgrades or special or intermediate surveys. We use available days to measure the aggregate number of days in a period that our vessels should be capable of generating revenues.

Note that we have updated our definition of available days to include unscheduled maintenance as we believe it is more reflective of industry practice and more consistent with the practice used in the Helios Pool, which now accounts for more than 95% of our revenue.

(5)	Prior period amounts have been updated to conform to current period presentation.
(6)	Time charter equivalent rate, or TCE rate, is a non-U.S. GAAP measure of the average daily revenue performance of a vessel. TCE rate is a shipping industry performance measure used primarily to compare period‑to‑period changes in a shipping company’s performance despite changes in the mix of charter types (such as time charters, voyage charters) under which the vessels may be employed between the periods and is a factor in management’s business decisions and is useful to investors in understanding our underlying performance and business trends. Our method of calculating TCE rate is to divide revenue net of voyage expenses by available days for the relevant time period, which may not be calculated the same by other companies. Note that we have updated the denominator of our calculation of TCE to be our updated definition of available days (see note 4 above) as we believe it is more reflective of industry practice and more consistent with the practice used in the Helios Pool, which now accounts for more than 95% of our revenue.

The following table sets forth a reconciliation of revenues to TCE rate (unaudited) for the periods presented:

(in U.S. dollars, except operating days)	Three months ended		Six months ended
Numerator:	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenues	$82,433,480	$144,698,462	$196,786,522	$256,261,369
Voyage expenses	(752,552)	(1,221,228)	(1,557,537)	(1,519,611)
Time charter equivalent	$81,680,928	$143,477,234	$195,228,985	$254,741,758

Pool adjustment*	—	—	(2,050)	895,272
Time charter equivalent excluding pool adjustment*	$81,680,928	$143,477,234	$195,226,935	$255,637,030

Denominator:
Available days**	2,207	2,283	4,467	4,501
TCE rate:
Time charter equivalent rate**	$37,010	$62,846	$43,705	$56,597
TCE rate excluding pool adjustment*	$37,010	$62,846	$43,704	$56,796

* Adjusted for the effects of reallocations of pool profits in accordance with the pool participation agreements primarily resulting from the actual speed and consumption performance of the vessels operating in the Helios Pool exceeding the originally estimated speed and consumption levels.

**  Prior period amounts have been updated to conform to current period presentation of available days (see footnotes to tables above).

(7)	Daily vessel operating expenses are calculated by dividing vessel operating expenses by calendar days for the relevant time period.

Liquidity and Capital Resources

Our business is capital intensive, and our future success depends on our ability to maintain a high-quality fleet. As of September 30, 2024, we had cash and cash equivalents of $348.6 million and restricted cash of $0.9 million.

Our primary sources of capital during the six months ended September 30, 2024 were (i) the net cash proceeds from the issuance of our common stock in June 2024 amounted to approximately $84.4 million, net of underwriting discounts and commission, and legal and other offering costs, and (ii) $98.6 million in cash generated from operations. As of September 30, 2024, the outstanding balance of our long-term debt, net of deferred financing fees of $4.7 million, was $579.0 million including $53.8 million of principal on our long-term debt scheduled to be repaid within the next twelve months.

Operating expenses, including expenses to maintain the quality of our vessels in order to comply with international shipping standards and environmental laws and regulations, the funding of working capital requirements, long-term debt repayments, financing costs, commitments for the building of a VLGC/AC, the fabrication and installation of scrubber, and drydocking represent our short-term, medium-term and long-term liquidity needs as of September 30, 2024. We anticipate satisfying our liquidity needs for at least the next twelve months with cash on hand, cash from operations and, if needed, drawdowns on the revolving credit facility available under the 2023 A&R Debt Facility. We may also seek additional liquidity through alternative sources of debt financings and/or through equity financings by way of private or public offerings. However, if these sources are insufficient to satisfy our short-term liquidity needs, or to satisfy our future medium-term or long-term liquidity needs, we may need to seek alternative sources of financing and/or modifications of our existing credit facility and financing arrangements. There is no assurance that we will be able to obtain any such financing or modifications to our existing credit facility and financing arrangements on terms acceptable to us, or at all.

On June 7, 2024, we issued 2 million shares to the public at a price of $44.50 per share with proceeds totaling $89.0 million, less (i) $2.225 per share, or $4.5 million, of underwriting discounts and commissions, and (ii) $0.1 million of legal and other offering costs.

On February 2, 2022, our Board of Directors authorized the repurchase of up to $100.0 million of our common shares (the “2022 Common Share Repurchase Authority”). Under this authorization, when in force, purchases were and may be made at our discretion in the form of open market repurchase programs, privately negotiated transactions, accelerated share repurchase programs or a combination of these methods. The actual amount and timing of share repurchases are subject to capital availability, our determination that share repurchases are in the best interests of our shareholders, and market conditions. As of September 30, 2024, our total purchases under the 2022 Common Share Repurchase Authority totaled 75,000 shares for an aggregate consideration of $1.8 million. No repurchases under the 2022 Common Share Repurchase Authority were made during the six months ended September 30, 2024. We are not obligated to make any common share repurchases.

On April 25, 2024, we announced that our Board of Directors declared an irregular cash dividend of $1.00 per share of our common stock to all shareholders of record as of the close of business on May 8, 2024, totaling $40.6 million. We paid $40.4 million on May 29, 2024, with the remaining $0.2 million deferred until certain shares of restricted stock vest.

On July 24, 2024, we announced that our Board of Directors declared an irregular cash dividend of $1.00 per share of the Company’s common stock to all shareholders of record as of the close of business on August 8, 2024, totaling $42.8 million. We paid $42.6 million on August 21, 2024, with the remaining $0.2 million deferred until certain shares of restricted stock vest.

On August 5, 2024, we paid $1.1 million of dividends that had been deferred until the vesting of certain restricted stock.

On October 24, 2024, we announced that our Board of Directors declared an irregular cash dividend of $1.00 per share of the Company’s common stock totaling $42.8 million. The dividend is payable on or about November 25, 2024 to all shareholders of record as of the close of business on November 5, 2024.

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

Cash Flows

The following table summarizes our cash and cash equivalents provided by/(used in) operating, financing and investing activities for the six months ended September 30:

	September 30, 2024	September 30, 2023
Net cash provided by operating activities	$98,558,859	$163,567,062
Net cash used in investing activities	(1,030,260)	(9,357,508)
Net cash used in financing activities	(30,607,995)	(110,781,950)
Net increase in cash, cash equivalents, and restricted cash	$66,910,835	$43,244,997

Operating Cash Flows.  Net cash provided by operating activities for the six months ended September 30, 2024 was $98.6 million, compared to $163.6 million for the six months ended September 30, 2023. The decrease in cash generated from operations of $65.0 million is primarily related to reduced operating income.

Net cash flow from operating activities depends upon our overall profitability, spot market rates for vessels employed on voyage charters and in the Helios Pool, charter rates agreed to for time charters, the timing and amount of payments for drydocking expenditures and unscheduled repairs and maintenance, fluctuations in working capital balances and bunker costs.

Investing Cash Flows.  Net cash used in investing activities was $1.0 million for the six months ended September 30, 2024 compared with net cash used in investing activities of $9.4 million for the six months ended September 30, 2023. For the six months ended September 30, 2024, net cash used in investing activities was comprised of $2.8 million of payments for vessels under construction and vessel capital expenditures, partially offset by a $1.8 million maturity of available-for-sale debt securities. For the six months ended September 30, 2023, net cash used in investing activities was comprised of $7.3 million of capital expenditure payments for vessel capital expenditures and $2.0 million in purchases of investment securities.

Financing Cash Flows.  Net cash used in financing activities was $30.6 million for the six months ended September 30, 2024, compared with net cash used in financing activities of $110.8 million for the six months ended September 30, 2023. For the six months ended September 30, 2024, net cash used in financing activities consisted of (i) dividend payments of $84.0 million; (ii) repayments of long-term debt of $26.7 million; and (iii) payments to repurchase common stock of $4.3 million; partially offset by $84.4 million of net proceeds from an issuance of common shares ($89.0 million of gross proceeds less offering costs paid of $4.6 million).

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

As our vessels age and our fleet expands, our drydocking expenses will increase. We estimate the current cash outlay for a VLGC special survey to be approximately $1.2 million per vessel (excluding any capital improvements, such as scrubbers, ballast water management systems, energy saving devices, and performance improvement additions to the vessel that may be made during such drydockings) and the cost of an intermediate survey to be between $150,000 and $250,000 per vessel. Ongoing costs for compliance with environmental regulations are primarily included as part of our drydocking and classification society survey costs. In order to comply with current emissions regulations, we have installed scrubbers on fifteen of our vessels and have one chartered-in scrubber-equipped vessel, which allows us to burn heavy fuel oil. Our other non-dual fuel vessels currently consume compliant fuels on board (0.5% sulfur), which are readily available globally, but at a significantly higher cost. We have entered into a contract to fabricate a scrubber for installation on our newbuilding VLGC/AC with remaining commitments on this contract totaling $1.0 million as of September 30, 2024. We also have one newbuilding Dual-fuel ECO VLGC and three chartered-in dual-fuel vessels that have the capability to burn LPG as fuel, which we believe may provide an economic benefit over traditional fuel. Please see “Item 1A. Risk Factors—Risks Relating to Our Company—We may incur increasing costs for the drydocking, maintenance or replacement of our vessels as they age, and, as our vessels age, the risks associated with older vessels could adversely affect our ability to obtain profitable charters” in our Annual Report on Form 10-K for the year ended March 31, 2024.

On November 24, 2023, we entered into an agreement for a newbuilding VLGC/AC with a cargo carrying capacity of 93,000 cbm that can transport LPG or ammonia, which is expected to be delivered from Hanwha Ocean Co. Ltd. in the second calendar quarter of 2026. As of September 30, 2024 we had approximately $98.4 million of commitments under the newbuilding contracts outstanding that we expect to settle during certain milestones through the expected delivery of the vessel.

Debt Obligations

For information relating to our secured term loan facilities and Japanese financing arrangements, refer to Note 9 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2024 and Note 7 to our unaudited interim condensed consolidated financial statements for September 30, 2024 included herein.

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

As of September 30, 2024, independent appraisals of our technically-managed VLGCs in our fleet had no indications of impairment on any of our VLGCs in accordance with ASC 360 Property, Plant, and Equipment. No impairment charges were recognized for the six months ended September 30, 2024.

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

Interest Rate Risk

The LPG shipping industry is capital intensive, requiring significant amounts of investment. Much of this investment is provided in the form of long-term debt. One of our debt agreements, as described in Note 7 to our unaudited interim condensed consolidated financial statements, contains interest rates that fluctuate with SOFR. We have entered into interest rate swap agreements to hedge exposure to fluctuations of interest rate risk associated with that debt financing agreement and have hedged $156.0 million of amortizing principal under the 2023 A&R Debt Facility as of September 30, 2024 (corresponding to 80% of the outstanding indebtedness under that agreement) and thus increasing interest rates could adversely impact our future earnings due to additional interest expense on the unhedged portion of that debt. For the 12 months following September 30, 2024, a hypothetical increase or decrease of 20 basis points in the underlying SOFR rates would result in an increase or decrease of our interest expense on all of our non-hedged interest-bearing debt by $0.1 million assuming all other variables are held constant.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2024. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those internal control systems determined to be effective can provide only a level of reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the six months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The table below sets forth information regarding our purchases of our common shares during the quarterly period ended September 30, 2024:

			Total
			Number of
			Shares
			Purchased as
			Part of	Maximum Dollar
	Total		Publicly	Value of Shares
	Number	Average	Announced	that May Yet Be
	of Shares	Price Paid	Plans or	Purchased Under the
Period	Purchased	Per Share	Programs	Plan or Programs
July 1 to 31, 2024	—	$—	—	$98,226,993
August 1 to 31, 2024	—	—	—	98,226,993
September 1 to 30, 2024	114,638	37.16	—	98,226,993
Total	114,638	$37.16	—	$98,226,993

Purchases of our common shares during the quarterly period ended September 30, 2024 represent common shares reacquired in satisfaction of tax withholding obligations upon vesting of employee restricted equity awards.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2024, and as of September 30, 2024, no director or officer (as defined under Exchange Act Rule 16a-1(f)) of the Company has adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement”, as defined under Item 408(a) of Regulation S-K.

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

Dorian LPG Ltd.
(Registrant)

Date: October 30, 2024	/s/ John C. Hadjipateras
John C. Hadjipateras
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 30, 2024	/s/ Theodore B. Young
Theodore B. Young
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)