Form 10-Q
period 2024-12-31
DORIAN LPG LTD.
filed 2025-01-31
CIK 1596993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

As of January 27, 2025, there were 42,804,479 shares of the registrant’s common stock outstanding.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), including analyses and other information based on forecasts of future results and estimates of amounts not yet determinable and statements relating to our future prospects, developments and business strategies. We intend for these forward-looking statements to be covered by the safe harbor provided for under the sections referenced in the immediately preceding sentence and the PSLRA. Forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “likely,” “may,” “might,” “pending,” “plan,” “possible,” “potential,” “predict,” “project,” “seeks,” “should,” “targets,” “will,” “would,” and similar expressions, terms and phrases, including references to assumptions. Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to risks, uncertainties, and other factors, which could cause actual future activities and results of operations to differ materially from future results expressed, projected, or implied by those forward-looking statements in this quarterly report.

These risks include the risks that are identified in the “Risk Factors” section of this quarterly report and of our Annual Report on Form 10-K for the fiscal year ended March 31, 2024, and also include, among others, risks associated with the following:

●	our future operating or financial results;

●	our business strategies, including with respect to acquisitions and chartering, and expected capital spending or operating expenses, as well as any difficulty we may have in managing planned growth properly;

●	the cost and effects of cybersecurity incidents or other failures, interruptions, or security breaches of our systems or those of our customers or third-party providers, including software failures, unforeseeable security breaches, or incidents stemming from the misuse or intentional or unintentional misapplication of artificial intelligence in our business;

●	the strength of world economies;

●	the impact of the U.S. presidential election and congressional election results on the economy, future government laws and regulations and trade policy matters, such as the imposition of tariffs and other import restrictions;

●	shipping trends, including changes in charter rates applicable to alternative propulsion technologies, exhaust gas cleaning system (commonly referred to as “scrubbers”) equipped and non-scrubber equipped vessels, scrapping rates and vessel and other asset values;

●	changes in trading patterns that impact tonnage requirements, including without limitation, changes resulting from the ongoing conflicts in Ukraine and the Middle East, including the recent vessel attacks in the Red Sea, which has resulted in companies re-routing vessels around the Cape of Good Hope rather than transiting through the Suez Canal and/or the Red Sea;

●	compliance with laws, treaties, rules, regulations and policies (including amendments or other changes thereto) applicable to the liquefied petroleum gas, or LPG, shipping industry, including, without limitation, legislation adopted by international organizations such as the International Maritime Organization and the European Union or by individual countries, as well as the impact and costs of our compliance with, and the potential of liability under, such laws, treaties, rules, regulations and policies;

●	investors’, banks’, counterparties’ and other stakeholders’ increasing emphasis on environmental and safety concerns and increasing scrutiny and changing expectations with respect to public company Environmental, Social and Governance (“ESG”) policies and costs related to compliance with ESG measures;

●	general economic conditions and specific economic conditions in the oil and natural gas industry and the countries and regions where LPG is produced and consumed, including the impact of central bank policies, intended to combat inflation and rising interest rates, on the demand for LPG;

●	completion of infrastructure projects to support marine transportation of LPG, including export terminals and pipelines;

●	factors affecting supply of and demand for LPG including propane, butane, isobutane, propylene and mixtures of these gases, LPG shipping, and LPG vessels, including, among other things: the production levels, price and worldwide consumption and storage of oil, refined petroleum products and natural gas, including production from United States shale fields; any oversupply of or limited demand for LPG vessels comparable to ours or higher specification vessels; trade conflicts and the imposition of tariffs or otherwise on LPG resulting from domestic and international political and geopolitical conditions or events, including “trade wars”, the ongoing conflict between Russia and Ukraine, the developments in the Middle East, including the armed conflict in Israel and Gaza and the related Houthi's vessel attacks in the Red Sea; and shifts in consumer demand from LPG towards other energy sources;

●	any decrease in the value of the charter-free market values of our vessels or reduction in our charter hire rates and profitability associated with such vessels as a result of increase in the supply of or decrease in the demand for LPG, LPG shipping or LPG vessels;

●	business disruptions, including supply chain issues, due to damage to storage or receiving facilities, or natural disasters;

●	greater than anticipated levels of LPG vessel newbuilding orders or lower than anticipated rates of LPG vessel scrapping;

●	the aging of the Company’s fleet which could result in increased operating costs, impairment or loss of hire;

●	our ability to profitably employ our vessels, including vessels participating in the Helios Pool (defined below);

●	unavailability of spot charters and the volatility of prevailing spot market charter rates, which may affect our ability to realize the expected benefits from our time chartered-in vessels, including those in the Helios Pool;

●	failure of our charterers or other counterparties to meet their obligations under our charter agreements;

●	shareholders’ reliance on us to enforce our rights against contract counterparties;

●	competition in the LPG shipping industry, including our ability to compete successfully for future chartering opportunities and newbuilding opportunities (if any);

●	future purchase prices of newbuildings and secondhand vessels and timely deliveries of such vessels (if any) and, relatedly, the risks associated with the purchase of second-hand vessels;

●	the performance of the Helios Pool, including the failure of its significant customers to perform their obligations and the loss or reduction in business from its significant customers (or if the same were to occur with respect to our significant customers);

●	the availability of and our ability to obtain such financing and capital to refinance existing indebtedness and to fund capital expenditures, acquisitions and other general corporate purposes, the terms of such financing

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

The cash dividends referenced in this report are irregular dividends. All declarations of dividends are subject to the determination and discretion of our Board of Directors based on its consideration of various factors, including the Company’s results of operations, financial condition, level of indebtedness, anticipated capital requirements, contractual restrictions, restrictions in its debt agreements, restrictions under applicable law, its business prospects and other factors that our Board of Directors may deem relevant. The Board of Directors, in its sole discretion, may increase, decrease or eliminate the dividend at any time.

As used in this quarterly report and unless otherwise indicated, references to “Dorian,” the “Company,” “we,” “our,” “us,” or similar terms refer to Dorian LPG Ltd. and its subsidiaries.

Dorian LPG Ltd.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dorian LPG Ltd.

Unaudited Condensed Consolidated Balance Sheets

(Expressed in United States Dollars, except for share data)

	As of	As of
	December 31, 2024	March 31, 2024
Assets
Current assets
Cash and cash equivalents	$314,532,172	$282,507,971
Trade receivables, net and accrued revenues	990,655	659,567
Due from related parties	73,615,519	52,352,942
Inventories	2,348,389	2,393,379
Available-for-sale debt securities	10,001,336	11,530,939
Derivative instruments	946,554	5,139,056
Prepaid expenses and other current assets	12,716,507	14,297,917
Total current assets	415,151,132	368,881,771
Fixed assets
Vessels, net	1,164,143,821	1,208,588,213
Vessel under construction	24,745,465	23,829,678
Total fixed assets	1,188,889,286	1,232,417,891
Other non-current assets
Deferred charges, net	13,967,496	12,544,098
Derivative instruments	5,198,407	4,145,153
Due from related parties—non-current	26,400,000	25,300,000
Restricted cash—non-current	73,466	75,798
Operating lease right-of-use assets	167,583,682	191,700,338
Other non-current assets	2,795,694	2,585,116
Total assets	$1,820,059,163	$1,837,650,165
Liabilities and shareholders’ equity
Current liabilities
Trade accounts payable	$9,250,677	$10,185,962
Accrued expenses	3,505,020	3,948,420
Due to related parties	2,291,072	7,283
Deferred income	695,512	486,868
Current portion of long-term operating lease liabilities	34,243,891	32,491,122
Current portion of long-term debt	53,880,102	53,543,315
Dividends payable	757,516	1,149,665
Total current liabilities	104,623,790	101,812,635
Long-term liabilities
Long-term debt—net of current portion and deferred financing fees	512,031,157	551,549,215
Long-term operating lease liabilities	133,356,317	159,226,326
Other long-term liabilities	1,539,051	1,528,906
Total long-term liabilities	646,926,525	712,304,447
Total liabilities	751,550,315	814,117,082
Commitments and contingencies	—	—
Shareholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued nor outstanding	—	—
Common stock, $0.01 par value, 450,000,000 shares authorized, 54,294,696 and 51,995,027 shares issued, 42,804,479 and 40,619,448 shares outstanding (net of treasury stock), as of December 31, 2024 and March 31, 2024, respectively	542,947	519,950
Additional paid-in-capital	866,076,755	772,714,486
Treasury stock, at cost; 11,490,217 and 11,375,579 shares as of December 31, 2024 and March 31, 2024, respectively	(131,096,907)	(126,837,239)
Retained earnings	332,986,053	377,135,886
Total shareholders’ equity	1,068,508,848	1,023,533,083
Total liabilities and shareholders’ equity	$1,820,059,163	$1,837,650,165

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dorian LPG Ltd.

Unaudited Condensed Consolidated Statements of Operations

(Expressed in United States Dollars)

	Three months ended		Nine months ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Revenues
Net pool revenues—related party	$78,022,488	$155,922,970	$267,307,186	$398,160,923
Time charter revenues	2,433,411	6,410,997	8,280,751	19,310,237
Other revenues, net	210,880	730,536	1,865,364	1,854,712
Total revenues	80,666,779	163,064,503	277,453,301	419,325,872
Expenses
Voyage expenses	950,842	772,879	2,508,379	2,292,490
Charter hire expenses	10,586,115	8,359,808	31,082,323	30,975,037
Vessel operating expenses	21,439,514	19,196,097	61,459,709	60,015,602
Depreciation and amortization	17,497,383	17,380,846	52,039,031	51,082,082
General and administrative expenses	7,464,856	7,659,466	34,347,576	30,456,251
Total expenses	57,938,710	53,369,096	181,437,018	174,821,462
Other income—related parties	655,365	645,454	1,936,762	1,946,837
Operating income	23,383,434	110,340,861	97,953,045	246,451,247
Other income/(expenses)
Interest and finance costs	(8,884,499)	(10,076,638)	(27,841,202)	(30,795,368)
Interest income	3,797,264	2,903,622	11,986,945	6,624,594
Unrealized gain/(loss) on derivatives	2,865,617	(6,070,320)	(3,139,248)	(1,650,452)
Realized gain on derivatives	838,906	1,916,347	4,210,274	5,692,328
Other gain/(loss), net	(638,894)	959,041	(1,091,241)	1,884,366
Total other income/(expenses), net	(2,021,606)	(10,367,948)	(15,874,472)	(18,244,532)
Net income	$21,361,828	$99,972,913	$82,078,573	$228,206,715

Weighted average shares outstanding:
Basic	42,574,256	40,350,476	41,995,129	40,202,758
Diluted	42,595,323	40,507,503	42,114,087	40,371,134

Earnings per common share—basic	$0.50	$2.48	$1.95	$5.68
Earnings per common share—diluted	$0.50	$2.47	$1.95	$5.65

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dorian LPG Ltd.

Unaudited Condensed Consolidated Statements of Shareholders’ Equity

(Expressed in United States Dollars, except for number of shares)

	Number of			Additional
	common	Common	Treasury	paid-in	Retained
	shares	stock	stock	capital	Earnings	Total
Balance, April 1, 2023	51,630,593	$516,306	$(122,896,838)	$764,383,292	$231,843,562	$873,846,322
Net income for the period	—	—	—	—	51,721,137	51,721,137
Restricted share award issuances	23,750	238	—	(238)	—	—
Dividend ($1.00 per common share)	—	—	—	—	(40,382,730)	(40,382,730)
Stock-based compensation	—	—	—	776,607	—	776,607
Purchase of treasury stock	—	—	(352,627)	—	—	(352,627)
Balance, June 30, 2023	51,654,343	$516,544	$(123,249,465)	$765,159,661	$243,181,969	$885,608,709
Net income for the period	—	—	—	—	76,512,665	76,512,665
Restricted share award issuances	301,065	3,010	—	(3,010)	—	—
Dividend ($1.00 per common share)	—	—	—	—	(40,570,888)	(40,570,888)
Stock-based compensation	—	—	—	4,179,798	—	4,179,798
Purchase of treasury stock	—	—	(2,421,069)	—	—	(2,421,069)
Balance, September 30, 2023	51,955,408	$519,554	$(125,670,534)	$769,336,449	$279,123,746	$923,309,215
Net income for the period	—	—	—	—	99,972,913	99,972,913
Dividend ($1.00 per common share)	—	—	—	—	(40,607,892)	(40,607,892)
Stock-based compensation	—	—	—	1,384,080	—	1,384,080
Balance, December 31, 2023	51,955,408	$519,554	$(125,670,534)	$770,720,529	$338,488,767	$984,058,316

	Number of			Additional
	common	Common	Treasury	paid-in	Retained
	shares	stock	stock	capital	Earnings	Total
Balance, April 1, 2024	51,995,027	$519,950	$(126,837,239)	$772,714,486	$377,135,886	$1,023,533,083
Net income for the period	—	—	—	—	51,288,140	51,288,140
Common share issuance	2,000,000	20,000	—	84,367,701	—	84,387,701
Dividend ($1.00 per common share)	—	—	—	—	(40,619,448)	(40,619,448)
Stock-based compensation	—	—	—	1,275,459	—	1,275,459
Balance, June 30, 2024	53,995,027	$539,950	$(126,837,239)	$858,357,646	$387,804,578	$1,119,864,935
Net income for the period	—	—	—	—	9,428,605	9,428,605
Common share issuance	—	—	—	21,660	—	21,660
Restricted share award issuances	299,669	2,997	—	(2,997)	—	—
Dividend ($1.00 per common share)	—	—	—	—	(42,804,479)	(42,804,479)
Stock-based compensation	—	—	—	5,998,722	—	5,998,722
Purchase of treasury stock	—	—	(4,259,668)	—	—	(4,259,668)
Balance, September 30, 2024	54,294,696	$542,947	$(131,096,907)	$864,375,031	$354,428,704	$1,088,249,775
Net income for the period	—	—	—	—	21,361,828	21,361,828
Dividend ($1.00 per common share)	—	—	—	—	(42,804,479)	(42,804,479)
Stock-based compensation	—	—	—	1,701,724	—	1,701,724
Balance, December 31, 2024	54,294,696	$542,947	$(131,096,907)	$866,076,755	$332,986,053	$1,068,508,848

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dorian LPG Ltd.

Unaudited Condensed Consolidated Statements of Cash Flows

(Expressed in United States Dollars)

	Nine months ended
	December 31, 2024	December 31, 2023
Cash flows from operating activities:
Net income	$82,078,573	$228,206,715
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,039,031	51,082,082
Non-cash lease expense	24,099,375	21,280,972
Amortization of financing costs	934,640	927,988
Unrealized loss on derivatives	3,139,248	1,650,452
Stock-based compensation expense	8,975,905	6,340,485
Unrealized foreign currency loss, net	111,686	217,774
Other non-cash items, net	953,768	(2,964,462)
Changes in operating assets and liabilities
Trade receivables, inventories, prepaid expenses, and other current and non-current assets	229,943	(2,276,574)
Due from related parties	(22,362,577)	(41,888,640)
Operating lease liabilities—current and long-term	(24,099,934)	(20,375,268)
Trade accounts payable	(17,466)	(115,232)
Accrued expenses and other liabilities	(466,208)	(1,588,974)
Due to related parties	2,283,789	(9,045)
Payments for drydocking costs	(5,082,075)	(6,279,438)
Net cash provided by operating activities	122,817,698	234,208,835
Cash flows from investing activities:
Payments for vessel under construction and other capital expenditures for vessels	(5,672,793)	(7,951,447)
Purchase of investment securities	(213,592)	(5,978,390)
Proceeds from sale of investment securities	—	4,029,944
Proceeds from maturity of available-for-sale debt securities	1,800,000	—
Net cash used in investing activities	(4,086,385)	(9,899,893)
Cash flows from financing activities:
Repayment of long-term debt borrowings	(40,115,911)	(39,793,164)
Repurchase of common stock	(4,259,668)	(2,773,696)
Dividends paid	(126,620,555)	(121,924,216)
Proceeds from common share issuances	89,000,000	—
Equity offering costs paid	(4,590,638)	—
Net cash used in financing activities	(86,586,772)	(164,491,076)
Effects of exchange rates on cash and cash equivalents	(122,672)	(153,980)
Net increase in cash, cash equivalents, and restricted cash	32,021,869	59,663,886
Cash, cash equivalents, and restricted cash at the beginning of the period	282,583,769	148,873,650
Cash, cash equivalents, and restricted cash at the end of the period	$314,605,638	$208,537,536

Supplemental disclosure of cash flow information
Cash paid for interest excluding interest capitalized to vessels	$25,927,772	$28,850,983
Cash paid for operating leases	31,885,110	31,317,200
Capitalized drydocking costs included in liabilities	1,191,865	735,747
Vessel-related capital expenditures included in liabilities	194,185	1,563,580
Unpaid dividends included in liabilities	757,516	893,155
Financing costs included in liabilities	663,600	1,112,750

Reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the total amount of such items reported in the statements of cash flows:
Cash and cash equivalents	$314,532,172	$208,460,209
Restricted cash—non-current	73,466	77,327
Cash and cash equivalents and restricted cash at end of period shown in the statement of cash flows	$314,605,638	$208,537,536

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dorian LPG Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

(Expressed in United States Dollars)

1. Basis of Presentation and General Information

Dorian LPG Ltd. (“Dorian”) was incorporated on July 1, 2013 under the laws of the Republic of the Marshall Islands, is headquartered in the United States, and is engaged in the transportation of liquefied petroleum gas (“LPG”) worldwide. Specifically, Dorian and its subsidiaries (together “we”, “us”, “our”, or the “Company”) are focused on owning and operating very large gas carriers (“VLGCs”), each with a cargo carrying capacity of greater than 80,000 cbm, in the LPG shipping industry. As of December 31, 2024, our fleet consists of twenty-five VLGCs, including one dual-fuel 84,000 cbm ECO-design VLGC, or our Dual-fuel ECO VLGC; nineteen fuel-efficient 84,000 cbm ECO-design VLGCs, or our ECO VLGCs; one 82,000 cbm modern VLGC; three time chartered-in dual-fuel Panamax size VLGCs; and one time chartered-in ECO Panamax VLGC. On November 24, 2023, we entered into a shipbuilding contract for a newbuilding Very Large Gas Carrier / Ammonia Carrier (“VLGC/AC”) with a cargo carrying capacity of 93,000 cbm that can transport LPG or ammonia and is expected to be delivered from Hanwha Ocean Co. Ltd. in the second calendar quarter of 2026. We provide in-house commercial management services for all of our vessels, including our vessels deployed in the Helios Pool (defined below), which may also receive commercial management services from MOL Energia (defined below). Excluding our time chartered-in vessels, we provide in-house technical management services for all of our vessels, including our vessels deployed in the Helios Pool.

Sixteen of our ECO-VLGCs, including one of our time chartered-in ECO-VLGCs, are equipped with exhaust gas cleaning systems (commonly referred to as “scrubbers”) to reduce sulfur emissions and, as of December 31, 2024, we have a contractual commitment to fabricate a scrubber on our newbuilding VLGC/AC. Additionally, one of the chartered-in dual-fuel Panamax size VLGCs is equipped with a shaft generator, which generates additional electricity that can be used to reduce fuel consumption and carbon emissions.

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

Our subsidiaries as of December 31, 2024, which are all wholly-owned and are incorporated in the Republic of the Marshall Islands (unless otherwise noted), are listed below.

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
Dorian LPG FFAS LLC
Dorian LPG US Lease Finance LLC
Dorian LPG Nippon Lease LLC
(1)	CBM: Cubic meters, a standard measure for LPG tanker capacity
(2)	Operated pursuant to a bareboat charter agreement as of December 31, 2024. Refer to Note 7 below for further information.
(3)	The vessel is expected to be delivered in calendar year 2026.

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

SEC Climate-Related Disclosures

In March 2024, the U.S. Securities and Exchange Commission ("SEC") adopted the final rule under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors, intended to enhance and standardize climate-related disclosures in registration statements and annual reports. The proposed rules would require disclosure of certain climate-related information in registration statements and annual reports, including information about a registrant’s climate-related risks that have materially impacted, or are reasonably likely to have a material impact on its business, results of operations, or financial condition. In addition, certain disclosures related to severe weather events and other natural conditions will be required in the registrant’s audited financial statements. In April 2024, the SEC voluntarily stayed the final rule as a result of pending legal challenges. Disclosure requirements will begin phasing in for fiscal years beginning on or after January 1, 2025, pending resolution of the stay. We are currently evaluating the impact of these potential new rules on our financial statements and disclosures.

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

Dorian LPG (USA) LLC and its subsidiaries entered into an agreement with DHSA, retroactive to July 2014 and superseding an agreement between Dorian LPG (UK) Ltd. and DHSA, for the provision by Dorian LPG (USA) LLC and its subsidiaries of certain chartering and marine operation services to DHSA, for which income was earned and included in “Other income-related parties” totaling less than $0.1 million for both the three months ended December 31, 2024 and 2023 and less than $0.1 million for the nine months ended December 31, 2024 and $0.1 million for the nine months ended December 31, 2023.

As of December 31, 2024 and March 31, 2024, there was nothing due from DHSA.

Helios LPG Pool LLC

On April 1, 2015, Dorian and MOL Energia began operations of the Helios Pool, which entered into pool participation agreements for the purpose of establishing and operating, as charterer, under variable rate time charters to be entered into with owners or disponent owners of VLGCs, a commercial pool of VLGCs whereby revenues and expenses are shared. We hold a 50% interest in the Helios Pool as a joint venture with MOL Energia and all significant rights and obligations are equally shared by both parties. All profits of the Helios Pool are distributed to the pool participants based on pool points (see below for description of pool points) assigned to each vessel as variable charter hire and, as a result, there are no profits available to the equity investors as a share of equity. We have determined that the Helios Pool is a variable interest entity as it does not have sufficient equity at risk. We do not consolidate the Helios Pool because we are not the primary beneficiary and do not have a controlling financial interest. In consideration of Accounting Standards Codification (“ASC”) 810-10-50-4e, the significant factors considered and judgments made in determining that the power to direct the activities of the Helios Pool that most significantly impact the entity’s economic performance are shared, in that all significant performance activities which relate to approval of pool policies and strategies related to pool customers and the marketing of the pool for the procurement of customers for the pool vessels, addition of new pool vessels and the pool cost management, require unanimous board consent from a board consisting of two members from each joint venture investor. Further, in accordance with the guidance in ASC 810-10-25-38D, the Company and MOL Energia are not related parties as defined in ASC 850 nor are they de facto agents pursuant to ASC 810-10, the power over the significant activities of the Helios Pool is shared, and no party is the primary beneficiary in the Helios Pool or has a controlling financial interest. As of December 31, 2024, the Helios Pool operated twenty-nine VLGCs, including twenty-five vessels from our fleet (including four vessels time chartered-in from unrelated parties) and three MOL Energia vessels, and one time chartered-in vessel.

As of December 31, 2024, we had net receivables from the Helios Pool of $97.7 million (net of amounts due to Helios Pool of $2.3 million which are reflected under “Due to related Parties”), including $26.4 million of working capital contributed for the operation of our vessels in the pool. As of March 31, 2024, we had net receivables from the Helios Pool of $77.6 million (net of an amount due to Helios Pool of $0.1 million which are reflected under “Due to related Parties”), including $25.3 million of working capital contributed for the operation of our vessels in the pool. Our maximum exposure to losses from the pool as of December 31, 2024 is limited to the receivables from the pool. The Helios Pool does not have any third-party debt obligations. The Helios Pool has entered into commercial management agreements with each of Dorian LPG (DK) ApS and MOL Energia and has appointed both as the exclusive commercial managers of pool vessels. Fees for such services earned by Dorian LPG (DK) ApS are included in “Other income-related parties” in the unaudited interim condensed consolidated statement of operations and were $0.6 million for both the three months ended December 31, 2024, and 2023, respectively, and $1.8 million for both the nine months ended December 31, 2024, and 2023, respectively. Additionally, we receive reimbursement of expenses such as costs for security guards, war risk insurance, and certain other voyage costs for vessels operating in the Helios Pool, for which we earned $0.1 million and $0.4 million for the three months ended December 31, 2024, and 2023, respectively, and $0.9 million and $0.8 million for the nine months ended December 31, 2024, and 2023, respectively and are included in “Other revenues, net” in the unaudited interim condensed consolidated statements of operations.

Through our vessel owning subsidiaries, we have chartered vessels to the Helios Pool during the nine months ended December 31, 2024 and 2023. The time charter revenue from the Helios Pool is variable depending upon the net results of the pool, available days and pool points for each vessel. The Helios Pool enters into voyage and time charters with external parties and receives freight and related revenue and, where applicable, incurs voyage costs such as bunkers, port costs and commissions. At the end of each month, the Helios Pool calculates net pool revenues using gross revenues, less voyage expenses of all pool vessels, less fixed time charter hire for any chartered-in vessels, less the general and administrative expenses of the pool as variable rate time charter hire for the relevant vessel to participants based on pool points (vessel attributes such as cargo carrying capacity, scrubber-equipped, fuel efficiency, fuel-type consumed, and speed are taken into consideration) and number of days the vessel participated in the pool in the period. In accordance with the pool participation agreements, pool points are finalized in arrears every six months ending September 30 and March 31 and pool profits are reallocated based on the actual recorded speed and consumption performance for each vessel operating in the Helios Pool during the preceding six-month period. Net pool revenues, less any amounts required for working capital of the Helios Pool, are distributed, to the extent they have been collected from third-party customers of the Helios Pool. We recognize net pool revenues on a monthly basis, when each relevant vessel has participated in the pool during the period and the amount of net pool revenues for the month can be estimated reliably. Revenue earned from the Helios Pool is presented in Note 12.

4. Deferred Charges, Net

The analysis and movement of deferred charges is presented in the table below:

Drydocking
costs
Balance, April 1, 2024	$12,544,098
Additions	5,094,161
Amortization	(3,670,763)
Balance, December 31, 2024	$13,967,496

5. Vessels, Net

		Accumulated
	Cost	depreciation	Net book Value
Balance, April 1, 2024	$1,733,196,909	$(524,608,696)	$1,208,588,213
Other additions	3,923,875	—	3,923,875
Depreciation	—	(48,368,267)	(48,368,267)
Balance, December 31, 2024	$1,737,120,784	$(572,976,963)	$1,164,143,821

Additions to vessels, net, mainly consisted of scrubber purchases and installation costs and other capital improvements for certain of our VLGCs during the nine months ended December 31, 2024. Our vessels, with a total carrying value of $1,133.6 million and $1,175.6 million as of December 31, 2024 and March 31, 2024, respectively, are first-priority mortgaged as collateral for our long-term debt (refer to Note 7 below). Captain John NP is our only VLGC that is not first-priority mortgaged as collateral for our long-term debt as of December 31, 2024 and March 31, 2024. As of December 31, 2024, we obtained independent appraisals of the technically managed VLGCs in our fleet and concluded that there were no indicators of impairment in accordance with ASC 360 Property, Plant, and Equipment.

6. Vessel Under Construction

On November 24, 2023 we entered into an agreement for a newbuilding VLGC/AC with a cargo carrying capacity of 93,000 cbm that can transport LPG or ammonia, which is expected to be delivered from Hanwha Ocean Co. Ltd. in the second calendar quarter of 2026. The analysis and movement of vessel under construction is presented in the table below:

Net book Value
Balance, April 1, 2024	$23,829,678
Other capitalized expenditures	915,787
Balance, December 31, 2024	$24,745,465

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

We were in compliance with all financial covenants as of December 31, 2024.

BALCAP Facility

Refer to Note 9 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2024 for information on our $83.4 million debt financing facility that we entered into on December, 29 2021 with Banc of America Leasing & Capital, LLC and other financial institutions (the “BALCAP Facility”).

We were in compliance with all financial covenants as of December 31, 2024.

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

Debt Obligations

The table below presents our debt obligations:

	December 31, 2024	March 31, 2024
2023 A&R Debt Facility	$190,000,000	$205,000,000

Japanese Financings
Corsair Japanese Financing	$28,708,334	$31,145,834
Cresques Japanese Financing	24,282,523	25,608,991
Cratis Japanese Financing	38,440,000	41,500,000
Copernicus Japanese Financing	38,440,000	41,500,000
Chaparral Japanese Financing	57,974,168	59,896,473
Caravelle Japanese Financing	39,800,000	42,500,000
Cougar Japanese Financing	41,000,000	43,700,000
Captain Markos Dual-Fuel Japanese Financing	51,380,000	53,270,000
Total Japanese Financings	$320,025,025	$339,121,298

BALCAP Facility	$60,310,821	$66,330,459

Total debt obligations	$570,335,846	$610,451,757
Less: deferred financing fees	4,424,587	5,359,227
Debt obligations—net of deferred financing fees	$565,911,259	$605,092,530

Presented as follows:
Current portion of long-term debt	$53,880,102	$53,543,315
Long-term debt—net of current portion and deferred financing fees	512,031,157	551,549,215
Total	$565,911,259	$605,092,530

Deferred Financing Fees

The analysis and movement of deferred financing fees is presented in the table below:

Financing
costs
Balance, April 1, 2024	$5,359,227
Amortization	(934,640)
Balance, December 31, 2024	$4,424,587

8. Leases

Time charter-in contracts

During the nine months ended December 31, 2024, we did not take delivery of any time chartered-in VLGCs and, as such, no new right-of-use asset or lease liability were recognized. As of December 31, 2024, right-of-use assets and lease liabilities related to all of our time charter-in VLGCs totaled $166.7 million and were recognized on our balance sheet. Our time chartered-in VLGCs were deployed in the Helios Pool and earned net pool revenues of $14.5 million and $27.4 million for the three months ended December 31, 2024 and 2023, respectively and $45.6 million and $73.6 million for the nine months ended December 31, 2024 and 2023, respectively.

Charter hire expenses for the VLGCs time chartered in were as follows:

	Three months ended		Nine months ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Charter hire expenses	$10,586,115	$8,359,808	$31,082,323	$30,975,037

Office leases

We currently have operating leases for our offices in Stamford, Connecticut, USA; Copenhagen, Denmark; and Athens, Greece, which we determined to be operating leases and record the lease expense as part of general and administrative expenses in our unaudited interim condensed consolidated statements of operations. We did not enter into any new office leases and did not renew any office leases during the nine months ended December 31, 2024.

Operating lease rent expense related to our office leases was as follows:

	Three months ended		Nine months ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Operating lease rent expense	$142,743	$140,991	$404,604	$419,567

For our office leases and time charter-in agreements, the discount rate used ranged from 4.92% to 6.34%. The weighted average discount rate used to calculate the lease liability was 5.81%. The weighted average remaining lease term of our office leases and time chartered-in vessels as of December 31, 2024 is 59.1 months.

Our operating lease right-of-use asset and lease liabilities as of December 31, 2024 and March 31, 2024 were as follows:

Description	Location on Balance Sheet	December 31, 2024	March 31, 2024
Assets:
Non-current
Office leases	Operating lease right-of-use assets	$840,522	$1,194,974
Time charter-in VLGCs	Operating lease right-of-use assets	$166,743,160	$190,505,364

Liabilities:
Current
Office Leases	Current portion of long-term operating leases	$384,265	$448,317
Time charter-in VLGCs	Current portion of long-term operating leases	$33,859,626	$32,042,805

Long-term
Office Leases	Long-term operating leases	$472,783	$763,767
Time charter-in VLGCs	Long-term operating leases	$132,883,534	$158,462,559

Maturities of operating lease liabilities as of December 31, 2024 were as follows:

Less than one year	$42,896,359
One to three years	76,159,548
Three to five years	64,080,000
More than five years	9,134,389
Total undiscounted lease payments	192,270,296
Less: imputed interest	(24,670,088)
Carrying value of operating lease liabilities	$167,600,208

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

On October 24, 2024, we announced that our Board of Directors declared an irregular cash dividend of $1.00 per share of the Company’s common stock to all shareholders of record as of the close of business on November 5, 2024, totaling $42.8 million. We paid $42.6 million on November 22, 2024, with the remaining $0.2 million deferred until certain shares of restricted stock vest.

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

On February 2, 2022, our Board of Directors authorized the repurchase of up to $100.0 million of our common shares (the “2022 Common Share Repurchase Authority”). Under this authorization, when in force, purchases were and may be made at our discretion in the form of open market repurchase programs, privately negotiated transactions, accelerated share repurchase programs or a combination of these methods. The actual amount and timing of share repurchases are subject to capital availability, our determination that share repurchases are in the best interests of our shareholders, and market conditions. As of December 31, 2024, our total purchases under the 2022 Common Share Repurchase Authority totaled 75,000 shares for an aggregate consideration of $1.8 million. No repurchases under the 2022 Common Share Repurchase Authority were made during the nine months ended December 31, 2024. We are not obligated to make any common share repurchases.

11. Stock-Based Compensation Plans

Our stock-based compensation expense is included within general and administrative expenses in the unaudited condensed consolidated statements of operations and was $1.7 million and $1.4 million for the three months ended December 31, 2024 and 2023 and $9.0 and $6.3 for the nine months ended December 31, 2024 and 2023, respectively. Unrecognized compensation cost was $7.0 million as of December 31, 2024 and will be recognized over a remaining weighted average life of 1.38 years. For more information on our equity incentive plan, refer to Note 12 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2024.

A summary of the activity of restricted shares and units awarded under our equity incentive plan as of December 31, 2024 and changes during the nine months ended December 31, 2024, is as follows:

		Weighted-Average
		Grant-Date
Incentive Share/Unit Awards	Number of Shares/Units	Fair Value
Unvested as of April 1, 2024	307,873	$23.16
Granted	296,110	37.16
Vested	(330,987)	27.37
Unvested as of December 31, 2024	272,996	$36.06

The total fair value of restricted shares that vested during the nine months ended December 31, 2024 totaled $12.3 million, which is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

12. Revenues

Revenues comprise the following:

	Three months ended		Nine months ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Net pool revenues—related party	$78,022,488	$155,922,970	$267,307,186	$398,160,923
Time charter revenues	2,433,411	6,410,997	8,280,751	19,310,237
Other revenues, net	210,880	730,536	1,865,364	1,854,712
Total revenues	$80,666,779	$163,064,503	$277,453,301	$419,325,872

Net pool revenues—related party depend upon the net results of the Helios Pool, and the available days and pool points for each vessel. Refer to Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2024.

Other revenues, net mainly represent claim reimbursements and income from charterers relating to reimbursement of voyage expenses, such as costs for war risk insurance and security guards.

13.  Financial Instruments and Fair Value Disclosures

Our principal financial assets consist of cash and cash equivalents, investment securities, amounts due from related parties, derivative instruments, trade accounts receivable, prepaid expenses and other current assets. Our principal financial liabilities consist of long-term debt, accounts payable, amounts due to related parties, and accrued liabilities.

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

Additionally, we have, at times, taken positions in freight forward agreements (“FFAs”) as economic hedges to reduce the risk related to vessels trading in the spot market and to take advantage of fluctuations in market prices. Customary requirements for trading FFAs include the maintenance of initial and variation margins based on expected volatility, open position and mark-to-market of the contracts. FFAs are recorded as assets/liabilities until they are settled. Changes in fair value prior to settlement are recorded in unrealized gain/(loss) on derivatives. Upon settlement, if the contracted charter rate is less than the average of the rates for the specified route and time period, as reported by an identified index, the seller of the FFA is required to pay the buyer the settlement sum, being an amount equal to the difference between the contracted rate and the settlement rate, multiplied by the number of days in the specified period covered by the FFA. Conversely, if the contracted rate is greater than the settlement rate, the buyer is required to pay the seller the settlement sum. Settlement of FFAs are recorded in realized gain/(loss) on derivatives. FFAs are considered Level 2 items in accordance with the fair value hierarchy. We had no outstanding FFAs as of December 31, 2024.

The following table summarizes the location on the balance sheet of the financial assets and liabilities that are carried at fair value on a recurring basis, which comprise our financial derivatives, all of which are considered Level 2 items in accordance with the fair value hierarchy as of:

	December 31, 2024		March 31, 2024
	Current assets	Current liabilities	Current assets	Current liabilities
Derivatives not designated as hedging instruments	Derivative instruments	Derivative instruments	Derivative instruments	Derivative instruments
Interest rate swap agreements	$946,554	$—	$5,139,056	$—

	December 31, 2024		March 31, 2024
	Other non-current assets	Long-term liabilities	Other non-current assets	Long-term liabilities
Derivatives not designated as hedging instruments	Derivative instruments	Derivative instruments	Derivative instruments	Derivative instruments
Interest rate swap agreements	$5,198,407	$—	$4,145,153	$—

The effect of derivative instruments within the unaudited interim condensed consolidated statements of operations for the periods presented is as follows:

		Three months ended
Derivatives not designated as hedging instruments	Location of gain/(loss) recognized	December 31, 2024	December 31, 2023
Forward freight agreements—change in fair value	Unrealized gain on derivatives	$46,220	$—
Interest rate swaps—change in fair value	Unrealized gain/(loss) on derivatives	$2,819,397	$(6,070,320)
Forward freight agreements—realized loss	Realized loss on derivatives	(498,392)	—
Interest rate swaps—realized gain	Realized gain on derivatives	1,337,298	1,916,347
Gain/(Loss) on derivatives, net		$3,704,523	$(4,153,973)

		Nine months ended
Derivatives not designated as hedging instruments	Location of gain/(loss) recognized	December 31, 2024	December 31, 2023
Interest rate swaps—change in fair value	Unrealized loss on derivatives	(3,139,248)	(1,650,452)
Forward freight agreements—realized loss	Realized loss on derivatives	(512,082)	—
Interest rate swaps—realized gain	Realized gain on derivatives	4,722,356	5,692,328
Gain on derivatives, net		$1,071,026	$4,041,876

As of December 31, 2024 and March 31, 2024, no fair value measurements for assets or liabilities under Level 1 or Level 3 were recognized in the consolidated balance sheets with the exception of Level 1 items cash and cash equivalents, restricted cash, and investment securities. We did not have any other assets or liabilities measured at fair value on a non-recurring basis during the three and nine months ended December 31, 2024 and 2023.

(d)	Book values and fair values of financial instruments: In addition to the derivatives that we are required to record at fair value on our balance sheet (see (c) above) we have investment securities that are recorded at fair value and included in other current assets in our balance sheet and available-for-sale debt securities (U.S. treasury notes with a fair value of $10.0 million as of December 31, 2024 and a face value of $10.0 million maturing March 15, 2025) that are recorded at fair value as a current asset on our balance sheet. We have other financial instruments that are carried at historical cost including trade accounts receivable, amounts due from related parties, cash and cash equivalents, restricted cash, accounts payable, amounts due to related parties and accrued liabilities for which the historical carrying value approximates the fair value due to the short-term nature of these financial instruments.

The summary of gains and losses on our investment securities included in other gain/(loss), net on our unaudited interim condensed consolidated statements of operations for the periods presented is as follows:

	Three months ended
	December 31, 2024	December 31, 2023
Unrealized gain/(loss) on investment securities	$(758,519)	$103,127
Realized gain on investment securities	—	872,557
Net gain/(loss) on investment securities	$(758,519)	$975,684

	Nine months ended
	December 31, 2024	December 31, 2023
Unrealized gain/(loss) on investment securities	$(1,085,422)	$1,209,363
Realized gain on investment securities	—	872,557
Net gain/(loss) on investment securities	$(1,085,422)	$2,081,920

We have long-term bank debt, the 2023 A&R Debt Facility, for which we believe the carrying value approximates fair value as the facility bears interest at variable interest rates based on SOFR at December 31, 2024 and 2023, which is observable at commonly quoted intervals for the full terms of the loans, and hence are considered as a Level 2 item in accordance with the fair value hierarchy. We have long-term debt related to the Corsair Japanese Financing, Cresques Japanese Financing, Cratis Japanese Financing, Copernicus Japanese Financing, Chaparral Japanese Financing, Cougar Japanese Financing, Caravelle Japanese Financing, and Captain Markos Dual-Fuel Japanese Financing, (collectively, the “Japanese Financings”) that incur interest at a fixed rate. We have long-term debt related to the BALCAP Facility that incurs interest at a fixed rate. The Japanese Financings and BALCAP Facility are considered Level 2 items in accordance with the fair value hierarchy and the fair value of each is based on a discounted cash flow analysis using current observable interest rates. The following table summarizes the carrying value and estimated fair value of our fixed rate debt obligations as of:

	December 31, 2024		March 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Corsair Japanese Financing	$28,708,334	$27,470,933	$31,145,834	$29,624,330
Cresques Japanese Financing	24,282,523	24,595,452	25,608,991	26,180,173
Cratis Japanese Financing	38,440,000	35,443,327	41,500,000	38,302,845
Copernicus Japanese Financing	38,440,000	35,443,327	41,500,000	38,302,845
Chaparral Japanese Financing	57,974,168	55,941,693	59,896,473	57,627,652
Caravelle Japanese Financing	39,800,000	36,473,723	42,500,000	39,003,038
Cougar Japanese Financing	41,000,000	40,713,424	43,700,000	43,715,910
Captain Markos Dual-Fuel Japanese Financing	51,380,000	51,783,963	53,270,000	54,923,798
BALCAP Facility	60,310,821	57,632,555	66,330,459	62,186,682

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

The calculations of basic and diluted EPS for the periods presented are as follows:

	Three months ended		Nine months ended
(In U.S. dollars except share data)	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Numerator:
Net income	$21,361,828	$99,972,913	$82,078,573	$228,206,715
Denominator:
Basic weighted average number of common shares outstanding	42,574,256	40,350,476	41,995,129	40,202,758
Effect of dilutive restricted stock and restricted stock units	21,067	157,027	118,958	168,376
Diluted weighted average number of common shares outstanding	42,595,323	40,507,503	42,114,087	40,371,134
EPS:
Basic	$0.50	$2.48	$1.95	$5.68
Diluted	$0.50	$2.47	$1.95	$5.65

For the three months ended December 31, 2024, there were 188,233 shares of unvested restricted stock excluded from the calculation of diluted EPS because the effect of their inclusion would be anti-dilutive. There were no shares of unvested restricted stock excluded from the calculation of diluted EPS the nine months ended December 31, 2024 and the three and nine months ended December 31, 2023.

15.  Commitments and Contingencies

Commitments under Newbuilding Contracts

On November 24, 2023, we entered into an agreement for a newbuilding VLGC/AC with a cargo carrying capacity of 93,000 cbm that can transport LPG or ammonia, which is expected to be delivered from Hanwha Ocean Co. Ltd. in the second calendar quarter of 2026. As of December 31, 2024, we had the following commitments related to the construction of the newbuilding:

December 31, 2024
Less than one year	$36,296,594
One to three years	62,164,393
Total	$98,460,987

Commitments under Contracts for Scrubbers and Other Vessel Upgrades

We had contractual commitments to fabricate scrubbers to reduce sulfur emissions and other vessel upgrades as follows:

December 31, 2024
Less than one year	$1,512,088
One to three years	166,576
Total	$1,678,664

Operating Leases

We had the following commitments as a lessee under operating leases relating to our Denmark office:

December 31, 2024
Less than one year	$38,590

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

16. Subsequent Event

VLGC/AC Steel Cutting and Installment

On January 17, 2025, steel cutting was performed on the newbuilding VLGC/AC that is expected to be delivered from Hanwha Ocean Co. Ltd. in the second calendar quarter of 2026. An installment payment of $11.9 million was made to the shipyard on January 22, 2025.

Dividend

On January 24, 2025, we announced that our Board of Directors declared an irregular cash dividend of $0.70 per share of the Company’s common stock totaling $30.0 million. The dividend is payable on or about February 27, 2025 to all shareholders of record as of the close of business on February 5, 2025.

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

Overview

We are a Marshall Islands corporation headquartered in the United States and primarily focused on owning and operating VLGCs, each with a cargo-carrying capacity of greater than 80,000 cbm, in the LPG shipping industry. Our founding executives have managed vessels in the LPG shipping market since 2002. Our fleet currently consists of twenty-five VLGC carriers, including one dual-fuel 84,000 cbm ECO-design VLGC, or our Dual-fuel ECO VLGC; nineteen fuel-efficient 84,000 cbm ECO-design VLGCs, or our ECO VLGCs; one 82,000 cbm modern VLGC; three time chartered-in dual fuel Panamax size VLGCs; and one time chartered-in ECO Panamax VLGC. The twenty-five VLGCs in our fleet, including the four time chartered-in vessels, as of January 27, 2025, have an aggregate carrying capacity of approximately 2.1 million cbm and an average age of 8.9 years. On November 24, 2023, we entered into an agreement for a newbuilding VLGC/AC with a cargo carrying capacity of 93,000 cbm that can transport LPG or ammonia and is expected to be delivered from Hanwha Ocean Co. Ltd. in the second calendar quarter of 2026.

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

On April 1, 2015, Dorian and MOL Energia began operations of the Helios Pool, which entered into pool participation agreements for the purpose of establishing and operating, as charterer, under a variable rate time charter to be entered into with owners or disponent owners of VLGCs, a commercial pool of VLGCs whereby revenues and expenses are shared. The vessels entered into the Helios Pool may operate either in the spot market, pursuant to contracts of affreightment, or COAs, or on time charters of two years' duration or less. As of January 27, 2025, all twenty-five of our VLGCs were employed in the Helios Pool, including our four time chartered-in vessels.

Our customers, either directly or through the Helios Pool, include or have included global energy companies such as Exxon Mobil Corp., Chevron Corp., China International United Petroleum & Chemicals Co., Ltd., Royal Dutch Shell plc, Equinor ASA, Total S.A., and Energy Transfer Partners, commodity traders such as Glencore plc, Itochu Corporation, Bayegan Group, Gunvor Group, and the Vitol Group and importers such as E1 Corp., Indian Oil Corporation, SK Gas Co. Ltd., and Astomos Energy Corporation, or subsidiaries of the foregoing.

We continue to pursue a balanced chartering strategy by employing our vessels on a mix of multi-year time charters, some of which may include a profit-sharing component, shorter-term time charters, spot market voyages and COAs. See “Our Fleet” below for more information and the definition of Pool-TCO.

Recent Development

VLGC/AC Steel Cutting and Installment

On January 17, 2025, steel cutting was performed on the newbuilding VLGC/AC that is expected to be delivered from Hanwha Ocean Co. Ltd. in the second calendar quarter of 2026. An installment payment of $11.9 million was made to the shipyard on January 22, 2025.

Dividend

On January 24, 2025, we announced that our Board of Directors declared an irregular cash dividend of $0.70 per share of the Company’s common stock totaling $30.0 million. The dividend is payable on or about February 27, 2025 to all shareholders of record as of the close of business on February 5, 2025.

Our Fleet

The following table sets forth certain information regarding our fleet as of January 27, 2025:

					Scrubber		Time
	Capacity			ECO	Equipped		Charter-Out
	(Cbm)	Shipyard	Year Built	Vessel(1)	or Dual-Fuel	Employment	Expiration(2)
Dorian VLGCs
Captain John NP(3)	82,000	Hyundai	2007	—	—	Pool(5)	—
Comet	84,000	Hyundai	2014	X	S	Pool(5)	—
Corsair(4)	84,000	Hyundai	2014	X	S	Pool(5)	—
Corvette	84,000	Hyundai	2015	X	S	Pool(5)	—
Cougar(4)	84,000	Hyundai	2015	X	—	Pool-TCO(6)	Q2 2025
Concorde	84,000	Hyundai	2015	X	S	Pool(5)	—
Cobra	84,000	Hyundai	2015	X	—	Pool(5)	—
Continental	84,000	Hyundai	2015	X	S	Pool(5)	—
Constitution	84,000	Hyundai	2015	X	S	Pool(5)	—
Commodore	84,000	Hyundai	2015	X	—	Pool-TCO(6)	Q2 2027
Cresques(4)	84,000	Hanwha Ocean	2015	X	S	Pool-TCO(6)	Q2 2025
Constellation	84,000	Hyundai	2015	X	S	Pool(5)	—
Cheyenne	84,000	Hyundai	2015	X	S	Pool(5)	—
Clermont	84,000	Hyundai	2015	X	S	Pool(5)	—
Cratis(4)	84,000	Hanwha Ocean	2015	X	S	Pool(5)	—
Chaparral(4)	84,000	Hyundai	2015	X	—	Pool(5)	Q2 2025
Copernicus(4)	84,000	Hanwha Ocean	2015	X	S	Pool(5)	—
Commander	84,000	Hyundai	2015	X	S	Pool(5)	—
Challenger	84,000	Hyundai	2015	X	S	Pool-TCO(6)	Q3 2026
Caravelle(4)	84,000	Hyundai	2016	X	S	Pool(5)	—
Captain Markos(4)	84,000	Kawasaki	2023	X	DF	Pool(5)	—
Total	1,762,000

Time chartered-in VLGCs
Future Diamond(7)	80,876	Hyundai	2020	X	S	Pool(5)	—
HLS Citrine(8)	86,090	Hyundai	2023	X	DF	Pool(5)	—
HLS Diamond(9)	86,090	Hyundai	2023	X	DF	Pool(5)	—
Cristobal(10)	86,980	Hyundai	2023	X	DF	Pool(5)	—

(1)	Represents vessels with very low revolutions per minute, long-stroke, electronically controlled engines, larger propellers, advanced hull design, and low friction paint.

(2)	Represents calendar year quarters.

(3)	Vessel was reflagged from the Bahamas to Madeira on December 2, 2024 to comply with EU regulation.

(4)	Operated pursuant to a bareboat chartering agreement. See Note 7 to our unaudited interim condensed consolidated financial statements.

(5)	“Pool” indicates that the vessel operates in the Helios Pool on a voyage charter with a third party and we receive a portion of the pool profits calculated according to a formula based on the vessel’s pro rata performance in the pool.

(6)	“Pool-TCO” indicates that the vessel is operated in the Helios Pool on a time charter out to a third party and we receive a portion of the pool profits calculated according to a formula based on the vessel’s pro rata performance in the pool.

(7)	Vessel has a Panamax beam and is currently time chartered-in to our fleet with an expiration during the first calendar quarter of 2026.

(8)	Vessel has a Panamax beam and is currently time chartered-in to our fleet with an expiration during the first calendar quarter of 2030 and purchase options beginning in year seven.

(9)	Vessel has a Panamax beam and is currently time chartered-in to our fleet with an expiration during the first calendar quarter of 2030 and purchase options beginning in year seven.

(10)	Vessel has a Panamax beam and shaft generator and is currently time chartered-in to our fleet with an expiration during the third calendar quarter of 2030 and purchase options beginning in year seven.

Results of Operations – For the three months ended December 31, 2024 as compared to the three months ended December 31, 2023

Revenues

The following table compares our revenues for the three months ended December 31:

			Increase /	Percent
	2024	2023	(Decrease)	Change
Net pool revenues—related party	$78,022,488	$155,922,970	$(77,900,482)	(50.0)%
Time charter revenues	2,433,411	6,410,997	(3,977,586)	(62.0)%
Other revenues, net	210,880	730,536	(519,656)	(71.1)%
Total	$80,666,779	$163,064,503	$(82,397,724)	(50.5)%

Revenues, which represent net pool revenues—related party, time charter revenues, and other revenues, net, were $80.7 million for the three months ended December 31, 2024, a decrease of $82.4 million, or 50.5%, from $163.1 million for the three months ended December 31, 2023 primarily due to reduced average TCE rates, which declined by $35,867 per available day from $71,938 for the three months ended December 31, 2023 to $36,071 for the three months ended December 31, 2024, primarily due to lower spot rates, partially offset by lower bunker prices. The Baltic Exchange Liquid Petroleum Gas Index, an index published daily by the Baltic Exchange for the spot market rate for the benchmark Ras Tanura-Chiba route (expressed as U.S. dollars per metric ton), averaged $55.717 during the three months ended December 31, 2024 compared to an average of $132.773 during the three months ended December 31, 2023. The average price of very low sulfur fuel oil (expressed as U.S. dollars per metric ton) from Singapore and Fujairah decreased from $653 during the three months ended December 31, 2023, to $570 during the three months ended December 31, 2024.

Vessel Operating Expenses

Vessel operating expenses were $21.4 million during the three months ended December 31, 2024, or $11,097 per vessel per calendar day, which is calculated by dividing vessel operating expenses by calendar days for the relevant time-period for the technically-managed vessels that were in our fleet and increased by $2.2 million, or 11.7% from $19.2 million for the three months ended December 31, 2023.The increase of $1,161 per vessel per calendar day, from $9,936 for the three months ended December 31, 2023 to $11,097 per vessel per calendar day for the three months ended December 31, 2024 was primarily the result of an increase per vessel per calendar day of non-capitalizable drydock-related operating expenses of $909. Excluding non-capitalizable drydock-related operating expenses, daily operating expenses increased by $252, or 2.5%, from $9,909 for the three months ended December 31, 2023 to $10,161 for the three months ended December 31, 2024 primarily due to a $181 per vessel per calendar day adjustment to an expense estimate in the prior period that did not recur and an $86 per vessel per calendar day increase in vessel communications.

General and Administrative Expenses

General and administrative expenses were $7.5 million for the three months ended December 31, 2024, a decrease of $0.2 million, or 2.5%, from $7.7 million for the three months ended December 31, 2023 and was driven by a $0.2 million natural disaster relief donation in the prior period that did not recur in the current period along with decreases of $0.1 million in cash bonuses and $0.2 million in other general and administrative expenses, partially offset by an increase of $0.3 million in stock-based compensation.

Interest and Finance Costs

Interest and finance costs amounted to $8.9 million for the three months ended December 31, 2024, a decrease of $1.2 million, or 11.8%, from $10.1 million for the three months ended December 31, 2023. The decrease of $1.2 million during this period was mainly due to a decrease of $1.2 million in loan interest on our long-term debt, which was driven by a decrease in average indebtedness, excluding deferred financing fees, from $633.2 million for the three months ended December 31, 2023 to $579.9 million for the three months ended December 31, 2024.

Interest Income

Interest income amounted to $3.8 million for the three months ended December 31, 2024, compared to $2.9 million for the three months ended December 31, 2023. The increase of $0.9 million is mainly attributable to higher average cash balances for the three months ended December 31, 2024 when compared to the three months ended December 31, 2023.

Unrealized Gain/(Loss) on Derivatives

Unrealized gain on derivatives amounted to $2.9 million for the three months ended December 31, 2024, compared to a loss of $6.1 million for the three months ended December 31, 2023. The $9.0 million favorable change is primarily attributable to a favorable change in the fair value of our interest rate swaps caused by changes in forward SOFR yield curves and changes in notional amounts.

Realized Gain on Derivatives

Realized gain on derivatives amounted to $0.8 million for the three months ended December 31, 2024, compared to $1.9 million for the three months ended December 31, 2023. The $1.1 million reduction is primarily attributable to (1) a $0.6 million decrease in realized gains on our interest rate swaps and (2) a realized loss on our FFAs totaling $0.5 million.

Results of Operations – For the nine months ended December 31, 2024 as compared to the nine months ended December 31, 2023

Revenues

The following table compares our revenues for the nine months ended December 31:

			Increase /	Percent
	2024	2023	(Decrease)	Change
Net pool revenues—related party	$267,307,186	$398,160,923	$(130,853,737)	(32.9)%
Time charter revenues	8,280,751	19,310,237	(11,029,486)	(57.1)%
Other revenues, net	1,865,364	1,854,712	10,652	0.6%
Total	$277,453,301	$419,325,872	$(141,872,571)	(33.8)%

Revenues, which represent net pool revenues—related party, time charter revenues,  and other revenues, net, were $277.5 million for the nine months ended December 31, 2024, a decrease of $141.8 million, or 33.8%, from $419.3 million for the nine months ended December 31, 2023 primarily due to reduced average TCE rates, which declined by $20,541 per available day from $61,719 for the nine months ended December 31, 2023 to $41,178 for the nine months ended December 31, 2024, primarily due to lower spot rates, partially offset by moderately lower bunker prices. The Baltic Exchange Liquid Petroleum Gas Index, an index published daily by the Baltic Exchange for the spot market rate for the benchmark Ras Tanura-Chiba route (expressed as U.S. dollars per metric ton), averaged $60.041 during the nine months ended December 31, 2024 compared to an average of $116.860 during the nine months ended December 31, 2023. The average price of very low sulfur fuel oil (expressed as U.S. dollars per metric ton) from Singapore and Fujairah decreased from $621 during the nine months ended December 31, 2023, to $602 during the nine months ended December 31, 2024.

Vessel Operating Expenses

Vessel operating expenses were $61.5 million during the nine months ended December 31, 2024, or $10,642 per vessel per calendar day, which is calculated by dividing vessel operating expenses by calendar days for the relevant time-period for the technically-managed vessels that were in our fleet and increased by $1.5 million, or 2.4% from $60.0 million for the nine months ended December 31, 2023. The increase of $250 per vessel per calendar day, from $10,392 for the nine months ended December 31, 2023 to $10,642 per vessel per calendar day for the nine months ended December 31, 2024 was primarily the result of an increase of $204 per vessel per calendar day of non-capitalizable drydock-related operating expenses. Excluding non-capitalizable drydock-related operating expenses, daily operating expenses were relatively flat and slightly increased by $46 from $10,134 for the nine months ended December 31, 2023 to $10,180 for the nine months ended December 31, 2024.

General and Administrative Expenses

General and administrative expenses were $34.3 million for the nine months ended December 31, 2024, an increase of $3.8 million, or 12.8%, from $30.5 million for the nine months ended December 31, 2023 and was driven by increases of $2.6 million in stock-based compensation, $1.1 million in cash bonuses, and $0.1 million in other general and administrative expenses.

Interest and Finance Costs

Interest and finance costs amounted to $27.8 million for the nine months ended December 31, 2024, a decrease of $3.0 million, or 9.6%, from $30.8 million for the nine months ended December 31, 2023. The decrease of $3.0 million during this period was mainly due to a decrease of $3.0 million in loan interest on our long-term debt, which was driven by a decrease in average indebtedness, excluding deferred financing fees, from $646.5 million for the nine months ended December 31, 2023 to $593.2 million for the nine months ended December 31, 2024.

Interest Income

Interest income amounted to $12.0 million for the nine months ended December 31, 2024, compared to $6.6 million for the nine months ended December 31, 2023. The increase of $5.4 million is mainly attributable to higher average cash balances for the nine months ended December 31, 2024 when compared to the nine months ended December 31, 2023.

Unrealized Loss on Derivatives

Unrealized loss on derivatives amounted to $3.1 million for the nine months ended December 31, 2024, compared to $1.7 million for the nine months ended December 31, 2023. The $1.4 million unfavorable change is primarily attributable to an unfavorable change in the fair value of our interest rate swaps caused by changes in forward SOFR yield curves and changes in notional amounts.

Realized Gain on Derivatives

Realized gain on derivatives amounted to $4.2 million for the nine months ended December 31, 2024, compared to $5.7 million for the nine months ended December 31, 2023. The $1.5 million reduction is primarily attributable to (1) a $1.0 million decrease in realized gains on our interest rate swaps and (2) realized loss on our FFAs totaling $0.5 million.

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

	Three months ended		Nine months ended
(in U.S. dollars, except fleet data)	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Financial Data
Adjusted EBITDA (1)	$45,242,519	$132,968,450	$169,351,603	$312,382,774
Fleet Data
Calendar days (2)	1,932	1,932	5,775	5,775
Time chartered-in days (3)	368	368	1,100	1,148
Available days (4)(5)	2,210	2,256	6,677	6,757
Average Daily Results
Time charter equivalent rate (5)(6)	$36,071	$71,938	$41,178	$61,719
Daily vessel operating expenses (7)	$11,097	$9,936	$10,642	$10,392

(1)	Adjusted EBITDA is an unaudited non-U.S. GAAP measure and represents net income/(loss) before interest and finance costs, unrealized (gain)/loss on derivatives, realized (gain)/loss on interest rate swaps, stock-based compensation expense, impairment, and depreciation and amortization and is used as a supplemental measure by management to assess our financial and operating performance. We believe that adjusted EBITDA assists our management and investors by increasing the comparability of our performance from period to period and management makes business and resource-allocation decisions based on such comparisons. This increased comparability is achieved by excluding the potentially disparate effects between periods of derivatives, interest and finance costs, stock-based compensation expense, impairment, and depreciation and amortization expense, which items are affected by various and possibly changing financing methods, capital structure and historical cost basis and which items may significantly affect net income/(loss) between periods. We believe that including adjusted EBITDA as a financial and operating measure benefits investors in selecting between investing in us and other investment alternatives.

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

The following table sets forth a reconciliation of net income to Adjusted EBITDA (unaudited) for the periods presented:

	Three months ended		Nine months ended
(in U.S. dollars)	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Net income	$21,361,828	$99,972,913	$82,078,573	$228,206,715
Interest and finance costs	8,884,499	10,076,638	27,841,202	30,795,368
Unrealized (gain)/loss on derivatives	(2,865,617)	6,070,320	3,139,248	1,650,452
Realized gain on interest rate swaps	(1,337,298)	(1,916,347)	(4,722,356)	(5,692,328)
Stock-based compensation expense	1,701,724	1,384,080	8,975,905	6,340,485
Depreciation and amortization	17,497,383	17,380,846	52,039,031	51,082,082
Adjusted EBITDA	$45,242,519	$132,968,450	$169,351,603	$312,382,774

(2)	We define calendar days as the total number of days in a period during which each vessel in our fleet was owned or operated pursuant to a bareboat charter. Calendar days are an indicator of the size of the fleet over a period and affect both the amount of revenues and the amount of expenses that are recorded during that period.

(3)	We define time chartered-in days as the aggregate number of days in a period during which we time chartered-in vessels from third parties excluding off-hire days. Time chartered-in days are an indicator of the size of the fleet over a period and affect both the amount of revenues and the amount of charter hire expenses that are recorded during that period.

(4)	We define available days as the sum of calendar days and time chartered-in days (collectively representing our commercially-managed vessels) less aggregate off hire days associated with both unscheduled and scheduled maintenance, which include major repairs, drydockings, vessel upgrades or special or intermediate surveys. We use available days to measure the aggregate number of days in a period that our vessels should be capable of generating revenues.

Note that we have updated our definition of available days to include unscheduled maintenance as we believe it is more reflective of industry practice and more consistent with the practice used in the Helios Pool, which now accounts for more than 95% of our revenue.

(5)	Prior period amounts have been updated to conform to current period presentation.
(6)	Time charter equivalent rate, or TCE rate, is a non-U.S. GAAP measure of the average daily revenue performance of a vessel. TCE rate is a shipping industry performance measure used primarily to compare period‑to‑period changes in a shipping company’s performance despite changes in the mix of charter types (such as time charters, voyage charters) under which the vessels may be employed between the periods and is a factor in management’s business decisions and is useful to investors in understanding our underlying performance and business trends. Our method of calculating TCE rate is to divide revenue net of voyage expenses by available days for the relevant time period, which may not be calculated the same by other companies. Note that we have updated the denominator of our calculation of TCE to be our updated definition of available days (see note 4 above) as we believe it is more reflective of industry practice and more consistent with the practice used in the Helios Pool, which now accounts for more than 95% of our revenue.

The following table sets forth a reconciliation of revenues to TCE rate (unaudited) for the periods presented:

(in U.S. dollars, except available days)	Three months ended		Nine months ended
Numerator:	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Revenues	$80,666,779	$163,064,503	$277,453,301	$419,325,872
Voyage expenses	(950,842)	(772,879)	(2,508,379)	(2,292,490)
Time charter equivalent	$79,715,937	$162,291,624	$274,944,922	$417,033,382

Pool adjustment*	(1,316,039)	1,301,452	(2,050)	895,272
Time charter equivalent excluding pool adjustment*	$78,399,898	$163,593,076	$274,942,872	$417,928,654

Denominator:
Available days**	2,210	2,256	6,677	6,757
TCE rate:
Time charter equivalent rate**	$36,071	$71,938	$41,178	$61,719
TCE rate excluding pool adjustment*	$35,475	$72,515	$41,178	$61,851

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

Liquidity and Capital Resources

Our business is capital intensive, and our future success depends on our ability to maintain a high-quality fleet. As of December 31, 2024, we had cash and cash equivalents of $314.5 million and restricted cash of $0.1 million.

Our primary sources of capital during the nine months ended December 31, 2024 were (i) $122.8 million in cash generated from operations and (ii) the net cash proceeds from the issuance of our common stock in June 2024 amounted to approximately $84.4 million, net of underwriting discounts and commission, and legal and other offering costs. As of December 31, 2024, the outstanding balance of our long-term debt, net of deferred financing fees of $4.4 million, was $565.9 million including $53.9 million of principal on our long-term debt scheduled to be repaid within the next twelve months.

Operating expenses, including expenses to maintain the quality of our vessels in order to comply with international shipping standards and environmental laws and regulations, the funding of working capital requirements, long-term debt repayments, financing costs, commitments for the building of a VLGC/AC, the fabrication and installation of scrubber, and drydocking represent our short-term, medium-term and long-term liquidity needs as of December 31, 2024. We anticipate satisfying our liquidity needs for at least the next twelve months with cash on hand, cash from operations and, if needed, drawdowns on the revolving credit facility available under the 2023 A&R Debt Facility. We may also seek additional liquidity through alternative sources of debt financings and/or through equity financings by way of private or public offerings. However, if these sources are insufficient to satisfy our short-term liquidity needs, or to satisfy our future medium-term or long-term liquidity needs, we may need to seek alternative sources of financing and/or modifications of our existing credit facility and financing arrangements. There is no assurance that we will be able to obtain any such financing or modifications to our existing credit facility and financing arrangements on terms acceptable to us, or at all.

On June 7, 2024, we issued 2 million shares to the public at a price of $44.50 per share with proceeds totaling $89.0 million, less (i) $2.225 per share, or $4.5 million, of underwriting discounts and commissions, and (ii) $0.1 million of legal and other offering costs.

On February 2, 2022, our Board of Directors authorized the repurchase of up to $100.0 million of our common shares (the “2022 Common Share Repurchase Authority”). Under this authorization, when in force, purchases were and may be made at our discretion in the form of open market repurchase programs, privately negotiated transactions, accelerated share repurchase programs or a combination of these methods. The actual amount and timing of share repurchases are subject to capital availability, our determination that share repurchases are in the best interests of our shareholders, and market conditions. As of December 31, 2024, our total purchases under the 2022 Common Share Repurchase Authority totaled 75,000 shares for an aggregate consideration of $1.8 million. No repurchases under the 2022 Common Share Repurchase Authority were made during the nine months ended December 31, 2024. We are not obligated to make any common share repurchases.

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

On October 24, 2024, we announced that our Board of Directors declared an irregular cash dividend of $1.00 per share of the Company’s common stock to all shareholders of record as of the close of business on November 5, 2024, totaling $42.8 million. We paid $42.6 million on November 22, 2024, with the remaining $0.2 million deferred until certain shares of restricted stock vest.

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

Cash Flows

The following table summarizes our cash and cash equivalents provided by/(used in) operating, financing and investing activities for the nine months ended December 31:

	December 31, 2024	December 31, 2023
Net cash provided by operating activities	$122,817,697	$234,208,835
Net cash used in investing activities	(4,086,385)	(9,899,893)
Net cash used in financing activities	(86,586,772)	(164,491,076)
Net increase in cash, cash equivalents, and restricted cash	$32,021,869	$59,663,886

Operating Cash Flows.  Net cash provided by operating activities for the nine months ended December 31, 2024 was $122.8 million, compared to $234.2 million for the nine months ended December 31, 2023. The decrease in cash generated from operations of $111.4 million is primarily related to reduced cash flows from operating profits (refer to Results of Operations – For the nine months ended December 31, 2024 as compared to the nine months ended December 31, 2023, for drivers of changes in revenues and expenses for the applicable periods), partially offset by changes in working capital, mainly from amounts due from the Helios Pool as distributions from the Helios Pool are impacted by the timing of the completion of voyages, spot market rates and bunker prices.

Net cash flow from operating activities depends upon our overall profitability, spot market rates for vessels employed on voyage charters and in the Helios Pool, charter rates agreed to for time charters, the timing and amount of payments for drydocking expenditures and unscheduled repairs and maintenance, fluctuations in working capital balances and bunker costs.

Investing Cash Flows.  Net cash used in investing activities was $4.1 million for the nine months ended December 31, 2024 compared with net cash used in investing activities of $9.9 million for the nine months ended December 31, 2023. For the nine months ended December 31, 2024, net cash used in investing activities was comprised of $5.7 million of payments for vessel capital expenditures and $0.2 million in purchases of investment securities, partially offset by a $1.8 million maturity of available-for-sale debt securities. For the nine months ended December 31, 2023, net cash used in investing activities was comprised of $8.0 million of payments for vessel capital expenditures and $6.0 million in purchases of investment securities, partially offset by $4.0 million from the sale of investment securities.

Financing Cash Flows.  Net cash used in financing activities was $86.6 million for the nine months ended December 31, 2024, compared with net cash used in financing activities of $164.5 million for the nine months ended December 31, 2023. For the nine months ended December 31, 2024, net cash used in financing activities consisted of (i) dividend payments of $126.6 million; (ii) repayments of long-term debt of $40.1 million; and (iii) payments to repurchase common stock of $4.3 million; partially offset by $84.4 million of net proceeds from an issuance of common shares ($89.0 million of gross proceeds less offering costs paid of $4.6 million).

For the nine months ended December 31, 2023, net cash used in financing activities primarily consisted of (i) dividend payments of $121.9 million; (ii) repayments of long-term debt of $39.8 million; and (iii) payments to repurchase common stock of $2.8 million.

Capital Expenditures.  LPG maritime transportation is a capital‑intensive business, requiring significant investment to maintain an efficient fleet and to stay in regulatory compliance.

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

As our vessels age and our fleet expands, our drydocking expenses will increase. We estimate the current cash outlay for a VLGC special survey to be approximately $1.2 million per vessel (excluding any capital improvements, such as scrubbers, ballast water management systems, energy saving devices, and performance improvement additions to the vessel that may be made during such drydockings) and the cost of an intermediate survey to be between $150,000 and $250,000 per vessel. Ongoing costs for compliance with environmental regulations are primarily included as part of our drydocking and classification society survey costs. In order to comply with current emissions regulations, we have installed scrubbers on fifteen of our vessels and have one chartered-in scrubber-equipped vessel, which allows us to burn heavy fuel oil. Our other non-dual fuel vessels currently consume compliant fuels on board (0.5% sulfur), which are readily available globally, but at a significantly higher cost. We have entered into a contract to fabricate a scrubber for installation on our newbuilding VLGC/AC with remaining commitments on this contract totaling $1.0 million as of December 31, 2024. We also have one newbuilding Dual-fuel ECO VLGC and three chartered-in dual-fuel vessels that have the capability to burn LPG as fuel, which we believe may provide an economic benefit over traditional fuel. Please see “Item 1A. Risk Factors—Risks Relating to Our Company—We may incur increasing costs for the drydocking, maintenance or replacement of our vessels as they age, and, as our vessels age, the risks associated with older vessels could adversely affect our ability to obtain profitable charters” in our Annual Report on Form 10-K for the year ended March 31, 2024.

On November 24, 2023, we entered into an agreement for a newbuilding VLGC/AC with a cargo carrying capacity of 93,000 cbm that can transport LPG or ammonia, which is expected to be delivered from Hanwha Ocean Co. Ltd. in the second calendar quarter of 2026. As of December 31, 2024 we had approximately $98.4 million of commitments under the newbuilding contracts outstanding that we expect to settle during certain milestones through the expected delivery of the vessel. On January 17, 2025, steel cutting was performed on the newbuilding and on January 22, 2025, an installment payment of $11.9 million was made to the shipyard, reducing our remaining commitment to $86.5 million.

Debt Obligations

For information relating to our secured term loan facilities and Japanese financing arrangements, refer to Note 9 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2024 and Note 7 to our unaudited interim condensed consolidated financial statements for December 31, 2024 included herein.

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

As of December 31, 2024, independent appraisals of our technically-managed VLGCs in our fleet had no indications of impairment on any of our VLGCs in accordance with ASC 360 Property, Plant, and Equipment. No impairment charges were recognized for the nine months ended December 31, 2024.

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

Interest Rate Risk

The LPG shipping industry is capital intensive, requiring significant amounts of investment in vessels, vessel upgrades, and vessel maintenance. Much of this investment is provided in the form of long-term debt. One of our debt agreements, as described in Note 7 to our unaudited interim condensed consolidated financial statements, contains interest rates that fluctuate with SOFR. We have entered into interest rate swap agreements to hedge exposure to fluctuations of interest rate risk associated with that debt financing agreement and have hedged $152.0 million of amortizing principal under the 2023 A&R Debt Facility as of December 31, 2024 (corresponding to 80% of the outstanding indebtedness under that agreement) and thus increasing interest rates could adversely impact our future earnings due to additional interest expense on the unhedged portion of that debt. For the 12 months following December 31, 2024, a hypothetical increase or decrease of 20 basis points in the underlying SOFR rates would result in an increase or decrease of our interest expense on all of our non-hedged interest-bearing debt by $0.1 million assuming all other variables are held constant.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2024. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those internal control systems determined to be effective can provide only a level of reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the nine months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION

During the three months ended December 31, 2024, and as of December 31, 2024, no director or officer (as defined under Exchange Act Rule 16a-1(f)) of the Company has adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement”, as defined under Item 408(a) of Regulation S-K.

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

Dorian LPG Ltd.
(Registrant)

Date: January 30, 2025	/s/ John C. Hadjipateras
John C. Hadjipateras
President and Chief Executive Officer
(Principal Executive Officer)

Date: January 30, 2025	/s/ Theodore B. Young
Theodore B. Young
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)