Form 10-K
period 2025-03-31
DORIAN LPG LTD.
filed 2025-05-29
CIK 1596993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2025

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

The aggregate market value of the registrant’s common stock held by non-affiliates, based upon the closing price of common stock as reported on the New York Stock Exchange as of September 30, 2024, was approximately $1,265,256,517. For this purpose, all outstanding shares of common stock have been considered held by non-affiliates, other than the shares beneficially owned by directors, officers and shareholders of 10% or more of the registrant’s outstanding common shares, without conceding that any of the excluded parties are "affiliates" of the registrant for purposes of the federal securities laws. As of May 23, 2025, there were 42,647,720 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed by the registrant in connection with its 2025 Annual Meeting of Shareholders are incorporated by reference in Part III.

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

In addition to important factors and matters discussed elsewhere in this report, and in the documents incorporated by reference herein, important factors that, in our view, could cause our actual results to differ materially from those discussed in the forward-looking statements include:

●	our future operating or financial results;

●	our business strategies, including with respect to acquisitions and chartering, and expected capital spending or operating expenses, as well as any difficulty we may have in managing planned growth properly;

●	the cost and effects of cybersecurity incidents or other failures, interruptions, or security breaches of our systems or those of our customers or third-party providers, including software failures, unforeseeable security breaches, or incidents stemming from the misuse or intentional or unintentional misapplication of artificial intelligence in our business;

●	the strength of world economies;

●	the impact of the U.S. presidential election and congressional election results on the economy, future government laws and regulations;

●	recent and potential future trade policy matters, such as increased trade protectionism, the imposition of tariffs and other import restrictions, including those impacting the maritime shipping industry;

●	shipping trends, including changes in charter rates applicable to alternative propulsion technologies, exhaust gas cleaning system (commonly referred to as “scrubbers”) equipped and non-scrubber equipped vessels, scrapping rates and vessel and other asset values;

●	changes in trading patterns that impact tonnage requirements, including without limitation, tariffs that have been or may be imposed by various countries including without limitation the United Sates and China, changes resulting from the ongoing conflicts in Ukraine and the Middle East, including the recent vessel attacks in the Red Sea, which has resulted in companies re-routing vessels around the Cape of Good Hope rather than transiting through the Suez Canal and/or the Red Sea;

●	compliance with laws, treaties, rules, regulations and policies (including amendments or other changes thereto) applicable to the liquefied petroleum gas, or LPG, shipping industry, including, without limitation, legislation adopted by international organizations such as the International Maritime Organization and the

European Union or by individual countries, as well as the impact and costs of our compliance with, and the potential of liability under, such laws, treaties, rules, regulations and policies;

●	investors’, banks’, counterparties’ and other stakeholders’ increasing emphasis on environmental and safety concerns and increasing scrutiny and changing expectations with respect to public company Environmental, Social and Governance (“ESG”) policies and costs related to compliance with ESG measures;

●	general economic conditions and specific economic conditions in the oil and natural gas industry and the countries and regions where LPG is produced and consumed, including the impact of central bank policies, intended to combat inflation and rising interest rates, on the demand for LPG;

●	completion of infrastructure projects to support marine transportation of LPG, including export terminals and pipelines;

●	factors affecting supply of and demand for LPG including propane, butane, isobutane, propylene and mixtures of these gases, LPG shipping, and LPG vessels, including, among other things: the production levels, price and worldwide consumption and storage of oil, refined petroleum products and natural gas, including production from United States shale fields; any oversupply of or limited demand for LPG vessels comparable to ours or higher specification vessels; trade conflicts and the imposition of tariffs or otherwise on LPG resulting from domestic and international political and geopolitical conditions or events, including “trade wars”, the ongoing conflict between Russia and Ukraine and developments in the Middle East; and shifts in consumer demand from LPG towards other energy sources;

●	any decrease in the value of the charter-free market values of our vessels or reduction in our charter hire rates and profitability associated with such vessels as a result of increase in the supply of or decrease in the demand for LPG, LPG shipping or LPG vessels including an increase in available tonnage due to Very Large Ethane Carriers transporting LPG;

●	business disruptions, including supply chain issues, due to damage to storage or receiving facilities, or natural disasters;

●	greater than anticipated levels of LPG vessel newbuilding orders or lower than anticipated rates of LPG vessel scrapping;

●	the aging of the Company’s fleet which could result in increased operating costs, impairment or loss of hire;

●	our ability to profitably employ our vessels, including vessels participating in the Helios Pool (defined below);

●	unavailability of spot charters and the volatility of prevailing spot market charter rates, which may affect our ability to realize the expected benefits from our time chartered-in vessels, including those in the Helios Pool;

●	failure of our charterers or other counterparties to meet their obligations under our charter agreements;

●	shareholders’ reliance on us to enforce our rights against contract counterparties;

●	competition in the LPG shipping industry, including our ability to compete successfully for future chartering opportunities and newbuilding opportunities (if any);

●	future purchase prices of newbuildings and secondhand vessels and timely deliveries of such vessels (if any) and, relatedly, the risks associated with the purchase of second-hand vessels;

●	the performance of the Helios Pool, including the failure of its significant customers to perform their obligations and the loss or reduction in business from its significant customers (or if the same were to occur with respect to our significant customers);

●	the availability of and our ability to obtain such financing and capital to refinance existing indebtedness and to fund capital expenditures, acquisitions and other general corporate purposes, the terms of such financing or capital and our ability to comply with the restrictions and other covenants set forth in our existing and future debt agreements and financing arrangements (and our ability to repay or refinance our existing debt and settling of interest rate swaps, if any);

●	our costs, including crew wages, insurance, provisions, repairs and maintenance, general and administrative expenses, drydocking, and bunker prices, as applicable;

●	any inability to retain and recruit qualified key executives, key employees, key consultants or skilled workers and, relatedly, our dependence on key personnel and the availability of skilled workers, and the related labor costs, including as a result of the ongoing conflict between Russia and Ukraine;

●	the potential difference in interests between or among certain of our directors, officers, key executives and shareholders;

●	quality and efficiency requirements from customers and applicable laws and regulations and developments regarding the technologies relating to the LPG sector and the effects of and our ability to implement new products and new technology available in our industry, including with respect to equipment propulsion and overall vessel efficiency, including the reduction of traditional emissions;

●	potential new environmental regulations and restrictions in respect of decarbonization, whether at a global level stipulated by the International Maritime Organization, including the recently adopted strategy to reduce greenhouse gas emissions in international shipping by the Marine Environment Protection Committee at its 80th session in July 2023, or imposed by regional or national authorities, affecting fuel costs, vessel speeds, equipment requirements or other alterations or adjustments, including the installation of Engine Power Limitation (EPL) systems, that could impose additional costs of operations on our business;

●	operating hazards in the maritime transportation industry, and catastrophic events, including accidents, political events, public health threats (including the outbreak of communicable diseases), international hostilities and instability, armed conflict, piracy, attacks on vessels or other petroleum-related infrastructures and acts by terrorists, which may cause potential disruption of shipping routes;

●	the length and severity of epidemics and other public health concerns, including any impact on the demand for commercial seaborne transportation of LPG, supply chain disruptions and the condition of financial markets and the potential associated impacts to our global operations;

●	business disruptions due to natural disasters or adverse weather outside of our control;

●	the adequacy of our insurance coverage in the event of a catastrophic event;

●	the failure to protect our information systems against security breaches, or the failure or unavailability of these systems for a significant period;

●	the arresting or attachment of one or more of our vessels by maritime claimants;

●	compliance with and changes to governmental, tax, environmental and safety laws and regulations, which may add to our costs or the costs of our customers;

●	fluctuations in currencies, foreign exchange rates, and interest rates including, but not limited to, the Secured Overnight Financing Rate (“SOFR”);

●	compliance with the United States Foreign Corrupt Practices Act of 1977, the United Kingdom Bribery Act 2010, or other applicable regulations relating to bribery;

●	the volatility of the price of shares of our common stock, par value $0.01 per share, (our “common shares”) and future sales of our common shares;

●	if we will or will be able to pay dividends (irregular or otherwise) in the future, and any change or elimination of the Company’s dividend at any time at the discretion of our Board of Directors;

●	our incorporation under the laws of the Republic of the Marshall Islands and the different rights to relief that may be available compared to other countries, including the United States;

●	congestion at or blockages of ports or canals, including drought conditions at the Panama Canal;

●	any developments in the existing Panama Canal transportation structure as a result of either the potential tender to be conducted by the Panama Canal Authority for the development of a new pipeline or a the study announced by the Panamanian government and Energy Transfer LP in 2021 to analyze the prospects of building an LPG pipeline, potentially running beside the existing Panama Canal and linking the Atlantic Ocean with the Pacific Ocean;

●	if we are required to pay tax on U.S. source income;

●	if we are treated as a “passive foreign investment company”; and

●	other factors detailed in this report and from time to time in our periodic reports.

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

PART I

ITEM 1.  BUSINESS

Unless otherwise indicated, references to "Dorian," the "Company," "we," "our," "us," or similar terms refer to Dorian LPG Ltd. and its subsidiaries. We use the term "VLGC" to refer to very large gas carriers and “VLGC/AC” to refer to very large gas carriers that are purpose built to transport ammonia in addition to LPG. We use the term "LPG" to refer to liquefied petroleum gas and we use the term "cbm" to refer to cubic meters in describing the carrying capacity of our vessels. Unless otherwise indicated, all references to "U.S. dollars," "USD," and "$" in this report are to the lawful currency of the United States of America.

Overview

Dorian was incorporated on July 1, 2013 under the laws of the Republic of the Marshall Islands, is headquartered in the United States and is engaged in the transportation of LPG. Specifically, Dorian and its subsidiaries are focused on owning and operating VLGCs in the LPG shipping industry. Our founding executives have managed vessels in the LPG shipping market since 2002. Our fleet currently consists of twenty-five VLGCs, including one dual-fuel 84,000 cbm ECO-design VLGC, or our Dual-fuel ECO VLGC; nineteen fuel-efficient 84,000 cbm ECO-design VLGCs, or our ECO VLGCs; one 82,000 cbm modern VLGC; three time chartered-in dual fuel Panamax size VLGCs; and one time chartered-in ECO Panamax VLGC. The twenty-five VLGCs in our fleet, including the four time chartered-in vessels, as of May 23, 2025, have an aggregate carrying capacity of approximately 2.1 million cbm and an average age of 8.9 years. On November 24, 2023, we entered into an agreement for a newbuilding Very Large Gas Carrier / Ammonia Carrier (“VLGC/AC”), with a cargo carrying capacity of 93,000 cbm that can transport LPG or ammonia and is expected to be delivered from Hanwha Ocean Co. Ltd. in the second calendar quarter of 2026. We provide in-house commercial services for all of our vessels, including our vessels deployed in the Helios Pool (defined below), which may also receive commercial management services from MOL Energia (defined below). Excluding our time chartered-in vessels, we provide in-house technical management services for all of our vessels, including our vessels deployed in the Helios Pool.

Currently, sixteen of our ECO VLGCs, including one of our time chartered-in ECO VLGCs, are fitted with scrubbers to reduce sulfur emissions. Vessels fitted with scrubbers allow us to reduce our emissions and to burn less refined fuel, which is frequently cheaper than more refined, lower sulfur grades. When the cost of more refined fuel exceeds that of less refined fuel, we are typically able to earn a higher TCE for spot voyages and to potentially contract time charters at higher rates compared to vessels without scrubbers. Additionally, one of the chartered-in dual-fuel Panamax size VLGCs is equipped with a shaft generator, which generates additional electricity that can be used to reduce fuel consumption and carbon emissions.

On April 1, 2015, we and MOL Energia Pte. Ltd. (“MOL Energia”), formerly known as Phoenix Tankers Pte. Ltd., a wholly-owned subsidiary of Mitsui OSK Lines Ltd., an unaffiliated third party, began operation of Helios LPG Pool LLC, (the “Helios Pool”), a joint venture owned 50% by us and 50% by MOL Energia. We believe that the operation of certain of our VLGCs in this pool allows us to achieve better market coverage. Vessels entered into the Helios Pool are commercially managed jointly by Dorian LPG (DK) ApS, our wholly-owned subsidiary, and MOL Energia. The members of the Helios Pool share in the net pool revenues generated by the entire group of vessels participating in the pool, weighted according to certain technical vessel characteristics, and net pool revenues are distributed as variable rate time charter hire to each participant. The vessels entered into the Helios Pool may operate either in the spot market, pursuant to contracts of affreightment, or COAs, or on time charters of two years' duration or less. We and MOL Energia have agreed that the Helios Pool will have a right of first refusal to undertake any time charter with an original duration greater than two years. As of May 23, 2025, the Helios Pool operated twenty-eight VLGCs, including twenty-five vessels from our fleet and three MOL Energia vessels.

Our Fleet

The following table sets forth certain information regarding our fleet as of May 23, 2025:

					Scrubber		Time
	Capacity			ECO	Equipped		Charter-Out
	(Cbm)	Shipyard	Year Built	Vessel(1)	or Dual-Fuel	Employment	Expiration(2)
Dorian VLGCs
Captain John NP(3)	82,000	Hyundai	2007	—	—	Pool(5)	—
Comet	84,000	Hyundai	2014	X	S	Pool(5)	—
Corsair(4)	84,000	Hyundai	2014	X	S	Pool(5)	—
Corvette	84,000	Hyundai	2015	X	S	Pool(5)	—
Cougar(4)	84,000	Hyundai	2015	X	—	Pool(5)
Concorde	84,000	Hyundai	2015	X	S	Pool(5)	—
Cobra	84,000	Hyundai	2015	X	—	Pool(5)	—
Continental	84,000	Hyundai	2015	X	S	Pool(5)	—
Constitution	84,000	Hyundai	2015	X	S	Pool(5)	—
Commodore	84,000	Hyundai	2015	X	—	Pool-TCO(6)	Q2 2027
Cresques(4)	84,000	Hanwha Ocean	2015	X	S	Pool(5)	—
Constellation	84,000	Hyundai	2015	X	S	Pool(5)	—
Cheyenne	84,000	Hyundai	2015	X	S	Pool(5)	—
Clermont	84,000	Hyundai	2015	X	S	Pool(5)	—
Cratis(4)	84,000	Hanwha Ocean	2015	X	S	Pool(5)	—
Chaparral(4)	84,000	Hyundai	2015	X	—	Pool-TCO(6)	Q2 2025
Copernicus(4)	84,000	Hanwha Ocean	2015	X	S	Pool(5)	—
Commander	84,000	Hyundai	2015	X	S	Pool(5)	—
Challenger	84,000	Hyundai	2015	X	S	Pool-TCO(6)	Q3 2026
Caravelle(4)	84,000	Hyundai	2016	X	S	Pool(5)	—
Captain Markos(4)	84,000	Kawasaki	2023	X	DF	Pool(5)	—
Total	1,762,000

Time chartered-in VLGCs
Future Diamond(7)	80,876	Hyundai	2020	X	S	Pool(5)	—
HLS Citrine(8)	86,090	Hyundai	2023	X	DF	Pool(5)	—
HLS Diamond(9)	86,090	Hyundai	2023	X	DF	Pool(5)	—
Cristobal(10)	86,980	Hyundai	2023	X	DF	Pool(5)	—
(1)	Represents vessels with very low revolutions per minute, long-stroke, electronically controlled engines, larger propellers, advanced hull design, and low friction paint.

(2)	Represents calendar year quarters.

(3)	Vessel was reflagged from the Bahamas to Madeira on December 2, 2024 to comply with EU regulations.

(4)	Operated pursuant to a bareboat chartering agreement. See Note 10 to our consolidated financial statements.

(5)	“Pool” indicates that the vessel operates in the Helios Pool on a voyage charter with a third party and we receive a portion of the pool profits calculated according to a formula based on the vessel’s pro rata performance in the pool.

(6)	“Pool-TCO” indicates that the vessel is operated in the Helios Pool on a time charter out to a third party and we receive a portion of the pool profits calculated according to a formula based on the vessel’s pro rata performance in the pool.

(7)	Vessel has a Panamax beam and is currently time chartered-in to our fleet with an expiration during the first calendar quarter of 2026.

(8)	Vessel has a Panamax beam and is currently time chartered-in to our fleet with an expiration during the first calendar quarter of 2030 and purchase options beginning in year seven.

(9)	Vessel has a Panamax beam and is currently time chartered-in to our fleet with an expiration during the first calendar quarter of 2030 and purchase options beginning in year seven.

(10)	Vessel has a Panamax beam and shaft generator and is currently time chartered-in to our fleet with an expiration during the third calendar quarter of 2030 and purchase options beginning in year seven.

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

Our Customers

Our customers, either directly or through the Helios Pool, include or have included global energy companies such as Exxon Mobil Corp., Chevron Corp., China International United Petroleum & Chemicals Co., Ltd., Royal Dutch Shell plc, Equinor ASA, Total S.A., and Energy Transfer Partners, commodity traders such as Glencore plc, Itochu Corporation, Bayegan Group, Gunvor Group, and the Vitol Group and importers such as E1 Corp., Indian Oil Corporation, SK Gas Co. Ltd., and Astomos Energy Corporation, or subsidiaries of the foregoing. See “Item 7. Management Discussion and Analysis—Overview” for a discussion of our customers that accounted for more than 10% of our total revenues and “Item 1A. Risk Factors—We expect to be dependent on a limited number of customers for a material part of our revenues, and failure of such customers to meet their obligations could cause us to suffer losses or negatively impact our results of operations and cash flows.” For the years ended March 31, 2025, 2024 and 2023 approximately 97%, 95% and 94% of our revenues, respectively, were generated through the Helios Pool as net pool revenues—related party. See “Item 1A. Risk Factors—We, and the Helios Pool, operate exclusively in the VLGC segment of the LPG shipping industry. Due to the general lack of industry diversification, adverse developments in the LPG shipping industry may adversely affect our business, financial condition and operating results.”

We intend to continue to pursue a balanced chartering strategy by employing our vessels on a mix of multi-year time charters, some of which may include a profit-sharing component, shorter-term time charters, spot market voyages and COAs. As of May 23, 2025, we do not currently have a vessel on a fixed time charter outside of the Helios Pool and three of our VLGCs are on Pool-TCO within the Helios Pool. See “Our Fleet” above for more information.

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

Competition

LPG carrier capacity is primarily a function of the size of the existing world fleet, the number of newbuildings being delivered and the scrapping of older vessels. According to industry sources, in the VLGC sector in which we operate as of May 23, 2025, there were 402 vessels with an aggregate carrying capacity of 33.6 million cbm in the world fleet and 108 vessels (including 65 ammonia carriers) with 9.7 million cbm of capacity on order for delivery by the end of 2029.

Our largest competitors for VLGC shipping services include BW LPG Ltd., or BWLPG; Nippon Yusen Kabushiki Kaisha, or NYK Line; and Petredec Pte. Ltd., or Petredec. According to industry sources, there were approximately 115 owners in the worldwide VLGC fleet as of May 23, 2025, with the top ten owners possessing 41% of the total fleet on a vessel count basis. Competition for the transportation of LPG depends on the price, vessel position, size, age, condition and acceptability of the vessel to the charterer. Our twenty-one VLGCs (excluding the four-time chartered-in vessels) have an average age of 10.0 years compared to the global VLGC fleet’s average age of 11.4 years. Refer to “Item 1A. Risk Factors—We face substantial competition in trying to expand relationships with existing customers and obtain new customers.”

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

Human Capital

As of March 31, 2025, we employed 93 shore-based persons in our offices in the United States, Greece, and Denmark, and had approximately 494 seafaring staff serving on our technically managed vessels. Seafarers are sourced from seafarer recruitment and placement service agencies and are employed with short-term employment contracts.

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

The health and safety of our staff is of paramount importance to us and we regularly monitor various health and safety measures intended to address safety and public health concerns. In February 2022, Russia invaded Ukraine. We employ Ukrainian and Russian seafarers and during the conflict we began providing our Ukrainian and Russian seafarers, if they choose, with safe accommodation outside of Ukraine and Russia for both them and their families.

We seek to honor the dignity of each person by fostering a culture of inclusion. We embrace diverse voices and experiences, support programs and resources that build an authentic and respectful workplace, and provide opportunities for each person to contribute meaningfully. We believe a diverse workforce, representing a broad spectrum of abilities and perspectives, enables us to innovate, collaborate and better deliver to our customers. Additionally, we have joined the All Aboard Alliance and, together with other industry leaders, we are committed to have a sustainable, progressive, and innovative maritime industry both at sea and onshore.

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

Our Environmental, Social and Governance Efforts

As one of the leaders in the international transportation of LPG, we are committed to delivering cleaner-burning energy in a safe, reliable and environmentally efficient manner. LPG is a clean, efficient and readily available source of energy, with positive benefits to the environment relative to other fossil fuels. While extending the economic and social benefits of delivering LPG to consumers across the globe, we recognize that the shipping industry is heavily dependent on the burning of fossil fuels which contribute to the warming of the world’s climate system. In providing our services, we are committed to reducing our carbon footprint and greenhouse gas emissions. We welcome and support efforts to increase transparency and to promote investors’ understanding of how the shipping industry is addressing climate change-related risks and opportunities. We have disclosed certain sustainability-related information on our website, including our Corporate Responsibility (ESG) Report, aligned with the Sustainability Accounting Standards Board (SASB) Marine Transportation standard, and have also included recommendations provided by the Taskforce on Climate-Related Financial Disclosures (TCFD). The report includes information on how we monitor, manage and perform on material environmental issues in the face of increasing expectations and regulations and may be found on our website at www.dorianlpg.com. The information included on or accessible through our website is not incorporated by reference into this annual report on Form 10-K (this “Annual Report”).

Dorian’s sustainability and corporate responsibility strategies, risks and initiatives are overseen by our board of directors (the “Board of Directors”), which includes independent members and experts in shipping matters. Our Nominating and Corporate Governance Committee monitors the progress of efforts and together with management ensures integrity of reporting. The Company’s executive leadership team, led by our Chief Executive Officer, President and Chairman of the Board of Directors, Mr. John C. Hadjipateras, formulates environmental, corporate, and governance strategies and drives initiatives, while the members of our management set targets, assess risks, develops policies and procedures and executes the efforts. Some of the initiatives that we have undertaken include:

●	operating newer, more technologically advanced ECO vessels, with very low revolutions per minute, long-stroke, electronically controlled engines, larger propellers, advanced hull design, and low friction paint, resulting in enhanced energy efficiency and reduced greenhouse gas emissions on a ton-mile basis, including the vessels in our existing fleet, our newbuilding Dual-fuel ECO VLGC delivered from Kawasaki Heavy Industries in March 2023, and our three time chartered-in Dual Fuel VLGCs that entered our fleet in February, March, and July 2023;

●	fitting vessels with scrubbers to reduce sulfur emissions to, among other things, comply with the IMO’s new fuel regulations which went into effect in January 2020;

●	joining the Getting to Zero Coalition, a global alliance of more than 140 companies committed to the decarbonization of deep-sea shipping in line with the IMO greenhouse gas emissions reduction strategy;

●	creating teams and a formal reporting structure for the evaluation and potential implementation of new energy saving technologies such as batteries, hull friction reducing technologies, and a range of other applications;

●	implementing and utilizing internal and third-party data collection and analysis software, which allows data to be gathered from our vessels for use in performance optimization, with the aim of reducing our fuel consumption, carbon dioxide and greenhouse gas emissions;

●	including a sustainability-linked pricing mechanism in our 2023 A&R Debt Facility (as defined below) and providing relevant carbon emissions data for the vessels in our fleet that are owned or technically managed pursuant to a bareboat charter to our lenders in connection with the Poseidon Principles, which establish a framework for assessing and disclosing the climate alignment of ship finance portfolios with the IMO’s target to peak greenhouse gas (“GHG”) emissions from international shipping as soon as possible and to reach net-zero GHG emissions by or around, i.e. close to, 2050, as per 2023 IMO GHG Strategy;

●	successfully complying with the IMO’s Energy Efficiency Existing Ship Index (“EEXI”) and Carbon Intensity Indicator (“CII”) requirements in 2023, affirming our commitment to maritime environmental standards;

●	becoming a Mission Ambassador in a strategic partnership with the Mærsk Mc-Kinney Møller Center for Zero Carbon Shipping, Copenhagen, starting January 2023, and joining forces with the maritime industry's united effort to accelerate the possibility of net-zero target by 2050;

●	becoming a signatory to the Neptune Declaration on Seafarer Wellbeing and Crew Change, in a worldwide call to action to end the unprecedented crew change crisis caused by COVID-19;

●	establishing risk management and internal control policies and systems to manage risk and ensure compliance with all applicable international and local laws;

●	establishing compliance programs to meet or exceed, when possible and appropriate, all applicable rules and regulations governing the maritime industry; and

●	becoming a founding member of the MIT Maritime Consortium which is focused on solving challenges and developing innovative technologies to assist in decarbonizing shipping.

Establishing compliance programs to meet or exceed, when possible and appropriate, all applicable rules and regulations governing the maritime industry. We were one of the founding members of The All Aboard Alliance (“AAA”), an initiative of the Global Maritime Forum, which brings together senior leaders from across the maritime industry, united by a collaborative drive towards increasing diversity, equity, and inclusion in all organizations, at sea and onshore. In October 2023, the AAA announced the Diversity@Sea initiative that saw eleven companies pilot a series of test measures to make life at sea more inclusive and attractive to all seafarers. We participated in track two of the initiative that required us to meet, including having a minimum number of women onboard, continuously available wi-fi for crew members, and ensuring that all seaborne staff have access to inclusive personal protective equipment.

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

Our LPG vessels may also become subject to the 2010 HNS Convention, if it is entered into force. In 1996, the International Convention on Liability and Compensation for Damages in Connection with the Carriage of Hazardous and Noxious Substances by Sea, was adopted and subsequently amended by the 2010 Protocol, or the 2010 HNS Convention. The HNS Convention creates a regime of liability and compensation for damage from hazardous and noxious substances (“HNS”), including liquefied gases. The 2010 HNS Convention establishes that the polluter pays by ensuring that the shipping and HNS industries provide compensation for those who have suffered loss or damage resulting from an HNS incident. The following types of damage will be covered by the 2010 HNS Convention: loss of life or personal injury on board or outside the ship carrying the HNS; loss of or damage to property outside the ship; economic losses resulting from contamination, e.g. in the fishing, mariculture and tourism sectors; costs of preventive measures, e.g. clean-up operations at sea and onshore; and costs of reasonable measures of reinstatement of the environment. Shipowners will be held strictly liable up to a maximum limit of liability for the cost of an HNS incident and are required to have insurance that is State certified. The 2010 HNS Convention sets up a two-tier system of compensation composed of compulsory insurance taken out by shipowners and an HNS Fund which comes into play when the insurance is insufficient to satisfy a claim or does not cover the incident. Under the 2010 HNS Convention, if damage is caused by bulk HNS, claims for compensation will first be sought from the shipowner up to a maximum of 100 million Special Drawing Rights (“SDR”). If the damage is caused by packaged HNS or by both bulk and packaged HNS, the maximum liability is 115 million SDR. Once the limit is reached, compensation will be paid from the HNS Fund up to a maximum of 250 million SDR. The 2010 HNS Convention will enter into force 18 months after the date on which it is ratified by at least twelve States, four of which must each have a merchant shipping fleet of no less than 2 million units of gross tonnage, and having received during the preceding calendar year a total quantity of at least 40 million tons of cargo that would be contributing to the general account. To date, eight states (South Africa, Canada, Denmark, Estonia, Norway, Turkey, France and Slovakia) have ratified and consented to be bound by the 2010 HNS Convention. Although the 2010 HNS Convention has not been ratified by a sufficient number of countries to enter into force, we cannot estimate the costs that may be needed to comply with any such requirements that may be adopted with any certainty at this time.

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

The Marine Environment Protection Committee, or “MEPC,” adopted amendments to Annex VI regarding emissions of sulfur oxide, nitrogen oxide, particulate matter and ozone depleting substances, which entered into force on July 1, 2010. The amended Annex VI seeks to further reduce air pollution by, among other things, implementing a progressive reduction of the amount of sulfur contained in any fuel oil used on board ships. On October 27, 2016, MEPC 70 agreed to implement a global 0.5% m/m sulfur oxide emissions limit (reduced from 3.50%) starting from January 1, 2020 (the “IMO 2020 Cap”). This limitation can be met by using low-sulfur compliant fuel oil, alternative fuels or certain scrubbers. Ships are now required to obtain bunker delivery notes and International Air Pollution Prevention (“IAPP”) Certificates from their flag states that specify sulfur content. Additionally, at MEPC 73, amendments to Annex VI to prohibit the carriage of bunkers above 0.5% sulfur on ships were adopted and took effect March 1, 2020, with the exception of vessels fitted with scrubbers which can carry fuel of higher sulfur content. These regulations subject ocean-going vessels to stringent emissions controls and may cause us to incur substantial costs.

Sulfur content standards are even stricter within certain “Emission Control Areas,” or (“ECAs”). As of January 1, 2015, ships operating within an ECA were not permitted to use fuel with sulfur content in excess of 0.1% m/m. Amended Annex VI establishes procedures for designating new ECAs. Currently, the IMO has designated five ECAs, including specified portions of the Baltic Sea area, Mediterranean Sea area, North Sea area, North American area and United States Caribbean area. The Mediterranean Sea became an ECA on May 1, 2024, and compliance obligations began May 1, 2025. Ocean-going vessels in these areas will be subject to stringent emission controls and may cause us to incur additional costs. Other areas in China are subject to local regulations that impose stricter emission controls. In July 2023, MEPC 80 announced three new ECA proposals, including the Canadian Arctic waters and the North-East Atlantic Ocean, which were adopted in draft amendments to Annex IV that will enter into force in March 2026. If other ECAs are approved by the IMO, or other new or more stringent requirements relating to emissions from marine diesel engines or port operations by vessels are adopted by the U.S. Environmental Protection Agency (“EPA”) or the states where we operate, compliance with these regulations could entail significant capital expenditures or otherwise increase the costs of our operations.

The amended Annex VI also established new tiers of stringent nitrogen oxide emissions standards for marine diesel engines, depending on their date of installation. Tier III NOx standards were designed for the control of NOx produced by vessels and apply to ships that operate in the North American and U.S. Caribbean Sea ECAs with marine diesel engines installed and constructed on or after January 1, 2016. Tier III requirements could apply to additional areas designated for Tier III NOx in the future. At MEPC 70 and MEPC 71, the MEPC approved the North Sea and Baltic Sea as ECAs for nitrogen oxide for ships built on or after January 1, 2021. The EPA promulgated equivalent (and in some senses stricter) emissions standards in 2010. As a result of these designations or similar future designations, we may be required to incur additional operating or other costs.

At MEPC 70, Regulation 22A of MARPOL Annex VI became effective as of March 1, 2018 and requires ships above 5,000 gross tonnage to collect and report annual data on fuel oil consumption to an IMO database, with the first year of data collection having commenced on January 1, 2019. The IMO used such data as part of its initial roadmap (through 2023) for developing its strategy to reduce greenhouse gas emissions from ships, as discussed further below.

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

In 2021, MEPC amended MARPOL Annex I to prohibit the use and carriage for use as fuel of heavy fuel oil (“HFO”) by ships in Arctic waters on and after July 1, 2024. That same year, MEPC also adopted a non-binding resolution which urges Member States and ship operators to voluntarily use distillate or other cleaner alternative fuels or methods of propulsion that are safe for ships and could contribute to the reduction of Black Carbon emissions from ships when operating in or near the Arctic.

Additionally, in 2022, MEPC amended Annex VI to impose new regulations to reduce greenhouse gas emissions from ships. These amendments introduce requirements to assess and measure the energy efficiency of all ships and set the required attainment values, with the goal of reducing the carbon intensity of international shipping. The requirements include (1) a technical requirement to reduce carbon intensity based on a new Energy Efficiency Existing Ship Index (“EEXI”), and (2) operational carbon intensity reduction requirements, based on a new operational carbon intensity indicator (“CII”). The attained EEXI is required to be calculated for ships of 400 gross tonnage and above, in accordance with different values set for ship types and categories. With respect to the CII, the draft amendments would require ships of 5,000 gross tonnage to document and verify their actual annual operational CII achieved against a determined required annual operational CII. All ships above 400 gross tonnage must also have an approved SEEMP on board. For ships above 5,000 gross tonnage, the SEEMP needs to include certain mandatory content.

In late 2022, MEPC 79 adopted amendments to MARPOL Annex VI, Appendix IX to include the attained and required CII values, the CII rating and attained EEXI for existing ships in the required information to be submitted to the IMO Ship Fuel Oil Consumption Database. MEPC 79 also revised the EEDI calculation guidelines to include a CO2 conversion factor for ethane, a reference to the updated ITCC guidelines, and a clarification that in case of a ship with multiple load line certificates, the maximum certified summer draft should be used when determining the deadweight. These amendments entered into force on May 1, 2024. In July 2023, MEPC 80 approved the plan for reviewing CII regulations and guidelines, which must be completed at the latest by January 1, 2026. This review commenced at MEPC 82 in Fall 2024, and there will be no immediate changes to the CII framework, including correction factors and voyage adjustments, before the review is completed.

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

Under Chapter IX of the SOLAS Convention, or the International Safety Management Code for the Safe Operation of Ships and for Pollution Prevention (the “ISM Code”), our operations are also subject to environmental standards and requirements. The ISM Code requires the party with operational control of a vessel to develop an extensive safety management system that includes, among other things, the adoption of a safety and environmental protection policy setting forth instructions and procedures for operating its vessels safely and for responding to emergencies. We rely upon the safety management system that we and our technical management team have developed for compliance with the ISM Code. The failure of a vessel owner or bareboat charterer to comply with the ISM Code may subject such party to increased liability, may decrease available insurance coverage for the affected vessels and may result in a denial of access to, or detention in, certain ports.

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

Amendments to the SOLAS Convention Chapter VII apply to vessels transporting dangerous goods and require those vessels be in compliance with the International Maritime Dangerous Goods Code (“IMDG Code”). Effective January 1, 2018, the IMDG Code includes (1) provisions for radioactive material, reflecting the latest provisions from the International Atomic Energy Agency, (2) marking, packing and classification requirements for dangerous goods and (3) mandatory training requirements. Amendments which took effect on January 1, 2020 also reflect the latest material from the UN Recommendations on the Transport of Dangerous Goods, including (1) provisions regarding IMO type 9 tank, (2) abbreviations for segregation groups, and (3) special provisions for carriage of lithium batteries and of vehicles powered by flammable liquid or gas. Additional amendments, which came into force on June 1, 2022, include (1) addition of a definition of dosage rate, (2) additions to the list of high consequence dangerous goods, (3) provisions for medical/clinical waste, (4) addition of various ISO standards for gas cylinders, (5) a new handling code, and (6) changes to stowage and segregation provisions.

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

Furthermore, recent action by the IMO’s Maritime Safety Committee and United States agencies indicates that cybersecurity regulations for the maritime industry are likely to be further developed in the near future in an attempt to combat cybersecurity threats By IMO resolution, administrations are encouraged to ensure that cyber-risk management systems are incorporated by ship-owners and managers by their first annual Document of Compliance audit after January 1, 2021. In February 2021, the U.S. Coast Guard published guidance on addressing cyber risks in a vessel’s safety management system. This might cause companies to create additional procedures for monitoring cybersecurity, which could require additional expenses and/or capital expenditures. The impact of future regulations is hard to predict at this time. In addition, the 2024 ABS Marine Vessel Rules, which incorporate the IACS Unified Requirements (“UR”) E26 and E27, went into force on July 1, 2024, and were developed to establish a uniform set of minimum “cyber resilient” functional and performance criteria. These regulations required vessels to be constructed that are contracted after July 1, 2024 to comply with certain cyber security requirements and be assigned the a “Cyber Resilience” notation.

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

The MEPC maintains guidelines for approval of ballast water management systems (G8). At MEPC 72, amendments were adopted to extend the date existing vessels are subject to certain ballast water standards. Ships over 400 gross tons generally must comply with a “D-1 standard,” requiring the exchange of ballast water only in open seas and away from coastal waters. The “D-2 standard” specifies the maximum amount of viable organisms allowed to be discharged, and compliance dates vary depending on the IOPP renewal dates. The standards have been in force since 2019, and for most ships, compliance with the D-2 standard involved installing on-board systems to treat ballast water and eliminate unwanted organisms. Ballast water management systems, which include systems that make use of chemical, biocides, organisms or biological mechanisms, or which alter the chemical or physical characteristics of the ballast water, must be approved in accordance with IMO Guidelines (Regulation D-3). Since September 8, 2024, all ships must meet the D-2 standard. Costs of compliance with these regulations may be substantial. Additionally, in November 2020, MEPC 75 adopted amendments to the BWM Convention which would require a commissioning test of the ballast water management system for the initial survey or when performing an additional survey for retrofits. This analysis will not apply to ships that already have an installed BWM system certified under the BWM Convention. These amendments have entered into force on June 1, 2022. In December 2022, MEPC 79 agreed that it should be permitted to use ballast tanks for temporary storage of treated sewage and grey water. MEPC 79 also established that ships are expected to return to D-2 compliance after experiencing challenging uptake water and bypassing a BWM system should only be used as a last resort.

In July 2023, MEPC 80 approved a plan for a comprehensive review of the BWM Convention over the next three years and the corresponding development of a package of amendments to the Convention. MEPC 80 also adopted further amendments relating to Appendix II of the BWM Convention concerning the form of the Ballast Water Record Book, which entered into force in February 2025. A protocol for ballast water compliance monitoring devices and unified interpretation of the form of the BWM Convention certificate were also adopted. In March 2024, MEPC 81 adopted amendments to the BWM Convention concerning the use of Ballast Water Record Books in electronic form, which are expected to enter into force in October 2025. Pursuant to the ongoing review, in Fall 2024, MEPC 82 approved the 2024 Guidance on ballast water record keeping and reporting and the 2024 Guidance for Administrations on the type approval process for ballast water management systems to support harmonized evaluation by Administrations.

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

Compliance Enforcement

Noncompliance with the ISM Code or other IMO regulations may subject the ship owner or bareboat charterer to increased liability, may lead to decreases in available insurance coverage for affected vessels and may result in the denial of access to, or detention in, some ports. The USCG and European Union authorities prohibit vessels not in compliance with the ISM Code by applicable deadlines will from trading in U.S. and European Union ports, respectively. As of the date of this Annual Report, each of our vessels is ISM Code certified. However, there can be no assurance that such certificates will be maintained in the future. The IMO continues to review and introduce new regulations. It is impossible to predict what additional regulations, if any, may be passed by the IMO and what effect, if any, such regulations might have on our operations.

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

OPA contains statutory caps on liability and damages; such caps do not apply to direct cleanup costs. On December 23, 2022, the USCG issued a final rule to adjust the limitation of liability under the OPA. Effective March 23, 2023, the new adjusted limits of OPA liability for a tank vessel, other than a single-hull tank vessel, over 3,000 gross tons liability to the greater of $2,500 per gross ton or $21,521,300) (previous limit was $2,300 gross ton or $19,943,400). These limits of liability do not apply if an incident was proximately caused by the violation of an applicable U.S. federal safety, construction or operating regulation by a responsible party (or its agent, employee or a person acting pursuant to a contractual relationship) or a responsible party's gross negligence or willful misconduct. The limitation on liability similarly does not apply if the responsible party fails or refuses to (i) report the incident as required by law where the responsible party knows or has reason to know of the incident; (ii) reasonably cooperate and assist as requested in connection with oil removal activities; or (iii) without sufficient cause, comply with an order issued under the Federal Water Pollution Act (Section 311 (c), (e)) or the Intervention on the High Seas Act.

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

The 2010 Deepwater Horizon oil spill in the Gulf of Mexico resulted in additional regulatory initiatives or statutes, including higher liability caps under OPA, new regulations regarding offshore oil and gas drilling and a pilot inspection program for offshore facilities. However, several of these initiatives and regulations have been or may be revised as a result of political changes. For example, the U.S. Bureau of Safety and Environmental Enforcement’s (“BSEE”) revised Production Safety Systems Rule (“PSSR”), effective December 27, 2018, modified and relaxed certain environmental and safety protections under the 2016 PSSR. However, in August 2023, under a new administration, the BSEE released a final Well Control Rule, which strengthens testing and performance requirements, and may affect offshore drilling operations.

In January 2021, the Biden administration issued an executive order temporarily blocking new leases for oil and gas drilling in federal waters, but ultimately, the order was rendered ineffective by a permanent injunction issued by a Louisiana court. After being blocked by the courts, in September 2023, the Biden administration announced a scaled back offshore oil drilling plan, including just three oil lease sales in the Gulf of Mexico. On January 6, 2025, the Biden administration announced a ban on new offshore oil and gas drilling in more than 625 million acres of U.S. waters on the Atlantic and Pacific coasts and in Alaska, but Louisiana-led states and fossil fuel groups are challenging the ban. On January 20, 2025, President Trump issued an executive order revoking this ban but will also likely face legal challenges over this revocation. The Trump administration has also proposed leasing new sections of U.S. waters to oil and gas companies for offshore drilling. With these rapid changes, compliance with any new requirements of OPA and future legislation or regulations applicable to the operation of our vessels could impact the cost of our operations and adversely affect our business.

OPA specifically permits individual states to impose their own liability regimes with regard to oil pollution incidents occurring within their boundaries, provided they accept, at a minimum, the levels of liability established under OPA. Some states have enacted legislation providing for unlimited liability for oil spills, and many U.S. states that border a navigable waterway have enacted environmental pollution laws that impose strict liability on a person for removal costs and damages resulting from a discharge of oil or a release of a hazardous substance. Moreover, some states have enacted legislation providing for unlimited liability for discharge of pollutants within their waters, although in some cases, states which have enacted this type of legislation have not yet issued implementing regulations defining vessel owners’ responsibilities under these laws. These laws may be more stringent than U.S. federal law. We intend to comply with all applicable state regulations in the ports where our vessels call.

We currently maintain pollution liability coverage insurance in the amount of $1.0 billion per incident for each of our vessels. If the damages from a catastrophic spill were to exceed our insurance coverage, it could have an adverse effect on our business and results of operations.

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

The EPA and the USCG have also enacted rules relating to ballast water discharge, compliance with which requires the installation of equipment on our vessels to treat ballast water before it is discharged or the implementation of other port facility disposal arrangements or procedures at potentially substantial costs, and/or otherwise restrict our vessels from entering U.S. Waters. The EPA will regulate these ballast water discharges and other discharges incidental to the normal operation of certain vessels within United States waters pursuant to the Vessel Incidental Discharge Act (“VIDA”), which was signed into law on December 4, 2018 and replaced the 2013 Vessel General Permit (“VGP”) program (which authorizes discharges incidental to operations of commercial vessels and contains numeric ballast water discharge limits for most vessels to reduce the risk of invasive species in U.S. waters, stringent requirements for scrubbers, and requirements for the use of environmentally acceptable lubricants) and current Coast Guard ballast water management regulations adopted under the U.S. National Invasive Species Act (“NISA”), such as mid-ocean ballast exchange programs and installation of approved USCG technology for all vessels equipped with ballast water tanks bound for U.S. ports or entering U.S. waters. VIDA establishes a new framework for the regulation of vessel incidental discharges under Clean Water Act (CWA), requires the EPA to develop performance standards for those discharges within two years of enactment, and requires the U.S. Coast Guard to develop implementation, compliance and enforcement regulations within two years of EPA’s promulgation of standards. On September 24, 2024, the EPA finalized its rule on Vessel Incidental Discharge Standards of Performance, which means that the USCG must now develop corresponding regulations regarding ballast water within two years of that date. Under VIDA, all provisions of the 2013 VGP and USCG regulations regarding ballast water treatment remain in force and effect until the EPA and U.S. Coast Guard regulations are finalized. Non-military, non-recreational vessels greater than 79 feet in length must continue to comply with the requirements of the VGP, including submission of a Notice of Intent (“NOI”) or retention of a PARI form and submission of annual reports. We have submitted NOIs for our vessels where required. Compliance with the EPA, U.S. Coast Guard and state regulations could require the installation of ballast water treatment equipment on our vessels or the implementation of other port facility disposal procedures at potentially substantial cost, or may otherwise restrict our vessels from entering U.S. waters.

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

The EU also adopted the FuelEU Maritime regulation, a proposal included in the "Fit-for-55" legislation. From January 2025, FuelEU Maritime sets requirements on the annual average GHG intensity of energy used by ships trading within the EU or European Economic Area (EEA). This intensity is measured as GHG emissions per energy unit (gCO2e/MJ) and, in turn, GHG emissions are calculated in a well-to-wake perspective. The calculation takes into account emissions related to the extraction, cultivation, production and transportation of fuel, in addition to emissions from energy used on board the ship. The baseline for the calculation is the average well-to-wake GHG intensity of the fleet in 2020: 91.16 gCO2e/MJ. This started at a 2% reduction in 2025, increasing to 6% in 2030, and accelerating from 2035 to reach an 80% reduction by 2050.

Compliance with the Maritime EU ETS or the FuelEU Maritime regulation will result in additional compliance and administration costs to properly incorporate the provisions of the Directive into our business routines. Additional EU regulations which are part of the EU’s "Fit-for-55," could also affect our financial position in terms of compliance and administration costs when they take effect.

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

Greenhouse Gas Regulation

Currently, the emissions of greenhouse gases from international shipping are not subject to the Kyoto Protocol to the United Nations Framework Convention on Climate Change, which entered into force in 2005 and pursuant to which adopting countries have been required to implement national programs to reduce greenhouse gas emissions. International negotiations are continuing with respect to a successor to the Kyoto Protocol, and restrictions on shipping emissions may be included in any new treaty. In December 2009, more than 27 nations, including the U.S. and China, signed the Copenhagen Accord, which includes a non-binding commitment to reduce greenhouse gas emissions. The 2015 United Nations Climate Change Conference in Paris resulted in the Paris Agreement, which entered into force on November 4, 2016 and does not directly limit greenhouse gas emissions from ships. The U.S. initially entered into the agreement, but on June 1, 2017, the Trump administration announced that the United States intends to withdraw from the Paris Agreement, and the withdrawal became effective on November 4, 2020. On January 20, 2021, the Biden administration issued an executive order to rejoin the Paris Agreement, which the U.S. officially rejoined on February 19, 2021. On April 22, 2021, former President Biden also announced a new target for the U.S. to achieve a 50-52% reduction from 2005 levels in economy-wide net greenhouse pollution by 2030. In January 2025, President Trump signed an executive order to begin the withdrawal of the United States from the Paris Agreement

At MEPC 70 and MEPC 71, a draft outline of the structure of the initial strategy for developing a comprehensive IMO strategy on reduction of greenhouse gas emissions from ships was approved. In accordance with this roadmap, in April 2018, nations at the MEPC 72 adopted an initial strategy to reduce greenhouse gas emissions from ships. The initial strategy identifies “levels of ambition” to reduce greenhouse gas emissions and notes that technological innovation, alternative fuels and/or energy sources for international shipping will be integral to achieve the ambitions. At MEPC 77, the Member States agreed to initiate the revision of the Initial IMO Strategy on Reduction of GHG emissions from ships, recognizing the need to strengthen the “levels of ambition.” during the revision process. In July 2023, MEPC 80 adopted the 2023 IMO Strategy on Reduction of GHG Emissions from Ships, which builds upon the initial strategy’s levels of ambition. The revised levels of ambition include (1) further decreasing the carbon intensity from ships through improvement of energy efficiency; (2) reducing carbon intensity of international shipping; (3) increasing adoption of zero or near-zero emissions technologies, fuels, and energy sources; and (4) achieving net zero GHG from international shipping. Furthermore, the following indicative checkpoints were adopted in order to reach net zero GHG emissions from international shipping: i). reduce the total annual GHG emissions from international shipping by at least 20%, striving for 30%, by 2030, compared to 2008 levels; and ii). reduce the total annual GHG emissions from international shipping by at least 70%, striving for 80%, by 2040, compared to 2008 levels. These regulations could cause us to incur additional substantial expenses. In March 2024, MEPC 81 further developed the goal-based marine fuel standard regulating the phased reduction of marine fuel’s GHG intensity as part of its mid-term measures. In Fall 2024, MEPC 82 made further progress on the development of these mid-term measures, and the Committee is expected to approve amendments at MEPC 83 (Spring 2025) for adoption in October 2025.

The EU made a unilateral commitment to reduce overall greenhouse gas emissions from its member states from 20% of 1990 levels by 2020. The EU also committed to reduce its emissions by 20% under the Kyoto Protocol’s second period from 2013 to 2020. Starting in January 2018, large ships over 5,000 gross tonnage calling at EU ports are required to collect and publish data on carbon dioxide emissions and other information. Under the European Climate Law, the EU committed to reduce its net greenhouse gas emissions by at least 55% by 2030 through its “Fit-for-55” legislation package. As part of this initiative, the European Union’s carbon market, EU ETS, has been extended to cover CO2 emissions from all large ships entering EU ports starting January 2024.

In the United States, the EPA issued a finding that greenhouse gases endanger the public health and safety, adopted regulations to limit greenhouse gas emissions from certain mobile sources and proposed regulations to limit greenhouse gas emissions from large stationary sources. However, in March 2017, the Trump administration issued an executive order to review and possibly eliminate the EPA’s plan to cut greenhouse gas emissions, and on August 13, 2020, the EPA released rules rolling back standards to control methane and volatile organic compound emissions from new oil and gas facilities. In early 2021, the Biden administration directed the EPA to publish a proposed rule suspending, revising, or rescinding certain of these rules. The resulting final rule was issued in December 2023. Such rules may be subject to revision or revocation following the change in federal administration beginning in 2025. The EPA or individual states could enact these or other environmental regulations that could affect our operations.

Any passage of climate control legislation or other regulatory initiatives by the IMO, the EU, the U.S. or other countries where we operate, or any treaty adopted at the international level to succeed the Kyoto Protocol or Paris Agreement, that restricts emissions of greenhouse gases could require us to make significant financial expenditures which we cannot predict with certainty at this time. As of March 31, 2025, sixteen of our ECO-VLGCs, including one of our chartered-in ECO-VLGCs, are equipped with scrubbers and we have contractual commitments related to a scrubber on an additional VLGC as of March 31, 2024. In addition to the added costs, the concern over climate change and regulatory measures to reduce greenhouse gas emissions may reduce global demand for oil and oil products, which would have an adverse effect on our business, financial results and cash flows.

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

United States Federal Income Tax Considerations

In the opinion of Seward & Kissel LLP, the following are the material United States federal income tax consequences to us of our activities and to United States Holders and Non-United States Holders, each as defined below, of the common shares. The following discussion of United States federal income tax matters is based on the United States Internal Revenue Code of 1986 as in effect as of the date hereof, or the Code, judicial decisions, administrative pronouncements, and existing and proposed regulations issued by the United States Department of the Treasury, or the Treasury Regulations, all of which are subject to change, possibly with retroactive effect. The discussion below is based, in part, on the description of our business as described in this Annual Report and assumes that we conduct our business as described herein.

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

We believe that we satisfy the Publicly-Traded Test, a factual determination made on an annual basis, with respect to our taxable year ended March 31, 2025, and we expect to continue to do so for our subsequent taxable years, and we intend to take this position for United States federal income tax reporting purposes. We do not currently anticipate circumstances under which we would be able to satisfy the 50% Ownership Test.

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

We believe that we satisfy the Publicly-Traded Test and will not be subject to the 5% Override Rule for taxable year ended March 31, 2025 and we also expect to continue to do so for our subsequent taxable years. However, there are factual circumstances beyond our control that could cause us to lose the benefit of the Section 883 exemption. For example, we may no longer qualify for Section 883 exemption for a particular taxable year if 5% Shareholders were to own, in the aggregate, 50% or more of our outstanding common shares on more than half the days of the taxable year, unless we could establish that within the group of 5% Shareholders, qualified shareholders own sufficient number of our shares to preclude the non-qualified shareholders in such group from owning 50% or more of our common shares for more than half the number of days during the taxable year. Under the Treasury Regulations, we would have to satisfy certain substantiation requirements regarding the identity of our shareholders. These requirements are onerous and there is no assurance that we would be able to satisfy them. Given the factual nature of the issues involved, we can give no assurances in regards of our or our subsidiaries' qualification for the Section 883 exemption.

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

We believe that income we earn from the voyage charters, and also from time charters, for the reasons discussed below, will be treated as active income for PFIC purposes and as a result, we intend to take the position that we satisfy the 75% income test for our taxable year ended March 31, 2025.

Based on our current and anticipated operations, we do not believe that we will be treated as a PFIC for our taxable year ended March 31, 2025 or subsequent taxable years, and we intend to take such position for our United States federal income tax reporting purposes. Our belief is based principally on the position that the gross income we derive from our voyage or time chartering activities should constitute services income, rather than rental income. Accordingly, such income should not constitute passive income, and the assets that we own and operate in connection with the production of such income, in particular, the vessels, should not constitute passive assets for purposes of determining whether we are a PFIC. There is substantial legal authority supporting this position consisting of case law and IRS pronouncements concerning the characterization of income derived from time charters as services income for other tax purposes. However, there is also authority which characterizes time charter income as rental income rather than services income for other tax purposes. Accordingly, no assurance can be given that the IRS or a court of law will accept this position, and there is a risk that the IRS or a court of law could determine that we are a PFIC. In addition, although we intend to conduct our affairs in a manner to avoid being classified as a PFIC with respect to any taxable year, we cannot assure you that the nature of our operations will not change in the future.

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

Available Information

Our website is located at www.dorianlpg.com. Information included on or accessible through our website does not constitute a part of this Annual Report. Our goal is to maintain our website as a portal through which investors can easily find or navigate to pertinent information about us, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and any other reports, after we file them with the Commission. The public may obtain a copy of our filings, free of charge, through our corporate internet website as soon as reasonably practicable after we have electronically filed such material with, or furnished it to, the Commission. Additionally, the Commission maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers, like us, that file electronically with the Commission and these materials, including this Annual Report and the accompanying exhibits, are available from the Commission’s website http://www.sec.gov.

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

Risks Relating to Our Company

●	We, and the Helios Pool, operate exclusively in the VLGC segment of the LPG shipping industry. Due to the general lack of industry diversification, adverse developments in the VLGC segment of the LPG shipping industry may adversely affect our business, financial condition and operating results.
●	Seasonal and other fluctuations in respect of spot market charter rates have had in the past and may have in the future a negative effect on our revenues, results of operations and cash flows.
●	We and/or our pool managers may not be able to successfully secure employment for our vessels or vessels in the Helios Pool, which could adversely affect our financial condition and results of operations.
●	We face substantial competition in trying to expand relationships with existing and new customers.
●	We and the Helios Pool are subject to risks with respect to counterparties which could cause us to suffer losses or negatively impact our results of operations and cash flows.
●	We expect to be dependent on a limited number of customers for a material part of our revenues.
●	Restrictions on VLGC transits and increased toll charges at the Panama Canal may have an adverse effect on our results of operations.
●	Our indebtedness and financial obligations may adversely affect our operational flexibility.
●	Our existing and future debt and financing agreements contain and are expected to contain restrictive covenants that may limit our liquidity and corporate activities.
●	We may be adversely affected by developments and exposed to volatility in the SOFR market.
●	We have and may in the future selectively enter into derivative contracts and forward freight agreements, which can result in higher than market interest rates, lower than market freight rates, and charges against our income and could result in losses.
●	Because we generate all of our revenues in U.S. dollars but incur a portion of our expenses in other currencies, exchange rate fluctuations could adversely affect our results of operations.
●	If we fail to manage our growth properly or effectively time investments, we may incur significant expenses and losses and prevent the implementation of our business strategy.
●	If our fleet grows in size, we may need to update our operations and financial systems and recruit additional staff and crew.
●	We may be unable to attract and retain key personnel without incurring substantial expense.
●	Our directors and officers may in the future hold direct or indirect interests in companies that compete with us.
●	Our business and operations involve inherent operating risks, and our insurance and indemnities from our customers may not be adequate to cover potential losses from our operations.
●	We may be unable to procure adequate insurance coverage at commercially reasonable rates in the future and may be required to make additional premium payments.
●	We may incur increasing costs for the drydocking, maintenance or replacement of our vessels as they age, and, the risks associated with older vessels could adversely affect our ability to obtain profitable charters.
●	If we purchase secondhand vessels, we will be exposed to increased costs.

●	Certain shareholders have a substantial ownership stake in us, and their interests could conflict with the interests of our other shareholders.
●	United States tax authorities could treat us as a “passive foreign investment company.”
●	Changes in tax laws and unanticipated tax liabilities, including if we have to pay tax on United States source shipping income, could materially and adversely affect the taxes we pay, results of operations and financial results.

Risks Relating to Our Industry

●	The cyclical nature of seaborne LPG transportation may lead to significant changes in charter rates, vessel availability and vessel values, which may adversely affect our revenues, profitability and financial condition.
●	A shift in consumer demand from LPG towards other energy sources or changes to trade patterns may have a material adverse effect on our business.
●	The market values of our vessels may fluctuate significantly.
●	An increase in trade protectionism, including the imposition of tariffs, trade embargoes or other economic sanctions, as well as any escalation of trade tensions resulting in a “trade war,” could have a material adverse impact on our industry and, in turn, could cause a material adverse impact on our results of operations, financial condition and cash flows.
●	We are subject to a number of environmental laws, regulations and restrictions, which could require significant expenditures and adversely affect our financial conditions and results of operations.
●	Increasing scrutiny and changing expectations from investors, lenders and other market participants with respect to our ESG policies may impose additional costs on us or expose us to additional risks.
●	General economic, political and regulatory conditions, as well as macroeconomic conditions, could materially adversely affect our business, financial position and results of operations, as well as our future prospects.
●	Our operating results are subject to seasonal fluctuations, which could affect our operating results.
●	Future technological innovation could reduce our charter hire income and the value of our vessels.
●	Changes in fuel, or bunker, prices may adversely affect profits.
●	If our vessels call on ports located in countries or territories that are subject to sanctions or embargoes, it could lead to monetary fines or penalties and/or adversely affect our reputation and the market for our common shares.
●	Our vessels are subject to periodic inspections.
●	Maritime claimants could arrest and governments could requisition our vessels.
●	The operation of ocean-going vessels is inherently risky, and an incident resulting in significant loss or environmental consequences involving any of our vessels could harm our reputation and business.
●	We may be subject to litigation that could have an adverse effect on our business and financial condition.
●	Our operations outside the United States expose us to global risks, such as political instability, terrorism, war, international hostilities, including as a result of the ongoing conflicts in Ukraine and the Middle East, and global public health concerns, which may interfere with the operation of our vessels.
●	Outbreaks of epidemic and pandemic diseases could adversely affect our business.
●	If labor or other interruptions are not resolved in a timely manner, such interruptions could have a material adverse effect on our financial condition.
●	Information technology failures and data security breaches, including as a result of cybersecurity attacks, could negatively impact our results of operations and financial condition and expose us to litigation.

Risks Relating to Our Common Shares

●	The price of our common shares has fluctuated in the past, has recently been volatile and may be volatile in the future, and as a result, investors in our common shares could incur substantial losses.
●	Although we may have paid irregular dividends in the past, there can be no assurance that we will or will be able to pay any dividends in the future. A reduction in or elimination of dividends could cause investors in our common shares to incur substantial losses.
●	Although we have initiated a stock repurchase program, we cannot assure you that we will continue to repurchase shares or that we will repurchase shares at favorable prices.

●	We are a holding company and depend on the ability of our subsidiaries to distribute funds to us in order to satisfy our financial obligations and to make dividend payments.
●	A future sale of shares by major shareholders may reduce the share price.
●	The Republic of the Marshall Islands does not have a well-developed body of corporate law.
●	It may be difficult to enforce a United States judgment against us, our officers and our directors.
●	Our organizational documents contain anti-takeover provisions.

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

On November 24, 2023 we entered into an agreement for a newbuilding VLGC/AC, which is expected to be delivered in the second calendar quarter of 2026. The delivery of the VLGC/AC will mark our departure from operations exclusively in the LPG shipping industry and we may not be able to realize the benefits from our investment in the ammonia transportation sector. For more information, see “If we fail to manage our growth properly, we may incur significant expenses and losses.”

Seasonal and other fluctuations in respect of spot market charter rates have had in the past and may have in the future a negative effect on our revenues, results of operations and cash flows.

Currently, all twenty-five vessels from our fleet, including our four time chartered-in vessels, operate in the Helios Pool, which employs vessels on short-term time charters, COAs, or in the spot market, the latter of which exposes us to fluctuations in spot market charter rates. We also employ none of our VLGCs on a fixed time charter outside of the Helios Pool. As these fixed time charters expire, we may employ these vessels in the spot market.

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

Further, although fixed timed charters generally provide reliable revenues, it also limits the portion of our fleet available for spot market voyages during an upswing in the market, when spot market voyages might be more profitable. Conversely, when the current charter for a vessel in our fleet on a fixed time charter expires (or if such charter is terminated early), we may not be able to re-charter this vessel at similar or higher rates, or at all. As a result, we may have to accept lower rates or experience off hire time for our vessels, which would adversely impact our revenues, results of operations and financial condition.

We and/or our pool managers may not be able to successfully secure employment for our vessels or vessels in the Helios Pool, which could adversely affect our financial condition and results of operations.

As of May 23, 2025, all twenty-five of our vessels, including our four time chartered-in vessels, are operating within the Helios Pool, which employs vessels on short-term time charters, COAs, or in the spot market. None of our vessels are currently on fixed time charter outside of the Helios Pool. We cannot assure you that we will be successful in finding employment for our vessels in the spot market, on time charters or otherwise, or that any employment will be at profitable rates. Moreover, as vessels entered into the Helios Pool are commercially managed by our wholly-owned subsidiary and MOL Energia, we also cannot assure you that we or they will be successful in finding employment for the vessels in the Helios Pool or that any employment will be profitable. Any inability to locate suitable employment for our vessels or the vessels in the Helios Pool could affect our general financial condition, results of operation and cash flow as well as the availability of financing.

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

VLGCs operate in a highly competitive market and we expect substantial competition for providing transportation services from a number of companies (both LPG vessel owners and operators). We anticipate that an increasing number of maritime transport companies, including many with strong reputations and extensive resources and experience, has entered or will enter the LPG shipping market. Our existing and potential competitors may have significantly greater financial resources than us. In addition, competitors with greater resources may have larger fleets, or could operate larger fleets through consolidations, acquisitions, newbuildings or pooling of their vessels with other companies, and, therefore, may be able to offer a more competitive service than us or the Helios Pool, including better charter rates. We expect competition from a number of experienced companies providing contracts for gas transportation services to potential LPG customers, including state-sponsored entities and major energy companies affiliated with the projects requiring shipping services. As a result, we (including the Helios Pool) may be unable to expand our relationships with existing customers or to obtain new customers on a profitable basis, if at all, which would have a material adverse effect on our business, financial condition and operating results.

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

For the year ended March 31, 2025, the Helios Pool accounted for 97% of our total revenues. No other individual charterer accounted for more than 10%. Within the Helios Pool, one charterer represented more than 10% of net pool revenues—related party for the year ended March 31, 2025. We expect that a material portion of our revenues will continue to be derived from a limited number of customers. The ability of each of our customers to perform their obligations under a contract with us will depend on a number of factors that are beyond our control. Should the aforementioned customers fail to honor their obligations under agreements with us or the Helios Pool, we could sustain material losses that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Restrictions on VLGC transits and increased toll charges at the Panama Canal may have an adverse effect on our results of operations.

In June 2016, the expansion of the Panama Canal, or the Canal, was completed. The new locks allow the Canal to accommodate significantly larger vessels, including VLGCs, which we operate. Since the completion of the Canal, transit from the United States Gulf to Asia, an important trade route for our customers, has been shortened by approximately 15 days compared to transiting via the Cape of Good Hope. According to industry sources, over 90% of the US-to-Asia LPG voyages had switched to the Canal by November 2016 and the majority of USA-to-Asia LPG voyages continue to utilize the Panama Canal as of the date of this Annual Report. With increased traffic, the toll has been increased over time. The Panama Canal Authorities decreed that the slots for transit by VLGCs could only be reserved up to 14 days in advance of a proposed transit. This change has resulted in longer wait times and resales of slots among VLGC operators at significantly higher rates than those charged by the Panama Canal Authority. These restrictions have added waiting time to transits, which is typically not paid for by charterers. In April 2022 the Panama Canal Authority proposed a comprehensive restructuring of its toll structure, which would increase rates charged on cargo, including the LPG that crosses the waterway, result in increased rates or additional waiting time for our VLGCs to cross the Canal. Such factors are not generally reflected in charter rates. This proposal was approved in July 2022 and its phase-in period was from January 2023 to January 2025. Our vessels and voyages could be impacted as phase-in continues, which could have an adverse effect on our results of operations and cash flows. Our latest three long-term time chartered-in dual-fuel ECO VLGCs are Panamax vessels and can transit the old Panama Canal locks, which are not currently affected by the toll restructuring referenced above. In addition, the Panama Canal suffered drought conditions during parts of calendar 2023. These conditions resulted in increased freight rates during parts of 2023, and while those conditions moderated during the first calendar quarter of 2024, resulting in lower rates, future drought or other conditions impacting the Panama Canal could have an adverse impact on our financial condition and results of operations.

Our indebtedness and financial obligations may adversely affect our operational flexibility and financial condition.

As of May 23, 2025, we had outstanding indebtedness of $552.4 million, of which $515.4 million is hedged or fixed. Amounts owed under our current credit facility and financing arrangements, and any future credit facilities or financing arrangements, will require us to dedicate a part of our cash flow from operations to paying interest and principal payments, as applicable. These payments will limit funds available for working capital, capital expenditures, acquisitions, dividends, stock repurchases and other purposes and may also limit our ability to undertake further equity or debt financing in the future. Our indebtedness and obligations under our financing arrangements also increase our vulnerability to general adverse economic and industry conditions, limits our flexibility in planning for and reacting to changes in the industry, and places us at a disadvantage to other, less leveraged, competitors.

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

As of March 31, 2025, we were in compliance with the financial and other covenants contained in the 2023 A&R Debt Facility and the BALCAP Facility. As of May 23, 2025, approximately $185.0 million remains outstanding under the 2023 A&R Debt Facility and approximately $57.6 million remains outstanding under the BALCAP Facility.

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

Our financial condition could be materially adversely affected at any time that we have not entered into interest rate hedging arrangements to hedge our exposure to the interest rates applicable to our credit facilities and any other financing arrangements we may enter into in the future. We have entered into and may selectively in the future enter into derivative contracts to hedge our overall exposure to interest rate risk related to our credit facility. Entering into swaps and derivatives transactions is inherently risky and presents various possibilities for incurring significant expenses. The derivatives strategies that we employ currently and, in the future, may not be successful or effective, and we could, as a result, incur substantial additional interest costs or losses. As of May 23, 2025, $37.0 million of our total debt of $552.4 million, or 6.7%, is unhedged or unfixed and a significant change in SOFR could materially adversely affect our financial condition, although we note that a theoretical 20 basis point increase or decrease in SOFR would only result in a $0.1 million over the next 12 months.

Investments in forward freight derivative instruments could result in losses.

From time to time, we may take hedging or speculative positions in derivative instruments, including forward freight agreements, or FFAs. Upon settlement, if an FFA contracted charter rate is less than the average of the rates, as reported by an identified index, for the specified route and period, the seller of the FFA is required to pay the buyer an amount equal to the difference between the contracted rate and the settlement rate, multiplied by the number of days in the specified period. Conversely, if the contracted rate is greater than the settlement rate, the buyer is required to pay the seller the settlement sum. If we do not correctly anticipate charter rate movements over the specified route and time period when we take positions in FFAs or other derivative instruments, we could suffer losses in the settling or termination of the FFA. This could adversely affect our results of operations and cash flows. As of March 31, 2025, we had no FFAs in our portfolio.

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

On November 24, 2023 we entered into an agreement for a newbuilding VLGC/AC, which is expected to be delivered in the second calendar quarter of 2026. The delivery of the VLGC/AC will give us the opportunity to carry full cargoes of LPG or ammonia.

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

Additionally, obtaining voyage and time charters with leading industry participants depends on a number of factors, including the ability to man vessels with suitably experienced, high-quality masters, officers and crew. In recent years, the limited supply of and increased demand for well-qualified crew has created upward pressure on crewing costs, which we generally bear under our time and spot charters. Increases in crew costs may adversely affect our profitability. In addition, if we cannot retain sufficient numbers of quality on-board seafaring personnel, the availability of our fleet could decrease, which could have a material adverse effect on our business, results of operations, cash flows and financial condition.

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

We may not be able to obtain adequate insurance coverage at acceptable rates in the future during adverse insurance market conditions. For example, more stringent environmental regulations have led in the past to increased costs for, and in the future may result in the lack of availability of insurance against risks of environmental damage or pollution. A marine disaster could exceed our insurance coverage, which could harm our business, financial condition and operating results. Any uninsured or underinsured loss could harm our business and financial condition. In addition, our insurance may be voidable by the insurers as a result of certain of our actions, such as our vessels failing to maintain certification with applicable maritime self-regulatory organizations even when such failure is not caused intentionally or by negligence, but, for example, due to computer error or external manipulation.

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

We may acquire secondhand vessels in the future, and while we rigorously inspect previously owned or secondhand vessels prior to purchase, that inspection does not provide us with the same knowledge about their condition and cost of any required (or anticipated) repairs that we would have had if these vessels had been built for and operated exclusively by us. A secondhand vessel may also have conditions or defects that we were not aware of when we bought the vessel and which may require us to incur costly repairs to the vessel. These repairs may require us to put a vessel into drydock, which would reduce our fleet availability and increase our operating costs. The market prices of secondhand vessels also tend to fluctuate with changes in charter rates and the cost of newbuild vessels, and if we sell the vessels, the sales prices may not equal and could be less than their carrying values at that time. Therefore, our future operating results could be negatively affected if our secondhand vessels do not perform as we expect.

Certain shareholders have a substantial ownership stake in us, and their interests could conflict with the interests of our other shareholders.

According to information contained in public filings, Blackrock, Inc.; John C. Hadjipateras; and Dimensional Fund Advisors LP, as of May 23, 2025, own, or may be deemed to beneficially own, 12.8%, 11.7%, and 6.8%, respectively, of our total shares outstanding. John C. Hadjipateras, as our Chief Executive Officer, President and Chairman of the Board of Directors, has the ability to influence certain actions requiring shareholders' approval, including increasing or decreasing the authorized share capital, the election of directors, declaration of dividends, the appointment of management, and other policy decisions. While any future transaction with significant shareholders could benefit us, their interests could at times conflict with the interests of our other shareholders. Conflicts of interest may also arise between us and our significant shareholders or their affiliates, which may result in the conclusion of transactions on terms not determined by market forces. Any such conflicts of interest could adversely affect our business, financial condition and results of operations, and the trading price of our common shares. Moreover, the concentration of ownership may delay, deter or prevent acts that would be favored by our other shareholders or deprive shareholders of an opportunity to receive a premium for their shares as part of a sale of our business. Similarly, this concentration of share ownership may adversely affect the trading price of our shares because investors may perceive disadvantages in owning shares in a company with concentrated ownership.

United States tax authorities could treat us as a “passive foreign investment company,” or PFIC, which could have adverse United States federal income tax consequences to United States holders.

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

Whether we will be treated as a PFIC for our taxable year ended March 31, 2025 and subsequent taxable years will depend upon the nature and extent of our operations. In this regard, we intend to treat the gross income we derive from our voyage and time chartering activities as services income, rather than rental income. Accordingly, such income should not constitute passive income, and the assets that we own and operate in connection with the production of such income, in particular, our vessels, should not constitute passive assets for purposes of determining whether we are a PFIC. There is substantial legal authority supporting this position consisting of case law and the United States Internal Revenue Service, or the IRS, pronouncements concerning the characterization of income derived from time charters as services income for other tax purposes. However, there is also authority which characterizes time charter income as rental income rather than services income for other tax purposes. Accordingly, no assurance can be given that the IRS or a court of law will accept this position, and there is a risk that the IRS or a court of law could determine that we are a PFIC. In addition, although we intend to conduct our affairs in a manner to avoid being classified as a PFIC with respect to any taxable year, we cannot assure you that the nature of our operations will not change in the future.

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

We believe that we qualify, and we expect to qualify, for exemption under Section 883 for our taxable year ended March 31, 2025 and our subsequent taxable years and we intend to take this position for United States federal income tax return reporting purposes. However, there are factual circumstances beyond our control that could cause us to lose the benefit of this tax exemption and thereby become subject to United States federal income tax on our United States source shipping income. For example, we would no longer qualify for exemption under Section 883 of the Code for a particular taxable year if certain “non-qualified” shareholders with a 5% or greater interest in our common shares owned, in the aggregate, 50% or more of our outstanding common shares for more than half the days during the taxable year. Due to the factual nature of the issues involved, there can be no assurances that we or any of our subsidiaries will qualify for exemption under Section 883 of the Code.

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

Risks Relating to Our Industry

The cyclical nature of seaborne LPG transportation may lead to significant changes in charter rates, vessel availability and vessel values, which may adversely affect our revenues, profitability and financial condition.

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

The factors that influence demand for our vessels include:

●	levels of demand for and supply and production of LPG, which may be affected by competition due to availability of new, alternative energy sources, changes in the price of LPG or natural gas relative to other energy sources or other factors making consumption of LPG or natural gas less attractive;
●	global or regional economic, political or geopolitical conditions, including armed conflicts such as the ongoing conflicts in Ukraine and the Middle East, terrorist activities, embargoes, strikes, tariffs and “trade wars” and other developments in international trade, particularly in LPG consuming regions;
●	changes in global or general industrial activity, specifically in the plastics and chemical industries, and changes in trade patterns;
●	changes in the global prices of or production costs of oil and natural gas from which LPG is derived;
●	the development and location of production facilities for LPG and the distance LPG is to be transported by sea;
●	changes in the production levels of crude oil and natural gas (including in particular production by OPEC, the United States and other key producers) and inventories and regional imbalances in production and demand of LPG;
●	availability of competing LPG vessels;
●	availability of alternative transportation means, including pipelines for LPG, which are currently few in number, linking production areas and industrial and residential areas consuming LPG, or the conversion of existing non-petroleum gas pipelines to petroleum gas pipelines in those markets;
●	development and exploitation of alternative fuels and non-conventional hydrocarbon production;
●	competition from alternative sources of energy, other shipping companies and other modes of transportation
●	local and international political and economic conditions, including environmental regulations or restrictions on offshore transportation of LPG and other gases;

●	business disruptions, including supply chain issues, due to natural, health or other disasters, or otherwise
●	domestic and foreign tax policies;
●	accidents, severe weather conditions, natural disasters and other similar incidents relating to the natural gas industry; and
●	international sanctions embargoes, important and export restrictions, nationalizations and wars.

The factors that influence the supply of vessel capacity include:

●	the number of and potential delays of newbuilding deliveries;
●	the age of the world LPG tanker fleet and scrapping rate of older vessels;
●	port and canal congestion;
●	LPG vessel prices, including financing costs and the price of steel, other raw materials and vessel equipment;
●	the price of oil;
●	the availability of shipyards to build LPG vessels when demand is high;
●	available interest rates on financing;
●	changes in environmental and other regulations that may limit the useful lives of vessels;
●	environmental concerns and regulations, including ballast water management, low sulfur fuel consumption regulations, and reductions in CO2 emissions;
●	piracy and other vessel attacks and their impact on voyage routes;
●	technological advances in LPG vessel design and capacity, propulsion technology and fuel consumption efficiency;
●	conversion of LPG carriers to other uses; and
●	the number of vessels that are off-hire and out of service.

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

An increase in the price of LPG, LNG, or other natural gas liquids, due to tariffs or other geopolitical developments, could result in a decline in the export of those products from the United States. There are a number of purpose built ethane carriers on the water and expected to be delivered, and these vessels can also carry LPG. If the import of ethane becomes economically unfeasible, then these vessels could be deployed into the VLGC market, which would increase competition and could result in lower spot charter rates for our vessels.

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

A shift in the consumer demand from LPG towards other energy resources such as wind energy, solar energy, or water energy will affect the demand for our LPG carriers, which could have a material adverse effect on our future performance, results of operations, cash flows and financial position.

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

An increase in trade protectionism, the unraveling of multilateral trade agreements and a decrease in the level of China’s export of goods and import of raw materials could have a material adverse impact on our charterers’ business and, in turn, could cause a material adverse impact on our results of operations, financial condition and cash flows.

Our operations expose us to the risk that increased trade protectionism, tariffs, trade embargoes or other economic sanctions that limit trading activities between the United States and other countries may adversely affect our business. Recently, government leaders have declared that their countries may turn to trade barriers to protect or revive their domestic industries in the face of foreign imports, thereby depressing the demand for shipping.

The U.S. government has made statements and taken actions that may impact U.S. and international trade policies, including tariffs affecting certain Chinese industries. Additionally, new tariffs may be imposed by the Trump administration on imports from Canada, Mexico and China as well as on imports of steel and aluminum. It is unknown whether and to what extent new tariffs (or other new laws or regulations) will be adopted, or the effect that any such actions would have on us or our industry. The U.S. also announced the imposition of a reciprocal tariff policy on most foreign imports subject to certain specified exclusions, that applied an additional 10% duty against all trading partners beginning on April 5, 2025. Additional country-specific duties against certain trading partners were initially effective beginning on April 9, 2025, but are now subject to a suspension for 90 days until July 9, 2025 (although additional tariffs against China remained in effect). On May 12, 2025, the U.S. government announced that it would also suspend its 34% reciprocal tariff imposed on China on April 2, 2025 for 90 days, but would retain a 10% tariff during the period of the pause. This situation is volatile, and a trade war or further escalation of trade tensions could have an adverse impact on our industry that is difficult for us to predict at this time. It is unknown whether and to what extent such tariffs will be retained, expanded, or otherwise modified by the U.S., or the effect that any escalation of trade protectionism, a trade war, or any actions taken by China or other countries in response thereto, will have on us or our industry, but such measures could have an adverse effect on our business, financial condition, and results of operations.

As outlined in the Office of the United States Trade Representative’s (“USTR”) Notice of Action issued on April 17, 2025, the United States has also proposed certain phased service fees to be levied against Chinese vessel owners and operators and on certain Chinese-built vessels calling on U.S. ports, subject to certain exceptions. The Notice of Action also proposes restrictions on services to promote the transport of U.S. goods on U.S. vessels, including a phased requirement for the use of U.S. vessels for the maritime transport of a certain percentage of U.S. liquified natural gas exports, among others. It remains uncertain whether and to what extent the USTR’s proposed action will be implemented in whole or in part, or the effect that it would have on us or our industry generally. Two of the Company’s time chartered-in vessels are currently owned by a Chinese financial institution. The Company is evaluating the impact of this development, but does not believe that it will be material to its operations.

Restrictions on imports, including in the form of tariffs, could have a major impact on global trade and demand for shipping generally. Specifically, increasing trade protectionism in the markets that our charterers serve may cause an increase in (i) the cost of goods exported from exporting countries, (ii) the length of time required to deliver goods from exporting countries, (iii) the costs of such delivery and (iv) the risks associated with exporting goods. These factors may result in a decrease in the quantity of goods to be shipped. Protectionist developments, or the perception they may occur, may have a material adverse effect on global economic conditions, and may significantly reduce global trade, including trade between the United States and China. These developments would also have an adverse impact on our charterers’ business, operating results and financial condition which could, in turn, affect our charterers’ ability to make timely charter hire payments to us and impair our ability to renew charters and grow our business. Any of these developments could have a material adverse effect on our business, results of operations and financial condition, as well as our cash flows, including cash available for dividends to our stockholders.

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

We are subject to a number of environmental laws, regulations and restrictions, which could require significant expenditures and adversely affect our financial conditions and results of operations.

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

The operation of our vessels is also affected by the requirements set forth in the ISM Code. The ISM Code requires ship owners and bareboat charterers to develop and maintain an extensive “Safety Management System” that includes, among other things, the adoption of a safety and environmental protection policy setting forth instructions and procedures for safe operation and for dealing with emergencies. The failure of a ship owner or bareboat charterer to comply with the ISM Code may subject the owner or charterer to increased liability, may decrease available insurance coverage for the affected vessels, or may result in a denial of access to, or detention in, certain ports. Non-compliance with the ISM Code may result in breach of our loan covenants. Currently, each of the vessels in our fleet is ISM Code certified. Because these certifications are critical to our business, we place a high priority on maintaining them. Nonetheless, there is the possibility that such certifications may not be renewed.

In addition, due to concern over the risk of climate change, a number of countries and the IMO have adopted, or are considering the adoption of, regulatory frameworks to reduce greenhouse gas emissions. These regulatory measures may include, among others, adoption of cap and trade regimes, carbon taxes, increased efficiency standards, and incentives or mandates for renewable energy. Compliance with changes in laws, regulations and obligations relating to climate change could increase our costs related to operating and maintaining our vessels and require us to install new emission controls, acquire allowances or pay taxes related to our greenhouse gas emissions, or administer and manage a greenhouse gas emissions program. Revenue generation and strategic growth opportunities could also be adversely affected by compliance with such changes. Additionally, increased regulation of greenhouse gas emissions may incentivize use of alternative energy sources. Unless and until such regulations are implemented and their effects are known, we cannot reasonably or reliably estimate their impact on our financial condition, results of operations and ability to compete. However, any long-term material adverse effect on the LPG industry may adversely affect our financial condition, results of operations and cash flows.

For example, on July 7, 2023, at the IMO’s Marine Environmental Protection Committee’s (“MEPC”) 80th session, the MEPC adopted the 2023 IMO Strategy on Reduction of GHG Emissions from Ships, which, in part, includes (A) enhanced targets to reach net-zero GHG emissions close to 2050; (B) a targeted uptake in use of zero or near-zero GHG emissions technologies and fuels to represent at least 5% (striving for 10%) of the energy used by international shipping by 2030; and (C) indicative check-points to reach net-zero GHG emissions from international shipping, with targets to reduce the total annual GHG emissions from international shipping by (i) at least 20% (striving for 30%) by 2030, as compared to 2008 levels and (i) at least 70% (striving for 80%) by 2040, as compared to 2008 levels. These regulations may cause us to incur additional substantial expenses in the future and therefore could impact the cost of our operations and adversely affect our business.

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

We believe that regulation of the shipping industry will continue to become more stringent and compliance with such new regulations will be more expensive for us and our competitors. Substantial violations of applicable requirements or a catastrophic release from one of our vessels could have a material adverse impact on our financial condition and results of operations. For more information on the environmental laws and regulations applicable to us and our vessels, see “Item 1. Business – Environmental and Other Regulation in the Shipping Industry.”

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

Any increased focus and activism related to ESG and similar matters may hinder access to capital, as investors and lenders may decide to reallocate capital or to not commit capital as a result of their assessment of a company’s ESG practices. Companies which do not adapt to or comply with investor, lender or other industry shareholder expectations and standards, which are evolving, or which are perceived to have not responded appropriately to the growing concern for ESG issues, regardless of whether there is a legal requirement to do so, may suffer from reputational damage and the business, financial condition, and/or stock price of such a company could be materially and adversely affected. For more information with respect to our ESG efforts, please see Item 1. Business—Our Environmental, Social and Governance Efforts.

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

General economic, political and regulatory conditions, as well as the perceived impact of emissions by our vessels on the climate, may adversely impact our business, financial position and results of operations, as well as our future prospects.

The global economy remains subject to downside risks, including substantial sovereign debt burdens in countries throughout the world, continuing turmoil and hostilities in the Middle East, Ukraine and other geographic areas and the refugee crisis in Europe and the Middle East. There has historically been a strong link between the development of the world economy and demand for LPG shipping. Accordingly, an extended negative outlook for the world economy could reduce the overall demand for our services. More specifically, LPG is used as a feedstock in cyclical businesses, such as the manufacturing of plastics and in the petrochemical industry, which can be adversely affected by an economic downturn and, accordingly, continued weakness and any further reduction in demand in those industries could adversely affect the LPG shipping industry. In particular, an adverse change in economic conditions affecting China, India, Japan or Southeast Asia generally could have a negative effect on the demand for LPG, thereby adversely affecting our business, financial position and results of operations, as well as our future prospects. Additionally, Brexit, or similar events in other jurisdictions, could impact global markets, including foreign exchange and securities markets; any resulting changes in currency exchange rates, tariffs, treaties and other regulatory matters could in turn adversely impact our business and operations. During April 2025, China imposed tariffs on US sourced goods, including propane and butane.

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

Our ability to secure funding is dependent on well-functioning capital markets and on an appetite to provide funding to the shipping industry. If global economic conditions worsen, or if capital markets related financing is rendered less accessible or made unavailable to the shipping industry or if lenders for any reason decide not to provide debt financing to us, we may, among other things, not be able to secure additional financing to the extent required, on acceptable terms or at all. If additional financing is not available when needed, or is available only on unfavorable terms, we may be unable to meet our obligations as they come due, or we may be unable to enhance our existing business, complete additional vessel acquisitions or otherwise take advantage of business opportunities as they arise. Major market disruptions may also adversely affect our business or impair our ability to borrow amounts under our credit facilities or any future financial arrangements.

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

In addition, various macroeconomic factors, including rising inflation, higher interest rates, global supply chain constraints, and the effects of overall economic conditions and uncertainties such as those resulting from the current and future conditions in the global financial markets, could adversely affect our results of operations and financial condition. Significant increases in inflation and interest rates may negatively impact us by increasing our operating costs and our cost of borrowing. Interest rates, the liquidity of the credit markets and the volatility of the capital markets could also affect the operation of our business and our ability to raise capital on favorable terms, or at all.

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

Furthermore, fuel may become significantly more expensive in the future, which may reduce our profitability and adversely affect the competitiveness of our business compared to other forms of transportation and reduce our profitability. Effective January 1, 2020, the IMO, under the International Convention for Prevention of Pollution from Ships (“MARPOL”) Annex VI, implemented a new regulation for a 0.50% global sulfur cap on emissions from vessels that are not equipped with sulfur oxide (“SOx”) exhaust gas cleaning systems (“scrubbers”) (the “IMO 2020 Regulations”). Under this global cap, vessels must use marine fuels with a sulfur content of no more than 0.50% against the former regulations specifying a maximum of 3.50% sulfur in an effort to reduce the emission of sulfur oxide into the atmosphere. Currently, fourteen of our technically managed vessels are equipped with scrubbers and, since January 1, 2020, we have transitioned to burning IMO compliant fuels for our non-scrubber equipped vessels. However, since the implementation of the IMO 2020 Regulations, scrubber-equipped vessels have been permitted to consume high-sulfur fuels instead of low-sulfur fuels. A decrease in the difference in the costs between low-sulfur fuel and high-sulfur fuel or unavailability of high-sulfur fuel at ports on certain trading routes, may cause us to fail to recognize benefits of operating scrubbers.

We have and may continue to incur costs to comply with these revised standards and additional or new conventions, laws and regulations may be adopted that could require, among others, the installation of expensive emission control systems and could adversely affect our business, results of operations, cash flows and financial condition. As a result, an increase in the price of fuel beyond our expectations may adversely affect our profitability.

If our vessels call on ports located in countries or territories that are subject to sanctions or embargoes imposed by the United States or other authorities, it could lead to monetary fines or penalties and/or adversely affect our reputation and the market for our common shares.

Although we intend to maintain compliance with all applicable sanctions and embargo laws, and we endeavor to take precautions reasonably designed to mitigate such risks, it is possible that, in the future, vessels in our fleet may call on ports located in countries or territories that are the subject of country-wide or territory-wide comprehensive sanctions or embargoes imposed by the U.S. government or other applicable governmental authorities, or engage in other such transactions or dealings that would be violative of applicable sanctions, on charterers’ instructions, and without our consent. If such activities result in a sanctions violation, we could be subject to monetary fines, penalties, or other sanctions, and our reputation and the market for our common shares could be adversely affected.

Applicable sanctions laws and regulations imposed by the United States and other governmental jurisdictions vary in their application, and by jurisdiction, as they do not all apply to the same covered persons or proscribe the same activities. In addition, the sanctions and embargo laws and regulations of each jurisdiction may be amended to increase or reduce the restrictions they impose over time, and the lists of persons and entities designated under these laws and regulations are amended frequently. Moreover, many sanctions regimes, including the United States, provide that entities owned by the persons or entities designed in such lists are also subject to sanctions. The U.S., U.K., and EU have enacted new sanctions programs in recent years. Additional countries or territories, as well as additional persons or entities within or affiliated with those countries or territories, have, and in the future will, become the target of sanctions. These require us to be diligent in ensuring our compliance with sanctions laws. Further, the United States has increased its focus on sanctions enforcement with respect to the shipping sector. Current or future counterparties of ours may be or become affiliated with persons or entities that are now or may in the future be the subject of sanctions imposed by the United States Government, the United Kingdom, the European Union, and/or other international bodies. If we determine that such sanctions or embargoes require us to terminate existing or future contracts to which we or our subsidiaries are party or if we are found to be in violation of such applicable sanctions or embargoes, we could face monetary fines, penalties, or other sanctions, as well as suffer reputational harm, and our results of operations may be adversely affected.

As a result of the armed conflict between Russia and Ukraine and Israel and Hamas, the United States, EU and United Kingdom, together with numerous other countries, have imposed significant sanctions, which may adversely affect our ability to operate in such regions and also restrict parties whose cargo our vessels may carry. Sanctions against Russia have also placed significant prohibitions on the maritime transportation of seaborne Russian oil, the importation of certain Russian energy products and other goods, and new investments in the Russian Federation. These sanctions, or other restrictions imposed by the private sector as a result of sanctions enacted by governmental authorities, further limit the scope of permissible operations and cargo we may carry.

Although we believe that we have been in compliance with all applicable sanctions and embargo laws and regulations during the fiscal year ended March 31, 2025, and intend to maintain such compliance, there can be no assurance that we will be in compliance in the future, particularly as the scope of certain laws may be unclear and may be subject to changing interpretations. Any such violation could result in reputational damages, fines, penalties or other sanctions that could severely impact our ability to access U.S. capital markets and conduct our business and could result in some investors deciding, or being required, to divest their interest, or not to invest, in us.

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

Our operations outside the United States expose us to global risks, such as political instability, terrorism, war, international hostilities and acts of piracy, which may interfere with the operation of our vessels and have a material adverse impact on our operating results, revenues and costs.

We are an international company and primarily conduct our operations outside the United States, and our business, results of operations, cash flows, financial condition and ability to pay dividends, if any, may be adversely affected by changing economic, political and government conditions in the countries and regions where our managed vessels are employed or registered.

In the past, political conflicts have resulted in attacks on vessels or other petroleum-related infrastructures, mining of waterways and other efforts to disrupt shipping, particularly in the Arabian Gulf region, in the Black Sea in connection with the conflict between Russia and Ukraine, and in the Red Sea in connection with the conflict between Israel and Hamas. Continuing conflicts, instability and other recent developments in the Middle East and elsewhere may lead to additional acts of terrorism or armed conflict around the world, and our vessels may face higher risks of being attacked or detained, or shipping routes transited by our vessels, such as the Strait of Hormuz, may be otherwise disrupted. In addition, future hostilities or other political instability in regions where our vessels trade could affect our trade patterns and adversely affect our operations and performance, including the ongoing conflicts in Ukraine and the Middle East. Further developments in these regions and others may contribute to further economic instability in the global financial markets and international commerce.

Beginning in February of 2022, the United States, the United Kingdom, and the European Union, among other countries, announced various economic sanctions against Russia in connection with the aforementioned conflicts in the Ukraine region, which may adversely impact our business, given Russia’s role as a major global exporter of crude oil and natural gas. The ongoing conflict could result in the imposition of further economic sanctions or new categories of export restrictions against individuals or entities in or connected to Russia. While in general much uncertainty remains regarding the global impact of the conflict in Ukraine, it is possible that such tensions could adversely affect the Company’s business, financial condition, operations results, and cash flows.

The United States has issued several Executive Orders that prohibit certain transactions related to Russia, including prohibitions on the importation of certain Russian energy products into the United States, (including crude oil, petroleum, petroleum fuels, oils, liquefied natural gas and coal), and on all new investments in Russia by U.S. persons, among other prohibitions and export controls, and has issued numerous determinations authorizing the imposition of sanctions on persons who operate or have operated in the energy, metals and mining, and marine sectors of the Russian Federation economy, among others. Increased restrictions on these sectors, or the expansion of sanctions to new sectors, may pose additional risks that could adversely affect our business and operations. While in general much uncertainty remains regarding the global impact of the conflict in Ukraine, it is possible that such tensions could adversely affect the Company’s business, financial condition, results of operation, and cash flows.

Furthermore, the United States, in conjunction with the G7, have implemented a Russian petroleum “price cap policy” which prohibits a variety of specified services related to the maritime transport of Russian Federation origin crude oil and petroleum products, including trading/commodities brokering, financing, shipping, insurance (including reinsurance and protection and indemnity), flagging, and customs brokering. An exception exists to permit such services when the prices of the seaborne Russian oil does not exceed the relevant price caps; but implementation of this price exception relies on a recordkeeping and attestation process that requires each party in the supply chain of seaborne Russian oil to demonstrate or confirm that oil has been purchased at or below the price cap. Further, effective as of February 27, 2025, the United States has also prohibited the provision of petroleum services by U.S. persons to persons located in Russia. An exception exists for the provision of petroleum services in certain specified circumstances, including for the provision of services for products purchased at or below the aforementioned price caps. Violations of the petroleum services prohibition or the price cap policy, including the risk that information, documentation, or attestations provided by parties in the supply chain are later determined to be false, may pose additional risks adversely affecting our business.

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

Terrorist attacks, or the perception that LPG or natural gas facilities or oil refineries and LPG carriers are potential terrorist targets, could materially and adversely affect the continued supply of LPG. Concern that LPG and natural gas facilities may be targeted for attack by terrorists has contributed to a significant community and environmental resistance to the construction of a number of natural gas facilities, primarily in North America. If a terrorist incident involving a gas facility or gas carrier did occur, the incident may adversely affect necessary LPG facilities or natural gas facilities currently in operation. In addition, such terrorist attacks could lead to certain areas or routes not being available for shipping and therefore creating additional costs for alternative itineraries, such as in connection with the attacks in the Red Sea. Furthermore, future terrorist attacks could result in increased volatility of the financial markets in the United States and globally and could result in an economic recession in the United States or the world.

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

In addition, acts of piracy have historically affected ocean-going vessels in regions of the world such as the Arabian Gulf region, in the Black Sea in connection with the conflicts between Russia and Ukraine, and in the Red Sea in connection with conflicts between Israel and Hamas. Acts of terrorism and piracy have also affected vessels trading in regions such as the South China Sea and the Guld of Aden off the coast of Somalia, among others. If piracy attacks continue or occur in regions in which our vessels are deployed and are characterized by insurers as “war risk” zones or by the Joint War Committee as “war and strikes” listed areas, premiums payable for such coverage, for which we are responsible with respect to vessels employed on spot charters, but not vessels employed on bareboat or time charters, could increase significantly and such insurance coverage may be more difficult to obtain, if available at all. In addition, costs to employ onboard security guards could increase in such circumstances. We may not be adequately insured to cover losses from these incidents, which could have a material adverse effect on us. Moreover, detention hijacking as a result of an act of piracy against our vessels, or an increase in cost, or unavailability of insurance for our vessels, could have a material adverse impact on our business, financial condition and results of operations.

Outbreaks of epidemic and pandemic diseases and governmental responses thereto could adversely affect our business.

Our operations are subject to risks related to pandemics, epidemics or other infectious disease outbreaks and government responses thereto. Global health emergencies can, and have in the past, negatively affect economic conditions, supply chains, labor markets, and demand for certain shipped goods both regionally and globally, including as a result of government efforts to combat a global health emergency, such as the enactment or imposition of travel bans, quarantines and other emergency public health measures.

The extent to which our business, the global economy and the petroleum product transportation industry may be negatively affected by future pandemics, epidemics or other outbreaks of infectious diseases is highly uncertain and will depend on numerous evolving factors that we cannot predict, including, but not limited to (i) the duration and severity of the infectious disease outbreak; (ii) the imposition of restrictive measures to combat the outbreak and slow disease transmission; (iii) the introduction of financial support measures to reduce the impact of the outbreak on the economy; (iv) volatility in the demand for and price of oil and gas; (v) shortages or reductions in the supply of essential goods, services or labor; and (vi) fluctuations in general economic or financial conditions tied to the outbreak, such as a sharp increase in interest rates or reduction in the availability of credit. We cannot predict the effect any future infectious disease outbreak, pandemic or epidemic may have on our business, results of operations and financial condition, which could be material and adverse.

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

During the fiscal year ended March 31, 2025, we paid irregular dividends of $1.00 per share of the Company’s common stock in May 2024, August 2024, and November 2024 and an irregular dividend of $0.70 per share of the Company’s common stock in February 2025, and as a result we paid an aggregate of over $156.2 million in dividends to our shareholders.

On May 2, 2025, we announced that our Board of Directors has declared an irregular cash dividend of $0.50 per share of the Company’s common stock totaling $21.3 million. The dividend is payable on or about May 30, 2025 to all shareholders of record as of the close of business on May 16, 2025.

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

On February 2, 2022, our Board of Directors authorized the repurchase of up to $100.0 million of our common shares (the “2022 Common Share Repurchase Authority”). Under the authorization, when in force, purchases may be made at our discretion in the form of open market repurchase programs, privately negotiated transactions, accelerated share repurchase programs or a combination of these methods. The actual amount and timing of share repurchases are subject to capital availability, our determination that share repurchases are in the best interest of our shareholders, and market conditions. We are not obligated to make any common share repurchases. As of the date of this Annual Report, we have repurchased an aggregate of 261,500 shares of our common stock under the 2022 Common Share Repurchase Authority at an average price of $21.43 per share.

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

A future sale of common shares by our major shareholders may reduce the share price.

As of the date of this Annual Report and based on information contained in documents publicly filed by John C. Hadjipateras, our President, Chairman and Chief Executive Officer, he beneficially owns an aggregate of approximately 5.0 million common shares, or approximately 11.7% of our outstanding common shares, and two other major shareholders own approximately 19.6% of our outstanding common shares. Sales or the possibility of sales of substantial amounts of our common shares by any of our major shareholders could adversely affect the market price of our common shares.

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

EU Finance ministers rate jurisdictions for tax rates and tax transparency, governance and real economic activity. Countries that are viewed by such finance ministers as not adequately cooperating, including by not implementing sufficient standards in respect of the foregoing, may be put on a “grey list” or a “blacklist” any jurisdiction in which we operate or are incorporated in is added to the list of non-cooperative jurisdictions in the future and sanctions or other financial, tax or regulatory measures were applied by European Member States to countries on the list or further economic substance requirements were imposed by the Marshall Islands, our business could be harmed.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common shares have traded on the New York Stock Exchange, or NYSE, since May 9, 2014, under the symbol "LPG." As of May 23, 2025, we had 375 registered holders of our common shares, including Cede & Co., the nominee for the Depository Trust Company. This number excludes shareholders whose stock is held in nominee or street name by brokers.

Common Share Repurchase Authority

On February 2, 2022, our Board of Directors authorized the repurchase of up to $100.0 million of our common shares under the 2022 Common Share Repurchase Authority. Under this authorization, when in force, purchases were and may be made at our discretion in the form of open market repurchase programs, privately negotiated transactions, accelerated share repurchase programs or a combination of these methods. The actual amount and timing of share repurchases are subject to capital availability, our determination that share repurchases are in the best interest of our shareholders, and market conditions. As of May 23, 2025, our total purchases under the 2022 Common Share Repurchase Authority totaled 261,500 shares for an aggregate consideration of $5.6 million. We are not obligated to make any common share repurchases. See Note 12 to our consolidated financial statements included herein for a discussion of our 2022 Common Share Repurchase Authority.

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

On January 24, 2025, we announced that our Board of Directors declared an irregular cash dividend of $0.70 per share of the Company’s common stock totaling $30.0 million. We paid $29.8 million on February 27, 2025, with the remaining $0.2 million deferred until certain shares of restricted stock vest.

On May 2, 2025, we announced that our Board of Directors has declared an irregular cash dividend of $0.50 per share of the Company’s common stock totaling $21.3 million. The dividend is payable on or about May 30, 2025 to all shareholders of record as of the close of business on May 16, 2025.

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

Issuer Purchases of Equity Securities

The table below sets forth information regarding our purchases of our common stock during the quarterly period ended March 31, 2025:

			Total
			Number of
			Shares
			Purchased as
			Part of	Maximum Dollar
	Total		Publicly	Value of Shares
	Number	Average	Announced	that May Yet Be
	of Shares	Price Paid	Plans or	Purchased Under the
Period	Purchased	Per Share	Programs	Plan or Programs
January 1 to 31, 2025	—	$—	—	$98,226,993
February 1 to 28, 2025	40,000	25.34	40,000	97,213,429
March 1 to 31, 2025	46,500	21.37	46,500	96,219,942
Total	86,500	$23.20	86,500	$96,219,942

Purchases of our common shares during the quarterly period ended March 31, 2025 represent share repurchases under our 2022 Common Share Repurchase Program. For more information, see “Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Common Share Repurchase Authority” above.

Stock Performance Graph

The performance graph below shows the cumulative total return to shareholders of our common stock relative to the cumulative total returns of the Russell 2000 Index and the Dorian Peer Group Index (defined below). The graph tracks the performance of a $100 investment in our common stock and in each of the indices (with the reinvestment of dividends) from March 31, 2020 to March 31, 2025. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

The Dorian Peer Group Index is a self-constructed peer group that consists of the following direct competitors on a line-of-business basis: BWLPG, and NVGS. NVGS’s common stock trades on the New York Stock Exchange, while the common stock of BWLPG is traded on the Oslo Stock Exchange in NOK and, since April 2024, the New York Stock Exchange. For the purposes of the below comparison, the cumulative total returns for BWLPG were converted into U.S. dollars based on the relevant NOK to USD exchange rate prevailing on the dates listed below.

	3/31/20	3/31/21	3/31/22	3/31/23	3/31/24	3/31/25
Dorian LPG Ltd. ("LPG")	100.00	150.75	193.15	362.21	805.83	524.84
Russell 2000 Index ("RTY Index")	100.00	194.82	183.48	162.14	194.02	186.21
Peer Index	100.00	236.20	286.75	347.40	558.98	593.49
NOK to USD exchange conversion rate	10.4848	8.5259	8.7643	10.4495	10.8184	10.5181

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

Our Dual-fuel ECO VLGC was delivered to us in March 2023. Our nineteen ECO VLGCs, which incorporate fuel efficiency and emission-reducing technologies and certain custom features, were acquired by us for an aggregate purchase price of $1.4 billion and delivered to us between July 2014 and February 2016, seventeen of which were delivered during calendar year 2015 or later and fifteen, of which, are scrubber-equipped. Three of our four time chartered-in VLGCs are dual-fuel Panamax design and one of the time chartered-in VLGCs is scrubber-equipped. On November 24, 2023, we entered into an agreement for a newbuilding VLGC/AC, with a cargo carrying capacity of 93,000 cbm that can transport LPG or ammonia and is expected to be delivered from Hanwha Ocean Co. Ltd. in the second calendar quarter of 2026.

On April 1, 2015, Dorian and MOL Energia began operations of the Helios Pool, which entered into pool participation agreements for the purpose of establishing and operating, as charterer, under a variable rate time charter to be entered into with owners or disponent owners of VLGCs, a commercial pool of VLGCs whereby revenues and expenses are shared. The vessels entered into the Helios Pool may operate either in the spot market, pursuant to COAs or on time charters of two years' duration or less (unless agreed otherwise). As of May 23, 2025, all twenty-five of our VLGCs, including the four time chartered-in vessels, were deployed in the Helios Pool.

Our customers, either directly or through the Helios Pool, include or have included global energy companies such as Exxon Mobil Corp., Chevron Corp., China International United Petroleum & Chemicals Co., Ltd., Royal Dutch Shell plc, Equinor ASA, Total S.A., and Energy Transfer Partners, commodity traders such as Glencore plc, Itochu Corporation, Bayegan Group, Gunvor Group, and the Vitol Group and importers such as E1 Corp., Indian Oil Corporation, SK Gas Co. Ltd., and Astomos Energy Corporation, or subsidiaries of the foregoing. For the year ended March 31, 2025, the Helios Pool accounted for 97% of our total revenues. No other individual charterer accounted for more than 10% of our total revenues. Within the Helios Pool, one charterer represented more than 10% of net pool revenues—related party. For the year ended March 31, 2024, the Helios Pool accounted for 95% of our total revenues. No other individual charterer accounted for more than 10% of our total revenues. Within the Helios Pool, one charterer represented more than 10% of net pool revenues—related party. For the year ended March 31, 2023, the Helios Pool accounted for 94% of our total revenues. No other individual charterer accounted for more than 10% of our total revenues. Within the Helios Pool, two charterers each represented more than 10% of net pool revenues—related party. See “Item 1A. Risk Factors—We operate exclusively in the LPG shipping industry. Due to the general lack of industry diversification, adverse developments in the LPG shipping industry may adversely affect our business, financial condition and operating results” and “Item 1A. Risk Factors—We expect to be dependent on a limited number of customers for a material part of our revenues, and failure of such customers to meet their obligations could cause us to suffer losses or negatively impact our results of operations and cash flows.”

We continue to pursue a balanced chartering strategy by employing our vessels on a mix of multi-year time charters, some of which may include a profit-sharing component, shorter-term time charters, spot market voyages and

COAs. None of our vessels is currently on a fixed time charter outside of the Helios Pool. See “Item 1. Business—Our Fleet” above for more information.

Recent Developments

Executive Officer Compensation Matters

On May 15, 2025, we announced that the Compensation Committee (the “Compensation Committee”) of our Board of Directors elected to adopt certain performance measures under the Company’s incentive compensation plan going forward to structure pay practices for its named executive officers to more closely match the Company’s publicly traded peers and adopt best practices by using pre-established performance criteria and potential payouts.

The overall result of these changes is an executive compensation program that clearly defines and discloses performance metrics, thereby enabling shareholders to more directly observe the alignment between executive pay and Company performance. While the Committee always considered a broad range of metrics in its deliberations to determine executive pay, the pre-established performance criteria provides a heightened level of transparency and underscores the Company’s commitment to best-in-class corporate governance.

More specifically, the revised approach further promotes the Company’s long-term operating plan and business strategy, provides competitive compensation incentives, and mitigates the possibility of excessive risk-taking by discouraging disproportionate focus on any single performance measure. The formulas approved by the Committee are as follows:

(A)

In determining annual cash bonus payments, the Committee has approved a formula consisting of three weighted performance metrics, (i) 40% tied to the Company’s EBITDA (as defined by the Company in its public filings with the Commission and subject to adjustments for unusual or non-recurring items at the discretion of the Committee) targets for the relevant fiscal year, (ii) 25% based on the achievement of safety metrics relative to industry benchmarks, and (iii) 35% based on qualitative assessments of each named executive officer’s individual performance. Payouts under the above referenced calculations can range from 0% to 200% of base salary.

(B)

In determining awards of restricted shares and restricted stock units granted to executive officers under the Company’s Amended and Restated 2014 Equity Incentive Plan (the “Plan”), the Committee has approved (i) an approach that determines the value of each executive’s grant based on a multiple of his salary and (ii) a formula governing 20% of the total restricted share award or restricted share unit award consisting of two equally weighted metrics: relative total shareholder return (“TSR”) and return on net invested capital (“RONIC”). TSR will be measured by the change in the stock price plus cumulative dividends over time of the Company and a pre-selected peer group and ranked on a percentile basis, and RONIC will be calculated using the following equation: EBITDA (as defined by the Company in its public filings with the Commission) less reported depreciation and amortization and less interest income, divided by the sum of shareholders’ equity and total funded indebtedness less cash on the balance sheet, with such metric being calculated annually with a three-year rolling average with payout levels dependent on achieved RONIC. TSR and RONIC will be weighted equally at 50% each. The total number of shares that may be awarded to the executive officers pursuant to (ii) above may range between zero and two times that number of shares.

Additional information relating to compensation paid in the fiscal year ended March 31, 2025 or earned by each of the Company’s named executive officers in respect of the same period will be included in the Company’s Proxy Statement to be filed with the Commission with respect to the Company’s 2025 Annual Meeting of Shareholders.

Dividend

On May 2, 2025, we announced that our Board of Directors has declared an irregular cash dividend of $0.50 per share of the Company’s common stock totaling $21.3 million. The dividend is payable on or about May 30, 2025 to all shareholders of record as of the close of business on May 16, 2025.

Vessel Deployment—Spot Voyages, Time Charters, COAs, and Pooling Arrangements

We seek to employ our vessels in a manner that maximizes fleet availability and earnings upside through our chartering strategy in line with our goal of maximizing shareholder value and returning capital to shareholders when appropriate, taking into account fluctuations in freight rates in the market and our own views on the direction of those rates in the future. As of May 23, 2025, all twenty-five of our VLGCs, including the four time chartered-in vessels, were employed in the Helios Pool, which includes time charters with a term of less than two years unless otherwise agreed.

A spot market voyage charter is generally a contract to carry a specific cargo from a load port to a discharge port for an agreed upon freight per ton of cargo or a specified total amount. Under spot market voyage charters, we pay voyage expenses such as port and fuel costs. A time charter is generally a contract to charter a vessel for a fixed period of time at a set daily or monthly rate. Under time charters, the charterer pays voyage expenses such as port and fuel costs. Vessels operating on time charters provide more predictable cash flows, but can yield lower profits than vessels operating in the spot market during periods characterized by favorable market conditions. Vessels operating in the spot market generate revenues that are less predictable but may enable us to capture increased profits during periods of improvements in the freight market although we are exposed to the risk of a decline in the freight market and lower vessel availability. Pools generally consist of a number of vessels which may be owned by a number of different ship owners which operate as a single marketing entity in an effort to produce freight efficiencies. Pools typically employ experienced commercial charterers and operators who have close working relationships with customers and brokers while technical management is typically the responsibility of each ship owner. Under pool arrangements, vessels typically enter the pool under a time charter agreement whereby the cost of bunkers and port expenses are borne by the charterer (i.e., the pool) and operating costs, including crews, maintenance and insurance are typically paid by the owner of the vessel. Pools, in return, typically negotiate charters with customers primarily in the spot market. Since the members of a pool typically share in the revenue generated by the entire group of vessels in the pool, and since pools operate primarily in the spot market, including the pool in which we participate, the revenue earned by vessels placed in spot market related pools is subject to the fluctuations of the spot market and the ability of the pool manager to effectively employ its fleet. We believe that vessel pools can provide cost-effective commercial management activities for a group of similar class vessels and potentially result in lower waiting times and higher earnings.

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

On April 1, 2015, Dorian and MOL Energia began operation of the Helios Pool, which is a pool of VLGC vessels. We believe that the operation of certain of our VLGCs in this pool allows us to achieve better market coverage. Vessels entered into the Helios Pool are commercially managed jointly by Dorian LPG (DK) ApS, our wholly-owned subsidiary, and MOL Energia. The members of the Helios Pool share in the net pool revenues generated by the entire group of vessels in the pool, weighted according to certain technical vessel characteristics, and net pool revenues (see Note 2 to our consolidated financial statements included herein) are distributed as variable rate time charter hire to each participant. The vessels entered into the Helios Pool may operate either in the spot market, COAs, or on time charters of two years' duration or less. As of May 23, 2025, the Helios Pool operated twenty-eight VLGCs, including all twenty-five vessels from our fleet and three MOL Energia vessels.

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

For the years ended March 31, 2025, 2024, and 2023, 97%, 95% and 94% of our revenue, respectively, was generated through the Helios Pool as net pool revenues—related party.

Voyage Charters.  A voyage charter, or spot charter, is a contract for transportation of a specified cargo between two or more designated ports. This type of charter is priced at a current or "spot" market rate, typically on a price per ton of product carried. Under voyage charters, we are responsible for all of the voyage expenses in addition to providing the crewing and other vessel operating services. Revenues for voyage charters are more volatile as they are typically tied to prevailing market rates at the time of the voyage. Our gross revenue under voyage charters is generally higher than under comparable time charters so as to compensate us for our bearing all voyage expenses. As a result, our revenue and voyage expenses may vary significantly depending on our mix of time charters and voyage charters. None of our revenue was generated pursuant to voyage charters from our VLGCs outside of the Helios Pool for the years ended March 31, 2025, 2024, and 2023.

Time Charters.  A time charter is a contract under which a vessel is chartered for a defined period of time at a fixed daily or monthly rate. Under time charters, we are responsible for providing crewing and other vessel operating services, the cost of which is intended to be covered by the fixed rate, while the customer is responsible for substantially all of the voyage expenses, including bunker fuel consumption, port expenses and canal tolls. LPG is frequently transported under a time charter arrangement, with terms ranging from one to seven years. In addition, we may also have profit-sharing arrangements with some of our customers that provide for additional payments above a floor monthly rate (usually up to an agreed ceiling) based on the actual, average daily rate quoted by the Baltic Exchange for VLGCs on one or more of the benchmark routes over an agreed time period converted to a time charter equivalent (“TCE”) monthly rate. For the years ended March 31, 2025, 2024, and 2023, approximately 2.3%, 4.6% and 5.8%, respectively, of our revenue was generated pursuant to time charters from our VLGCs not in the Helios Pool.

Other Revenues, net.  Other revenues, net represent income from charterers, including the Helios Pool, relating to reimbursement of expenses such as costs for security guards and war risk insurance for voyages operating in high-risk areas. For the years ended March 31, 2025, 2024, and 2023, approximately 1.0%, 0.3% and 0.6%, respectively, of our revenue was generated pursuant to other revenues, net.

Of these revenue streams, revenue generated from voyage charter agreements is further described in our revenue recognition policy as described in Note 2 to our consolidated financial statements. Revenue generated from pools and time charters is accounted for as revenue earned under the requirements of financial accounting and reporting for lessees and lessors as described in Note 2 to our consolidated financial statements.

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

Available Days.  We define available days as the sum of calendar days and time chartered-in days (including waiting time) collectively representing our commercially-managed vessels, less aggregate off hire days associated with both unscheduled and scheduled maintenance, which include major repairs, drydockings, vessel upgrades or special or intermediate surveys. We use available days to measure the aggregate number of days in a period that our vessels should be capable of generating revenues. Note that during the year ended March 31, 2025, we have updated our definition of available days to include unscheduled maintenance as we believe it is more reflective of industry practice and more consistent with the practice used in the Helios Pool, which now accounts for more than 95% of our revenue.

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

Time Charter Equivalent Rate.  TCE rate is a non-U.S. GAAP measure of the average daily revenue performance of a vessel. TCE rate is a shipping industry performance measure used primarily to compare period‑to‑period changes in a shipping company’s performance despite changes in the mix of charter types (such as time charters, voyage charters) under which the vessels may be employed between the periods and is a factor in management’s business decisions and is useful to investors in understanding our underlying performance and business trends. Our method of calculating TCE rate is to divide revenue net of voyage expenses by available days for the relevant time period, which may not be calculated the same by other companies. Note that we have updated the denominator of our calculation of TCE to be our updated definition of available days (see note 4 above) as we believe it is more reflective of industry practice and more consistent with the practice used in the Helios Pool, which now accounts for more than 95% of our revenue.

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

General and Administrative Expenses.  General and administrative expenses principally consist of the costs incurred in the corporate administration of the vessel and non‑vessel owning subsidiaries. We have granted restricted stock awards to certain of our officers, directors and employees that vest over various periods (see Note 14 to our consolidated financial statements included herein). Granting of restricted stock results in an increase in expenses. Stock-based compensation expense for officers, directors and employees is measured at the grant date stock price (or, if a market condition is attached to the award, at the estimated fair value of the award on grant date) and is recognized over the vesting period.

Critical Accounting Estimates

We prepare our consolidated financial statements in accordance with U.S. GAAP, which requires us to make estimates in the application of our accounting policies based on our best assumptions, judgments and opinions. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. Accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties. For a description of our significant accounting policies, see Note 2 to our consolidated financial statements included herein.

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

As of March 31, 2025, 2024 and 2023, independent appraisals of the commercially and technically managed VLGCs in our fleet had no indicators of impairment on any of our VLGCs in accordance with ASC 360 Property, Plant, and Equipment. Accordingly, no undiscounted cash flow tests were required to be performed for any of our vessels, and, as a result, this is not considered a critical accounting estimate and no impairment charges were recognized for each years ended March 31, 2025, 2024 and 2023.

The amount, if any, and timing of any impairment charges we may recognize in the future will depend upon the then current and expected future charter rates and vessel values, which may differ materially from those used in our estimates as of March 31, 2025, 2024 and 2023.

The table set forth below indicates the carrying value of each commercially and technically managed vessel in our fleet as of March 31, 2025 and 2024 at which times none of the vessels listed in the table below was being held for sale:

			Date of
	Capacity	Year	Acquisition/	Purchase Price/	Carrying value at	Carrying value at
Vessels	(Cbm)	Built	Delivery	Original Cost	March 31, 2025(1)	March 31, 2024(2)
Captain John NP	82,000	2007	7/29/2013	64,955,636	30,885,062	34,845,414
Comet	84,000	2014	7/25/2014	75,276,432	52,106,715	52,533,021
Corsair	84,000	2014	9/26/2014	80,906,292	54,489,492	56,419,451
Corvette	84,000	2015	1/2/2015	84,262,500	56,625,716	57,476,184
Cougar	84,000	2015	6/15/2015	80,427,640	52,314,984	55,040,985
Concorde	84,000	2015	6/24/2015	81,168,031	53,778,905	56,973,175
Cobra	84,000	2015	6/26/2015	80,467,667	52,494,623	55,194,014
Continental	84,000	2015	7/23/2015	80,487,197	56,873,496	56,893,425
Constitution	84,000	2015	8/20/2015	80,517,226	56,736,780	58,487,898
Commodore	84,000	2015	8/28/2015	80,468,889	52,729,135	55,742,930
Cresques	84,000	2015	9/1/2015	82,960,176	57,056,704	60,089,729
Constellation	84,000	2015	9/30/2015	78,649,026	55,841,679	59,052,993
Clermont	84,000	2015	10/13/2015	80,530,199	56,343,369	59,319,500
Cheyenne	84,000	2015	10/22/2015	80,503,271	55,845,284	58,663,899
Cratis	84,000	2015	10/30/2015	83,186,333	58,650,621	60,660,009
Commander	84,000	2015	11/5/2015	78,056,729	55,103,550	58,026,855
Chaparral	84,000	2015	11/20/2015	80,516,187	54,772,889	58,034,099
Copernicus	84,000	2015	11/25/2015	83,333,085	57,938,003	61,008,706
Challenger	84,000	2015	12/11/2015	80,576,863	58,480,228	62,066,325
Caravelle	84,000	2016	2/25/2016	81,119,450	59,199,672	62,754,986
Captain Markos	84,000	2023	3/31/2023	84,830,545	78,777,537	81,848,713
	1,762,000			$1,683,199,374	$1,167,044,444	$1,221,132,311
(1)	Carrying value for purposes of evaluating our vessels for impairment includes the carrying value of the vessel and unamortized deferred charges related to drydocking of the vessel. Refer to our accounting policies in Note 2 to our consolidated financial statements for vessels carrying values and deferred drydocking costs. As of March 31, 2025, the carrying value and unamortized deferred charges related to drydocking of none of our vessels exceeded their estimated market value. On an aggregate fleet basis, the estimated market value of our vessels was higher than their carrying value and unamortized deferred charges related to drydocking as of March 31, 2025 by $589.5 million. There were no indications of impairment on any of our vessels and no impairment was recorded during the year ended March 31, 2025 as we believed that the carrying value of our vessels was fully recoverable.

(2)	Carrying value for purposes of evaluating our vessels for impairment includes the carrying value of the vessel and unamortized deferred charges related to drydocking of the vessel. Refer to our accounting policies in Note 2 to our consolidated financial statements for vessels carrying values and deferred drydocking costs. As of March 31, 2024, the carrying value and unamortized deferred charges related to drydocking of none of our vessels exceeded their estimated market value. On an aggregate fleet basis, the estimated market value of our vessels was higher than their carrying value and unamortized deferred charges related to drydocking as of March 31, 2024 by $588.0 million. There were no indications of impairment on any of our vessels and no impairment was recorded during the year ended March 31, 2024 as we believed that the carrying value of our vessels was fully recoverable.

Results of Operations For The Year Ended March 31, 2025 As Compared To The Year Ended March 31, 2024

Revenues

The following table compares revenues for the years ended March 31:

			Increase /	Percent
	2025	2024	(Decrease)	Change
Net pool revenues—related party	$341,418,480	$532,935,157	$(191,516,677)	(35.9)%
Time charter revenues	8,252,182	25,895,984	(17,643,802)	(68.1)%
Other revenues, net	3,670,814	1,886,295	1,784,519	94.6%
Total	$353,341,476	$560,717,436	$(207,375,960)	(37.0)%

Revenues, which represent net pool revenues—related party, time charters and other revenues, net, were $353.3 million for the year ended March 31, 2025, a decrease of $207.4 million, or 37.0%, from $560.7 million for the year ended March 31, 2024, primarily due to reduced average TCE rates and available days. TCE rates declined by $22,351 per available day from $62,129 for the year ended March 31, 2024 to $39,778 for the year ended March 31, 2025. This reduction was primarily due to lower spot rates, partially offset by moderately lower bunker prices. The Baltic Exchange Liquid Petroleum Gas Index, an index published daily by the Baltic Exchange for the spot market rate for the benchmark Ras Tanura-Chiba route (expressed as U.S. dollars per metric ton), averaged $104.948 during the year ended March 31, 2024 compared to an average of $57.951 for the year ended March 31, 2025. The average price of very low sulfur fuel oil (expressed as U.S. dollars per metric ton) from Singapore and Fujairah decreased from $621 during the year ended March 31, 2024, to $591 during the year ended March 31, 2025. Additionally, available days for our fleet declined from 8,982 for the year ended March 31, 2024 to 8,776 for the year ended March 31, 2025, mainly driven by an increase in the number of vessels drydocked.

Charter Hire Expenses

Charter hire expenses for the vessels chartered in from third parties were $41.4 million for the year ended March 31, 2025 compared to $43.7 million for the year ended March 31, 2024. The decrease of $2.3 million, or 5.2%, was mainly caused by a decrease in time chartered-in days from 1,512 for the year ended March 31, 2024 to 1,460 for the year ended March 31, 2025.

Vessel Operating Expenses

Vessel operating expenses were $85.4 million during the year ended March 31, 2025, or $11,143 per vessel per calendar day, which is calculated by dividing vessel operating expenses by calendar days for the relevant time period for the technically managed vessels that were in our fleet and increased by $4.9 million, or 6.1%, from $80.5 million, or $10,469 per vessel per calendar day, for the year ended March 31, 2024. The increase of $674 per vessel per calendar day, from $10,469 for the year ended March 31, 2024 to $11,143 per vessel per calendar day for the year ended March 31, 2025 was primarily the result of an increase of $404 per vessel per calendar day of non-capitalizable drydock-related operating expenses. Excluding non-capitalizable drydock-related operating expenses, daily operating expenses increased by $271 from $10,112 for the year ended March 31, 2024 to $10,383 for the year ended March 31, 2025 mainly as a result of increases in vessel communications, crew related costs, and spares and stores.

General and Administrative Expenses

General and administrative expenses were $42.6 million for the year ended March 31, 2025, an increase of $3.6 million, or 9.3%, from $39.0 million for the year ended March 31, 2024, primarily driven by increases of $2.1 million in stock-based compensation expense, $1.0 million in cash bonuses, and $0.9 million in employee-related costs and benefits, partially offset by a reduction of $0.4 million in other general and administrative expenses.

Interest and Finance Costs

Interest and finance costs amounted to $35.8 million for the year ended March 31, 2025, a decrease of $4.7 million from $40.5 million for the year ended March 31, 2024. The decrease of $4.7 million during the year ended March 31, 2025 was driven by a decrease of $4.4 million in interest incurred on our long-term debt and an increase of $0.4 million in capitalized interest, partially offset by a decrease of $0.1 million in loan expenses and bank charges. The decrease in interest on our long-term debt was driven by a reduction of average indebtedness, excluding deferred financing fees, from $639.9 million for the year ended March 31, 2024 to $586.6 million for the year ended March 31, 2025. As of March 31, 2025, the outstanding balance of our long-term debt, excluding deferred financing fees, was $557.4 million.

Interest Income

Interest income amounted to $15.2 million for the year ended March 31, 2025, compared to $9.5 million for the year ended March 31, 2024. The increase of $5.7 million is mainly attributable to higher average cash balances for the year ended March 31, 2025 when compared to the year ended March 31, 2024.

Unrealized Gain/(Loss) on Derivatives

Unrealized loss on derivatives amounted to $5.8 million for the year ended March 31, 2025 compared to a gain of less than $0.1 million for the year ended March 31, 2024. The $5.8 million difference is primarily attributable to changes in forward SOFR yield curves and changes in notional amounts.

Realized Gain on Derivatives

Realized gain on derivatives was $5.3 million for the year ended March 31, 2025, compared to $7.5 million for the year ended March 31, 2024. The unfavorable $2.2 million difference is largely due to (1) a $1.7 million decrease in realized gains on our interest rate swaps and (2) a realized loss on our FFAs totaling $0.5 million.

Results of Operations For The Year Ended March 31, 2024 As Compared To The Year Ended March 31, 2023

For a discussion of the year ended March 31, 2024 compared to the year ended March 31, 2023, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended March 31, 2024.

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

	Year ended	Year ended	Year ended
(in U.S. dollars, except fleet data)	March 31, 2025	March 31, 2024	March 31, 2023
Financial Data
Adjusted EBITDA	$205,969,159	$417,429,321	$271,386,648
Fleet Data (1)
Calendar days	7,665	7,686	7,301
Time chartered-in days	1,460	1,512	791
Available days	8,776	8,982	8,035
Average Daily Results (1)
Time charter equivalent rate	$39,778	$62,129	$48,057
Daily vessel operating expenses	$11,143	$10,469	$9,793

(1)	Refer to “Important Financial and Operational Terms and Concepts” above for definitions of calendar days, time chartered-in days, available days, and daily vessel operating expenses.

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

The following table sets forth a reconciliation of net income to Adjusted EBITDA (unaudited) for the periods presented:

	Year ended
(in U.S. dollars)	March 31, 2025	March 31, 2024	March 31, 2023
Net income	$90,170,480	$307,446,913	$172,443,930
Interest and finance costs	35,812,923	40,480,428	37,803,787
Unrealized (gain)/loss on derivatives	5,786,717	(5,665)	(2,766,065)
Realized gain on interest rate swaps	(5,824,074)	(7,493,246)	(3,771,522)
Stock-based compensation expense	10,423,520	8,334,838	4,280,387
Depreciation and amortization	69,599,593	68,666,053	63,396,131
Adjusted EBITDA	$205,969,159	$417,429,321	$271,386,648

Time charter equivalent rate

Time charter equivalent rate, or TCE rate, is a non-U.S. GAAP measure of the average daily revenue performance of a vessel. TCE rate is a shipping industry performance measure used primarily to compare period‑to‑period changes in a shipping company’s performance despite changes in the mix of charter types (such as time charters, voyage charters) under which the vessels may be employed between the periods and is a factor in management’s business decisions and is useful to investors in understanding our underlying performance and business trends. Our method of calculating TCE rate is to divide revenue net of voyage expenses by available days for the relevant time period, which may not be calculated the same by other companies. Note that we have updated the denominator of our calculation of TCE to be our updated definition of available days as we believe it is more reflective of industry practice and more consistent with the practice used in the Helios Pool, which now accounts for more than 95% of our revenue.

The following table sets forth a reconciliation of revenues to TCE rate (unaudited) for the periods presented:

(in U.S. dollars, except available days)	Year ended	Year ended	Year ended
Numerator:	March 31, 2025	March 31, 2024	March 31, 2023
Revenues	$353,341,476	$560,717,436	$389,749,215
Voyage expenses	(4,252,035)	(2,674,179)	(3,611,452)
Time charter equivalent	$349,089,441	$558,043,257	$386,137,763

Pool adjustment*	(2,050)	1,416,187	(514,015)
Time charter equivalent excluding pool adjustment*	$349,087,391	$559,459,444	$385,623,748

Denominator:
Available days**	8,776	8,982	8,035
TCE rate:
Time charter equivalent rate**	$39,778	$62,129	$48,057
TCE rate excluding pool adjustment*	$39,778	$62,287	$47,993

* Adjusted for the effects of reallocations of pool profits in accordance with the pool participation agreements primarily resulting from the actual speed and consumption performance of the vessels operating in the Helios Pool exceeding the originally estimated speed and consumption levels.

**  Prior period amounts have been updated to conform to current period presentation of available days.

Liquidity and Capital Resources

Our business is capital intensive, and our future success depends on our ability to maintain a high‑quality fleet. As of March 31, 2025, we had cash and cash equivalents of $316.9 million and non-current restricted cash of $0.1 million.

Our primary sources of capital during the year ended March 31, 2025 were (i) $173.0 million in cash generated from operations and (ii) the net cash proceeds from the issuance of our common stock in June 2024 amounted to approximately $84.4 million, net of underwriting discounts and commission, and legal and other offering costs. As of March 31, 2025, the outstanding balance of our long-term debt, net of deferred financing fees of $4.1 million, was $553.3 million including $54.5 million of principal on our long-term debt scheduled to be repaid during the year ending March 31, 2026.

Operating expenses, including expenses to maintain the quality of our vessels in order to comply with international shipping standards and environmental laws and regulations, the funding of working capital requirements, long-term debt repayments, financing costs, commitments, as described in Note 20 to our consolidated financial statements, for the building of a VLGC/AC, the fabrication and installation of scrubber, and drydocking represent our short-term, medium-term and long-term liquidity needs as of March 31, 2025. We anticipate satisfying our liquidity needs for at least the next twelve months with cash on hand, cash from operations and, if needed, drawdowns on the revolving credit facility available under the 2023 A&R Debt Facility. We may also seek additional liquidity through alternative sources of debt financings and/or through equity financings by way of private or public offerings. However, if these sources are insufficient to satisfy our short-term liquidity needs, or to satisfy our future medium-term or long-term liquidity needs, we may need to seek alternative sources of financing and/or modifications of our existing credit facility and financing arrangements. There is no assurance that we will be able to obtain any such financing or modifications to our existing credit facility and financing arrangements on terms acceptable to us, or at all.

On June 7, 2024, we issued 2 million shares to the public at a price of $44.50 per share with proceeds totaling $89.0 million, less (i) $2.225 per share, or $4.5 million, of underwriting discounts and commissions, and (ii) $0.1 million of legal and other offering costs.

On February 2, 2022, our Board of Directors authorized the repurchase of up to $100.0 million of our common shares under the 2022 Common Share Repurchase Authority. Under this authorization, when in force, purchases were and may be made at our discretion in the form of open market repurchase programs, privately negotiated transactions, accelerated share repurchase programs or a combination of these methods. The actual amount and timing of share repurchases are subject to capital availability, our determination that share repurchases are in the best interest of our shareholders, and market conditions. our total purchases under the 2022 Common Share Repurchase Authority totaled 261,500 shares for an aggregate consideration of $5.6 million. We are not obligated to make any common share repurchases. See Note 12 to our consolidated financial statements included herein for a discussion of our 2022 Common Share Repurchase Authority.

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

On January 24, 2025, we announced that our Board of Directors declared an irregular cash dividend of $0.70 per share of the Company’s common stock totaling $30.0 million. We paid $29.8 million on February 27, 2025, with the remaining $0.2 million deferred until certain shares of restricted stock vest.

On May 2, 2025, we announced that our Board of Directors has declared an irregular cash dividend of $0.50 per share of the Company’s common stock totaling $21.3 million. The dividend is payable on or about May 30, 2025 to all shareholders of record as of the close of business on May 16, 2025.

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

On December 22, 2023, we entered into the 2023 A&R Debt Facility consisting of (i) a term loan facility in an aggregate original principal amount of $240.0 million, of which $215.0 million remained outstanding on the date of the agreement, (ii) a revolving credit facility in an aggregate principal amount of up to $50.0 million (previously $20.0 million) and (iii) a new, uncommitted accordion term loan facility in an aggregate principal amount of up to $100.0 million. The 2023 A&R Debt Facility matures on August 4, 2029, with drawn amounts thereunder accruing interest at a rate of SOFR plus a margin ranging between 2.05% and 2.15% depending on the ratio of outstanding debt under the facility to the value of the vessels secured under this facility, plus or minus a sustainability pricing adjustment of 0.05%. The undrawn revolving credit facility accrues interest at a rate equal to 0.40% of the margin. For more information regarding our 2023 A&R Debt Facility, see Note 10 to our consolidated financial statements.

On January 16, 2024, we paid $23.8 million to Hanwha Ocean Ltd. as the first installment under the shipbuilding contract for the VLGC/AC. On January 22, 2025, we paid $11.9 million as the second installment under this contract.

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

Cash Flows

The following table summarizes our cash and cash equivalents provided by/(used in) operating, financing and investing activities for the periods presented:

	March 31, 2025	March 31, 2024	March 31, 2023
Net cash provided by operating activities	$173,013,491	$388,446,808	$224,059,836
Net cash used in investing activities	(7,362,396)	(34,801,539)	(76,341,190)
Net cash used in financing activities	(131,288,727)	(219,719,362)	(235,232,008)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	$34,369,843	$133,710,119	$(87,963,264)

Operating Cash Flows. Net cash provided by operating activities for the year ended March 31, 2025 was $173.0 million compared with $388.4 million for the year ended March 31, 2024. The decrease in cash generated from operations of $215.4 million is primarily related to reduced cash flows from operating profits (refer to Results of Operations – For the year ended March 31, 2025 as compared to the year ended March 31, 2024, for drivers of changes in revenues and expenses for the applicable periods), along with changes in working capital, mainly from amounts due from the Helios Pool as distributions from the Helios Pool are impacted by the timing of the completion of voyages, spot market rates and bunker prices. For a discussion of the year ended March 31, 2024 compared to the year ended March 31, 2023, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended March 31, 2024.

Net cash flow from operating activities depends upon our overall profitability, market rates for vessels employed on voyage charters, charter rates agreed to for time charters, the timing and amount of payments for drydocking expenditures and unscheduled repairs and maintenance, fluctuations in working capital balances and bunker costs.

Investing Cash Flows. Net cash used in investing activities was $7.4 million for the year ended March 31, 2025, compared with net cash used in investing activities of $34.8 million for the year ended March 31, 2024. For the year ended March 31, 2025, net cash used in investing activities was comprised of $18.9 million in payments for a vessel under construction and vessel capital expenditures, partially offset by $11.8 million in proceeds from maturity of available-for-sale debt securities. For the year ended March 31, 2024, net cash used in investing activities was comprised of $32.9 million in payments for a vessel under construction and vessel capital expenditures, and $6.0 million in purchases of investment securities, partially offset by $4.0 million in proceeds from the sale of investment securities.

Financing Cash Flows. Net cash used in financing activities was $131.3 million for the year ended March 31, 2025, compared with net cash used in financing activities of $219.7 million for the year ended March 31, 2024. For the year ended March 31, 2025, net cash used in financing activities consisted of (i) dividend payments of $156.4 million, (ii) repayments of long-term debt of $53.0 million, and (iii) repurchases of common stock of $6.3 million, offset by $84.4 million of net proceeds from an issuance of common shares ($89.0 million of gross proceeds less offering costs paid of $4.6 million). For the year ended March 31, 2024, net cash used in financing activities consisted of (i) dividend payments of $162.3 million, (ii) repayments of long-term debt of $53.1 million, (iii) repurchases of common stock of $3.9 million, and (iv) financing costs paid totaling $0.4 million. For a discussion of the year ended March 31, 2024 compared to the year ended March 31, 2023, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended March 31, 2024.

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

As our vessels age and our fleet expands, our drydocking expenses will increase. We estimate the current cash outlay for a VLGC special survey to be approximately $1.2 million per vessel (excluding any capital improvements, such as scrubbers, ballast water management systems, energy saving devices, and performance improvement additions to the vessel that may be made during such drydockings) and the cost of an intermediate survey to be between $150,000 and $250,000 per vessel. Ongoing costs for compliance with environmental regulations are primarily included as part of our drydocking and classification society survey costs. In order to comply with current emissions regulations, we have installed scrubbers on fifteen of our vessels and have one chartered-in scrubber-equipped vessel, which allows us to burn heavy fuel oil. Our other non-dual fuel vessels currently consume compliant fuels on board (0.5% sulfur), which are readily available globally, but at a significantly higher cost. We have entered into a contract to fabricate a scrubber for installation on our newbuilding VLGC/AC with remaining commitments on this contract totaling $1.1 million as of March 31, 2025. We also have one newbuilding Dual-fuel ECO VLGC and three chartered-in dual-fuel vessels that have the capability to burn LPG as fuel, which we believe provides an economic benefit over traditional fuel. Please see "Item 1A. Risk Factors—Risks Relating to Our Company—We may incur increasing costs for the drydocking, maintenance or replacement of our vessels as they age, and, as our vessels age, the risks associated with older vessels could adversely affect our ability to obtain profitable charters.”

On November 24, 2023, we entered into a shipbuilding contract for a newbuilding VLGC/AC with a cargo carrying capacity of 93,000 cbm that can transport LPG or ammonia, which is expected to be delivered from Hanwha Ocean Co. Ltd. in the second calendar quarter of 2026. As of March 31, 2025, we had $86.4 million of commitments under the newbuilding contracts outstanding that we expect to settle during certain milestones through the expected delivery of the vessel.

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

Interest Rate Risk

The LPG shipping industry is capital intensive, requiring significant amounts of investment. Much of this investment is provided in the form of long-term debt. Our 2023 A&R Debt Facility currently contains interest rates that fluctuate with SOFR. We have entered into interest rate swap agreements and have one outstanding agreement as of March 31, 2025 to hedge a majority of our exposure to fluctuations of interest rate risk associated with our 2023 A&R Debt Facility. We have hedged $148.0 million of amortizing principal as of March 31, 2025 and thus increasing interest rates could adversely impact our future earnings. For the 12 months following March 31, 2025, a hypothetical increase or decrease of 20 basis points in the underlying SOFR rates would result in an increase or decrease of our interest expense on our unhedged interest-bearing debt by $0.1 million assuming all other variables are held constant. See Notes 10 and 21 to our consolidated financial statements included herein for a description of our debt obligations and interest rate swaps, respectively.

Foreign Currency Exchange Rate Risk

Our primary economic environment is the international LPG shipping market. This market utilizes the U.S. dollar as its functional currency. Consequently, our revenues are in U.S. dollars and the majority of our operating expenses are in U.S. dollars. However, we incur some of our expenses in other currencies, particularly Euro, Singapore Dollar, Danish Krone, Japanese Yen, British Pound Sterling, and Norwegian Krone. The amount and frequency of some of these expenses, such as vessel repairs, supplies and stores, may fluctuate from period to period. Depreciation in the value of the U.S. dollar relative to other currencies will increase the cost of us paying such expenses. For the year ended March 31, 2025, 26% of our expenses (excluding depreciation and amortization, interest and finance costs and gain/loss on derivatives), were in currencies other than the U.S. dollar, and as a result we expect the foreign exchange risk associated with these operating expenses to be immaterial. We do not have foreign exchange exposure in respect of our credit facility and interest rate swap agreements, as these are denominated in U.S. dollars.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial information required by this Item is set forth on pages F-1 to F-34 and is filed as part of this Annual Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our management concluded that our disclosure controls and procedures were effective as of March 31, 2025. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits to the Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Our management conducted an evaluation of our effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of the inherent limitations of internal controls over financial reporting, misstatements may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on the evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2025.

The effectiveness of our internal control over financial reporting as of March 31, 2025 has been audited by Deloitte Certified Public Accountants S.A., an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

Our management with the participation of our principal executive officer and principal financial officer or persons performing similar functions has determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) occurred during the fourth fiscal quarter of our fiscal year ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2025 Annual Meeting of Shareholders within 120 days of March 31, 2025.

We have adopted a Code of Ethics applicable to officers, directors and employees (the “Code of Ethics”), which fulfills applicable guidelines issued by the Commission.

Our Code of Ethics and our Anti-Bribery and Corruption Policy can be found on our website at http://www.dorianlpg.com/investor-center/corporate-governance/. We will also provide a hard copy of our Code of Ethics and Anti-Bribery and Corruption Policy free of charge upon written request to Dorian LPG Ltd. c/o Dorian LPG (USA) LLC, 27 Signal Road, Stamford, Connecticut 06902. Our employees are required to make written reaffirmation of their commitment to the Anti-Bribery and Corruption Policy and Code of Ethics on an annual basis. Any waiver that is granted, and the basis for granting the waiver, will be publicly communicated as appropriate, including through posting on our website, as soon as practicable. We have granted no waivers to the Anti-Bribery and Corruption Policy since its inception. We granted no waivers under our Code of Ethics during the fiscal year ended March 31, 2025. We intend to post any amendments to and any waivers of our Code of Ethics on our website within four business days. None of the information included on or accessible through the Company’s website is incorporated into or forms a part of this Annual Report.

ITEM 11.  EXECUTIVE COMPENSATION.

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2025 Annual Meeting of Shareholders within 120 days of March 31, 2025.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2025 Annual Meeting of Shareholders within 120 days of March 31, 2025.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2025 Annual Meeting of Shareholders within 120 days of March 31, 2025.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2025 Annual Meeting of Shareholders within 120 days of March 31, 2025.

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

10.4*	2014 Executive Severance and Change in Control Severance Plan, incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed with the Commission on May 31, 2016.
10.5	Form of Restricted Stock Award Agreement, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on May 15, 2025.
10.6	Form of Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10 .2 of the Company’s Current Report on Form 8-K filed with the Commission on May 15, 2025.
10.7

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

19.1	Dorian LPG Ltd. Policies and Procedures to Detect and Prevent Insider Trading.
21.1	List of Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of Seward & Kissel LLP.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation, incorporated by reference to Exhibit 97.1 of the Company’s Annual Report on Form 10-K filed with the Commission on May 29, 2024.
101.INS	XBRL Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Schema Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Schema Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Schema Label Linkbase.
101.PRE	XBRL Taxonomy Extension Schema Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101)

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

Date: May 29, 2025

Dorian LPG Ltd.
(Registrant)

/s/ John C. Hadjipateras
John C. Hadjipateras
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on May 29, 2025 on behalf of the registrant and in the capacities indicated.

Signature	Capacity

/s/ John C. Hadjipateras	President, Chief Executive Officer and Chairman of the Board
John C. Hadjipateras	(Principal Executive Officer)

/s/ Theodore B. Young	Chief Financial Officer
Theodore B. Young	(Principal Financial Officer and Principal Accounting Officer)

/s/ John C. Lycouris	Director
John C. Lycouris

/s/ Ted Kalborg	Director
Ted Kalborg

/s/ Marit Lunde	Director
Marit Lunde

/s/ Øivind Lorentzen	Director
Øivind Lorentzen

/s/ Malcolm McAvity	Director
Malcolm McAvity

/s/ Mark Ross	Director
Mark Ross

/s/ Christina Tan	Director
Christina Tan

Deloitte Certified Public Accountants S.A. 3a Fragkokklisias & Granikou str. Marousi Athens GR 151-25 Greece Tel: +30 210 6781 100 www.deloitte.gr

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Dorian LPG Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Dorian LPG Ltd. and subsidiaries (the “Company”) as of March 31, 2025 and 2024, the related consolidated statements of operations, shareholders’ equity, and cash flows, for each of the three years in the period ended March 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 29, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte Certified Public Accountants S.A.

Athens, Greece
May 29, 2025

We have served as the Company’s auditor since 2013.

Deloitte Certified Public Accountants S.A. 3a Fragkokklisias & Granikou str. Marousi Athens GR 151-25 Greece Tel: +30 210 6781 100 www.deloitte.gr

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Dorian LPG Ltd.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Dorian LPG Ltd. and subsidiaries (the “Company”) as of March 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 31, 2025, of the Company and our report dated May 29, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte Certified Public Accountants S.A.

Athens, Greece

May 29, 2025

Dorian LPG Ltd.

Consolidated Balance Sheets

(Expressed in United States Dollars, except for number of shares)

	As of	As of
	March 31, 2025	March 31, 2024
Assets
Current assets
Cash and cash equivalents	$316,877,584	$282,507,971
Trade receivables, net and accrued revenues	1,356,827	659,567
Due from related parties	48,090,301	52,352,942
Inventories	2,508,684	2,393,379
Available-for-sale debt securities	—	11,530,939
Derivative instruments	—	5,139,056
Prepaid expenses and other current assets	13,523,008	14,297,917
Total current assets	382,356,404	368,881,771
Fixed assets
Vessels, net	1,149,806,782	1,208,588,213
Vessel under construction	37,274,863	23,829,678
Total fixed assets	1,187,081,645	1,232,417,891
Other non-current assets
Deferred charges, net	17,237,662	12,544,098
Derivative instruments	3,497,493	4,145,153
Due from related parties—non-current	26,400,000	25,300,000
Restricted cash—non-current	76,028	75,798
Operating lease right-of-use assets	159,212,010	191,700,338
Other non-current assets	2,799,038	2,585,116
Total assets	$1,778,660,280	$1,837,650,165
Liabilities and shareholders’ equity
Current liabilities
Trade accounts payable	$11,549,950	$10,185,962
Accrued expenses	5,387,465	3,948,420
Due to related parties	39,339	7,283
Deferred income	679,257	486,868
Current portion of long-term operating lease liabilities	34,808,203	32,491,122
Current portion of long-term debt	54,504,778	53,543,315
Dividends payable	915,150	1,149,665
Total current liabilities	107,884,142	101,812,635
Long-term liabilities
Long-term debt—net of current portion and deferred financing fees	498,773,969	551,549,215
Long-term operating lease liabilities	124,419,545	159,226,326
Other long-term liabilities	1,476,439	1,528,906
Total long-term liabilities	624,669,953	712,304,447
Total liabilities	732,554,095	814,117,082
Commitments and contingencies	—	—
Shareholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued nor outstanding	—	—
Common stock, $0.01 par value, 450,000,000 shares authorized, 54,324,437 and 51,995,027 shares issued, 42,747,720 and 40,619,448 shares outstanding (net of treasury stock), as of March 31, 2025 and March 31, 2024, respectively	543,244	519,950
Additional paid-in-capital	867,524,073	772,714,486
Treasury stock, at cost; 11,576,717 and 11,375,579 shares as of March 31, 2025 and March 31, 2024, respectively	(133,103,957)	(126,837,239)
Retained earnings	311,142,825	377,135,886
Total shareholders’ equity	1,046,106,185	1,023,533,083
Total liabilities and shareholders’ equity	$1,778,660,280	$1,837,650,165

The accompanying notes are an integral part of these consolidated financial statements.

Dorian LPG Ltd.

Consolidated Statements of Operations

(Expressed in United States Dollars, except for number of shares)

	Year ended
	March 31, 2025	March 31, 2024	March 31, 2023
Revenues
Net pool revenues—related party	$341,418,480	$532,935,157	$364,548,262
Time charter revenues	8,252,182	25,895,984	22,709,620
Other revenues, net	3,670,814	1,886,295	2,491,333
Total revenues	353,341,476	560,717,436	389,749,215
Expenses
Voyage expenses	4,252,035	2,674,179	3,611,452
Charter hire expenses	41,393,429	43,673,387	23,194,712
Vessel operating expenses	85,407,362	80,461,690	71,501,771
Depreciation and amortization	69,599,593	68,666,053	63,396,131
General and administrative expenses	42,626,351	39,004,183	32,086,382
Total expenses	243,278,770	234,479,492	193,790,448
Other income—related parties	2,582,126	2,592,291	2,401,701
Operating income	112,644,832	328,830,235	198,360,468
Other income/(expenses)
Interest and finance costs	(35,812,923)	(40,480,428)	(37,803,787)
Interest income	15,219,621	9,488,328	3,808,809
Unrealized gain/(loss) on derivatives	(5,786,717)	5,665	2,766,065
Realized gain on derivatives	5,311,992	7,493,246	3,771,522
Other gain/(loss), net	(1,406,325)	2,109,867	1,540,853
Total other income/(expenses), net	(22,474,352)	(21,383,322)	(25,916,538)
Net income	$90,170,480	$307,446,913	$172,443,930

Weighted average shares outstanding:
Basic	42,134,482	40,275,350	40,026,313
Diluted	42,232,353	40,450,567	40,211,642

Earnings per common share—basic	$2.14	$7.63	$4.31
Earnings per common share—diluted	$2.14	$7.60	$4.29

The accompanying notes are an integral part of these consolidated financial statements.

Dorian LPG Ltd.

Consolidated Statements of Shareholders’ Equity

(Expressed in United States Dollars, except for number of shares)

	Number of			Additional
	common	Common	Treasury	paid-in	Retained
	shares	stock	stock	capital	earnings	Total
Balance, April 1, 2022	51,321,695	$513,217	$(121,226,936)	$760,105,994	280,759,140	$920,151,415
Net income	—	—	—	—	172,443,930	172,443,930
Restricted share award issuances	308,898	3,089	—	(3,089)	—	—
Dividends ($5.50 per common share)	—	—	—	—	(221,359,508)	(221,359,508)
Stock-based compensation	—	—	—	4,280,387	—	4,280,387
Purchase of treasury stock	—	—	(1,669,902)	—	—	(1,669,902)
Balance, March 31, 2023	51,630,593	$516,306	$(122,896,838)	$764,383,292	231,843,562	$873,846,322
Net income	—	—	—	—	307,446,913	307,446,913
Restricted share award issuances	364,434	3,644	—	(3,644)	—	—
Dividends ($4.00 per common share)	—	—	—	—	(162,154,589)	(162,154,589)
Stock-based compensation	—	—	—	8,334,838	—	8,334,838
Purchase of treasury stock	—	—	(3,940,401)	—	—	(3,940,401)
Balance, March 31, 2024	51,995,027	$519,950	$(126,837,239)	$772,714,486	377,135,886	$1,023,533,083
Net income	—	—	—	—	90,170,480	90,170,480
Common share issuance	2,000,000	20,000	—	84,389,361	—	84,409,361
Restricted share award issuances	329,410	3,294	—	(3,294)	—	—
Dividends ($3.70 per common share)	—	—	—	—	(156,163,541)	(156,163,541)
Stock-based compensation	—	—	—	10,423,520	—	10,423,520
Purchase of treasury stock	—	—	(6,266,718)	—	—	(6,266,718)
Balance, March 31, 2025	54,324,437	$543,244	$(133,103,957)	$867,524,073	311,142,825	$1,046,106,185

The accompanying notes are an integral part of these consolidated financial statements.

Dorian LPG Ltd.

Consolidated Statements of Cash Flows

(Expressed in United States Dollars)

	Year ended
	March 31, 2025	March 31, 2024	March 31, 2023
Cash flows from operating activities:
Net income	$90,170,480	$307,446,913	$172,443,930
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,599,087	68,665,907	63,396,131
Non-cash lease expense	32,487,533	29,116,821	10,866,495
Amortization of financing costs	1,219,532	1,243,360	5,600,493
Unrealized (gain)/loss on derivatives	5,786,717	(5,665)	(2,766,065)
Stock-based compensation expense	10,423,520	8,334,838	4,280,387
Unrealized foreign currency (gain)/loss, net	(18,153)	285,277	921,289
Other non-cash items, net	821,699	(3,230,571)	(4,571,737)
Changes in operating assets and liabilities
Trade receivables, inventories, prepaid expenses, and other current and non-current assets	(1,072,377)	(926,439)	(2,693,495)
Due from related parties	3,162,641	16,317,153	(16,387,264)
Operating lease liabilities—current and long-term	(32,488,879)	(28,210,348)	(9,078,157)
Trade accounts payable	(35,347)	(1,266,860)	591,835
Accrued expenses and other liabilities	1,424,045	(1,338,519)	2,498,574
Due to related parties	32,056	(161,510)	131,360
Payments for drydocking costs	(8,499,063)	(7,823,549)	(1,173,940)
Net cash provided by operating activities	173,013,491	388,446,808	224,059,836
Cash flows from investing activities:
Payments for vessel under construction and other capital expenditures for vessels	(18,948,804)	(32,853,093)	(68,781,071)
Purchase of investment securities	(213,592)	(5,978,390)	—
Purchase of U.S. treasury notes	—	—	(11,275,322)
Proceeds from sale of investment securities	—	4,029,944	3,718,981
Proceeds from maturity of available-for-sale debt securities	11,800,000	—	—
Payments to acquire other fixed assets	—	—	(3,778)
Net cash used in investing activities	(7,362,396)	(34,801,539)	(76,341,190)
Cash flows from financing activities:
Proceeds from long-term debt borrowings	—	—	346,000,000
Repayment of long-term debt borrowings	(53,033,315)	(53,110,676)	(352,458,012)
Repurchase of common stock	(6,266,718)	(3,940,401)	(1,669,902)
Financing costs paid	—	(407,500)	(6,506,267)
Dividends paid	(156,398,056)	(162,260,785)	(220,597,827)
Proceeds from common share issuances	89,000,000	—	—
Equity offering costs paid	(4,590,638)	—	—
Net cash used in financing activities	(131,288,727)	(219,719,362)	(235,232,008)
Effects of exchange rates on cash and cash equivalents	7,475	(215,788)	(449,902)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	34,369,843	133,710,119	(87,963,264)
Cash, cash equivalents, and restricted cash at the beginning of the period	282,583,769	148,873,650	236,836,914
Cash, cash equivalents, and restricted cash at the end of the period	$316,953,612	$282,583,769	$148,873,650

Supplemental disclosure of cash flow information
Cash paid for interest, net of amounts capitalized	$32,808,467	$37,886,561	$31,071,625
Cash paid for operating leases	42,290,030	42,101,279	11,965,581
Right of use assets recognized	—	62,646,575	163,337,516
Unpaid lease liability on initial recognition	—	61,746,575	161,574,834
Capitalized drydocking costs included in liabilities	2,712,600	1,179,778	234,290
Vessel-related capital expenditures included in liabilities	1,003,032	1,027,316	1,317,456
Unpaid dividends included in liabilities	915,150	1,149,665	1,255,861
Financing costs included in liabilities	$663,600	$663,600	$663,600

Reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the total amount of such items reported in the statements of cash flows:
Cash and cash equivalents	$316,877,584	$282,507,971	$148,797,232
Restricted cash—non-current	76,028	75,798	76,418
Cash and cash equivalents and restricted cash at end of period shown in the statement of cash flows	$316,953,612	$282,583,769	$148,873,650

The accompanying notes are an integral part of these consolidated financial statements.

Dorian LPG Ltd.

Notes to Consolidated Financial Statements

(Expressed in United States Dollars)

1.	Basis of Presentation and General Information

Dorian LPG Ltd. (“Dorian”) was incorporated on July 1, 2013 under the laws of the Republic of the Marshall Islands, is headquartered in the United States and is engaged in the transportation of liquefied petroleum gas (“LPG”) worldwide through the ownership and operation of LPG tankers. Dorian LPG Ltd. and its subsidiaries (together “we,” “us,” “our,” or the “Company”) are focused on owning and operating very large gas carriers (“VLGCs”), each with a cargo carrying capacity of greater than 80,000 cbm. As of March 31, 2025, our fleet consists of twenty-five VLGCs, including one dual-fuel 84,000 cbm ECO-design VLGC (“Dual-fuel ECO VLGC”); nineteen fuel-efficient 84,000 cbm ECO-design VLGCs (“ECO VLGCs”); one 82,000 cbm modern VLGC; three time chartered-in dual fuel Panamax size VLGCs; and one time chartered-in ECO Panamax VLGC. On November 24, 2023, we entered into a shipbuilding contract for a newbuilding Very Large Gas Carrier / Ammonia Carrier (“VLGC/AC”) with a cargo carrying capacity of 93,000 cbm that can transport LPG or ammonia and is expected to be delivered from Hanwha Ocean Co. Ltd. in the second calendar quarter of 2026. We provide in-house commercial management services for all of our vessels, including our vessels deployed in the Helios Pool (defined below), which may also receive commercial management services from MOL Energia (defined below). Excluding our time chartered-in vessels, we provide in-house technical management services for all of our vessels, including our vessels deployed in the Helios Pool.

Sixteen of our ECO VLGCs, including one of our time chartered-in ECO-VLGCs, are fitted with exhaust gas cleaning systems (commonly referred to as “scrubbers”) to reduce sulfur emissions and, as of March 31, 2025, we have a contractual commitment to fabricate a scrubber on our newbuilding VLGC/AC. Additionally, one of the chartered-in dual-fuel Panamax size VLGCs is equipped with a shaft generator, which generates additional electricity that can be used to reduce fuel consumption and carbon emissions.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of Dorian LPG Ltd. and its subsidiaries.

On April 1, 2015, Dorian and MOL Energia Pte. Ltd. (“MOL Energia”), formerly known as Phoenix Tankers Pte. Ltd., began operations of Helios LPG Pool LLC (the “Helios Pool”), which entered into pool participation agreements for the purpose of establishing and operating, as charterer, under variable rate time charters to be entered into with owners or disponent owners of VLGCs, a commercial pool of VLGCs whereby revenues and expenses are shared. See Note 4 below for further description of the Helios Pool relationship.

Our subsidiaries, which are all wholly-owned and all are incorporated in Republic of the Marshall Islands (unless otherwise indicated below), as of March 31, 2025 are listed below.

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
Dorian LPG FFAS LLC
Dorian LPG US Lease Finance LLC
Dorian LPG Nippon Lease LLC

(1)	CBM: Cubic meters, a standard measure for LPG tanker capacity.
(2)	Operated pursuant to a bareboat charter agreement. Refer to Note 10 below for further information.
(3)	The applicable vessel is expected to be delivered in calendar year 2026.

Customers

For the years ended March 31, 2025, 2024, and 2023 the Helios Pool accounted for 97%, 95%, and 94% of our total revenues, respectively, and, as such, no other individual charterer accounted for more than 10% of total revenues.

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

(k)   Vessels, net and vessels under construction:  Vessels, net are stated at cost net of accumulated depreciation and impairment charges. The costs of the vessels acquired as part of a business acquisition are recorded at their fair value on the date of acquisition. The cost of vessels purchased consists of the contract price, less discounts, plus any direct expenses incurred upon acquisition, including improvements, commission paid, delivery expenses and other expenditures to prepare the vessel for her initial voyage. The initial purchase of LPG coolant for the refrigeration of cargo is also capitalized. Allocated interest costs incurred during construction are capitalized. Subsequent expenditures for conversions and major improvements, including scrubbers, are also capitalized when they appreciably extend the life, increase the earning capacity or improve the efficiency or safety of the vessels. Repairs and maintenance costs, including underwater inspection costs are expensed in the period incurred.

Costs capitalized to vessels during construction include shipyard costs, direct cost of project design and engineering, project site office administration costs, interest costs, and other such costs. Interest costs capitalized during the construction period of a vessel represent the amount which theoretically could have been avoided had we had not made installment payments on the vessel under construction.

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

(q)   Leases: Refer to Note 11 for a description of our operating lease expenses for the years ended March 31, 2025, 2024, and 2023 and to Note 20 for a description of commitments related to our leases as of March 31, 2025. The following is a description of our leasing arrangements.

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

(z)

Segment reporting:  Each of our vessels serves the same type of customer, has similar operations and maintenance requirements, operates in the same regulatory environment, and are subject to similar economic characteristics. Based on this, we have determined that our Company operates in one reportable segment, the international transportation of liquid petroleum gas with its fleet of vessels. Furthermore, when we charter a vessel to a charterer, the charterer is free to trade the vessel worldwide and, as a result, the disclosure of geographic information is impracticable. See Note 3 below for further disclosure related to segment reporting. Our Chief Executive Officer is the chief operating decision maker (“CODM”) and evaluates the operating results of the Company using the consolidated revenues and expenses as noted on the face of the consolidated statements of operations. The CODM assesses performance for the vessel operations segment and decides how to allocate resources based on consolidated net income and consolidated operating income.

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

(ac)  Recent accounting pronouncements:

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements with the objective to address longstanding requests from investors to provide more detailed information about expenses presented on the face of the income statement. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within the fiscal years beginning after December 15, 2027 with early adoption permitted. The amendments are to be applied either prospectively to financial statements issued for the reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. We are currently evaluating the impact of the adoption of ASU 2024-03 on our consolidated financial statements and related disclosures.

We have considered all other recent accounting pronouncements issued and believe that none will have a material effect on our financial statements.

3. Segment Reporting

In the year ended March 31, 2025, the Company adopted the ASU requiring that segment reporting be disclosed for companies with a single reportable segment. The Company adopted the ASU on a retrospective basis as of March 31, 2025. Prior to the adoption of the ASU, segment reporting disclosures were not required for companies with a single reportable segment. The adoption of the ASU had no effect on the Company’s financial condition or results of operations.

Our Company operates in the international transportation of liquid petroleum gas with its fleet of vessels, each of which has the same type of customer, similar operations and maintenance requirements, operates in the same regulatory environment, and are subject to similar economic characteristics. Based on this, we have determined that our Company operates in one reportable segment.

The Company’s Chief Executive Officer is the CODM and evaluates performance based on net income and operating income.

The following is a summary of information for our single reportable segment:

	Year ended
(in U.S. dollars)	March 31, 2025	March 31, 2024	March 31, 2023
Total Revenues	$353,341,476	$560,717,436	$389,749,215

Less:
Voyage expenses	4,252,035	2,674,179	3,611,452
Charter hire expenses	41,393,429	43,673,387	23,194,712
Vessel operating expenses	85,407,362	80,461,690	71,501,771
Other segment items (1)	109,643,818	68,666,053	63,396,131
Operating income	112,644,832	326,237,944	195,958,767
Nonoperating income/(loss) (2)	(22,474,352)	(21,383,322)	(25,916,538)
Net income	$90,170,480	$304,854,622	$170,042,229

(1)	Other segment items include depreciation and amortization, general and administrative expenses, and other operating income and expenses.

(2)	Nonoperating income/(loss) includes interest and finance costs, interest income, gains and losses on derivatives, other gains and losses.

4. Transactions with Related Parties

Dorian (Hellas) S.A.

Dorian (Hellas) S.A. (“DHSA”) formerly provided technical, crew, commercial management, insurance and accounting services to our vessels and had agreements to outsource certain of these services to Eagle Ocean Transport Inc. (“Eagle Ocean Transport”), which is 100% owned by Mr. John C. Hadjipateras, our Chairman, President and Chief Executive Officer.

Dorian LPG (USA) LLC and its subsidiaries entered into an agreement with DHSA, retroactive to July 2014 and superseding an agreement between Dorian LPG (UK) Ltd. and DHSA, for the provision by Dorian LPG (USA) LLC and its subsidiaries of certain chartering and marine operation services to DHSA, for which income was earned and included in “Other income-related parties” totaling $0.1 million for each of the years ended March 31, 2025, 2024 and 2023. As of March 31, 2025 and 2024, there was nothing due from DHSA.

Helios LPG Pool LLC (“Helios Pool”)

On April 1, 2015, Dorian and MOL Energia began operations of the Helios Pool, which entered into pool participation agreements for the purpose of establishing and operating, as charterer, under variable rate time charters to be entered into with owners or disponent owners of VLGCs, a commercial pool of VLGCs whereby revenues and expenses are shared. We hold a 50% interest in the Helios Pool as a joint venture with MOL Energia and all significant rights and obligations are equally shared by both parties. All profits of the Helios Pool are distributed to the pool participants based on pool points assigned to each vessel as variable charter hire and, as a result, there are no profits available to the equity investors as a share of equity. We have determined that the Helios Pool is a variable interest entity as it does not have sufficient equity at risk. We do not consolidate the Helios Pool because we are not the primary beneficiary and do not have a controlling financial interest. In consideration of Accounting Standards Codification (“ASC”) 810-10-50-4e, the significant factors considered and judgments made in determining that the power to direct the activities of the Helios Pool that most significantly impact the entity’s economic performance are shared, in that all significant performance activities which relate to approval of pool policies and strategies related to pool customers and the marketing of the pool for the procurement of customers for the pool vessels, addition of new pool vessels and the pool cost management, require unanimous board consent from a board consisting of two members from each joint venture investor. Further, in accordance with the guidance in ASC 810-10-25-38D, the Company and MOL Energia are not related parties as defined in ASC 850 nor are they de facto agents pursuant to ASC 810-10, the power over the significant activities of the Helios Pool is shared, and no party is the primary beneficiary in the Helios Pool, or has a controlling financial interest. As of March 31, 2025, the Helios Pool operated twenty-nine VLGCs, including twenty-five vessels from our fleet (including four vessels time chartered-in from unrelated parties), three MOL Energia vessels and one time chartered-in vessel.

As of March 31, 2025, we had net receivables from the Helios Pool of $74.4 million (net of an amount due to Helios Pool of less than $0.1 million which is reflected under “Due to related Parties”), including $26.4 million of working capital contributed for the operation of our vessels in the pool. As of March 31, 2024, we had receivables from the Helios Pool of $77.6 million (net of an amount due to Helios Pool of $0.1 million which is reflected under “Due to related Parties”), including $25.3 million of working capital contributed for the operation of our vessels in the pool. Our maximum exposure to losses from the pool as of March 31, 2025 is limited to the receivables from the pool. The Helios Pool does not have any third-party debt obligations. The Helios Pool has entered into commercial management agreements with each of Dorian LPG (UK) Ltd. and MOL Energia as commercial managers and has appointed both commercial managers as the exclusive commercial managers of pool vessels. Dorian LPG (DK) ApS has assumed the responsibilities of Dorian LPG (UK) Ltd. under these commercial management agreements with the consolidation of our London, United Kingdom operations into our Copenhagen, Denmark office. Fees for commercial management services provided by Dorian LPG (DK) ApS are included in “Other income-related parties” in the consolidated statement of operations and were $2.5 million, $2.5 million and $2.2 million for the years ended March 31, 2025, 2024 and 2023, respectively. Additionally, we received a fixed reimbursement of expenses such as costs for security guards and war risk insurance for vessels operating in high-risk areas from the Helios Pool, for which we earned $1.2 million, $0.8 million and $1.4 million for the years ended March 31, 2025, 2024 and 2023 respectively, and are included in “Other revenues, net” in the consolidated statements of operations.

Through our vessel owning subsidiaries, we have chartered vessels to the Helios Pool during the years ended March 31, 2025, 2024 and 2023. The time charter revenue from the Helios Pool is variable depending upon the net results of the pool, available days and pool points for each vessel. The Helios Pool enters into voyage and time charters with external parties and receives freight and related revenue and, where applicable, incurs voyage costs such as bunkers, port costs and commissions. At the end of each month, the Helios Pool calculates net pool revenues using gross revenues, less voyage expenses of all pool vessels, less fixed time charter hire for any time chartered-in vessels, less the general and administrative expenses of the pool. Net pool revenues, less any amounts required for working capital of the Helios Pool, are distributed, to the extent they have been collected from third-party customers of the Helios Pool, as variable rate time charter hire for the relevant vessel to participants based on pool points (vessel attributes such as cargo carrying capacity, fuel consumption, and speed are taken into consideration) and number of days the vessel participated in the pool in the period. We recognize net pool revenues on a monthly basis, when each relevant vessel has participated in the pool during the period and the amount of net pool revenues for the month can be estimated reliably. Revenue earned from the Helios Pool is presented in Note 15.

5. Inventories

Our inventories by type were as follows:

	March 31, 2025	March 31, 2024
Lubricants	$2,309,531	$2,184,545
Bonded stores	199,153	208,834
Total	$2,508,684	$2,393,379

6. Vessels, Net

		Accumulated
	Cost	depreciation	Net book Value
Balance, April 1, 2023	$1,724,463,634	$(460,535,029)	$1,263,928,605
Other additions	8,733,275	—	8,733,275
Depreciation	—	(64,073,667)	(64,073,667)
Balance, March 31, 2024	$1,733,196,909	$(524,608,696)	$1,208,588,213
Other additions	5,479,335	—	5,479,335
Depreciation	—	(64,260,766)	(64,260,766)
Balance, March 31, 2025	$1,738,676,244	$(588,869,462)	$1,149,806,782

Additions to vessels, net, mainly consisted of scrubber purchases and installation costs and other capital improvements for certain of our VLGCs during the years ended March 31, 2025 and 2024. Our vessels, with a total carrying value of $1,120.0 million and $1,175.6 million as of March 31, 2025 and 2024, respectively, are first-priority mortgaged as collateral for our long-term debt (refer to Note 10 below). As of March 31, 2025, and 2024, independent appraisals of the technically managed VLGCs in our fleet had no indicators of impairment in accordance with ASC 360 Property, Plant, and Equipment. No impairment charges were recognized for the years ended March 31, 2025, 2024 and 2023.

7. Vessel Under Construction

On November 24, 2023 we entered into an agreement for a newbuilding VLGC/AC with a cargo carrying capacity of 93,000 cbm that can transport LPG or ammonia, which is expected to be delivered from Hanwha Ocean Co. Ltd. in the second calendar quarter of 2026. The analysis and movement of vessel under construction is presented in the table below:

Net book Value
Balance, April 1, 2023	$—
Installment payments	23,800,740
Other capitalized expenditures	28,938
Balance, March 31, 2024	$23,829,678
Installment payments	11,900,370
Other capitalized expenditures	1,118,209
Capitalized interest	426,606
Balance, March 31, 2025	$37,274,863

8. Deferred Charges, Net

The analysis and movement of deferred charges, net is presented in the table below:

Drydocking
costs
Balance, April 1, 2023	$8,367,301
Additions	8,769,037
Amortization	(4,592,240)
Balance, March 31, 2024	$12,544,098
Additions	10,031,885
Amortization	(5,338,321)
Balance, March 31, 2025	$17,237,662

9. Accrued Expenses

Accrued expenses comprised of the following:

	March 31, 2025	March 31, 2024
Accrued voyage and vessel operating expenses	3,335,059	1,598,552
Accrued employee-related costs	959,213	1,330,577
Accrued professional services	343,955	399,192
Accrued loan and swap interest	473,922	532,071
Other	275,316	88,028
Total	$5,387,465	$3,948,420

10. Long-Term Debt

Description of our Debt Obligations

2023 A&R Debt Facility

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

We are required to comply with the following financial covenants from the 2023 A&R Debt Facility, calculated on a consolidated basis, determined and defined according to the provisions of the loan agreement and its amendments:

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

We were in compliance with all financial covenants as of March 31, 2025.

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

The corporate financial covenants related to the BALCAP Facility are identical to those in the 2023 A&R Debt Facility. We were in compliance with all financial covenants as of March 31, 2025.

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

Debt Obligations

The table below presents our debt obligations:

	March 31, 2025	March 31, 2024
2023 A&R Debt Facility	$185,000,000	$205,000,000

Japanese Financings
Corsair Japanese Financing	$27,895,834	$31,145,834
Cresques Japanese Financing	23,840,367	25,608,991
Cratis Japanese Financing	37,420,000	41,500,000
Copernicus Japanese Financing	37,420,000	41,500,000
Chaparral Japanese Financing	57,316,129	59,896,473
Caravelle Japanese Financing	39,200,000	42,500,000
Cougar Japanese Financing	40,100,000	43,700,000
Captain Markos Dual-Fuel Japanese Financing	50,960,000	53,270,000
Total Japanese Financings	$314,152,330	$339,121,298

BALCAP Facility	$58,266,112	$66,330,459

Total debt obligations	$557,418,442	$610,451,757
Less: deferred financing fees	4,139,695	5,359,227
Debt obligations—net of deferred financing fees	$553,278,747	$605,092,530

Presented as follows:
Current portion of long-term debt	$54,504,778	$53,543,315
Long-term debt—net of current portion and deferred financing fees	498,773,969	551,549,215
Total	$553,278,747	$605,092,530

Deferred Financing Fees

The analysis and movement of deferred financing fees is presented in the table below:

Financing
costs
Balance, April 1, 2023	$6,195,087
Additions	407,500
Amortization	(1,243,360)
Balance, March 31, 2024	$5,359,227
Amortization	(1,219,532)
Balance, March 31, 2025	$4,139,695

Additions for the year ended March 31, 2024 represent financing costs associated with the refinancings described above, which have been deferred and are amortized over the life of the respective agreements and are included as part of interest and finance costs in the consolidated statements of operations. There were no additions during the year ended March 31, 2025.

Future Cash Payments for Debt

The minimum annual principal payments, in accordance with the loan agreements, required to be made after March 31, 2025 are as follows:

Year ending March 31:
2026	$54,504,778
2027	95,660,887
2028	45,966,482
2029	92,074,591
2030	140,024,458
Thereafter	129,187,246
Total	$557,418,442

11. Leases

Time charter-in contracts

During the year ended March 31, 2025, we did not take delivery of any time chartered-in VLGCs and, as such, no new right-of-use assets or lease liabilities were recognized. As of March 31, 2025, right-of-use assets and lease liabilities related to all of our time charter-in VLGCs totaled $158.5 million and were recognized on our balance sheet. Our time chartered-in VLGCs were deployed in the Helios Pool and earned net pool revenues of $56.7 million, $97.5 million, and $38.6 million for the years ended March 31, 2025, 2024 and 2023, respectively.

Charter hire expenses for the VLGCs time chartered in were as follows:

	Year ended
	March 31, 2025	March 31, 2024	March 31, 2023
Charter hire expenses	$41,393,429	$43,673,387	23,194,712

Office leases

We currently have operating leases for our offices in Stamford, Connecticut, USA; Copenhagen, Denmark; and Athens, Greece which we determined to be operating leases and record the lease expense as part of general and administrative expenses in our consolidated statements of operations. We did not enter into any new office leases and did not renew any office leases during the years ended March 31, 2025 and 2024. The term of our Copenhagen, Denmark office expired during the year ended March 31, 2025 and the office lease is now on a month-to-month basis.

Operating lease rent expense related to our office leases was as follows:

	Year ended
	March 31, 2025	March 31, 2024	March 31, 2023
Operating lease rent expense	$554,939	$558,957	$569,804

For our office leases and time charter-in arrangements, the discount rate used ranged from 4.92% to 6.34%. The weighted average discount rate used to calculate the lease liability was 5.81%. The weighted average remaining lease term on our office leases and a time chartered-in vessel as of March 31, 2025 is 56.4 months.

Our operating lease right-of-use asset and lease liabilities were as follows:

Description	Location on Balance Sheet	March 31, 2025	March 31, 2024
Assets:
Non-current
Office leases	Operating lease right-of-use assets	$749,451	$1,194,974
Time charter-in VLGCs	Operating lease right-of-use assets	$158,462,559	$190,505,364

Liabilities:
Current
Office Leases	Current portion of long-term operating leases	$380,127	$448,317
Time charter-in VLGCs	Current portion of long-term operating leases	$34,428,076	$32,042,805

Long-term
Office Leases	Long-term operating leases	$385,062	$763,767
Time charter-in VLGCs	Long-term operating leases	$124,034,483	$158,462,559

Maturities of operating lease liabilities as of March 31, 2025 were as follows:

Less than one year	$42,970,570
One to three years	73,406,739
Three to five years	62,263,139
More than five years	2,941,250
Total undiscounted lease payments	181,581,698
Less: imputed interest	(22,353,951)
Carrying value of operating lease liabilities	$159,227,747

12. Common Stock

On June 7, 2024, we issued 2 million shares to the public at a price of $44.50 per share with proceeds totaling $89.0 million, less (i) $2.225 per share, or $4.5 million, of underwriting discounts and commissions, and (ii) $0.1 million of legal and other offering costs.

On February 2, 2022, our Board of Directors authorized the repurchase of up to $100.0 million of our common shares (the “2022 Common Share Repurchase Authority”). Under this authorization, when in force, purchases were and may be made at our discretion in the form of open market repurchase programs, privately negotiated transactions, accelerated share repurchase programs or a combination of these methods. The actual amount and timing of share repurchases are subject to capital availability, our determination that share repurchases are in the best interest of our shareholders, and market conditions. As of March 31, 2025, our total purchases under the 2022 Common Share Repurchase Authority totaled 161,500 shares for an aggregate consideration of $3.8 million. We are not obligated to make any common share repurchases.

Refer to Note 14 below for shares granted under the equity incentive plan during the years ended March 31, 2025, 2024, and 2023.

13. Dividends

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

On January 24, 2025, we announced that our Board of Directors declared an irregular cash dividend of $0.70 per share of the Company’s common stock totaling $30.0 million. We paid $29.8 million on February 27, 2025, with the remaining $0.2 million deferred until certain shares of restricted stock vest.

These were irregular dividends. All declarations of dividends are subject to the determination and discretion of the Company’s Board of Directors based on its consideration of various factors, including the Company’s results of operations, financial condition, level of indebtedness, anticipated capital requirements, contractual restrictions, restrictions in its debt agreements, restrictions under applicable law, its business prospects and other factors that the Company’s Board of Directors may deem relevant. Refer to Note 25 for an irregular dividend declared in May 2025.

14. Stock-Based Compensation Plans

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

During the year ended March 31, 2025, we granted to certain of our officers and employees an aggregate of 231,150 shares of restricted stock vesting ratably on the grant date and on the first, and second anniversary of that date, 16,000 shares of restricted stock vesting on the grant date and 48,960 restricted stock units vesting ratably on the grant date and on the first and second anniversaries of the grant date.

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

During the years ended March 31, 2025, 2024, and 2023, we granted 29,741, 31,400, and 34,695, shares of stock, respectively, to our non-executive directors, which were valued and expensed at their grant date fair market value.

Our stock-based compensation expense was $10.4 million, $8.3 million and $4.3 million for the years ended March 31, 2025, 2024, and 2023, respectively, and is included within general and administrative expenses in our consolidated statements of operations. Unrecognized compensation cost as of March 31, 2025 was $5.6 million and the expense will be recognized over a remaining weighted average life of 1.19 years.

A summary of the activity of our restricted shares as of March 31, 2025 and 2024 and changes during the years ended March 31, 2025 and 2024, are as follows:

		Weighted-Average
		Grant-Date
Incentive Share/Unit Awards	Number of Shares/Units	Fair Value
Unvested as of April 1, 2023	328,382	$11.79
Granted	341,650	29.81
Vested	(362,159)	19.13
Unvested as of March 31, 2024	307,873	$23.16
Granted	325,851	35.81
Vested	(360,728)	26.95
Unvested as of March 31, 2025	272,996	$36.06

The total fair value of restricted shares that vested during the years ended March 31, 2025, 2024, and 2023 was $13.0 million, $10.5 million and $4.8 million, respectively, which is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

15. Revenues

Revenues comprise the following:

	Year ended
	March 31, 2025	March 31, 2024	March 31, 2023
Net pool revenues—related party	$341,418,480	$532,935,157	$364,548,262
Time charter revenues	8,252,182	25,895,984	22,709,620
Other revenues, net	3,670,814	1,886,295	2,491,333
Total revenues	$353,341,476	$560,717,436	$389,749,215

Net pool revenues—related party depend upon the net results of the Helios Pool, and the available days and pool points for each vessel. Refer to Notes 2 and 4 above for further information.

Other revenues, net mainly represent income from charterers relating to reimbursement of voyage expenses such as costs for security guards and war risk insurance.

16. Voyage Expenses

Voyage expenses comprise the following:

	Year ended
	March 31, 2025	March 31, 2024	March 31, 2023
Bunkers	$3,103,534	$1,456,899	$2,109,904
War risk insurances	174,298	345,513	940,436
Brokers’ commissions	101,442	319,616	290,099
Security cost and other voyage expenses	872,761	552,151	271,013
Total	$4,252,035	$2,674,179	$3,611,452

17. Vessel Operating Expenses

Vessel operating expenses comprise the following:

	Year ended
	March 31, 2025	March 31, 2024	March 31, 2023
Crew wages and related costs	$43,625,161	$43,088,059	$42,141,262
Spares and stores	19,121,635	17,373,145	13,644,604
Repairs and maintenance costs	7,558,719	6,769,114	4,743,513
Insurance	4,227,370	4,221,672	3,906,409
Lubricants	4,083,224	4,313,513	4,002,361
Miscellaneous expenses	6,791,253	4,696,187	3,063,622
Total	$85,407,362	$80,461,690	$71,501,771

18. Interest and Finance Costs

Interest and finance costs are comprised of the following:

	Year ended
	March 31, 2025	March 31, 2024	March 31, 2023
Interest incurred	$33,633,357	$38,008,159	$31,398,739
Amortization of financing costs	1,219,532	1,243,360	5,600,493
Other financing costs	1,386,640	1,228,909	2,171,511
Capitalized interest	(426,606)	—	(1,366,956)
Total	$35,812,923	$40,480,428	$37,803,787

19. Income Taxes

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

For our fiscal years ended March 31, 2025, 2024 and 2023, we believe that we qualified, and we expect to qualify, for exemption under Section 883 and as a consequence, our gross United States source shipping income will not be subject to a 4% gross basis tax.

20. Commitments and Contingencies

Commitments under Newbuilding Contracts

On November 24, 2023, we entered into an agreement for a newbuilding VLGC/AC with a cargo carrying capacity of 93,000 cbm that can transport LPG or ammonia, which is expected to be delivered from Hanwha Ocean Co. Ltd. in the second calendar quarter of 2026. As of March 31, 2025, we had the following commitments under the shipbuilding contract and supervision agreement related to the newbuilding:

March 31, 2025
Less than one year	$24,424,740
One to three years	61,927,454
Total	$86,352,194

Commitments under Contracts for Scrubbers and Other Vessel Upgrades

We had contractual commitments related to contracts to scrubbers to reduce sulfur emissions and other vessel upgrades as follows:

March 31, 2025
Less than one year	$1,460,710
One to three years	173,407
Total	$1,634,117

Operating Leases

We had the following commitments as a lessee under operating leases relating to our Denmark office:

March 31, 2025
Less than one year	$39,769

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

21. Financial Instruments and Fair Value Disclosures

Our principal financial assets consist of cash and cash equivalents, investment securities, amounts due from related parties, derivative instruments, and trade accounts receivable. Our principal financial liabilities consist of long-term debt, accounts payable, amounts due to related parties, and accrued liabilities.

(a)	Concentration of credit risk: Financial instruments, which may subject us to significant concentrations of credit risk, consist principally of amounts due from our charterers, including the receivables from Helios Pool, and cash and cash equivalents. We limit our credit risk with amounts due from our charterers, including those through the Helios Pool, by performing ongoing credit evaluations of our charterers’ financial condition and generally do not require collateral from our charterers. We limit our credit risk with our cash and cash equivalents and restricted cash by placing it with highly-rated financial institutions.

(b)	Interest rate risk: One of our long-term bank loans is based on SOFR and hence we are exposed to movements thereto. We entered into interest rate swap agreements in order to hedge a majority of our variable interest rate exposure related to the 2023 A&R Debt Facility. Three of these swaps expired on March 26, 2025.

On January 20, 2023, we entered into an interest rate swap agreement with ING in order to manage our variable interest rate exposure risk by effectively converting a portion of our debt from a floating to a fixed rate. The notional value increased as the three other swaps amortized and now decreases with the debt outstanding under the 2023 A&R Debt Facility until final settlement in July 2029. The effect is to maintain a constant ratio between the debt outstanding under the 2023 A&R Debt Facility and the notional hedges. The initial notional value of $3.5 million became effective on June 26, 2023 with a fixed interest rate of 2.8525%. We have no exposure to floating rate movements on any of our other debt financings.

The principal terms of our interest rate swaps are as follows:

	Transaction	Termination	Fixed	Nominal value	Nominal value
Interest rate swap	Date	Date	interest rate	March 31, 2025	March 31, 2024
2023 A&R Debt Facility - ING(1)	September 2015	March 2025	0.9150%	—	28,649,740
2023 A&R Debt Facility - CACIB(2)	August 2022	March 2025	0.9208%	—	57,299,480
2023 A&R Debt Facility - BNP(3)	August 2022	March 2025	0.9208%	—	57,299,480
2023 A&R Debt Facility - ING(4)	January 2023	July 2029	2.8250%	148,000,000	20,751,300
				$148,000,000	$164,000,000
(1)	Reduced quarterly with a final settlement of $23.8 million in March 2025.
(2)	Reduced quarterly with a final settlement of $47.6 million in March 2025.
(3)	Reduced quarterly with a final settlement of $47.6 million in March 2025.
(4)	Notional value increased to a high of $148.0 million on March 26, 2025 while other swaps amortized and now decreases with the debt outstanding under the 2023 A&R Debt Facility until final settlement of $80 million in July 2029.

(c)	Fair value measurements: Interest rate swaps are stated at fair value, which is determined using a discounted cash flow approach based on market‑based SOFR swap yield rates. SOFR swap rates are observable at commonly quoted intervals for the full terms of the swaps and, therefore, are considered Level 2 items in accordance with the fair value hierarchy. The fair value of the interest rate swap agreements approximates the amount that we would have to pay or receive for the early termination of the agreements.

Additionally, we have, at times, taken positions in freight forward agreements (“FFAs”) as economic hedges to reduce the risk related to vessels trading in the spot market and to take advantage of fluctuations in market prices. Customary requirements for trading FFAs include the maintenance of initial and variation margins based on expected volatility, open position and mark-to-market of the contracts. FFAs are recorded as assets/liabilities until they are settled. Changes in fair value prior to settlement are recorded in unrealized gain/(loss) on derivatives. Upon settlement, if the contracted charter rate is less than the average of the rates for the specified route and time period, as reported by an identified index, the seller of the FFA is required to pay the buyer the settlement sum, being an amount equal to the difference between the contracted rate and the settlement rate, multiplied by the number of days in the specified period covered by the FFA. Conversely, if the contracted rate is greater than the settlement rate, the buyer is required to pay the seller the settlement sum. Settlement of FFAs are recorded in realized gain/(loss) on derivatives. FFAs are considered Level 2 items in accordance with the fair value hierarchy. We had no outstanding FFAs as of March 31, 2025.

The following table summarizes the location on the balance sheet of the financial assets and liabilities that are carried at fair value on a recurring basis, which comprise our financial derivatives all of which are considered Level 2 items in accordance with the fair value hierarchy:

	March 31, 2025		March 31, 2024
	Current assets	Current liabilities	Current assets	Current liabilities
Derivatives not designated as hedging instruments	Derivative instruments	Derivative instruments	Derivative instruments	Derivative instruments
Interest rate swap agreements	$—	$—	$5,139,056	$—

	March 31, 2025		March 31, 2024
	Other non-current assets	Long-term liabilities	Other non-current assets	Long-term liabilities
Derivatives not designated as hedging instruments	Derivative instruments	Derivative instruments	Derivative instruments	Derivative instruments
Interest rate swap agreements	$3,497,493	$—	$4,145,153	$—

The effect of derivative instruments within the consolidated statements of operations for the periods presented is as follows:

		Year ended
Derivatives not designated as hedging instruments	Location of gain/(loss) recognized	March 31, 2025	March 31, 2024	March 31, 2023
Interest rate swaps—change in fair value	Unrealized gain/(loss) on derivatives	(5,786,717)	5,665	2,766,065
Forward freight agreements—realized loss	Realized loss on derivatives	(512,082)	—	—
Interest rate swaps—realized gain	Realized gain on derivatives	5,824,074	7,493,246	3,771,522
Gain/(Loss) on derivatives, net		$(474,725)	$7,498,911	$6,537,587

As of March 31, 2025 and March 31, 2024, no fair value measurements for assets or liabilities under Level 1 or Level 3 were recognized in the consolidated balance sheets with the exception of cash and cash equivalents, restricted cash, and securities. We did not have any assets or liabilities measured at fair value on a non-recurring basis during the years ended March 31, 2025 and 2024.

(d)	Book values and fair values of financial instruments. In addition to the derivatives that we are required to record at fair value on our balance sheet (see (c) above) we have investment securities that are recorded at fair value and included in other current assets in our balance sheet. Additionally, on our March 31, 2024 balance sheet, we had available-for-sale debt securities consisting of U.S. treasury notes with an aggregate fair value of $11.5 million as of March 31, 2024 and face values of $1.8 million and $10.0 million that matured on September 30, 2024 and March 15, 2025, respectively, that were recorded at fair value as a current asset on our balance sheet. We had no such available-for-sale debt securities on our March 31, 2025 balance sheet. We have other financial instruments that are carried at historical cost including trade accounts receivable, equity securities, at cost, amounts due from related parties, cash and cash equivalents, restricted cash, accounts payable, amounts due to related parties and accrued liabilities for which the historical carrying value approximates the fair value due to the short-term nature of these financial instruments.

The summary of gains and losses on our investment securities included in other gain/(loss), net on our consolidated statements of operations for the periods presented is as follows:

	Year ended
	March 31, 2025	March 31, 2024	March 31, 2023
Unrealized gain/(loss) on investment securities	$(1,300,287)	$1,483,522	$1,443,683
Realized gain on investment securities	—	872,557	987,206
Net gain/(loss) on investment securities	$(1,300,287)	$2,356,079	$2,430,889

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

	March 31, 2025		March 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Corsair Japanese Financing	$27,895,834	$27,449,194	$31,145,834	$29,624,330
Cresques Japanese Financing	23,840,367	25,079,649	25,608,991	26,180,173
Cratis Japanese Financing	37,420,000	35,683,595	41,500,000	38,302,845
Copernicus Japanese Financing	37,420,000	35,683,595	41,500,000	38,302,845
Chaparral Japanese Financing	57,316,129	56,960,711	59,896,473	57,627,652
Caravelle Japanese Financing	39,200,000	37,313,039	42,500,000	39,003,038
Cougar Japanese Financing	40,100,000	41,274,707	43,700,000	43,715,910
Captain Markos Dual-Fuel Japanese Financing	50,960,000	54,060,280	53,270,000	54,923,798
BALCAP Facility	58,266,112	56,498,815	66,330,459	62,186,682

22. Retirement Plans

U.S. Defined Contribution Plan

Qualifying full-time employees based in the United States participate in our 401(k) retirement plan and may contribute a portion of their annual compensation to the plan on a tax-advantaged basis, in accordance with applicable tax law limits. On behalf of all participants in the plan, we provide a safe harbor contribution subject to certain limitations. Employee contributions and our safe harbor contributions are vested at all times. We recognized and paid compensation expense associated with the safe harbor contributions totaling $0.1 million for each of the years ended March 31, 2025, 2024, and 2023.

Greece Defined Benefit Plan

Our employees based in Greece participate in a required statutory defined benefit pension plan as required by the provisions of Greek law 2112/20 covering all eligible employees (the “Greek Plan”). We recognized a liability associated with our projected benefit obligation to the Greek Plan of $0.8 million and $0.9 million as of March 31, 2025 and 2024, respectively, representing a decrease of the liability of $0.1 million during the year ended March 31, 2025, an increase in the liability of $0.1 million during the year ended March 31, 2024, and a decrease in the liability of $0.2 million during the year ended March 31, 2023, for which we recognized income or expense on our consolidated statement of operations.

Denmark and U.K. Retirement Accounts

We contribute to retirement accounts for certain employees in Denmark and the United Kingdom based on a percentage of their annual salaries. For each of the years ended March 31, 2025, 2024 and 2023, we recognized compensation expense of $0.2 million related to these contributions.

23. Earnings Per Share (“EPS”)

Basic EPS represents net income attributable to common shareholders divided by the weighted average number of common shares outstanding during the measurement period. Our restricted stock shares include rights to receive dividends that are subject to the risk of forfeiture if service requirements are not satisfied, thus these shares are not considered participating securities and are excluded from the basic weighted-average shares outstanding calculation. Diluted EPS represents net income attributable to common shareholders divided by the weighted average number of common shares outstanding during the measurement period while also giving effect to all potentially dilutive common shares that were outstanding during the period.

The calculations of basic and diluted EPS for the periods presented were as follows:

	Year ended
(In U.S. dollars except share data)	March 31, 2025	March 31, 2024	March 31, 2023
Numerator:
Net income	$90,170,480	$307,446,913	$172,443,930
Denominator:
Basic weighted average number of common shares outstanding	42,134,482	40,275,350	40,026,313
Effect of dilutive restricted stock and restricted stock units	97,871	175,217	185,329
Diluted weighted average number of common shares outstanding	42,232,353	40,450,567	40,211,642
EPS:
Basic	$2.14	$7.63	$4.31
Diluted	$2.14	$7.60	$4.29

There were 1,500 and 4,125 shares of unvested restricted stock excluded from the calculation of diluted EPS because the effect of their inclusion would be anti-dilutive for the years ended March 31, 2025 and 2024 and no shares of unvested restricted stock were excluded from the calculation of diluted EPS because the effect of their inclusion would be anti-dilutive for the year ended March 31, 2023.

24. Selected Quarterly Financial Information (unaudited)

The following tables summarize the quarterly results for the years ended March 31, 2025 and 2024:

	Three months ended
	June 30, 2024	September 30, 2024	December 31, 2024	March 31, 2025
Revenues	$114,353,042	$82,433,480	$80,666,779	$75,888,175
Operating income	55,473,525	19,096,086	23,383,434	14,691,787
Net income	51,288,140	9,428,605	21,361,828	8,091,907
Earnings per common share, basic	1.25	0.22	0.50	0.19
Earnings per common share, diluted	$1.25	$0.22	$0.50	$0.19

	Three months ended
	June 30, 2023	September 30, 2023	December 31, 2023	March 31, 2024
Revenues	$111,562,907	$144,698,462	$163,064,503	$141,391,564
Operating income	55,622,307	80,488,079	110,340,861	82,378,988
Net income	51,721,137	76,512,665	99,972,913	79,240,198
Earnings per common share, basic	1.29	1.90	2.48	1.96
Earnings per common share, diluted	$1.28	$1.89	$2.47	$1.96

25. Subsequent Event

Dividend

On May 2, 2025, we announced that our Board of Directors has declared an irregular cash dividend of $0.50 per share of the Company’s common stock totaling $21.3 million. The dividend is payable on or about May 30, 2025 to all shareholders of record as of the close of business on May 16, 2025.