Form 10-Q
period 2025-06-30
DORIAN LPG LTD.
filed 2025-08-04
CIK 1596993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 30, 2025, there were 42,647,720 shares of the registrant’s common stock outstanding.

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

These risks include the risks that are identified in the “Risk Factors” section of this quarterly report and of our Annual Report on Form 10-K for the fiscal year ended March 31, 2025, and also include, among others, risks associated with the following:

●	our future operating or financial results;

●	our business strategies, including with respect to acquisitions and chartering, and expected capital spending or operating expenses, as well as any difficulty we may have in managing planned growth properly;

●	the cost and effects of cybersecurity incidents or other failures, interruptions, or security breaches of our systems or those of our customers or third-party providers, including software failures, unforeseeable security breaches, or incidents stemming from the misuse or intentional or unintentional misapplication of artificial intelligence in our business;

●	the strength of world economies;

●	the impact of the U.S. presidential election and congressional election results on the economy, future government laws and regulations;

●	recent and potential future trade policy matters, such as increased trade protectionism, the imposition of tariffs and other import restrictions, including those impacting the maritime shipping industry;

●	shipping trends, including changes in charter rates applicable to alternative propulsion technologies, exhaust gas cleaning system (commonly referred to as “scrubbers”) equipped and non-scrubber equipped vessels, scrapping rates and vessel and other asset values;

●	changes in trading patterns that impact tonnage requirements, including without limitation, tariffs that have been or may be imposed by various countries including without limitation the United Sates and China, changes resulting from the ongoing conflicts in Ukraine and the Middle East, including the recent vessel attacks in the Red Sea and the Israel-Iran conflict, which has resulted in disruptions in international shipping routes, including companies re-routing vessels around the Cape of Good Hope rather than transiting through the Suez Canal and/or the Red Sea;

●	compliance with laws, treaties, rules, regulations and policies (including amendments or other changes thereto) applicable to the liquefied petroleum gas, or LPG, shipping industry, including, without limitation, legislation adopted by international organizations such as the International Maritime Organization and the European Union or by individual countries, as well as the impact and costs of our compliance with, and the potential of liability under, such laws, treaties, rules, regulations and policies;

●	investors’, banks’, counterparties’ and other stakeholders’ increasing emphasis on environmental and safety concerns and increasing scrutiny and changing expectations with respect to public company Environmental, Social and Governance (“ESG”) policies and costs related to compliance with ESG measures;

●	general economic conditions and specific economic conditions in the oil and natural gas industry and the countries and regions where LPG is produced and consumed, including the impact of central bank policies, intended to combat inflation and rising interest rates, on the demand for LPG;

●	completion of infrastructure projects to support marine transportation of LPG, including export terminals and pipelines;

●	factors affecting supply of and demand for LPG including propane, butane, isobutane, propylene and mixtures of these gases, LPG shipping, and LPG vessels, including, among other things: the production levels, price and worldwide consumption and storage of oil, refined petroleum products and natural gas, including production from United States shale fields; any oversupply of or limited demand for LPG vessels comparable to ours or higher specification vessels; trade conflicts and the imposition of tariffs or otherwise on LPG resulting from domestic and international political and geopolitical conditions or events, including “trade wars”, the ongoing conflict between Russia and Ukraine and developments in the Middle East (including without limitation the Israel – Iran conflict); and shifts in consumer demand from LPG towards other energy sources;

●	any decrease in the value of the charter-free market values of our vessels or reduction in our charter hire rates and profitability associated with such vessels as a result of increase in the supply of or decrease in the demand for LPG, LPG shipping or LPG vessels including an increase in available tonnage due to Very Large Ethane Carriers transporting LPG;

●	business disruptions, including supply chain issues, due to damage to storage or receiving facilities, or natural disasters;

●	greater than anticipated levels of LPG vessel newbuilding orders or lower than anticipated rates of LPG vessel scrapping;

●	the aging of the Company’s fleet which could result in increased operating costs, impairment or loss of hire;

●	our ability to profitably employ our vessels, including vessels participating in the Helios Pool (defined below);

●	unavailability of spot charters and the volatility of prevailing spot market charter rates, which may affect our ability to realize the expected benefits from our time chartered-in vessels, including those in the Helios Pool;

●	failure of our charterers or other counterparties to meet their obligations under our charter agreements;

●	shareholders’ reliance on us to enforce our rights against contract counterparties;

●	competition in the LPG shipping industry, including our ability to compete successfully for future chartering opportunities and newbuilding opportunities (if any);

●	future purchase prices of newbuildings and secondhand vessels and timely deliveries of such vessels (if any) and, relatedly, the risks associated with the purchase of second-hand vessels;

●	the performance of the Helios Pool, including the failure of its significant customers to perform their obligations and the loss or reduction in business from its significant customers (or if the same were to occur with respect to our significant customers);

●	the availability of and our ability to obtain such financing and capital to refinance existing indebtedness and to fund capital expenditures, acquisitions and other general corporate purposes, the terms of such financing or capital and our ability to comply with the restrictions and other covenants set forth in our existing and future debt agreements and financing arrangements (and our ability to repay or refinance our existing debt and settling of interest rate swaps, if any);

●	our costs, including crew wages, insurance, provisions, repairs and maintenance, general and administrative expenses, drydocking, and bunker prices, as applicable;

●	any inability to retain and recruit qualified key executives, key employees, key consultants or skilled workers and, relatedly, our dependence on key personnel and the availability of skilled workers, and the related labor costs, including as a result of the ongoing conflict between Russia and Ukraine;

●	the potential difference in interests between or among certain of our directors, officers, key executives and shareholders;

●	quality and efficiency requirements from customers and applicable laws and regulations and developments regarding the technologies relating to the LPG sector and the effects of and our ability to implement new products and new technology available in our industry, including with respect to equipment propulsion and overall vessel efficiency, including the reduction of traditional emissions;

●	potential new environmental regulations and restrictions in respect of decarbonization, whether at a global level stipulated by the International Maritime Organization, including the recently adopted strategy to reduce greenhouse gas emissions in international shipping by the Marine Environment Protection Committee at its 80th session in July 2023, or imposed by regional or national authorities, affecting fuel costs, vessel speeds, equipment requirements or other alterations or adjustments, including the installation of Engine Power Limitation (EPL) systems, that could impose additional costs of operations on our business;

●	operating hazards in the maritime transportation industry, and catastrophic events, including accidents, political events, public health threats (including the outbreak of communicable diseases), international hostilities and instability, armed conflict, piracy, attacks on vessels or other petroleum-related infrastructures and acts by terrorists, which may cause potential disruption of shipping routes;

●	the length and severity of epidemics and other public health concerns, including any impact on the demand for commercial seaborne transportation of LPG, supply chain disruptions and the condition of financial markets and the potential associated impacts to our global operations;

●	business disruptions due to natural disasters or adverse weather outside of our control;

●	the adequacy of our insurance coverage in the event of a catastrophic event;

●	the failure to protect our information systems against security breaches, or the failure or unavailability of these systems for a significant period;

●	the arresting or attachment of one or more of our vessels by maritime claimants;

●	compliance with and changes to governmental, tax, environmental and safety laws and regulations, which may add to our costs or the costs of our customers;

●	fluctuations in currencies, foreign exchange rates, and interest rates including, but not limited to, the Secured Overnight Financing Rate (“SOFR”);

●	compliance with the United States Foreign Corrupt Practices Act of 1977, the United Kingdom Bribery Act 2010, or other applicable regulations relating to bribery;

●	the volatility of the price of shares of our common stock, par value $0.01 per share, (our “common shares”) and future sales of our common shares;

●	if we will or will be able to pay dividends (irregular or otherwise) in the future, and any change or elimination of the Company’s dividend at any time at the discretion of our Board of Directors;

●	our incorporation under the laws of the Republic of the Marshall Islands and the different rights to relief that may be available compared to other countries, including the United States;

●	congestion at or blockages of ports or canals, including drought conditions at the Panama Canal;

●	any developments in the existing Panama Canal transportation structure as a result of either the potential tender to be conducted by the Panama Canal Authority for the development of a new pipeline or a the study announced by the Panamanian government and Energy Transfer LP in 2021 to analyze the prospects of building an LPG pipeline, potentially running beside the existing Panama Canal and linking the Atlantic Ocean with the Pacific Ocean;

●	if we are required to pay tax on U.S. source income;

●	if we are treated as a “passive foreign investment company”; and

●	other factors detailed in this report and from time to time in our periodic reports.

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

Dorian LPG Ltd.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dorian LPG Ltd.

Unaudited Condensed Consolidated Balance Sheets

(Expressed in United States Dollars, except for share data)

	As of	As of
	June 30, 2025	March 31, 2025
Assets
Current assets
Cash and cash equivalents	$277,921,450	$316,877,584
Trade receivables, net and accrued revenues	1,550,709	1,356,827
Due from related parties	74,762,042	48,090,301
Inventories	2,410,458	2,508,684
Prepaid expenses and other current assets	15,015,159	13,523,008
Total current assets	371,659,818	382,356,404
Fixed assets
Vessels, net	1,134,400,127	1,149,806,782
Vessel under construction	39,274,822	37,274,863
Total fixed assets	1,173,674,949	1,187,081,645
Other non-current assets
Deferred charges, net	21,392,990	17,237,662
Derivative instruments	2,313,652	3,497,493
Due from related parties—non-current	26,400,000	26,400,000
Restricted cash—non-current	81,464	76,028
Operating lease right-of-use assets	150,754,249	159,212,010
Other non-current assets	2,806,183	2,799,038
Total assets	$1,749,083,305	$1,778,660,280
Liabilities and shareholders’ equity
Current liabilities
Trade accounts payable	$14,070,845	$11,549,950
Accrued expenses	6,340,991	5,387,465
Due to related parties	277,543	39,339
Deferred income	620,097	679,257
Current portion of long-term operating lease liabilities	35,397,877	34,808,203
Current portion of long-term debt	54,110,683	54,504,778
Dividends payable	1,027,746	915,150
Total current liabilities	111,845,782	107,884,142
Long-term liabilities
Long-term debt—net of current portion and deferred financing fees	485,497,697	498,773,969
Long-term operating lease liabilities	115,371,259	124,419,545
Other long-term liabilities	1,569,042	1,476,439
Total long-term liabilities	602,437,998	624,669,953
Total liabilities	714,283,780	732,554,095
Commitments and contingencies	—	—
Shareholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued nor outstanding	—	—
Common stock, $0.01 par value, 450,000,000 shares authorized, 54,324,437 and 54,324,437 shares issued, 42,647,720 and 42,747,720 shares outstanding (net of treasury stock), as of June 30, 2025 and March 31, 2025, respectively	543,244	543,244
Additional paid-in-capital	869,281,952	867,524,073
Treasury stock, at cost; 11,676,717 and 11,576,717 shares as of June 30, 2025 and March 31, 2025, respectively	(134,926,737)	(133,103,957)
Retained earnings	299,901,066	311,142,825
Total shareholders’ equity	1,034,799,525	1,046,106,185
Total liabilities and shareholders’ equity	$1,749,083,305	$1,778,660,280

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dorian LPG Ltd.

Unaudited Condensed Consolidated Statements of Operations

(Expressed in United States Dollars)

	Three months ended

	June 30, 2025	June 30, 2024
Revenues
Net pool revenues—related party	$83,842,752	$109,407,054
Time charter revenues	—	3,414,351
Other revenues, net	369,214	1,531,637
Total revenues	84,211,966	114,353,042
Expenses
Voyage expenses	1,342,756	804,985
Charter hire expenses	10,721,911	10,645,140
Vessel operating expenses	21,911,606	20,480,279
Depreciation and amortization	18,379,147	17,170,986
General and administrative expenses	16,910,101	10,424,070
Total expenses	69,265,521	59,525,460
Other income—related parties	645,364	645,943
Operating income	15,591,809	55,473,525
Other income/(expenses)
Interest and finance costs	(7,714,797)	(9,518,430)
Interest income	2,843,446	3,728,507
Unrealized loss on derivatives	(1,183,841)	(421,627)
Realized gain on derivatives	539,429	1,717,249
Other gain, net	6,055	308,916
Total other expenses, net	(5,509,708)	(4,185,385)
Net income	$10,082,101	$51,288,140

Weighted average shares outstanding:
Basic	42,427,473	40,905,196
Diluted	42,488,024	41,115,667

Earnings per common share—basic	$0.24	$1.25
Earnings per common share—diluted	$0.24	$1.25

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dorian LPG Ltd.

Unaudited Condensed Consolidated Statements of Shareholders’ Equity

(Expressed in United States Dollars, except for number of shares)

	Number of			Additional
	common	Common	Treasury	paid-in	Retained
	shares	stock	stock	capital	Earnings	Total
Balance, April 1, 2024	51,995,027	$519,950	$(126,837,239)	$772,714,486	$377,135,886	$1,023,533,083
Net income for the period	—	—	—	—	51,288,140	51,288,140
Common share issuance	2,000,000	20,000	—	84,367,701		84,387,701
Dividend ($1.00 per common share)	—	—	—	—	(40,619,448)	(40,619,448)
Stock-based compensation	—	—	—	1,275,459	—	1,275,459
Balance, June 30, 2024	53,995,027	$539,950	$(126,837,239)	$858,357,646	$387,804,578	$1,119,864,935

	Number of			Additional
	common	Common	Treasury	paid-in	Retained
	shares	stock	stock	capital	Earnings	Total
Balance, April 1, 2025	54,324,437	$543,244	$(133,103,957)	$867,524,073	$311,142,825	$1,046,106,185
Net income for the period	—	—	—	—	10,082,101	10,082,101
Dividend ($0.50 per common share)	—	—	—	—	(21,323,860)	(21,323,860)
Stock-based compensation	—	—	—	1,757,879	—	1,757,879
Purchase of treasury stock	—	—	(1,822,780)	—	—	(1,822,780)
Balance, June 30, 2025	54,324,437	$543,244	$(134,926,737)	$869,281,952	$299,901,066	$1,034,799,525

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dorian LPG Ltd.

Unaudited Condensed Consolidated Statements of Cash Flows

(Expressed in United States Dollars)

	Three months ended
	June 30, 2025	June 30, 2024
Cash flows from operating activities:
Net income	$10,082,101	$51,288,140
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,379,147	17,170,986
Non-cash lease expense	8,490,242	7,901,447
Amortization of financing costs	295,249	317,511
Unrealized loss on derivatives	1,183,841	421,627
Stock-based compensation expense	1,757,879	1,275,459
Unrealized foreign currency (gain)/loss, net	(241,006)	12,181
Other non-cash items, net	21,610	(356,408)
Changes in operating assets and liabilities
Trade receivables, inventories, prepaid expenses, and other current and non-current assets	(1,574,245)	188,315
Due from related parties	(26,671,741)	(26,889,389)
Operating lease liabilities—current and long-term	(8,491,076)	(7,901,255)
Trade accounts payable	1,147,369	(1,471,968)
Accrued expenses and other liabilities	356,959	524,776
Due to related parties	238,204	(17)
Payments for drydocking costs	(4,160,059)	(1,256,621)
Net cash provided by operating activities	814,474	41,224,784
Cash flows from investing activities:
Payments for vessel under construction and other capital expenditures for vessels	(3,056,789)	(1,251,982)
Net cash used in investing activities	(3,056,789)	(1,251,982)
Cash flows from financing activities:
Repayment of long-term debt borrowings	(13,965,616)	(13,344,548)
Repurchase of common stock	(1,822,780)	—
Dividends paid	(21,211,264)	(40,362,938)
Proceeds from common share issuances	—	89,000,000
Equity offering costs paid	—	(4,462,214)
Net cash provided by/(used in) financing activities	(36,999,660)	30,830,300
Effects of exchange rates on cash and cash equivalents	291,277	(25,046)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	(38,950,698)	70,778,056
Cash, cash equivalents, and restricted cash at the beginning of the period	316,953,612	282,583,769
Cash, cash equivalents, and restricted cash at the end of the period	$278,002,914	$353,361,825

Supplemental disclosure of cash flow information
Cash paid for interest, net of amounts capitalized	$7,565,280	$8,920,873
Cash paid for operating leases	10,735,854	10,627,185
Capitalized drydocking costs included in liabilities	5,005,670	206,717
Vessel-related capital expenditures included in liabilities	620,893	1,201,213
Unpaid dividends included in liabilities	1,027,746	1,406,175
Financing costs included in liabilities	663,600	663,600
Equity offering costs included in liabilities	—	150,085

Reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the total amount of such items reported in the statements of cash flows:
Cash and cash equivalents	$277,921,450	$353,286,506
Restricted cash—non-current	81,464	75,319
Cash and cash equivalents and restricted cash at end of period shown in the statement of cash flows	$278,002,914	$353,361,825

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dorian LPG Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

(Expressed in United States Dollars)

1. Basis of Presentation and General Information

Dorian LPG Ltd. (“Dorian”) was incorporated on July 1, 2013 under the laws of the Republic of the Marshall Islands, is headquartered in the United States, and is engaged in the transportation of liquefied petroleum gas (“LPG”) worldwide. Specifically, Dorian and its subsidiaries (together “we”, “us”, “our”, or the “Company”) are focused on owning and operating very large gas carriers (“VLGCs”), each with a cargo carrying capacity of greater than 80,000 cbm, in the LPG shipping industry. As of June 30, 2025, our fleet consists of twenty-six VLGCs, including one dual-fuel 84,000 cbm ECO-design VLGC, or our Dual-fuel ECO VLGC; nineteen fuel-efficient 84,000 cbm ECO-design VLGCs, or our ECO VLGCs; one 82,000 cbm modern VLGC; four time chartered-in dual-fuel VLGCs, three of which are Panamax size; and one time chartered-in ECO VLGC. On November 24, 2023, we entered into a shipbuilding contract for a newbuilding Very Large Gas Carrier / Ammonia Carrier (“VLGC/AC”) with a cargo carrying capacity of 93,000 cbm that can transport LPG or ammonia and is expected to be delivered from Hanwha Ocean Co. Ltd. in the second calendar quarter of 2026. We provide in-house commercial management services for all of our vessels, including our vessels deployed in the Helios Pool (defined below), which may also receive commercial management services from MOL Energia (defined below). Excluding our time chartered-in vessels, we provide in-house technical management services for all of our vessels, including our vessels deployed in the Helios Pool.

Sixteen of our ECO-VLGCs, including one of our time chartered-in ECO-VLGCs, are equipped with exhaust gas cleaning systems (commonly referred to as “scrubbers”) to reduce sulfur emissions and, as of June 30, 2025, we have additional commitments to commission scrubbers on one of our VLGCs and on our newbuilding VLGC/AC. Additionally, one of the chartered-in dual-fuel Panamax size VLGCs is equipped with a shaft generator, which generates additional electricity that can be used to reduce fuel consumption and carbon emissions.

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

The unaudited interim condensed consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and related Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In our opinion, all adjustments necessary for a fair presentation of financial position, operating results and cash flows have been included in the unaudited interim condensed consolidated financial statements and related notes. The unaudited interim condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes for the year ended March 31, 2025 included in our Annual Report on Form 10-K filed with the SEC on May 29, 2025.

Our interim results are subject to seasonal and other fluctuations, and the operating results for any quarter are therefore not necessarily indicative of results that may be otherwise expected for the entire year.

Our subsidiaries as of June 30, 2025, which are all wholly-owned and are incorporated in the Republic of the Marshall Islands (unless otherwise noted), are listed below.

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
Dorian LPG FFAS LLC
Dorian LPG US Lease Finance LLC
Dorian LPG Nippon Lease LLC
(1)	CBM: Cubic meters, a standard measure for LPG tanker capacity
(2)	Operated pursuant to a bareboat charter agreement as of June 30, 2025. Refer to Note 8 below for further information.
(3)	The vessel is expected to be delivered in calendar year 2026.

2. Significant Accounting Policies

The same accounting policies have been followed in these unaudited interim condensed consolidated financial statements as those applied in the preparation of our consolidated audited financial statements for the year ended March 31, 2025 (refer to Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2025).

Recently Issued Accounting Pronouncements Not Yet Adopted:

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

The Company’s Chief Executive Officer is the chief operating decision maker (“CODM”) and evaluates performance based on net income and operating income.

The following is a summary of information for our single reportable segment:

	Three months ended
(in U.S. dollars)	June 30, 2025	June 30, 2024

Total Revenues	$84,211,966	$114,353,042

Less:
Voyage expenses	1,342,756	804,985
Charter hire expenses	10,721,911	10,645,140
Vessel operating expenses	21,911,606	20,480,279
Other segment items (1)	34,643,884	26,949,113
Operating income	15,591,809	55,473,525
Nonoperating loss(2)	(5,509,708)	(4,185,385)
Net income	$10,082,101	$51,288,140

(1)	Other segment items include depreciation and amortization, general and administrative expenses, and other operating income and expenses.

(2)	Nonoperating loss includes interest and finance costs, interest income, gains and losses on derivatives, and other gains and losses.

4.  Transactions with Related Parties

Dorian (Hellas), S.A.

Dorian (Hellas) S.A. (“DHSA”) formerly provided technical, crew, commercial management, insurance and accounting services to our vessels and had agreements to outsource certain of these services to Eagle Ocean Transport Inc. (“Eagle Ocean Transport”), which is 100% owned by Mr. John C. Hadjipateras, our Chairman, President and Chief Executive Officer.

Dorian LPG (USA) LLC and its subsidiaries entered into an agreement with DHSA, retroactive to July 2014 and superseding an agreement between Dorian LPG (UK) Ltd. and DHSA, for the provision by Dorian LPG (USA) LLC and its subsidiaries of certain chartering and marine operation services to DHSA, for which income was earned and included in “Other income-related parties” totaling less than $0.1 million for both the three months ended June 30, 2025 and 2024.

As of June 30, 2025 less than $0.1 million was due from DHSA and included in “Due from releated parties” in the unaudited interim consolidated balance sheet. As of March 31, 2025, there was nothing due from DHSA.

Helios LPG Pool LLC

On April 1, 2015, Dorian and MOL Energia began operations of the Helios Pool, which entered into pool participation agreements for the purpose of establishing and operating, as charterer, under variable rate time charters to be entered into with owners or disponent owners of VLGCs, a commercial pool of VLGCs whereby revenues and expenses are shared. We hold a 50% interest in the Helios Pool as a joint venture with MOL Energia and all significant rights and obligations are equally shared by both parties. All profits of the Helios Pool are distributed to the pool participants based on pool points (see below for description of pool points) assigned to each vessel as variable charter hire and, as a result, there are no profits available to the equity investors as a share of equity. We have determined that the Helios Pool is a variable interest entity as it does not have sufficient equity at risk. We do not consolidate the Helios Pool because we are not the primary beneficiary and do not have a controlling financial interest. In consideration of Accounting Standards Codification (“ASC”) 810-10-50-4e, the significant factors considered and judgments made in determining that the power to direct the activities of the Helios Pool that most significantly impact the entity’s economic performance are shared, in that all significant performance activities which relate to approval of pool policies and strategies related to pool customers and the marketing of the pool for the procurement of customers for the pool vessels, addition of new pool vessels and the pool cost management, require unanimous board consent from a board consisting of two members from each joint venture investor. Further, in accordance with the guidance in ASC 810-10-25-38D, the Company and MOL Energia are not related parties as defined in ASC 850 nor are they de facto agents pursuant to ASC 810-10, the power over the significant activities of the Helios Pool is shared, and no party is the primary beneficiary in the Helios Pool, or has a controlling financial interest. As of June 30, 2025, the Helios Pool operated twenty-nine VLGCs, including twenty-six vessels from our fleet (including five vessels time chartered-in from unrelated parties) and three MOL Energia vessels.

As of June 30, 2025, we had net receivables from the Helios Pool of $100.9 million (net of amounts due to Helios Pool less than $0.3 million which are reflected under “Due to related Parties”), including $26.4 million of working capital contributed for the operation of our vessels in the pool. As of March 31, 2025, we had net receivables from the Helios Pool of $74.4 million (net of an amount due to Helios Pool of $0.1  million which are reflected under “Due to related Parties”), including $26.4 million of working capital contributed for the operation of our vessels in the pool. Our maximum exposure to losses from the pool as of June 30, 2025 is limited to the receivables from the pool. The Helios Pool does not have any third-party debt obligations. The Helios Pool has entered into commercial management agreements with each of Dorian LPG (DK) ApS and MOL Energia and has appointed both as the exclusive commercial managers of pool vessels. Fees for such services earned by Dorian LPG (DK) ApS are included in “Other income-related parties” in the unaudited interim condensed consolidated statement of operations and were $0.6 million for both the three months ended June 30, 2025, and 2024, respectively. Additionally, we receive reimbursement of expenses such as costs for security guards, war risk insurance, and certain other voyage costs for vessels operating in the Helios Pool, for which we earned $0.4 million and $0.8 million for the three months ended June 30, 2025, and 2024, respectively, and are included in “Other revenues, net” in the unaudited interim condensed consolidated statements of operations.

Through our vessel owning subsidiaries, we have chartered vessels to the Helios Pool during the three months ended June 30, 2025 and 2024. The time charter revenue from the Helios Pool is variable depending upon the net results of the pool, available days and pool points for each vessel. The Helios Pool enters into voyage and time charters with external parties and receives freight and related revenue and, where applicable, incurs voyage costs such as bunkers, port costs and commissions. At the end of each month, the Helios Pool calculates net pool revenues using gross revenues, less voyage expenses of all pool vessels, less fixed time charter hire for any chartered-in vessels, less the general and administrative expenses of the pool as variable rate time charter hire for the relevant vessel to participants based on pool points (vessel attributes such as cargo carrying capacity, scrubber-equipped, fuel efficiency, fuel-type consumed, and speed are taken into consideration) and number of days the vessel participated in the pool in the period. In accordance with the pool participation agreements, pool points are finalized in arrears every six months ending September 30 and March 31 and pool profits are reallocated based on the actual recorded speed and consumption performance for each vessel operating in the Helios Pool during the preceding six-month period. Net pool revenues, less any amounts required for working capital of the Helios Pool, are distributed, to the extent they have been collected from third-party customers of the Helios Pool. We recognize net pool revenues on a monthly basis, when each relevant vessel has participated in the pool during the period and the amount of net pool revenues for the month can be estimated reliably. Revenue earned from the Helios Pool is presented in Note 13.

5. Vessels, Net

		Accumulated
	Cost	depreciation	Net book Value
Balance, April 1, 2025	$1,738,676,244	$(588,869,462)	$1,149,806,782
Other additions	674,691	—	674,691
Depreciation	—	(16,081,346)	(16,081,346)
Balance, June 30, 2025	$1,739,350,935	$(604,950,808)	$1,134,400,127

Additions to vessels, net, mainly consisted of scrubber purchases and installation costs and other capital improvements for certain of our VLGCs during the three months ended June 30, 2025. Our vessels, with a total carrying value of $1,105.4 million and $1,120.0 million as of June 30, 2025 and March 31, 2025, respectively, are first-priority mortgaged as collateral for our long-term debt (refer to Note 8 below). Captain John NP is our only VLGC that is not first-priority mortgaged as collateral for our long-term debt as of June 30, 2025 and March 31, 2025. As of June 30, 2025, we obtained independent appraisals of the technically managed VLGCs in our fleet and concluded that there were no indicators of impairment in accordance with ASC 360 Property, Plant, and Equipment. No impairment charges were recognized for the three months ended June 30, 2025 and 2024.

6. Vessel Under Construction

On November 24, 2023 we entered into an agreement for a newbuilding VLGC/AC with a cargo carrying capacity of 93,000 cbm that can transport LPG or ammonia, which is expected to be delivered from Hanwha Ocean Co. Ltd. in the second calendar quarter of 2026. The analysis and movement of vessel under construction is presented in the table below.

Net book Value
Balance, April 1, 2025	$37,274,863
Other capitalized expenditures	1,498,739
Capitalized interest	501,220
Balance, June 30, 2025	$39,274,822

7. Deferred Charges, Net

The analysis and movement of deferred charges is presented in the table below:

Drydocking
costs
Balance, April 1, 2025	$17,237,662
Additions	6,453,129
Amortization	(2,297,801)
Balance, June 30, 2025	$21,392,990

8. Long-term Debt

2023 A&R Debt Facility

Refer to Note 10 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2025 for information on the $240.0 million amended and restated debt financing facility that we entered into on December 22, 2023 with Crédit Agricole Corporate and Investment Bank (“CACIB”), ING Bank N.V. (“ING”), Skandinaviska Enskilda Banken AB (publ) (“SEB”), BNP Paribas (“BNP”), and Danish Ship Finance A/S (“DSF”) (the “2023 A&R Debt Facility”).

We were in compliance with all financial covenants as of June 30, 2025.

BALCAP Facility

Refer to Note 10 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2025 for information on our $83.4 million debt financing facility that we entered into on December, 29 2021 with Banc of America Leasing & Capital, LLC and other financial institutions (the “BALCAP Facility”).

We were in compliance with all financial covenants as of June 30, 2025.

Corsair Japanese Financing

Refer to Note 10 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2025 for information on the refinancing of our 2014-built VLGC, Corsair, pursuant to a memorandum of agreement and a bareboat charter agreement (the “Corsair Japanese Financing”).

Cresques Japanese Financing

Refer to Note 10 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2025 for information on the refinancing of our 2015-built VLGC, Cresques, pursuant to a memorandum of agreement and a bareboat charter agreement (the “Cresques Japanese Financing”).

Cratis Japanese Financing

Refer to Note 10 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2025 for information on the refinancing of our 2015-built VLGC, Cratis, pursuant to a memorandum of agreement and a bareboat charter agreement (the “Cratis Japanese Financing”).

Copernicus Japanese Financing

Refer to Note 10 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2025 for information on the refinancing of our 2015-built VLGC, Copernicus, pursuant to a memorandum of agreement and a bareboat charter agreement (the “Copernicus Japanese Financing”).

Chaparral Japanese Financing

Refer to Note 10 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2025 for information on the refinancing of our 2015-built VLGC, Chaparral, pursuant to a memorandum of agreement and a bareboat charter agreement (the “Chaparral Japanese Financing”).

Caravelle Japanese Financing

Refer to Note 10 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2025 for information on the refinancing of our 2016-built VLGC, Caravelle, pursuant to a memorandum of agreement and a bareboat charter agreement (the “Caravelle Japanese Financing”).

Cougar Japanese Financing

Refer to Note 10 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2025 for information on the refinancing of our 2016-built VLGC, Cougar, pursuant to a memorandum of agreement and a bareboat charter agreement (the “Cougar Japanese Financing”).

Captain Markos Dual-Fuel Japanese Financing

Refer to Note 10 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2025 for information on the financing of our 2023-built Dual-fuel VLGC, Captain Markos, pursuant to a memorandum of agreement and a bareboat charter agreement (the “Captain Markos Japanese Financing”).

Debt Obligations

The table below presents our debt obligations:

	June 30, 2025	March 31, 2025
2023 A&R Debt Facility	$180,000,000	$185,000,000

Japanese Financings
Corsair Japanese Financing	$27,083,334	$27,895,834
Cresques Japanese Financing	23,398,212	23,840,367
Cratis Japanese Financing	36,400,000	37,420,000
Copernicus Japanese Financing	36,400,000	37,420,000
Chaparral Japanese Financing	56,649,260	57,316,129
Caravelle Japanese Financing	38,000,000	39,200,000
Cougar Japanese Financing	39,200,000	40,100,000
Captain Markos Dual-Fuel Japanese Financing	50,120,000	50,960,000
Total Japanese Financings	$307,250,806	$314,152,330

BALCAP Facility	$56,202,020	$58,266,112

Total debt obligations	$543,452,826	$557,418,442
Less: deferred financing fees	3,844,446	4,139,695
Debt obligations—net of deferred financing fees	$539,608,380	$553,278,747

Presented as follows:
Current portion of long-term debt	$54,110,683	$54,504,778
Long-term debt—net of current portion and deferred financing fees	485,497,697	498,773,969
Total	$539,608,380	$553,278,747

Deferred Financing Fees

The analysis and movement of deferred financing fees is presented in the table below:

Financing
costs
Balance, Apri 1, 2025	$4,139,695
Amortization	(295,249)
Balance, June 30, 2025	$3,844,446

9. Leases

Time charter-in contracts

During the three months ended June 30, 2025, we time chartered-in a VLGC that was delivered to us in June 2025 with a duration of 12 months with no option periods. Therefore, this operating lease was excluded from operating lease right-of-use asset and lease liability recognition on our consolidated balance sheets. As of June 30, 2025, right-of-use assets and lease liabilities related to all of our time charter-in VLGCs totaled $150.8 million and were recognized on our balance sheet. Our time chartered-in VLGCs were deployed in the Helios Pool and earned net pool revenues of $14.8 million and $17.7 million for the three months ended June 30, 2025 and 2024, respectively.

Charter hire expenses for the VLGCs time chartered in were as follows:

	Three months ended
	June 30, 2025	June 30, 2024
Charter hire expenses	$10,721,911	$10,645,140

Office leases

We currently have operating leases for our offices in Stamford, Connecticut, USA; Copenhagen, Denmark; and Athens, Greece, which we determined to be operating leases and record the lease expense as part of general and administrative expenses in our unaudited interim condensed consolidated statements of operations. We did not enter into any new office leases and did not renew any office leases during the three months ended June 30, 2025.

Operating lease rent expense related to our office leases was as follows:

	Three months ended
	June 30, 2025	June 30, 2024
Operating lease rent expense	$126,942	$131,537

For our office leases and time charter-in agreements included in the balance sheets, the discount rate used ranged from 5.54% to 6.34%. The weighted average discount rate used to calculate the lease liability was 5.80%. The weighted average remaining lease term of our office leases and time chartered-in vessel as of June 30, 2025 is 53.8 months.

Our operating lease right-of-use asset and lease liabilities as of June 30, 2025 and March 31, 2025 were as follows:

Description	Location on Balance Sheet	June 30, 2025	March 31, 2025
Assets:
Non-current
Office leases	Operating lease right-of-use assets	$687,053	$749,451
Time charter-in VLGCs	Operating lease right-of-use assets	$150,067,196	$158,462,559

Liabilities:
Current
Office Leases	Current portion of long-term operating leases	$405,290	$380,127
Time charter-in VLGCs	Current portion of long-term operating leases	$34,992,587	$34,428,076

Long-term
Office Leases	Long-term operating leases	$296,650	$385,062
Time charter-in VLGCs	Long-term operating leases	$115,074,609	$124,034,483

Maturities of operating lease liabilities as of June 30, 2025 were as follows:

Less than one year	$43,051,396
One to three years	70,634,451
Three to five years	56,953,139
More than five years	241,250
Total undiscounted lease payments	170,880,236
Less: imputed interest	(20,111,100)
Carrying value of operating lease liabilities	$150,769,136

10. Common Stock

On June 7, 2024, we issued 2 million shares to the public at a price of $44.50 per share with proceeds totaling $89.0 million, less (i) $2.225 per share, or $4.5 million, of underwriting discounts and commissions, and (ii) $0.1 million of legal and other offering costs included in liabilities as of June 30, 2024.

On February 2, 2022, our Board of Directors authorized the repurchase of up to $100.0 million of our common shares (the “2022 Common Share Repurchase Authority”). Under this authorization, when in force, purchases were and may be made at our discretion in the form of open market repurchase programs, privately negotiated transactions, accelerated share repurchase programs or a combination of these methods. The actual amount and timing of share repurchases are subject to capital availability, our determination that share repurchases are in the best interests of our shareholders, and market conditions. As of June 30, 2025, our total purchases under the 2022 Common Share Repurchase Authority totaled 261,500 shares for an aggregate consideration of $5.6 million. This includes 100,000 shares repurchased for $1.8 million during the three months ended June 30, 2025. We are not obligated to make any common share repurchases.

11. Dividends

On May 2, 2025, we announced that our Board of Directors declared an irregular cash dividend of $0.50 per share of our common stock to all shareholders of record as of the close of business on May 16, 2025, totaling $21.3 million. We paid $21.2 million on May 29, 2025, with the remaining $0.1 million deferred until certain shares of restricted stock vest.

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

12. Stock-Based Compensation Plans

Our stock-based compensation expense is included within general and administrative expenses in the unaudited condensed consolidated statements of operations and was $1.8 million and $1.3 million for the three months ended June 30, 2025 and 2024, respectively. Unrecognized compensation cost was $4.1 million as of June 30, 2025 and will be recognized over a remaining weighted average life of 1.04 years. For more information on our equity incentive plan, refer to Note 14 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2025.

A summary of the activity of restricted shares and units awarded under our equity incentive plan as of June 30, 2025 and changes during the three months ended June 30, 2025, is as follows:

		Weighted-Average
		Grant-Date
Incentive Share/Unit Awards	Number of Shares/Units	Fair Value
Unvested as of April 1, 2025	272,996	$36.06
Unvested as of June 30, 2025	272,996	$36.06

No restricted shares vested during the three months ended June 30, 2025.

13. Revenues

Revenues comprise the following:

	Three months ended
	June 30, 2025	June 30, 2024
Net pool revenues—related party	$83,842,752	$109,407,054
Time charter revenues	—	3,414,351
Other revenues, net	369,214	1,531,637
Total revenues	$84,211,966	$114,353,042

Net pool revenues—related party depend upon the net results of the Helios Pool, and the available days and pool points for each vessel. Refer to Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2025.

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

(a)	Concentration of credit risk: Financial instruments, which may subject us to significant concentrations of credit risk, consist principally of amounts due from our charterers, including the receivables from Helios Pool, and cash and cash equivalents. We limit our credit risk with amounts due from our charterers, including those through the Helios Pool, by performing ongoing credit evaluations of our charterers’ financial condition and generally do not require collateral from our charterers. We limit our credit risk with our cash and cash equivalents and restricted cash by placing it with highly-rated financial institutions and directly or indirectly highly liquid, short term highly rated debt obligations.

(b)	Interest rate risk: Our 2023 A&R Debt Facility is based on SOFR and hence we are exposed to movements thereto. We entered into interest rate swap agreements, with one in effect as of June 30, 2025, in order to hedge a majority of our variable interest rate exposure related to this facility. The notional value of this interest rate swap over its remaining life decreases at a rate to maintain a constant 80% ratio between the debt outstanding under the 2023 A&R Debt Facility and the notional amount of the swap. This interest rate swap carries a fixed interest rate of 2.8525%. We have no exposure to floating rate movements on any of our other debt financings.

(c)	Fair value measurements: Interest rate swaps are stated at fair value, which is determined using a discounted cash flow approach based on market‑based SOFR swap yield rates. SOFR swap rates are observable at commonly quoted intervals for the full terms of the swaps and, therefore, are considered Level 2 items in accordance with the fair value hierarchy. The fair value of the interest rate swap agreements approximates the amount that we would have to pay or receive for the early termination of the agreements.

The following table summarizes the location on the balance sheet of the financial assets and liabilities that are carried at fair value on a recurring basis, which comprise our financial derivatives, all of which are considered Level 2 items in accordance with the fair value hierarchy as of:

	June 30, 2025		March 31, 2025
	Other non-current assets	Long-term liabilities	Other non-current assets	Long-term liabilities
Derivatives not designated as hedging instruments	Derivative instruments	Derivative instruments	Derivative instruments	Derivative instruments
Interest rate swap agreements	$2,313,652	$—	$3,497,493	$—

The effect of derivative instruments within the unaudited interim condensed consolidated statements of operations for the periods presented is as follows:

		Three months ended
Derivatives not designated as hedging instruments	Location of gain/(loss) recognized	June 30, 2025	June 30, 2024
Interest rate swaps—change in fair value	Unrealized loss on derivatives	$(1,183,841)	$(421,627)
Interest rate swaps—realized gain	Realized gain on derivatives	539,429	1,717,249
(Loss)/Gain on derivatives, net		$(644,412)	$1,295,622

As of June 30, 2025 and March 31, 2025, no fair value measurements for assets or liabilities under Level 1 or Level 3 were recognized in the consolidated balance sheets with the exception of Level 1 items cash and cash equivalents, restricted cash, and investment securities. We did not have any other assets or liabilities measured at fair value on a non-recurring basis during the three months ended June 30, 2025 and 2024.

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

The summary of gains and losses on our investment securities included in other gain, net as stated in our unaudited interim condensed consolidated statements of operations for the periods presented is as follows:

	Three months ended
	June 30, 2025	June 30, 2024
Unrealized gain on investment securities	$3,034	$312,794
Net gain on investment securities	$3,034	$312,794

We have long-term bank debt, the 2023 A&R Debt Facility, for which we believe the carrying value approximates fair value as the facility bears interest at variable interest rates based on SOFR at June 30, 2025 and 2024, which is observable at commonly quoted intervals for the full terms of the loans, and hence are considered as a Level 2 item in accordance with the fair value hierarchy. We have long-term debt related to the Corsair Japanese Financing, Cresques Japanese Financing, Cratis Japanese Financing, Copernicus Japanese Financing, Chaparral Japanese Financing, Cougar Japanese Financing, Caravelle Japanese Financing, and Captain Markos Dual-Fuel Japanese Financing, (collectively, the “Japanese Financings”) that incur interest at a fixed rate. We have long-term debt related to the BALCAP Facility that incurs interest at a fixed rate. The Japanese Financings and BALCAP Facility are considered Level 2 items in accordance with the fair value hierarchy and the fair value of each is based on a discounted cash flow analysis using current observable interest rates. The following table summarizes the carrying value and estimated fair value of our fixed rate debt obligations as of:

	June 30, 2025		March 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Corsair Japanese Financing	$27,083,334	$26,851,269	$27,895,834	$27,449,194
Cresques Japanese Financing	23,398,212	24,819,199	23,840,367	25,079,649
Cratis Japanese Financing	36,400,000	35,042,557	37,420,000	35,683,595
Copernicus Japanese Financing	36,400,000	35,042,557	37,420,000	35,683,595
Chaparral Japanese Financing	56,649,260	56,714,617	57,316,129	56,960,711
Caravelle Japanese Financing	38,000,000	36,558,882	39,200,000	37,313,039
Cougar Japanese Financing	39,200,000	40,695,894	40,100,000	41,274,707
Captain Markos Dual-Fuel Japanese Financing	50,120,000	53,685,210	50,960,000	54,060,280
BALCAP Facility	56,202,020	54,751,437	58,266,112	56,498,815

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

The calculations of basic and diluted EPS for the periods presented are as follows:

	Three months ended
(In U.S. dollars except share data)	June 30, 2025	June 30, 2024
Numerator:
Net income	$10,082,101	$51,288,140
Denominator:
Basic weighted average number of common shares outstanding	42,427,473	40,905,196
Effect of dilutive restricted stock and restricted stock units	60,551	210,471
Diluted weighted average number of common shares outstanding	42,488,024	41,115,667
EPS:
Basic	$0.24	$1.25
Diluted	$0.24	$1.25

There were 186,733 shares of unvested restricted stock excluded from the calculation of diluted EPS because the effect of their inclusion would be anti-dilutive for the three months ended June 30, 2025 and no shares of unvested restricted stock were excluded from the calculation of diluted EPS for anti-dilution for the three months ended June 30, 2024.

16.  Commitments and Contingencies

Commitments under Newbuilding Contracts

On November 24, 2023, we entered into an agreement for a newbuilding VLGC/AC with a cargo carrying capacity of 93,000 cbm that can transport LPG or ammonia, which is expected to be delivered from Hanwha Ocean Co. Ltd. in the second calendar quarter of 2026. As of June 30, 2025, we had the following commitments related to the construction of the newbuilding:

June 30, 2025
Less than one year	$86,215,922

Commitments under Contracts for Scrubbers and Other Vessel Upgrades

We had contractual commitments for contracts to fabricate scrubbers to reduce sulfur emissions and other vessel upgrades as follows:

June 30, 2025
Less than one year	$761,492

Time Charter-in

During the three months ended June 30, 2025, we chartered-in a VLGC for one year that was delivered to us in June 2025. We had the following time charter-in commitments relating to VLGCs:

June 30, 2025
Less than one year	$13,982,856

Operating Leases

We had the following commitments as a lessee under operating leases relating to our Denmark office:

June 30, 2025
Less than one year	$53,867

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

17. Subsequent Event

Dividend

On August 1, 2025, we announced that our Board of Directors has declared an irregular cash dividend of $0.60 per share of the Company’s common stock totaling approximately $25.6 million. The dividend is payable on or about August 27, 2025 to all shareholders of record as of the close of business on August 12, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under “Item 1A. Risk Factors” herein and in our Annual Report on Form 10-K for the year ended March 31, 2025, our actual results may differ materially from those anticipated in these forward-looking statements. Please also see the section entitled “Forward-Looking Statements” included in this quarterly report.

Overview

We are a Marshall Islands corporation headquartered in the United States and primarily focused on owning and operating VLGCs, each with a cargo-carrying capacity of greater than 80,000 cbm, in the LPG shipping industry. Our founding executives have managed vessels in the LPG shipping market since 2002. Our fleet currently consists of twenty-six VLGC carriers, including one dual-fuel 84,000 cbm ECO-design VLGC, or our Dual-fuel ECO VLGC; nineteen fuel-efficient 84,000 cbm ECO-design VLGCs, or our ECO VLGCs; one 82,000 cbm modern VLGC; four time chartered-in dual-fuel VLGCs; , three of which are Panamax size; and one time chartered-in ECO VLGC. The twenty-six VLGCs in our fleet, including the five time chartered-in vessels, as of July 30, 2025, have an aggregate carrying capacity of approximately 2.2 million cbm and an average age of 8.7 years. On November 24, 2023, we entered into an agreement for a newbuilding VLGC/AC with a cargo carrying capacity of 93,000 cbm that can transport LPG or ammonia and is expected to be delivered from Hanwha Ocean Co. Ltd. in the second calendar quarter of 2026.

Currently, sixteen of our ECO VLGCs, including one of our time chartered-in ECO-VLGCs, are fitted with exhaust gas cleaning systems (commonly referred to as “scrubbers”) to reduce sulfur emissions. We have a contractual commitment to fabricate a scrubber for our newbuilding VLGC/AC, with installation expected to be completed during our fiscal year 2026. Vessels fitted with scrubbers allow us to reduce our emissions and to burn less refined fuel, which is frequently cheaper than more refined, lower sulfur grades. When the cost of more refined fuel exceeds that of less refined fuel, we are typically able to earn a higher TCE for spot voyages and to potentially contract time charters at higher rates compared to vessels without scrubbers. Additionally, one of the chartered-in dual-fuel Panamax size VLGCs is equipped with a shaft generator, which generates additional electricity that can be used to reduce fuel consumption and carbon emissions.

On April 1, 2015, Dorian and MOL Energia began operations of the Helios Pool, which entered into pool participation agreements for the purpose of establishing and operating, as charterer, under a variable rate time charter to be entered into with owners or disponent owners of VLGCs, a commercial pool of VLGCs whereby revenues and expenses are shared. The vessels entered into the Helios Pool may operate either in the spot market, pursuant to contracts of affreightment, or COAs, or on time charters of two years' duration or less. As of July 30, 2025, all twenty-six of our VLGCs were employed in the Helios Pool, including our five time chartered-in VLGCs.

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

Recent Development

Dividend

On August 1, 2025, we announced that our Board of Directors has declared an irregular cash dividend of $0.60 per share of the Company’s common stock totaling approximately $25.6 million. The dividend is payable on or about August 27, 2025 to all shareholders of record as of the close of business on August 12, 2025.

Our Fleet

The following table sets forth certain information regarding our fleet as of July 30, 2025:

					Scrubber		Time
	Capacity			ECO	Equipped		Charter-Out
	(Cbm)	Shipyard	Year Built	Vessel(1)	or Dual-Fuel	Employment	Expiration(2)
Dorian VLGCs
Captain John NP(3)	82,000	Hyundai	2007	—	—	Pool(5)	—
Comet	84,000	Hyundai	2014	X	S	Pool(5)	—
Corsair(4)	84,000	Hyundai	2014	X	S	Pool(5)	—
Corvette	84,000	Hyundai	2015	X	S	Pool(5)	—
Cougar(4)	84,000	Hyundai	2015	X	—	Pool(5)
Concorde	84,000	Hyundai	2015	X	S	Pool(5)	—
Cobra	84,000	Hyundai	2015	X	—	Pool(5)	—
Continental	84,000	Hyundai	2015	X	S	Pool(5)	—
Constitution	84,000	Hyundai	2015	X	S	Pool(5)	—
Commodore	84,000	Hyundai	2015	X	—	Pool-TCO(6)	Q2 2027
Cresques(4)	84,000	Hanwha Ocean	2015	X	S	Pool(5)	—
Constellation	84,000	Hyundai	2015	X	S	Pool(5)	—
Cheyenne	84,000	Hyundai	2015	X	S	Pool(5)	—
Clermont	84,000	Hyundai	2015	X	S	Pool(5)	—
Cratis(4)	84,000	Hanwha Ocean	2015	X	S	Pool(5)	—
Chaparral(4)	84,000	Hyundai	2015	X	—	Pool(5)	—
Copernicus(4)	84,000	Hanwha Ocean	2015	X	S	Pool(5)	—
Commander	84,000	Hyundai	2015	X	S	Pool(5)	—
Challenger	84,000	Hyundai	2015	X	S	Pool-TCO(6)	Q3 2026
Caravelle(4)	84,000	Hyundai	2016	X	S	Pool(5)	—
Captain Markos(4)	84,000	Kawasaki	2023	X	DF	Pool(5)	—
Total	1,762,000

Time chartered-in VLGCs
Future Diamond(7)	80,876	Hyundai	2020	X	S	Pool(5)	—
HLS Citrine(8)	86,090	Hyundai	2023	X	DF	Pool(5)	—
HLS Diamond(9)	86,090	Hyundai	2023	X	DF	Pool(5)	—
Cristobal(10)	86,980	Hyundai	2023	X	DF	Pool(5)	—
Crystal Asteria(11)	84,229	Kawasaki	2021	X	DF	Pool(5)	—

(1)	Represents vessels with very low revolutions per minute, long-stroke, electronically controlled engines, larger propellers, advanced hull design, and low friction paint.
(2)	Represents calendar year quarters.
(3)	Vessel was reflagged from the Bahamas to Madeira on December 2, 2024 to comply with EU regulations.
(4)	Operated pursuant to a bareboat chartering agreement. See Note 8 to our unaudited interim condensed consolidated financial statements.
(5)	“Pool” indicates that the vessel operates in the Helios Pool on a voyage charter with a third party and we receive a portion of the pool profits calculated according to a formula based on the vessel’s pro rata performance in the pool.
(6)	“Pool-TCO” indicates that the vessel is operated in the Helios Pool on a time charter out to a third party and we receive a portion of the pool profits calculated according to a formula based on the vessel’s pro rata performance in the pool.
(7)	Vessel has a Panamax beam and is currently time chartered-in to our fleet with an expiration during the first calendar quarter of 2026.
(8)	Vessel has a Panamax beam and is currently time chartered-in to our fleet with an expiration during the first calendar quarter of 2030 and purchase options beginning in year seven.

(9)	Vessel has a Panamax beam and is currently time chartered-in to our fleet with an expiration during the first calendar quarter of 2030 and purchase options beginning in year seven.
(10)	Vessel has a Panamax beam and shaft generator and is currently time chartered-in to our fleet with an expiration during the third calendar quarter of 2030 and purchase options beginning in year seven.
(11)	Vessel is currently time chartered-in to our fleet with an expiration during the second calendar quarter of 2026.

Results of Operations – For the three months ended June 30, 2025 as compared to the three months ended June 30, 2024

Revenues

The following table compares our revenues for the three months ended June 30:

			Increase /	Percent
	2025	2024	(Decrease)	Change
Net pool revenues—related party	$83,842,752	$109,407,054	$(25,564,302)	(23.4)%
Time charter revenues	—	3,414,351	(3,414,351)	(100.0)%
Other revenues, net	369,214	1,531,637	(1,162,423)	(75.9)%
Total	$84,211,966	$114,353,042	$(30,141,076)	(26.4)%

Revenues, which represent net pool revenues—related party, time charters and other revenues, net, were $84.2 million for the three months ended June 30, 2025, a decrease of $30.1 million, or 26.4%, from $114.3 million for the three months ended June 30, 2024, primarily due to reduced average TCE rates and available days. TCE rates declined by $10,517 per available day  from $50,243 for the three months ended June 30, 2024 to $39,726 for the three months ended June 30, 2025. This reduction was primarily due to lower spot rates, partially offset by lower bunker prices. The Baltic Exchange Liquid Petroleum Gas Index, an index published daily by the Baltic Exchange for the spot market rate for the benchmark Ras Tanura-Chiba route (expressed as U.S. dollars per metric ton), averaged $63.500 during the three months ended ended June 30, 2025 compared to an average of $72.674 during the three months ended ended June 30, 2024. The average price of very low sulfur fuel oil (expressed as U.S. dollars per metric ton) from Singapore and Fujairah decreased from $625 during the three months ended June 30, 2024, to $511 during the three months ended June 30, 2025. Additionally, available days for our fleet declined from 2,260 the three months ended ended June 30, 2024 to 2,086 for the three months ended June 30, 2025, mainly driven by an increase in the number of vessels drydocked.

Vessel Operating Expenses

Vessel operating expenses were $21.9 million during the three months ended June 30, 2025, or $11,466 per vessel per calendar day, which is calculated by dividing vessel operating expenses by calendar days for the relevant time-period for the technically-managed vessels that were in our fleet, increased by $1.4 million, or 7.0% from $20.5 million for the three months ended June 30, 2024. The increase of $749 per vessel per calendar day, from $10,717 for the three months ended June 30, 2024 to $11,466 per vessel per calendar day for the three months ended June 30, 2025 was primarily the result of an increase of $1,259 per vessel per calendar day of non-capitalizable drydock-related operating expenses. Excluding non-capitalizable drydock-related operating expenses, daily operating expenses decreased by $509 from $10,617 for the three months ended June 30, 2024 to $10,108 for the three months ended June 30, 2025, mainly as a result of decreases in (i) spares and stores and (ii) repairs and maintenance costs.

General and Administrative Expenses

General and administrative expenses were $16.9 million for the three months ended June 30, 2025, an increase of $6.5 million, or 62.2%, from $10.4 million for the three months ended June 30, 2024, driven by an increase of $5.9 million in cash bonuses resulting from differences in the timing of the approvals of cash bonuses to certain employees, including the named executive officers, in the period ended June 30, 2025 when compared to the period ended June 30, 2024. Additionally, there were increases of $0.5 million in stock-based compensation and $0.1 million in other general and administrative expenses.

Interest and Finance Costs

Interest and finance costs amounted to $7.7 million for the three months ended June 30, 2025, a decrease of $1.8 million, or 18.9%, from $9.5 million for the three months ended June 30, 2024. The decrease of $1.8 million during this period was mainly due to (i) a reduction of $1.2 million in interest on our long-term debt, (ii) an increase of $0.5 million in capitalized interest, and (iii) a decrease of $0.1 million in loan expenses and bank charges. The decrease in interest on our long-term debt was driven by a reduction of average indebtedness, excluding deferred financing fees, from $606.6 million for the three months ended June 30, 2024 to $553.0 million for the three months ended June 30, 2025, as well as a lower SOFR rate on the 2023 A&R Debt Facility during the three months ended June 30, 2025 when compared to the three months ended June 30, 2024.

Interest Income

Interest income amounted to $2.8 million for the three months ended June 30, 2025, compared to $3.7 million for the three months ended June 30, 2024. The decrease of $0.9 million is mainly attributable to (i) reduced interest rates over the periods presented, and (ii) moderately lower average cash balances for the three months ended June 30, 2025 when compared to the three months ended June 30, 2024.

Unrealized Loss on Derivatives

Unrealized loss on derivatives amounted to $1.2 million for the three months ended June 30, 2025, compared to  $0.4 million for the three months ended June 30, 2024. The $0.8 million difference is primarily attributable to changes in forward SOFR yield curves and changes in notional amounts.

Realized Gain on Derivatives

Realized gain on derivatives was $0.5 million for the three months ended June 30, 2025, compared to $1.7 million for the three months ended June 30, 2024. The unfavorable $1.2 million difference is entirely due to the expiration of three interest rate swaps with a lower fixed rate than the interest rate swap that was in effect for the three months ended June 30, 2025.

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

We use these non-GAAP measures in assessing the performance of our ongoing operations and in planning and forecasting future periods. These adjusted measures provide a more comparable basis to analyze operating results and earnings and are measures commonly used by shareholders to measure our performance. We believe that these adjusted measures, when considered together with the corresponding U.S. GAAP measures and the reconciliations to those measures, provide meaningful supplemental information to assist investors and analysts in understanding our business results and assessing our prospects for future performance

	Three months ended
(in U.S. dollars, except fleet data)	June 30, 2025	June 30, 2024
Financial Data
Adjusted EBITDA(1)	$38,578,336	$77,957,393
Fleet Data
Calendar days(2)	1,911	1,911
Time chartered-in days(3)	370	364
Available days(4)(5)	2,086	2,260
Average Daily Results (1)
Time charter equivalent rate(5)(6)	$39,726	$50,243
Daily vessel operating expenses (7)	$11,466	$10,717

(1)	Adjusted EBITDA is an unaudited non-U.S. GAAP measure and represents net income/(loss) before interest and finance costs, unrealized (gain)/loss on derivatives, realized (gain)/loss on interest rate swaps, stock-based compensation expense, impairment, and depreciation and amortization and is used as a supplemental measure by management to assess our financial and operating performance. We believe that adjusted EBITDA assists our management and investors by increasing the comparability of our performance from period to period and management makes business and resource-allocation decisions based on such comparisons. This increased comparability is achieved by excluding the potentially disparate effects between periods of derivatives, interest and finance costs, stock-based compensation expense, impairment, and depreciation and amortization expense, which items are affected by various and possibly changing financing methods, capital structure and historical cost basis and which items may significantly affect net income/(loss) between periods. We believe that including adjusted EBITDA as a financial and operating measure benefits investors in selecting between investing in us and other investment alternatives.

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

The following table sets forth a reconciliation of net income to Adjusted EBITDA (unaudited) for the periods presented:

	Three months ended
(in U.S. dollars)	June 30, 2025	June 30, 2024
Net income	$10,082,101	$51,288,140
Interest and finance costs	7,714,797	9,518,430
Unrealized loss on derivatives	1,183,841	421,627
Realized gain on interest rate swaps	(539,429)	(1,717,249)
Stock-based compensation expense	1,757,879	1,275,459
Depreciation and amortization	18,379,147	17,170,986
Adjusted EBITDA	$38,578,336	$77,957,393

(2)	We define calendar days as the total number of days in a period during which each vessel in our fleet was owned or operated pursuant to a bareboat charter. Calendar days are an indicator of the size of the fleet over a period and affect both the amount of revenues and the amount of vessel operating expenses that are recorded during that period.

(3)	We define time chartered-in days as the aggregate number of days in a period during which we time chartered-in vessels from third parties. Time chartered-in days are an indicator of the size of the fleet over a period and affect both the amount of revenues and the amount of charter hire expenses that are recorded during that period.

(4)	We define available days as the sum of calendar days and time chartered-in days (collectively representing our commercially-managed vessels) less aggregate off hire days associated with both unscheduled and scheduled maintenance, which include major repairs, drydockings, vessel upgrades or special or intermediate surveys. We use available days to measure the aggregate number of days in a period that our vessels should be capable of generating revenues.

Note that we have updated our definition of available days to include unscheduled maintenance as we believe it is more reflective of industry practice and more consistent with the practice used in the Helios Pool, which now accounts for more than 95% of our revenue.

(5)	Prior period amounts have been updated to conform to current period presentation.
(6)	Time charter equivalent rate, or TCE rate, is a non-U.S. GAAP measure of the average daily revenue performance of a vessel. TCE rate is a shipping industry performance measure used primarily to compare period-to-period changes in a shipping company’s performance despite changes in the mix of charter types (such as time charters, voyage charters) under which the vessels may be employed between the periods and is a factor in management’s business decisions and is useful to investors in understanding our underlying performance and business trends. Our method of calculating TCE rate is to divide revenue net of voyage expenses by available days for the relevant time period, which may not be calculated the same by other companies. Note that we have updated the denominator of our calculation of TCE to be our updated definition of available days (see note 4 above) as we believe it is more reflective of industry practice and more consistent with the practice used in the Helios Pool, which now accounts for more than 95% of our revenue.

The following table sets forth a reconciliation of revenues to TCE rate (unaudited) for the periods presented:

(in U.S. dollars, except available days)	Three months ended
Numerator:	June 30, 2025	June 30, 2024
Revenues	$84,211,966	$114,353,042
Voyage expenses	(1,342,756)	(804,985)
Time charter equivalent	$82,869,210	$113,548,057

Pool adjustment*	895,366	(2,050)
Time charter equivalent excluding pool adjustment*	$83,764,576	$113,546,007

Denominator:
Available days**	2,086	2,260
TCE rate:
Time charter equivalent rate**	$39,726	$50,243
TCE rate excluding pool adjustment*	$40,156	$50,242

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

Liquidity and Capital Resources

Our business is capital intensive, and our future success depends on our ability to maintain a high-quality fleet. As of June 30, 2025, we had cash and cash equivalents of $277.9 million and non-current restricted cash of $0.1 million.

Our primary source of capital during the three months ended June 30, 2025 was $0.8 million in cash generated from operations. As of June 30, 2025, the outstanding balance of our long-term debt, net of deferred financing fees of $3.8 million, was $539.6 million including $54.1 million of principal on our long-term debt scheduled to be repaid within the next twelve months.

Operating expenses, including expenses to maintain the quality of our vessels in order to comply with international shipping standards and environmental laws and regulations, the funding of working capital requirements, long-term debt repayments, financing costs, commitments, as described in Note 20 to our unaudited condensed consolidated financial statements, for the building of a VLGC/AC, the fabrication and installation of scrubber, and drydocking represent our short-term, medium-term and long-term liquidity needs as of June 30, 2025. We anticipate satisfying our liquidity needs for at least the next twelve months with cash on hand, cash from operations and, if needed, drawdowns on the revolving credit facility available under the 2023 A&R Debt Facility. We may also seek additional liquidity through alternative sources of debt financings and/or through equity financings by way of private or public offerings. However, if these sources are insufficient to satisfy our short-term liquidity needs, or to satisfy our future medium-term or long-term liquidity needs, we may need to seek alternative sources of financing and/or modifications of our existing credit facility and financing arrangements. There is no assurance that we will be able to obtain any such financing or modifications to our existing credit facility and financing arrangements on terms acceptable to us, or at all.

On February 2, 2022, our Board of Directors authorized the repurchase of up to $100.0 million of our common shares (the “2022 Common Share Repurchase Authority”). Under this authorization, when in force, purchases were and may be made at our discretion in the form of open market repurchase programs, privately negotiated transactions, accelerated share repurchase programs or a combination of these methods. The actual amount and timing of share repurchases are subject to capital availability, our determination that share repurchases are in the best interests of our shareholders, and market conditions. As of June 30, 2025, our total purchases under the 2022 Common Share Repurchase Authority totaled 261,500 shares for an aggregate consideration of $5.6 million. This includes 100,000 shares repurchased for $1.8 million during the three months ended June 30, 2025. See “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – Issuer Purchases of Equity Securities.”  We are not obligated to make any common share repurchases.

On May 2, 2025, we announced that our Board of Directors declared an irregular cash dividend of $0.50 per share of our common stock to all shareholders of record as of the close of business on May 16, 2025, totaling $21.3 million. We paid $21.2 million on May 29, 2025, with the remaining $0.1 million deferred until certain shares of restricted stock vest.

On August 1, 2025, we announced that our Board of Directors has declared an irregular cash dividend of $0.60 per share of the Company’s common stock totaling approximately $25.6 million. The dividend is payable on or about August 27, 2025 to all shareholders of record as of the close of business on August 12, 2025.

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

Cash Flows

The following table summarizes our cash and cash equivalents provided by/(used in) operating, financing and investing activities for the three months ended June 30:

	June 30, 2025	June 30, 2024
Net cash provided by operating activities	$814,474	$41,224,784
Net cash used in investing activities	(3,056,789)	(1,251,982)
Net cash provided by/(used in) financing activities	(36,999,660)	30,830,300
Net increase/(decrease) in cash, cash equivalents, and restricted cash	$(38,950,698)	$70,778,056

Operating Cash Flows.  Net cash provided by operating activities for the three months ended June 30, 2025 was $0.8 million, compared to $41.2 million for the three months ended June 30, 2024. The decrease in cash generated from operations of $40.4 million is primarily related to reduced cash flows from operating profits (refer to Results of Operations – For the three months June 30, 2025 as compared to the three months June 30, 2024, for drivers of changes in revenues and expenses for the applicable periods).

Net cash flow from operating activities depends upon our overall profitability, market rates for vessels employed on voyage charters and in the Helios Pool, charter rates agreed to for time charters, the timing and amount of payments for drydocking expenditures and unscheduled repairs and maintenance, fluctuations in working capital balances and bunker costs.

Investing Cash Flows.  Net cash used in investing activities was $3.1 million for the three months ended June 30, 2025 compared with net cash used in investing activities of $1.3 million for the three months ended June 30, 2024. For the three months ended June 30, 2025, net cash used in investing activities was comprised of $3.1 million of payments for vessels under construction and vessel capital expenditures. For the three months ended June 30, 2024, net cash used in investing activities was comprised of $1.3 million of capital expenditure payments for vessels under construction and vessel capital expenditures.

Financing Cash Flows.  Net cash used in financing activities was $37.0 million for the three months ended June 30, 2025, compared with net cash provided by financing activities of $30.8 million for the three months ended June 30, 2024. For the three months ended June 30, 2025, net cash used in financing activities consisted of (i) dividend payments of $21.2 million; (ii) repayments of long-term debt of $14.0 million; and iii) payments to repurchase common stock of $1.8 million.

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

We are generally required to complete a special survey for a vessel once every five years. Drydocking of vessels occurs every five years unless an extension is granted by the classification society to seven and one-half years and the vessel is not older than 15 years of age. Intermediate surveys are performed every two and one-half years after every special survey. Drydocking each vessel takes approximately 20 to 35 days. We spend significant amounts for scheduled drydocking (including the cost of classification society surveys) for each of our vessels.

As our vessels age and our fleet expands, our drydocking expenses will increase. We estimate the current cash outlay for a VLGC special survey to be approximately $1.3 to $1.4 million per vessel (excluding any capital improvements, such as scrubbers, ballast water management systems, energy saving devices, and performance improvement additions to the vessel that may be made during such drydockings) and the cost of an intermediate survey to be between $150,000 and $250,000 per vessel. Ongoing costs for compliance with environmental regulations are primarily included as part of our drydocking and classification society survey costs. In order to comply with current emissions regulations, we have installed scrubbers on fifteen of our vessels and have one chartered-in scrubber-equipped vessel, which allows us to burn heavy fuel oil. Our other non-dual fuel vessels currently consume compliant fuels on board (0.5% sulfur), which are readily available globally, but at a significantly higher cost. We have entered into a contract to fabricate a scrubber for installation on our newbuilding VLGC/AC with remaining commitments on this contract totaling $0.8 million as of June 30, 2025. We also have one newbuilding Dual-fuel ECO VLGC and four chartered-in dual-fuel vessels that have the capability to burn LPG as fuel, which we believe provides an economic benefit over traditional fuel. Please see “Item 1A. Risk Factors—Risks Relating to Our Company— We may incur increasing costs for the drydocking, maintenance or replacement of our vessels as they age and the risks associated with older vessels could adversely affect our ability to obtain profitable charters” in our Annual Report on Form 10-K for the year ended March 31, 2025.

On November 24, 2023, we entered into an agreement for a newbuilding VLGC/AC with a cargo carrying capacity of 93,000 cbm that can transport LPG or ammonia, which is expected to be delivered from Hanwha Ocean Co. Ltd. in the second calendar quarter of 2026. As of June 30, 2025 we had approximately $86.2 million of contractual commitments outstanding related to the newbuilding that we expect to settle during certain milestones through the expected delivery of the vessel.

Debt Obligations

For information relating to our secured term loan facilities and Japanese financing arrangements, refer to Note 10 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2025 and Note 8 to our unaudited interim condensed consolidated financial statements for June 30, 2025 included herein.

Off-Balance Sheet Arrangements

We currently do not have any off‑balance sheet arrangements.

Critical Accounting Estimates

The following is an update to the Critical Accounting Estimates set forth in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended March 31, 2025.

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

As of June 30, 2025, independent appraisals of our technically-managed VLGCs in our fleet had no indications of impairment on any of our VLGCs in accordance with ASC 360 Property, Plant, and Equipment. Accordingly, no undiscounted cash flow tests were required to be performed for any of our vessels, and, as a result, this is not considered a critical accounting estimate and no impairment charges were recognized for each of the three months ended June 30, 2025 and 2024.

The amount, if any, and timing of any impairment charges we may recognize in the future will depend upon the then current and expected future charter rates and vessel values, which may differ materially from those used in our estimates as of June 30, 2025.

Recent Accounting Pronouncements

Refer to Note 2 to our unaudited interim condensed consolidated financial statements included herein for a discussion of recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For additional discussion of our exposure to market risk, refer to “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” included in our Annual Report on Form 10-K for the year ended March 31, 2025.

Interest Rate Risk

The LPG shipping industry is capital intensive, requiring significant amounts of investment. Much of this investment is provided in the form of long-term debt. Our 2023 A&R Debt Facility, as described in Note 8 to our unaudited interim condensed consolidated financial statements, contains interest rates that fluctuate with SOFR. We have one outstanding interest rate swap agreement as of June 30, 2025 to hedge a majority of our exposure to fluctuations of interest rate risk. We have hedged $144.0 million of amortizing principal under the 2023 A&R Debt Facility as of June 30, 2025 (corresponding to 80% of the outstanding indebtedness under that agreement) and thus increasing interest rates could adversely impact our future earnings due to additional interest expense on the unhedged portion of that debt. For the 12 months following June 30, 2025, a hypothetical increase or decrease of 20 basis points in the underlying SOFR rates would result in an increase or decrease of our interest expense on all of our non-hedged interest-bearing debt by $0.1 million assuming all other variables are held constant.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2025. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those internal control systems determined to be effective can provide only a level of reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common shares. The following is an update to the risk factors that may cause actual results to differ materially from those anticipated as set forth in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2025.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The table below sets forth information regarding our purchases of our common shares during the quarterly period ended June 30, 2025:

			Total
			Number of
			Shares
			Purchased as
			Part of	Maximum Dollar
	Total		Publicly	Value of Shares
	Number	Average	Announced	that May Yet Be
	of Shares	Price Paid	Plans or	Purchased Under the
Period	Purchased	Per Share	Programs	Plan or Programs
April 1 to 30, 2025	100,000	$18.23	100,000	$94,397,162
May 1 to 31, 2025	—	—	—	94,397,162
June 1 to 30, 2025	—	—	—	94,397,162
Total	100,000	$18.23	100,000	$94,397,162

Purchases of our common shares during the quarterly period ended June 30, 2025 represent share repurchases under our 2022 Common Share Repurchase Program. For more information, see “Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Common Share Repurchase Authority” of our Annual Report on Form 10-K for the year ended March 31, 2025.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2025, and as of June 30, 2024, no director or officer (as defined under Exchange Act Rule 16a-1(f)) of the Company has adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement” (as defined under Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

See accompanying Exhibit Index for a list of exhibits filed or furnished with this report.

EXHIBIT INDEX

Exhibit Number	Description
10.1	Form of Restricted Stock Unit Award Agreement

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Schema Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Schema Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Schema Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Schema Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101)

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

Dorian LPG Ltd.
(Registrant)

Date: August 4, 2025	/s/ John C. Hadjipateras
John C. Hadjipateras
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2025	/s/ Theodore B. Young
Theodore B. Young
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)