Form 10-Q
period 2025-09-30
DORIAN LPG LTD.
filed 2025-11-06
CIK 1596993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 31, 2025, there were 42,838,114 shares of the registrant’s common stock outstanding.

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

These risks include the risks that are identified in the “Risk Factors” section of this quarterly report and of our Annual Report on Form 10-K for the fiscal year ended March 31, 2025, and also include, among others, risks associated with the following:

●	our future operating or financial results;

●	our business strategies, including with respect to acquisitions and chartering, and expected capital spending or operating expenses, as well as any difficulty we may have in managing planned growth properly;

●	the cost and effects of cybersecurity incidents or other failures, interruptions, or security breaches of our systems or those of our customers or third-party providers, including software failures, unforeseeable security breaches, or incidents stemming from the misuse or intentional or unintentional misapplication of artificial intelligence in our business;

●	the strength of world economies;

●	general domestic and international geopolitical conditions, including escalation of trade tensions between China and the United States as a result of port-fee regulations recently announced by both countries and trade wars and disagreements between oil producing countries, including illicit crude oil trades;

●	recent and potential future trade policy matters, such as increased trade protectionism, the imposition of tariffs and other import restrictions, including those impacting the maritime shipping industry;

●	shipping trends, including changes in charter rates applicable to alternative propulsion technologies, exhaust gas cleaning system (commonly referred to as “scrubbers”) equipped and non-scrubber equipped vessels, scrapping rates and vessel and other asset values;

●	changes in trading patterns that impact tonnage requirements, including without limitation, tariffs that have been or may be imposed by various countries including without limitation the United Sates and China, changes resulting from the ongoing conflicts in Ukraine and the Middle East, including the recent vessel attacks in the Red Sea and the Israel-Iran conflict, which has resulted in disruptions in international shipping routes, including companies re-routing vessels around the Cape of Good Hope rather than transiting through the Suez Canal and/or the Red Sea;

●	compliance with laws, treaties, rules, regulations and policies (including amendments or other changes thereto) applicable to the liquefied petroleum gas, or LPG, shipping industry, including, without limitation, legislation adopted by international organizations such as the International Maritime Organization and the

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

Dorian LPG Ltd.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dorian LPG Ltd.

Unaudited Condensed Consolidated Balance Sheets

(Expressed in United States Dollars, except for share data)

	As of	As of
	September 30, 2025	March 31, 2025
Assets
Current assets
Cash and cash equivalents	$268,302,758	$316,877,584
Trade receivables, net and accrued revenues	2,425,518	1,356,827
Due from related parties	89,632,474	48,090,301
Inventories	2,387,957	2,508,684
Prepaid expenses and other current assets	19,118,893	13,523,008
Total current assets	381,867,600	382,356,404
Fixed assets
Vessels, net	1,118,135,047	1,149,806,782
Vessel under construction	51,875,781	37,274,863
Total fixed assets	1,170,010,828	1,187,081,645
Other non-current assets
Deferred charges, net	23,920,448	17,237,662
Derivative instruments	1,931,994	3,497,493
Due from related parties—non-current	27,500,000	26,400,000
Restricted cash—non-current	81,427	76,028
Operating lease right-of-use assets	172,040,379	159,212,010
Other non-current assets	2,806,099	2,799,038
Total assets	$1,780,158,775	$1,778,660,280
Liabilities and shareholders’ equity
Current liabilities
Trade accounts payable	$6,640,301	$11,549,950
Accrued expenses	4,363,434	5,387,465
Due to related parties	1,612,149	39,339
Deferred income	560,649	679,257
Current portion of long-term operating lease liabilities	47,208,465	34,808,203
Current portion of long-term debt	54,227,830	54,504,778
Dividends payable	386,186	915,150
Total current liabilities	114,999,014	107,884,142
Long-term liabilities
Long-term debt—net of current portion and deferred financing fees	472,188,449	498,773,969
Long-term operating lease liabilities	124,845,510	124,419,545
Other long-term liabilities	1,593,201	1,476,439
Total long-term liabilities	598,627,160	624,669,953
Total liabilities	713,626,174	732,554,095
Commitments and contingencies	—	—
Shareholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued nor outstanding	—	—
Common stock, $0.01 par value, 450,000,000 shares authorized, 54,609,290 and 54,324,437 shares issued, 42,838,114 and 42,747,720 shares outstanding (net of treasury stock), as of September 30, 2025 and March 31, 2025, respectively	546,093	543,244
Additional paid-in-capital	874,240,999	867,524,073
Treasury stock, at cost; 11,771,176 and 11,576,717 shares as of September 30, 2025 and March 31, 2025, respectively	(137,834,725)	(133,103,957)
Retained earnings	329,580,234	311,142,825
Total shareholders’ equity	1,066,532,601	1,046,106,185
Total liabilities and shareholders’ equity	$1,780,158,775	$1,778,660,280

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dorian LPG Ltd.

Unaudited Condensed Consolidated Statements of Operations

(Expressed in United States Dollars)

	Three months ended		Six months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenues
Net pool revenues—related party	$120,627,086	$79,877,644	$204,469,838	$189,284,698
Time charter revenues	—	2,432,989	—	5,847,340
Other revenues, net	3,437,195	122,847	3,806,409	1,654,484
Total revenues	124,064,281	82,433,480	208,276,247	196,786,522
Expenses
Voyage expenses	1,033,917	752,552	2,376,673	1,557,537
Charter hire expenses	13,714,116	9,851,068	24,436,027	20,496,208
Vessel operating expenses	20,682,956	19,539,916	42,594,562	40,020,195
Depreciation and amortization	17,921,869	17,370,662	36,301,016	34,541,648
General and administrative expenses	12,012,042	16,458,650	28,922,143	26,882,720
Total expenses	65,364,900	63,972,848	134,630,421	123,498,308
Other income—related parties	645,364	635,454	1,290,728	1,281,397
Operating income	59,344,745	19,096,086	74,936,554	74,569,611
Other income/(expenses)
Interest and finance costs	(7,599,108)	(9,438,273)	(15,313,905)	(18,956,703)
Interest income	2,996,777	4,461,174	5,840,223	8,189,681
Unrealized loss on derivatives	(381,658)	(5,583,238)	(1,565,499)	(6,004,865)
Realized gain on derivatives	528,095	1,654,119	1,067,524	3,371,368
Other gain/(loss), net	493,185	(761,263)	499,240	(452,347)
Total other expenses, net	(3,962,709)	(9,667,481)	(9,472,417)	(13,852,866)
Net income	$55,382,036	$9,428,605	$65,464,137	$60,716,745

Weighted average shares outstanding:
Basic	42,535,822	42,491,949	42,481,943	41,703,983
Diluted	42,639,337	42,600,848	42,647,689	41,869,209

Earnings per common share—basic	$1.30	$0.22	$1.54	$1.46
Earnings per common share—diluted	$1.30	$0.22	$1.53	$1.45

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dorian LPG Ltd.

Unaudited Condensed Consolidated Statements of Shareholders’ Equity

(Expressed in United States Dollars, except for number of shares)

	Number of			Additional
	common	Common	Treasury	paid-in	Retained
	shares	stock	stock	capital	Earnings	Total
Balance, April 1, 2024	51,995,027	$519,950	$(126,837,239)	$772,714,486	$377,135,886	$1,023,533,083
Net income for the period	—	—	—	—	51,288,140	51,288,140
Common share issuance	2,000,000	20,000	—	84,367,701	—	84,387,701
Dividend ($1.00 per common share)	—	—	—	—	(40,619,448)	(40,619,448)
Stock-based compensation	—	—	—	1,275,459	—	1,275,459
Balance, June 30, 2024	53,995,027	$539,950	$(126,837,239)	$858,357,646	$387,804,578	$1,119,864,935
Net income for the period	—	—	—	—	9,428,605	9,428,605
Common share issuance	—	—	—	21,660	—	21,660
Restricted share award issuances	299,669	2,997	—	(2,997)	—	—
Dividend ($1.00 per common share)	—	—	—	—	(42,804,479)	(42,804,479)
Stock-based compensation	—	—	—	5,998,722	—	5,998,722
Purchase of treasury stock	—	—	(4,259,668)	—	—	(4,259,668)
Balance, September 30, 2024	54,294,696	$542,947	$(131,096,907)	$864,375,031	$354,428,704	$1,088,249,775

	Number of			Additional
	common	Common	Treasury	paid-in	Retained
	shares	stock	stock	capital	Earnings	Total
Balance, April 1, 2025	54,324,437	$543,244	$(133,103,957)	$867,524,073	$311,142,825	$1,046,106,185
Net income for the period	—	—	—	—	10,082,101	10,082,101
Dividend ($0.50 per common share)	—	—	—	—	(21,323,860)	(21,323,860)
Stock-based compensation	—	—	—	1,757,879	—	1,757,879
Purchase of treasury stock	—	—	(1,822,780)	—	—	(1,822,780)
Balance, June 30, 2025	54,324,437	$543,244	$(134,926,737)	$869,281,952	$299,901,066	$1,034,799,525
Net income for the period	—	—	—	—	55,382,036	55,382,036
Restricted share award issuances	284,853	2,849	—	(2,849)	—	—
Dividend ($0.60 per common share)	—	—	—	—	(25,702,868)	(25,702,868)
Stock-based compensation	—	—	—	4,961,896	—	4,961,896
Purchase of treasury stock	—	—	(2,907,988)	—	—	(2,907,988)
Balance, September 30, 2025	54,609,290	$546,093	$(137,834,725)	$874,240,999	$329,580,234	$1,066,532,601

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dorian LPG Ltd.

Unaudited Condensed Consolidated Statements of Cash Flows

(Expressed in United States Dollars)

	Six months ended
	September 30, 2025	September 30, 2024
Cash flows from operating activities:
Net income	$65,464,137	$60,716,745
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,301,016	34,541,648
Non-cash lease expense	17,152,761	15,929,124
Amortization of financing costs	587,279	632,338
Unrealized loss on derivatives	1,565,499	6,004,865
Stock-based compensation expense	6,719,775	7,274,181
Unrealized foreign currency (gain)/loss, net	(216,360)	21,356
Other non-cash items, net	(553,092)	233,748
Changes in operating assets and liabilities
Trade receivables, inventories, prepaid expenses, and other current and non-current assets	(5,970,090)	(169,452)
Due from related parties	(42,642,173)	(9,688,150)
Operating lease liabilities—current and long-term	(17,108,293)	(15,929,309)
Trade accounts payable	(3,140,661)	(716,863)
Accrued expenses and other liabilities	(1,236,949)	1,070,778
Due to related parties	1,572,810	456,976
Payments for drydocking costs	(11,274,694)	(1,819,126)
Net cash provided by operating activities	47,220,965	98,558,859
Cash flows from investing activities:
Payments for vessel under construction and other capital expenditures for vessels	(16,312,969)	(2,830,260)
Proceeds from maturity of available-for-sale debt securities	—	1,800,000
Net cash used in investing activities	(16,312,969)	(1,030,260)
Cash flows from financing activities:
Repayment of long-term debt borrowings	(27,449,747)	(26,716,421)
Repurchase of common stock	(4,730,768)	(4,259,668)
Dividends paid	(47,555,692)	(84,041,268)
Proceeds from common share issuances	—	89,000,000
Equity offering costs paid	—	(4,590,638)
Net cash used in financing activities	(79,736,207)	(30,607,995)
Effects of exchange rates on cash and cash equivalents	258,784	(9,769)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	(48,569,427)	66,910,835
Cash, cash equivalents, and restricted cash at the beginning of the period	316,953,612	282,583,769
Cash, cash equivalents, and restricted cash at the end of the period	$268,384,185	$349,494,604

Supplemental disclosure of cash flow information
Cash paid for interest, net of amounts capitalized	$14,521,889	$17,688,002
Cash paid for operating lease liabilities	21,469,208	21,255,195
Capitalized drydocking costs included in liabilities	2,025,559	1,278,121
Vessel-related capital expenditures included in liabilities	15,393	1,420,611
Unpaid dividends included in liabilities	386,186	532,324
Financing costs included in liabilities	663,600	663,600

Reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the total amount of such items reported in the statements of cash flows:
Cash and cash equivalents	$268,302,758	$348,628,442
Restricted cash—current	—	788,151
Restricted cash—non-current	81,427	78,011
Cash and cash equivalents and restricted cash at end of period shown in the statement of cash flows	$268,384,185	$349,494,604

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dorian LPG Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

(Expressed in United States Dollars)

1. Basis of Presentation and General Information

Dorian LPG Ltd. (“Dorian”) was incorporated on July 1, 2013 under the laws of the Republic of the Marshall Islands, is headquartered in the United States, and is engaged in the transportation of liquefied petroleum gas (“LPG”) worldwide. Specifically, Dorian and its subsidiaries (together “we”, “us”, “our”, or the “Company”) are focused on owning and operating very large gas carriers (“VLGCs”), each with a cargo carrying capacity of greater than 80,000 cbm, in the LPG shipping industry. As of September 30, 2025, our fleet consists of twenty-seven VLGCs, including one dual-fuel 84,000 cbm ECO-design VLGC, or our Dual-fuel ECO VLGC; nineteen fuel-efficient 84,000 cbm ECO-design VLGCs, or our ECO VLGCs; one 82,000 cbm modern VLGC; six time chartered-in VLGCs; of which four are duel-fuel Panamax size VLGCs, one is ECO-design VLGC and one is modern VLGC. On November 24, 2023, we entered into a shipbuilding contract for a newbuilding Very Large Gas Carrier / Ammonia Carrier (“VLGC/AC”) with a cargo carrying capacity of 93,000 cbm that can transport LPG or ammonia and is expected to be delivered from Hanwha Ocean Co. Ltd. in the second calendar quarter of 2026. We provide in-house commercial management services for all of our vessels, including our vessels deployed in the Helios Pool (defined below), which may also receive commercial management services from MOL Energia (defined below). Excluding our time chartered-in vessels, we provide in-house technical management services for all of our vessels, including our vessels deployed in the Helios Pool.

Sixteen of our ECO-VLGCs, including one of our time chartered-in ECO-VLGCs, are equipped with exhaust gas cleaning systems (commonly referred to as “scrubbers”) to reduce sulfur emissions and, as of September 30, 2025, we have additional commitments to commission scrubbers on one of our VLGCs and on our newbuilding VLGC/AC. Additionally, one of the chartered-in dual-fuel Panamax size VLGCs is equipped with a shaft generator, which generates additional electricity that can be used to reduce fuel consumption and carbon emissions.

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

Our subsidiaries as of September 30, 2025, which are all wholly-owned and are incorporated in the Republic of the Marshall Islands (unless otherwise noted), are listed below.

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
Dorian LPG FFAS LLC
Dorian LPG US Lease Finance LLC
Dorian LPG Nippon Lease LLC
(1)	CBM: Cubic meters, a standard measure for LPG tanker capacity
(2)	Operated pursuant to a bareboat charter agreement as of September 30, 2025. Refer to Note 8 below for further information.
(3)	The vessel is expected to be delivered in calendar year 2026.

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

The following is a summary of information for our single reportable segment:

	Three months ended		Six months ended
(in U.S. dollars)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Total Revenues	$124,064,281	$82,433,480	208,276,247	$196,786,522

Less:
Voyage expenses	1,033,917	752,552	2,376,673	1,557,537
Charter hire expenses	13,714,116	9,851,068	24,436,027	20,496,208
Vessel operating expenses	20,682,956	19,539,916	42,594,562	40,020,195
Other segment items (1)	29,288,547	33,193,858	63,932,431	60,142,971
Operating income	59,344,745	19,096,086	74,936,554	74,569,611
Nonoperating loss(2)	(3,962,709)	(9,667,481)	(9,472,417)	(13,852,866)
Net income	$55,382,036	$9,428,605	$65,464,137	$60,716,745

(1)	Other segment items include depreciation and amortization, general and administrative expenses, and other operating income and expenses.

(2)	Nonoperating loss includes interest and finance costs, interest income, gains and losses on derivatives, and other gains and losses.

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

Dorian LPG (USA) LLC and its subsidiaries entered into an agreement with DHSA, retroactive to July 2014 and superseding an agreement between Dorian LPG (UK) Ltd. and DHSA, for the provision by Dorian LPG (USA) LLC and its subsidiaries of certain chartering and marine operation services to DHSA, for which income was earned and included in “Other income-related parties” totaling less than $0.1 million for both the three months ended September 30, 2025 and 2024 and less than $0.1 million for the six months ended September 30, 2025 and 2024.

As of September 30, 2025 and March 31, 2025, there was nothing due from DHSA.

Helios LPG Pool LLC

On April 1, 2015, Dorian and MOL Energia began operations of the Helios Pool, which entered into pool participation agreements for the purpose of establishing and operating, as charterer, under variable rate time charters to be entered into with owners or disponent owners of VLGCs, a commercial pool of VLGCs whereby revenues and expenses are shared. We hold a 50% interest in the Helios Pool as a joint venture with MOL Energia and all significant rights and obligations are equally shared by both parties. All profits of the Helios Pool are distributed to the pool participants based on pool points (see below for description of pool points) assigned to each vessel as variable charter hire and, as a result, there are no profits available to the equity investors as a share of equity. We have determined that the Helios Pool is a variable interest entity as it does not have sufficient equity at risk. We do not consolidate the Helios Pool because we are not the primary beneficiary and do not have a controlling financial interest. In consideration of Accounting Standards Codification (“ASC”) 810-10-50-4e, the significant factors considered and judgments made in determining that the power to direct the activities of the Helios Pool that most significantly impact the entity’s economic performance are shared, in that all significant performance activities which relate to approval of pool policies and strategies related to pool customers and the marketing of the pool for the procurement of customers for the pool vessels, addition of new pool vessels and the pool cost management, require unanimous board consent from a board consisting of two members from each joint venture investor. Further, in accordance with the guidance in ASC 810-10-25-38D, the Company and MOL Energia are not related parties as defined in ASC 850 nor are they de facto agents pursuant to ASC 810-10, the power over the significant activities of the Helios Pool is shared, and no party is the primary beneficiary in the Helios Pool or has a controlling financial interest. As of September 30, 2025, the Helios Pool operated thirty VLGCs, including twenty-seven vessels from our fleet (including six vessels time chartered-in from unrelated parties) and three MOL Energia vessels.

As of September 30, 2025, we had net receivables from the Helios Pool of $115.5 million (net of amounts due to Helios Pool of $1.6 million which are reflected under “Due to related Parties”), including $27.5 million of working capital contributed for the operation of our vessels in the pool. As of March 31, 2025, we had net receivables from the Helios Pool of $74.4 million (net of an amount due to Helios Pool of $0.1 million which are reflected under “Due to related Parties”), including $26.4 million of working capital contributed for the operation of our vessels in the pool. Our maximum exposure to losses from the pool as of September 30, 2025 is limited to the receivables from the pool. The Helios Pool does not have any third-party debt obligations. The Helios Pool has entered into commercial management agreements with each of Dorian LPG (DK) ApS and MOL Energia and has appointed both as the exclusive commercial managers of pool vessels. Fees for such services earned by Dorian LPG (DK) ApS are included in “Other income-related parties” in the unaudited interim condensed consolidated statement of operations and were $0.6 million for both the three months ended September 30, 2025, and 2024, respectively, and $1.2 million for both the six months ended September 30, 2025, and 2024, respectively. Additionally, we receive reimbursement of expenses such as costs for security guards, war risk insurance, and certain other voyage costs for vessels operating in the Helios Pool, for which we earned $0.2 million and $0.1 million for the three months ended September 30, 2025, and 2024, respectively, and $0.6 million and $0.8 million for the six months ended September 30, 2025, and 2024, respectively and are included in “Other revenues, net” in the unaudited interim condensed consolidated statements of operations.

Through our vessel owning subsidiaries, we have chartered vessels to the Helios Pool during the six months ended September 30, 2025 and 2024. The time charter revenue from the Helios Pool is variable depending upon the net results of the pool, available days and pool points for each vessel. The Helios Pool enters into voyage and time charters with external parties and receives freight and related revenue and, where applicable, incurs voyage costs such as bunkers, port costs and commissions. At the end of each month, the Helios Pool calculates net pool revenues using gross revenues, less voyage expenses of all pool vessels, less fixed time charter hire for any chartered-in vessels, less the general and administrative expenses of the pool as variable rate time charter hire for the relevant vessel to participants based on pool points (vessel attributes such as cargo carrying capacity, scrubber-equipped, fuel efficiency, fuel-type consumed, and speed are taken into consideration) and number of days the vessel participated in the pool in the period. In accordance with the pool participation agreements, pool points are finalized in arrears every six months ending September 30 and March 31 and pool profits are reallocated based on the actual recorded speed and consumption performance for each vessel operating in the Helios Pool during the preceding six-month period. Net pool revenues, less any amounts required for working capital of the Helios Pool, are distributed, to the extent they have been collected from third-party customers of the Helios Pool. We recognize net pool revenues on a monthly basis, when each relevant vessel has participated in the pool during the period and the amount of net pool revenues for the month can be estimated reliably. Revenue earned from the Helios Pool is presented in Note 13.

5. Deferred Charges, Net

The analysis and movement of deferred charges is presented in the table below:

Drydocking
costs
Balance, April 1, 2025	$17,237,662
Additions	10,587,654
Amortization	(3,904,868)
Balance, September 30, 2025	$23,920,448

6. Vessels, Net

		Accumulated
	Cost	depreciation	Net book Value
Balance, April 1, 2025	$1,738,676,244	$(588,869,462)	$1,149,806,782
Other additions	724,413	—	724,413
Depreciation	—	(32,396,148)	(32,396,148)
Balance, September 30, 2025	$1,739,400,657	$(621,265,610)	$1,118,135,047

Additions to vessels, net, mainly consisted of scrubber purchases and installation costs and other capital improvements for certain of our VLGCs during the six months ended September 30, 2025. Our vessels, with a total carrying value of $1,089.9 million and $1,120.0 million as of September 30, 2025 and March 31, 2025, respectively, are first-priority mortgaged as collateral for our long-term debt (refer to Note 8 below). Captain John NP is our only VLGC that is not first-priority mortgaged as collateral for our long-term debt as of September 30, 2025 and March 31, 2025. As of September 30, 2025, we obtained independent appraisals of the technically managed VLGCs in our fleet and concluded that there were no indicators of impairment in accordance with ASC 360 Property, Plant, and Equipment. No impairment charges were recognized for the six months ended September 30, 2025 and 2024.

7. Vessel Under Construction

On November 24, 2023 we entered into an agreement for a newbuilding VLGC/AC with a cargo carrying capacity of 93,000 cbm that can transport LPG or ammonia, which is expected to be delivered from Hanwha Ocean Co. Ltd. in the second calendar quarter of 2026.

The analysis and movement of vessel under construction is presented in the table below:

Net book Value
Balance, April 1, 2025	$37,274,863
Installment payments	11,900,370
Other capitalized expenditures	1,640,557
Capitalized interest	1,059,991
Balance, September 30, 2025	$51,875,781

8. Long-term Debt

2023 A&R Debt Facility

Refer to Note 10 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2025 for information on the $240.0 million amended and restated debt financing facility that we entered into on December 22, 2023 with Crédit Agricole Corporate and Investment Bank, ING Bank N.V., Skandinaviska Enskilda Banken AB (publ), BNP Paribas, and Danish Ship Finance A/S (the “2023 A&R Debt Facility”).

We were in compliance with all financial covenants as of September 30, 2025.

BALCAP Facility

Refer to Note 10 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2025 for information on our $83.4 million debt financing facility that we entered into on December, 29 2021 with Banc of America Leasing & Capital, LLC and other financial institutions (the “BALCAP Facility”).

We were in compliance with all financial covenants as of September 30, 2025.

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

Debt Obligations

The table below presents our debt obligations:

	September 30, 2025	March 31, 2025
2023 A&R Debt Facility	$175,000,000	$185,000,000

Japanese Financings
Corsair Japanese Financing	$26,270,834	$27,895,834
Cresques Japanese Financing	22,956,055	23,840,367
Cratis Japanese Financing	35,380,000	37,420,000
Copernicus Japanese Financing	35,380,000	37,420,000
Chaparral Japanese Financing	55,973,446	57,316,129
Caravelle Japanese Financing	37,100,000	39,200,000
Cougar Japanese Financing	38,300,000	40,100,000
Captain Markos Dual-Fuel Japanese Financing	49,490,000	50,960,000
Total Japanese Financings	$300,850,335	$314,152,330

BALCAP Facility	$54,118,360	$58,266,112

Total debt obligations	$529,968,695	$557,418,442
Less: deferred financing fees	3,552,416	4,139,695
Debt obligations—net of deferred financing fees	$526,416,279	$553,278,747

Presented as follows:
Current portion of long-term debt	$54,227,830	$54,504,778
Long-term debt—net of current portion and deferred financing fees	472,188,449	498,773,969
Total	$526,416,279	$553,278,747

Deferred Financing Fees

The analysis and movement of deferred financing fees is presented in the table below:

Financing
costs
Balance, April 1, 2025	$4,139,695
Amortization	(587,279)
Balance, September 30, 2025	$3,552,416

9. Leases

Time charter-in contracts

During the six months ended September 30, 2025, we time chartered-in one VLGC for a period of 31 months. We initially recognized the applicable right-of-use asset and lease liability of $29.9 million on our balance sheet. During this period, we also time chartered-in one VLGC for a period of 12 months that was excluded from operating lease right-of-use asset and lease liability recognition on our consolidated balance sheet.

As of September 30, 2025, right-of-use assets and lease liabilities related to all of our time charter-in VLGCs totaled $171.5 million and were recognized on our balance sheet. Our time chartered-in VLGCs were deployed in the Helios Pool and earned net pool revenues of $24.7 million and $13.4 million for the three months ended September 30, 2025 and 2024, respectively and $39.5 million and $31.1 million for the six months ended September 30, 2025 and 2024, respectively.

Charter hire expenses for the VLGCs time chartered in were as follows:

	Three months ended		Six months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Charter hire expenses	$13,714,116	$9,851,068	$24,436,027	$20,496,208

Office leases

We currently have operating leases for our offices in Stamford, Connecticut, USA; Copenhagen, Denmark; and Athens, Greece, which we determined to be operating leases and record the lease expense as part of general and administrative expenses in our unaudited interim condensed consolidated statements of operations. We did not enter into any new office leases and did not renew any office leases during the six months ended September 30, 2025.

Operating lease rent expense related to our office leases was as follows:

	Three months ended		Six months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Operating lease rent expense	$144,524	$130,324	$271,466	$261,861

For our office leases and time charter-in agreements, the discount rate used ranged from 5.17% to 6.34%. The weighted average discount rate used to calculate the lease liability was 5.73%. The weighted average remaining lease term of our office leases and time chartered-in vessels as of September 30, 2025 is 47.7 months.

Our operating lease right-of-use asset and lease liabilities as of September 30, 2025 and March 31, 2025 were as follows:

Description	Location on Balance Sheet	September 30, 2025	March 31, 2025
Assets:
Non-current
Office leases	Operating lease right-of-use assets	$589,353	$749,451
Time charter-in VLGCs	Operating lease right-of-use assets	$171,451,026	$158,462,559

Liabilities:
Current
Office Leases	Current portion of long-term operating leases	$412,524	$380,127
Time charter-in VLGCs	Current portion of long-term operating leases	$46,795,941	$34,428,076

Long-term
Office Leases	Long-term operating leases	$190,425	$385,062
Time charter-in VLGCs	Long-term operating leases	$124,655,085	$124,034,483

Maturities of operating lease liabilities as of September 30, 2025 were as follows:

Less than one year	$55,472,614
One to three years	87,312,433
Three to five years	49,184,389
More than five years	—
Total undiscounted lease payments	191,969,436
Less: imputed interest	(19,915,461)
Carrying value of operating lease liabilities	$172,053,975

10.  Common Stock

On June 7, 2024, we issued 2 million shares to the public at a price of $44.50 per share with proceeds totaling $89.0 million, less (i) $2.225 per share, or $4.5 million, of underwriting discounts and commissions, and (ii) $0.1 million of legal and other offering costs.

On February 2, 2022, our Board of Directors authorized the repurchase of up to $100.0 million of our common shares (the “2022 Common Share Repurchase Authority”). Under this authorization, when in force, purchases were and may be made at our discretion in the form of open market repurchase programs, privately negotiated transactions, accelerated share repurchase programs or a combination of these methods. The actual amount and timing of share repurchases are subject to capital availability, our determination that share repurchases are in the best interests of our shareholders, and market conditions. As of September 30, 2025, our total purchases under the 2022 Common Share Repurchase Authority totaled 261,500 shares for an aggregate consideration of $5.6 million. This amount includes 100,000 shares repurchased for $1.8 million during the six months ended September 30, 2025. We are not obligated to make any common share repurchases.

11. Dividends

On May 2, 2025, we announced that our Board of Directors declared an irregular cash dividend of $0.50 per share of our common stock to all shareholders of record as of the close of business on May 16, 2025, totaling $21.3 million. We paid $21.2 million on May 29, 2025, with the remaining $0.1 million deferred until certain shares of restricted stock vest.

On August 1, 2025, we announced that our Board of Directors has declared an irregular cash dividend of $0.60 per share to all shareholders of record as of the close of business on August 12, 2025, totaling $25.7 million. We paid $25.6 million on August 27, 2025, with the remaining $0.1 million deferred until certain shares of restricted stock vest.

On August 5, 2025, we paid $0.8 million of dividends that had been deferred until the vesting of certain restricted stock.

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

12. Stock-Based Compensation Plans

Our stock-based compensation expense is included within general and administrative expenses in the unaudited condensed consolidated statements of operations and was $5.0 million and $6.0 million for the three months ended September 30, 2025 and 2024 and $6.7 and $7.3 for the six months ended September 30, 2025 and 2024, respectively. Unrecognized compensation cost was $8.5 million as of September 30, 2025 and will be recognized over a remaining weighted average life of 1.50 years. For more information on our equity incentive plan, refer to Note 14 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2025.

A summary of the activity of restricted shares and units awarded under our equity incentive plan as of September 30, 2025 and changes during the six months ended September 30, 2025, is as follows:

		Weighted-Average
		Grant-Date
Incentive Share/Unit Awards	Number of Shares/Units	Fair Value
Unvested as of April 1, 2025	272,996	$36.06
Granted	295,544	30.76
Vested	(277,319)	33.82
Unvested as of September 30, 2025	291,221	$32.81

The total fair value of restricted shares that vested during the six months ended September 30, 2025 totaled $8.5 million, which is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

13. Revenues

Revenues comprise the following:

	Three months ended		Six months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net pool revenues—related party	$120,627,086	$79,877,644	$204,469,838	$189,284,698
Time charter revenues	—	2,432,989	—	5,847,340
Other revenues, net	3,437,195	122,847	3,806,409	1,654,484
Total revenues	$124,064,281	$82,433,480	$208,276,247	$196,786,522

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

(a)	Concentration of credit risk: Financial instruments, which may subject us to significant concentrations of credit risk, consist principally of amounts due from our charterers, including the receivables from Helios Pool, and cash and cash equivalents. We limit our credit risk with amounts due from our charterers, including those through the Helios Pool, by performing ongoing credit evaluations of our charterers’ financial condition and generally do not require collateral from our charterers. We limit our credit risk with our cash and cash equivalents and restricted cash by placing it with highly-rated financial institutions and directly or indirectly highly liquid, short term highly rated debt obligations.

(b)	Interest rate risk: Our 2023 A&R Debt Facility is based on SOFR and hence we are exposed to movements thereto. We had entered into various interest rate swap agreements, with one such swap currently in effect as of September 30, 2025, in order to hedge a majority of our variable interest rate exposure related to this facility. The notional value of this interest rate swap over its remaining life decreases at a rate to maintain a constant 80% ratio between the debt outstanding under the 2023 A&R Debt Facility and the notional amount of the swap. This interest rate swap carries a fixed interest rate of 2.8525%. We have no exposure to floating rate movements on any of our other debt financings.

(c)	Fair value measurements: Interest rate swaps are stated at fair value, which is determined using a discounted cash flow approach based on market‑based SOFR swap yield rates. SOFR swap rates are observable at commonly quoted intervals for the full terms of the swaps and, therefore, are considered Level 2 items in accordance with the fair value hierarchy. The fair value of the interest rate swap agreements approximates the amount that we would have to pay or receive for the early termination of the agreements.

Additionally, we have, at times, taken positions in freight forward agreements (“FFAs”) as economic hedges to reduce the risk related to vessels trading in the spot market and to take advantage of fluctuations in market prices. Customary requirements for trading FFAs include the maintenance of initial and variation margins based on expected volatility, open position and mark-to-market of the contracts. FFAs are recorded as assets/liabilities until they are settled. Changes in fair value prior to settlement are recorded in unrealized gain/(loss) on derivatives. Upon settlement, if the contracted charter rate is less than the average of the rates for the specified route and time period, as reported by an identified index, the seller of the FFA is required to pay the buyer the settlement sum, being an amount equal to the difference between the contracted rate and the settlement rate, multiplied by the number of days in the specified period covered by the FFA. Conversely, if the contracted rate is greater than the settlement rate, the buyer is required to pay the seller the settlement sum. Settlement of FFAs are recorded in realized gain/(loss) on derivatives. FFAs are considered Level 2 items in accordance with the fair value hierarchy. We had no outstanding FFAs as of September 30, 2025.

The following table summarizes the location on the balance sheet of the financial assets and liabilities that are carried at fair value on a recurring basis, which comprise our financial derivatives, all of which are considered Level 2 items in accordance with the fair value hierarchy as of:

	September 30, 2025		March 31, 2025
	Other non-current assets	Long-term liabilities	Other non-current assets	Long-term liabilities
Derivatives not designated as hedging instruments	Derivative instruments	Derivative instruments	Derivative instruments	Derivative instruments
Interest rate swap agreements	$1,931,994	$—	$3,497,493	$—

The effect of derivative instruments within the unaudited interim condensed consolidated statements of operations for the periods presented is as follows:

		Three months ended
Derivatives not designated as hedging instruments	Location of gain/(loss) recognized	September 30, 2025		September 30, 2024
Forward freight agreements—change in fair value	Unrealized loss on derivatives	$		$(46,220)
Interest rate swaps—change in fair value	Unrealized loss on derivatives		$(381,658)	$(5,537,018)
Forward freight agreements—realized loss	Realized loss on derivatives		—	(13,690)
Interest rate swaps—realized gain	Realized gain on derivatives		528,095	1,667,809
Gain/(loss) on derivatives, net			$146,437	$(3,929,119)

		Six months ended
Derivatives not designated as hedging instruments	Location of gain/(loss) recognized	September 30, 2025	September 30, 2024
Forward freight agreements—change in fair value	Unrealized loss on derivatives	$—	$(46,220)
Interest rate swaps—change in fair value	Unrealized loss on derivatives	(1,565,499)	(5,958,645)
Forward freight agreements—realized loss	Realized loss on derivatives	—	(13,690)
Interest rate swaps—realized gain	Realized gain on derivatives	1,067,524	3,385,058
Gain on derivatives, net		$(497,975)	$(2,633,497)

As of September 30, 2025 and March 31, 2025, no fair value measurements for assets or liabilities under Level 1 or Level 3 were recognized in the consolidated balance sheets with the exception of Level 1 items cash and cash equivalents, restricted cash, and investment securities. We did not have any other assets or liabilities measured at fair value on a non-recurring basis during the three and six months ended September 30, 2025 and 2024.

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

The summary of gains and losses on our investment securities included in other gain/(loss), net as stated in our unaudited interim condensed consolidated statements of operations for the periods presented is as follows:

	Three months ended
	September 30, 2025	September 30, 2024
Unrealized gain/(loss) on investment securities	$552,725	$(639,697)

	Six months ended
	September 30, 2025	September 30, 2024
Unrealized gain/(loss) on investment securities	$555,759	$(326,903)

We have long-term bank debt, the 2023 A&R Debt Facility, for which we believe the carrying value approximates fair value as the facility bears interest at variable interest rates based on SOFR at September 30, 2025 and 2024, which is observable at commonly quoted intervals for the full terms of the loans, and hence are considered as a Level 2 item in accordance with the fair value hierarchy. We have long-term debt related to the Corsair Japanese Financing, Cresques Japanese Financing, Cratis Japanese Financing, Copernicus Japanese Financing, Chaparral Japanese Financing, Cougar Japanese Financing, Caravelle Japanese Financing, and Captain Markos Dual-Fuel Japanese Financing, (collectively, the “Japanese Financings”) that incur interest at a fixed rate. We have long-term debt related to the BALCAP Facility that incurs interest at a fixed rate. The Japanese Financings and BALCAP Facility are considered Level 2 items in accordance with the fair value hierarchy and the fair value of each is based on a discounted cash flow analysis using current observable interest rates. The following table summarizes the carrying value and estimated fair value of our fixed rate debt obligations as of:

	September 30, 2025		March 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Corsair Japanese Financing	$26,270,834	$26,089,613	$27,895,834	$27,449,194
Cresques Japanese Financing	22,956,055	24,361,644	23,840,367	25,079,649
Cratis Japanese Financing	35,380,000	34,161,325	37,420,000	35,683,595
Copernicus Japanese Financing	35,380,000	34,161,325	37,420,000	35,683,595
Chaparral Japanese Financing	55,973,446	56,112,761	57,316,129	56,960,711
Caravelle Japanese Financing	37,100,000	35,799,645	39,200,000	37,313,039
Cougar Japanese Financing	38,300,000	39,778,265	40,100,000	41,274,707
Captain Markos Dual-Fuel Japanese Financing	49,490,000	53,081,006	50,960,000	54,060,280
BALCAP Facility	54,118,360	52,976,276	58,266,112	56,498,815

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

The calculations of basic and diluted EPS for the periods presented are as follows:

	Three months ended		Six months ended
(In U.S. dollars except share data)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Numerator:
Net income	$55,382,036	$9,428,605	$65,464,137	$60,716,745
Denominator:
Basic weighted average number of common shares outstanding	42,535,822	42,491,949	42,481,943	41,703,983
Effect of dilutive restricted stock and restricted stock units	103,515	108,899	165,746	165,226
Diluted weighted average number of common shares outstanding	42,639,337	42,600,848	42,647,689	41,869,209
EPS:
Basic	$1.30	$0.22	$1.54	$1.46
Diluted	$1.30	$0.22	$1.53	$1.45

There were no shares of unvested restricted stock excluded from the calculation of the diluted EPS that the effect  of their inclusion would be anti-dilutive for the three and six months ended September 30, 2025 and 2024.

16.  Commitments and Contingencies

Commitments under Newbuilding Contracts

On November 24, 2023, we entered into an agreement for a newbuilding VLGC/AC with a cargo carrying capacity of 93,000 cbm that can transport LPG or ammonia, which is expected to be delivered from Hanwha Ocean Co. Ltd. in the second calendar quarter of 2026. As of September 30, 2025, we had the following commitments related to the construction of the newbuilding:

September 30, 2025
Less than one year	$74,380,137

Commitments under Contracts for Scrubbers and Other Vessel Upgrades

We had contractual commitments to fabricate scrubbers to reduce sulfur emissions and other vessel upgrades as follows:

September 30, 2025
Less than one year	$749,335

Time Charter-in

During the six months ended September 30, 2025, we chartered-in a VLGC for one year that was delivered to us in June 2025. We had the following time charter-in commitments relating to VLGCs:

September 30, 2025
Less than one year	$10,129,748

Operating Leases

We had the following commitments as a lessee under operating leases relating to our Denmark office:

September 30, 2025
Less than one year	$64,574

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

17. Subsequent Event

On November 5, 2025, we announced that our Board of Directors declared an irregular cash dividend of $0.65 per share of the Company’s common stock totaling $27.8 million. The dividend is payable on or about December 2, 2025 to all shareholders of record as of the close of business on November 17, 2025.

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

Overview

We are a Marshall Islands corporation headquartered in the United States and primarily focused on owning and operating VLGCs, each with a cargo-carrying capacity of greater than 80,000 cbm, in the LPG shipping industry. Our founding executives have managed vessels in the LPG shipping market since 2002. Our fleet currently consists of twenty-seven VLGC carriers, including one dual-fuel 84,000 cbm ECO-design VLGC, or our Dual-fuel ECO VLGC; nineteen fuel-efficient 84,000 cbm ECO-design VLGCs, or our ECO VLGCs; one 82,000 cbm modern VLGC; six time chartered-in VLGCs; four of which are Panamax size dual-fuel VLGCs; one time chartered-in ECO VLGC; and one chartered-in modern VLGC. The twenty-seven VLGCs in our fleet, including the six time chartered-in vessels, as of October 31, 2025, have an aggregate carrying capacity of approximately 2.3 million cbm and an average age of 9.0 years. On November 24, 2023, we entered into an agreement for a newbuilding VLGC/AC with a cargo carrying capacity of 93,000 cbm that can transport LPG or ammonia and is expected to be delivered from Hanwha Ocean Co. Ltd. in the second calendar quarter of 2026.

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

On April 1, 2015, Dorian and MOL Energia began operations of the Helios Pool, which entered into pool participation agreements for the purpose of establishing and operating, as charterer, under a variable rate time charter to be entered into with owners or disponent owners of VLGCs, a commercial pool of VLGCs whereby revenues and expenses are shared. The vessels entered into the Helios Pool may operate either in the spot market, pursuant to contracts of affreightment, or COAs, or on time charters of two years' duration or less. As of October 31, 2025, all twenty-seven of our VLGCs were employed in the Helios Pool, including our six time chartered-in vessels.

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

Recent Development

On November 5, 2025, we announced that our Board of Directors declared an irregular cash dividend of $0.65 per share of the Company’s common stock totaling $27.8 million. The dividend is payable on or about December 2, 2025 to all shareholders of record as of the close of business on November 17, 2025.

Our Fleet

The following table sets forth certain information regarding our fleet as of October 31, 2025:

					Scrubber		Time
	Capacity			ECO	Equipped		Charter-Out
	(Cbm)	Shipyard	Year Built	Vessel(1)	or Dual-Fuel	Employment	Expiration(2)
Dorian VLGCs
Captain John NP(3)	82,000	Hyundai	2007	—	—	Pool(5)	—
Comet	84,000	Hyundai	2014	X	S	Pool(5)	—
Corsair(4)	84,000	Hyundai	2014	X	S	Pool(5)	—
Corvette	84,000	Hyundai	2015	X	S	Pool(5)	—
Cougar(4)	84,000	Hyundai	2015	X	—	Pool(5)
Concorde	84,000	Hyundai	2015	X	S	Pool(5)	—
Cobra	84,000	Hyundai	2015	X	—	Pool(5)	—
Continental	84,000	Hyundai	2015	X	S	Pool(5)	—
Constitution	84,000	Hyundai	2015	X	S	Pool(5)	—
Commodore	84,000	Hyundai	2015	X	—	Pool-TCO(6)	Q3 2027
Cresques(4)	84,000	Hanwha Ocean	2015	X	S	Pool(5)	—
Constellation	84,000	Hyundai	2015	X	S	Pool(5)	—
Cheyenne	84,000	Hyundai	2015	X	S	Pool(5)	—
Clermont	84,000	Hyundai	2015	X	S	Pool-TCO(6)	Q4 2025
Cratis(4)	84,000	Hanwha Ocean	2015	X	S	Pool(5)	—
Chaparral(4)	84,000	Hyundai	2015	X	—	Pool(5)	—
Copernicus(4)	84,000	Hanwha Ocean	2015	X	S	Pool(5)	—
Commander	84,000	Hyundai	2015	X	S	Pool(5)	—
Challenger	84,000	Hyundai	2015	X	S	Pool-TCO(6)	Q3 2026
Caravelle(4)	84,000	Hyundai	2016	X	S	Pool(5)	—
Captain Markos(4)	84,000	Kawasaki	2023	X	DF	Pool(5)	—
Total	1,762,000

Time chartered-in VLGCs
Future Diamond(7)	80,876	Hyundai	2020	X	S	Pool(5)	—
HLS Citrine(8)	86,090	Hyundai	2023	X	DF	Pool(5)	—
HLS Diamond(9)	86,090	Hyundai	2023	X	DF	Pool(5)	—
Cristobal(10)	86,980	Hyundai	2023	X	DF	Pool(5)	—
Crystal Asteria(11)	84,229	Kawasaki	2021	X	DF	Pool(5)	—
BW Tokyo(12)	83,271	Mitsubishi	2009	—	—	Pool(5)	—
(1)	Represents vessels with very low revolutions per minute, long-stroke, electronically controlled engines, larger propellers, advanced hull design, and low friction paint.
(2)	Represents calendar year quarters.
(3)	Vessel was reflagged from the Bahamas to Madeira on December 2, 2024 to comply with EU regulations.
(4)	Operated pursuant to a bareboat chartering agreement. See Note 8 to our unaudited interim condensed consolidated financial statements.
(5)	“Pool” indicates that the vessel operates in the Helios Pool on a voyage charter with a third party and we receive a portion of the pool profits calculated according to a formula based on the vessel’s pro rata performance in the pool.
(6)	“Pool-TCO” indicates that the vessel is operated in the Helios Pool on a time charter out to a third party and we receive a portion of the pool profits calculated according to a formula based on the vessel’s pro rata performance in the pool.
(7)	Vessel has a Panamax beam and is currently time chartered-in to our fleet with an expiration during the first calendar quarter of 2027.
(8)	Vessel has a Panamax beam and is currently time chartered-in to our fleet with an expiration during the first calendar quarter of 2030 and purchase options beginning in year seven.
(9)	Vessel has a Panamax beam and is currently time chartered-in to our fleet with an expiration during the first calendar quarter of 2030 and purchase options beginning in year seven.

(10)	Vessel has a Panamax beam and shaft generator and is currently time chartered-in to our fleet with an expiration during the third calendar quarter of 2030 and purchase options beginning in year seven.
(11)	Vessel is currently time chartered-in to our fleet with an expiration during the second calendar quarter of 2026.
(12)	Vessel is currently time chartered-in to our fleet with an expiration during the second calendar quarter of 2028.

Results of Operations – For the three months ended September 30, 2025 as compared to the three months ended September 30, 2024

Revenues

The following table compares our revenues for the three months ended September 30:

			Increase /	Percent
	2025	2024	(Decrease)	Change
Net pool revenues—related party	$120,627,086	$79,877,644	$40,749,442	51.0%
Time charter revenues	—	2,432,989	(2,432,989)	(100.0)%
Other revenues, net	3,437,195	122,847	3,314,348	2,697.9%
Total	$124,064,281	$82,433,480	$41,630,801	50.5%

Revenues, which represent net pool revenues—related party, time charter revenues, and other revenues, net, were $124.1 million for the three months ended September 30, 2025, an increase of $41.7 million, or 50.5%, from $82.4 million for the three months ended September 30, 2024 primarily due to higher average TCE rates, which rose by $16,715 per available day from $37,010 for the three months ended September 30, 2024 to $53,725 for the three months ended September 30, 2025. The increase in TCE rates was primarily due to higher spot rates and lower bunker prices. The Baltic Exchange Liquid Petroleum Gas Index, an index published daily by the Baltic Exchange for the spot market rate for the benchmark Ras Tanura-Chiba route (expressed as U.S. dollars per metric ton), averaged $81.320 during the three months ended September 30, 2025 compared to an average of $52.049 during the three months ended September 30, 2024. The average price of very low sulfur fuel oil (expressed as U.S. dollars per metric ton) from Singapore and Fujairah decreased from $610 during the three months ended September 30, 2024, to $505 during the three months ended September 30, 2025. Additionally, available days for our fleet increased from 2,207 for the three months ended September 30, 2024 to 2,290 for the three months ended September 30, 2025, mainly driven by an increase in the number of vessels in our fleet, partially offset by a modest increase in off-hire days due to drydocking.

Vessel Operating Expenses

Vessel operating expenses were $20.7 million during the three months ended September 30, 2025, or $10,705 per vessel per calendar day, which is calculated by dividing vessel operating expenses by calendar days for the relevant time-period for the technically-managed vessels that were in our fleet and increased by $1.2 million, or 5.8% from $19.5 million for the three months ended September 30, 2024. The increase of $591 per vessel per calendar day, from $10,114 for the three months ended September 30, 2024 to $10,705 per vessel per calendar day for the three months ended September 30, 2025 was primarily the result of an increase per vessel per calendar day of non-capitalizable drydock-related operating expenses of $885. Excluding non-capitalizable drydock-related operating expenses, daily operating expenses decreased by $293, or 3.0%, from $9,767 for the three months ended September 30, 2024 to $9,474 for the three months ended September 30, 2025, mainly as a result of decreases in (i) spares and stores and (ii) repairs and maintenance costs.

General and Administrative Expenses

General and administrative expenses were $12.0 million for the three months ended September 30, 2025, a decrease of $4.5 million, or 27.0%, from $16.5 million for the three months ended September 30, 2024, driven by a decrease of $3.6 million in cash bonuses resulting from differences in the timing of the approvals of cash bonuses to certain employees, including the named executive officers, in the period ended September 30, 2024 when compared to the period ended September 30, 2025. Additionally, stock-based compensation fell by $1.1 million, partially offset by an increase of $0.2 million in other general and administrative expenses.

Interest and Finance Costs

Interest and finance costs amounted to $7.6 million for the three months ended September 30, 2025, a decrease of $1.8 million, or 19.5%, from $9.4 million for the three months ended September 30, 2024. The decrease of $1.8 million during this period was mainly due to (i) a reduction of $1.2 million in interest on our long-term debt and (ii) an increase of $0.6 million in capitalized interest. The decrease of $1.2 million in loan interest on our long-term debt was driven by a reduction of average indebtedness, excluding deferred financing fees, from $593.3 million for the three months ended September 30, 2024, to $539.9 million for the three months ended September 30, 2025, as well as a lower SOFR rate on the 2023 A&R Debt Facility during the three months ended September 30, 2025 when compared to the three months ended September 30, 2024.

Interest Income

Interest income amounted to $3.0 million for the three months ended September 30, 2025, compared to $4.5 million for the three months ended September 30, 2024. The decrease of $1.5 million is mainly attributable to (i) reduced interest rates over the periods presented, and (ii) moderately lower average cash balances for the three months ended September 30, 2025 when compared to the three months ended September 30, 2024.

Unrealized Loss on Derivatives

Unrealized loss on derivatives amounted to $0.4 million for the three months ended September 30, 2025, compared to a loss of $5.6 million for the three months ended September 30, 2024. The $5.2 million difference is primarily attributable to changes in forward SOFR yield curves and changes in notional amounts.

Realized Gain on Derivatives

Realized gain on derivatives amounted to $0.5 million for the three months ended September 30, 2025, compared to $1.7 million for the three months ended September 30, 2024. The unfavorable $1.2 million difference is primarily due to (i) the expiration of three interest rate swaps with a lower fixed rate than the interest rate swap that was in effect for the three months ended September 30, 2025 and (ii) changes in forward SOFR yield curves and notional amounts.

Results of Operations – For the six months ended September 30, 2025 as compared to the six months ended September 30, 2024

Revenues

The following table compares our revenues for the six months ended September 30:

			Increase /	Percent
	2025	2024	(Decrease)	Change
Net pool revenues—related party	$204,469,838	$189,284,698	$15,185,140	8.0%
Time charter revenues	—	5,847,340	(5,847,340)	(100.0)%
Other revenues, net	3,806,409	1,654,484	2,151,925	130.1%
Total	$208,276,247	$196,786,522	$11,489,725	5.8%

Revenues, which represent net pool revenues—related party, time charter revenues,  and other revenues, net, were $208.3 million for the six months ended September 30, 2025, an increase of $11.5 million, or 5.8%, from $196.8 million for the six months ended September 30, 2024 primarily due to higher average TCE rates, which rose by $3,347 per available day from $43,705 for the six months ended September 30, 2024 to $47,052 for the six months ended September 30, 2025. The increase in TCE rates was primarily due to higher spot rates and lower bunker prices. The Baltic Exchange Liquid Petroleum Gas Index, an index published daily by the Baltic Exchange for the spot market rate for the benchmark Ras Tanura-Chiba route (expressed as U.S. dollars per metric ton), averaged $72.693 during the six months ended September 30, 2025 compared to an average of $62.118 during the six months ended September 30, 2024. The average price of very low sulfur fuel oil (expressed as U.S. dollars per metric ton) from Singapore and Fujairah decreased from $618 during the six months ended September 30, 2024, to $508 during the six months ended September 30, 2025. Partially offsetting the increase in revenues was a decrease in available days for our fleet that declined from 4,467 the six months ended September 30, 2024 to 4,376 for the six months ended September 30, 2025, mainly driven by an increase in the number of vessels drydocked.

Vessel Operating Expenses

Vessel operating expenses were $42.6 million during the six months ended September 30, 2025, or $11,084 per vessel per calendar day, which is calculated by dividing vessel operating expenses by calendar days for the relevant time-period for the technically-managed vessels that were in our fleet and increased by $2.6 million, or 6.4% from $40.0 million for the six months ended September 30, 2024. The increase of $670 per vessel per calendar day, from $10,414 for the six months ended September 30, 2024 to $11,084 per vessel per calendar day for the six months ended September 30, 2025 was primarily the result of an increase of $1,071 per vessel per calendar day of non-capitalizable drydock-related operating expenses. Excluding non-capitalizable drydock-related operating expenses, daily operating expenses were decreased by $401 from $10,190 for the six months ended September 30, 2024 to $9,789 for the six months ended September 30, 2025, mainly as a result of decreases in (i) spares and stores and (ii) repairs and maintenance costs.

General and Administrative Expenses

General and administrative expenses were $28.9 million for the six months ended September 30, 2025, an increase of $2.0 million, or 7.6%, from $26.9 million for the six months ended September 30, 2024. The increase was driven by increases of $2.2 million in cash bonuses, and $0.6 in employee related costs and benefits, partially offset by a reduction of $0.6 million in stock-based compensation, and $0.2 million in other general and administrative expenses.

Interest and Finance Costs

Interest and finance costs amounted to $15.3 million for the six months ended September 30, 2025, a decrease of $3.7 million, or 19.2%, from $19.0 million for the six months ended September 30, 2024. The decrease of $3.7 million during this period was mainly due to (i) a reduction of $2.5 million in interest on our long-term debt, (ii) an increase of $1.1 million in capitalized interest, and (iii) an decrease of 0.1 million in the amortization of financing costs. The decrease of $2.5 million in loan interest on our long-term debt was driven by a decrease in average indebtedness, excluding deferred financing fees, from $599.9 million for the six months ended September 30, 2024 to $546.3 million for the six months ended September 30, 2025, as well as a lower SOFR rate on the 2023 A&R Debt Facility during the six months ended September 30, 2025 when compared to the six months ended September 30, 2024.

Interest Income

Interest income amounted to $5.8 million for the six months ended September 30, 2025, compared to $8.2 million for the six months ended September 30, 2024. The decrease of $2.4 million is mainly attributable to (i) reduced interest rates over the periods presented, and (ii) moderately lower average cash balances for the six months ended September 30, 2025 when compared to the six months ended September 30, 2024.

Unrealized Loss on Derivatives

Unrealized loss on derivatives amounted to $1.6 million for the six months ended September 30, 2025, compared to $6.0 million for the six months ended September 30, 2024. The $4.4 million difference is primarily attributable to changes in forward SOFR yield curves and changes in notional amounts.

Realized Gain on Derivatives

Realized gain on derivatives was $1.1 million for the six months ended September 30, 2025, compared to $3.4 million for the six months ended September 30, 2024. The unfavorable $2.3 million difference is primarily due to (i) the expiration of three interest rate swaps with a lower fixed rate than the interest rate swap that was in effect for the six months ended September 30, 2025 and (ii) changes in forward SOFR yield curves and notional amounts.

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

	Three months ended		Six months ended
(in U.S. dollars, except fleet data)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Financial Data
Adjusted EBITDA(1)	$85,718,472	$46,151,691	$124,296,808	$124,109,084
Fleet Data
Calendar days(2)	1,932	1,932	3,843	3,843
Time chartered-in days(3)	461	340	831	704
Available days(4)	2,290	2,207	4,376	4,467
Average Daily Results (1)
Time charter equivalent rate(5)	$53,725	$37,010	$47,052	$43,705
Daily vessel operating expenses (6)	$10,705	$10,114	$11,084	$10,414

(1)	Adjusted EBITDA is an unaudited non-U.S. GAAP measure and represents net income/(loss) before interest and finance costs, unrealized (gain)/loss on derivatives, realized (gain)/loss on interest rate swaps, stock-based compensation expense, impairment, and depreciation and amortization and is used as a supplemental measure by management to assess our financial and operating performance. We believe that adjusted EBITDA assists our management and investors by increasing the comparability of our performance from period to period and management makes business and resource-allocation decisions based on such comparisons. This increased comparability is achieved by excluding the potentially disparate effects between periods of derivatives, interest and finance costs, stock-based compensation expense, impairment, and depreciation and amortization expense, which items are affected by various and possibly changing financing methods, capital structure and historical cost basis and which items may significantly affect net income/(loss) between periods. We believe that including adjusted EBITDA as a financial and operating measure benefits investors in selecting between investing in us and other investment alternatives.

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

The following table sets forth a reconciliation of net income to Adjusted EBITDA (unaudited) for the periods presented:

	Three months ended		Six months ended
(in U.S. dollars)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net income	$55,382,036	$9,428,605	$65,464,137	$60,716,745
Interest and finance costs	7,599,108	9,438,273	15,313,905	18,956,703
Unrealized loss on derivatives	381,658	5,583,238	1,565,499	6,004,865
Realized gain on interest rate swaps	(528,095)	(1,667,809)	(1,067,524)	(3,385,058)
Stock-based compensation expense	4,961,896	5,998,722	6,719,775	7,274,181
Depreciation and amortization	17,921,869	17,370,662	36,301,016	34,541,648
Adjusted EBITDA	$85,718,472	$46,151,691	$124,296,808	$124,109,084

(2)	We define calendar days as the total number of days in a period during which each vessel in our fleet was owned or operated pursuant to a bareboat charter. Calendar days are an indicator of the size of the fleet over a period and affect both the amount of revenues and the amount of vessel operating expenses that are recorded during that period.

(3)	We define time chartered-in days as the aggregate number of days in a period during which we time chartered-in vessels from third parties. Time chartered-in days are an indicator of the size of the fleet over a period and affect both the amount of revenues and the amount of charter hire expenses that are recorded during that period.

(4)	We define available days as the sum of calendar days and time chartered-in days (collectively representing our commercially-managed vessels) less aggregate off hire days associated with both unscheduled and scheduled maintenance, which include major repairs, drydockings, vessel upgrades or special or intermediate surveys. We use available days to measure the aggregate number of days in a period that our vessels should be capable of generating revenues.

(5)	Time charter equivalent rate, or TCE rate, is a non-U.S. GAAP measure of the average daily revenue performance of a vessel. TCE rate is a shipping industry performance measure used primarily to compare period-to-period changes in a shipping company’s performance despite changes in the mix of charter types (such as time charters, voyage charters) under which the vessels may be employed between the periods and is a factor in management’s business decisions and is useful to investors in understanding our underlying performance and business trends. Our method of calculating TCE rate is to divide revenue net of voyage expenses by available days for the relevant time period, which may not be calculated the same by other companies. The following table sets forth a reconciliation of revenues to TCE rate (unaudited) for the periods presented:

(in U.S. dollars, except available days)	Three months ended		Six months ended
Numerator:	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenues	$124,064,281	$82,433,480	$208,276,247	$196,786,522
Voyage expenses	(1,033,917)	(752,552)	(2,376,673)	(1,557,537)
Time charter equivalent	$123,030,364	$81,680,928	$205,899,574	$195,228,985

Pool adjustment*	—	—	895,366	(2,050)
Time charter equivalent excluding pool adjustment*	$123,030,364	$81,680,928	$206,794,940	$195,226,935

Denominator:
Available days	2,290	2,207	4,376	4,467
TCE rate:
Time charter equivalent rate	$53,725	$37,010	$47,052	$43,705
TCE rate excluding pool adjustment*	$53,725	$37,010	$47,257	$43,704

* Adjusted for the effects of reallocations of pool profits in accordance with the pool participation agreements primarily resulting from the actual speed and consumption performance of the vessels operating in the Helios Pool exceeding the originally estimated speed and consumption levels.

(6)	Daily vessel operating expenses are calculated by dividing vessel operating expenses by calendar days for the relevant time period.

Liquidity and Capital Resources

Our business is capital intensive, and our future success depends on our ability to maintain a high-quality fleet. As of September 30, 2025, we had cash and cash equivalents of $268.3 million and restricted cash of $0.1 million.

Our primary sources of capital during the six months ended September 30, 2025 was $47.2 million in cash generated from operations. As of September 30, 2025, the outstanding balance of our long-term debt, net of deferred financing fees of $3.6 million, was $526.4 million including $54.2 million of principal on our long-term debt scheduled to be repaid within the next twelve months.

Operating expenses, including expenses to maintain the quality of our vessels in order to comply with international shipping standards and environmental laws and regulations, the funding of working capital requirements, long-term debt repayments, financing costs, commitments, as described in Note 16 to our unaudited condensed consolidated financial statements, for the building of a VLGC/AC, the fabrication and installation of scrubber, and drydocking represent our short-term, medium-term and long-term liquidity needs as of September 30, 2025. We anticipate satisfying our liquidity needs for at least the next twelve months with cash on hand, cash from operations and, if needed, drawdowns on the revolving credit facility available under the 2023 A&R Debt Facility. We may also seek additional liquidity through alternative sources of debt financings and/or through equity financings by way of private or public offerings. However, if these sources are insufficient to satisfy our short-term liquidity needs, or to satisfy our future medium-term or long-term liquidity needs, we may need to seek alternative sources of financing and/or modifications of our existing credit facility and financing arrangements. There is no assurance that we will be able to obtain any such financing or modifications to our existing credit facility and financing arrangements on terms acceptable to us, or at all.

On February 2, 2022, our Board of Directors authorized the repurchase of up to $100.0 million of our common shares (the “2022 Common Share Repurchase Authority”). Under this authorization, when in force, purchases were and may be made at our discretion in the form of open market repurchase programs, privately negotiated transactions, accelerated share repurchase programs or a combination of these methods. The actual amount and timing of share repurchases are subject to capital availability, our determination that share repurchases are in the best interests of our shareholders, and market conditions. As of September 30, 2025, our total purchases under the 2022 Common Share Repurchase Authority totaled 261,500 shares for an aggregate consideration of $5.6 million. This includes 100,000 shares repurchased for $1.8 million during the six months ended September 30, 2025. See “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – Issuer Purchases of Equity Securities.” We are not obligated to make any common share repurchases.

On May 2, 2025, we announced that our Board of Directors declared an irregular cash dividend of $0.50 per share of our common stock to all shareholders of record as of the close of business on May 16, 2025, totaling $21.3 million. We paid $21.2 million on May 29, 2025, with the remaining $0.1 million deferred until certain shares of restricted stock vest.

On August 1, 2025, we announced that our Board of Directors has declared an irregular cash dividend of $0.60 per share to all shareholders of record as of the close of business on August 12, 2025, totaling $25.7 million. We paid $25.6 million on August 27, 2025, with the remaining $0.1 million deferred until certain shares of restricted stock vest.

On November 5, 2025, we announced that our Board of Directors declared an irregular cash dividend of $0.65 per share of the Company’s common stock totaling $27.8 million. The dividend is payable on or about December 2, 2025 to all shareholders of record as of the close of business on November 17, 2025.

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

Cash Flows

The following table summarizes our cash and cash equivalents provided by/(used in) operating, financing and investing activities for the six months ended September 30:

	September 30, 2025	September 30, 2024
Net cash provided by operating activities	$47,220,965	$98,558,859
Net cash used in investing activities	(16,312,969)	(1,030,260)
Net cash used in financing activities	(79,736,207)	(30,607,995)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	$(48,569,427)	$66,910,835

Operating Cash Flows.  Net cash provided by operating activities for the six months ended September 30, 2025 was $47.2 million, compared to $98.6 million for the six months ended September 30, 2024. The $51.4 million decrease in cash generated from operations, was primarily driven by changes in working capital. The unfavorable change in working capital was mainly from amounts due from the Helios Pool as distributions from the Helios Pool are impacted by the timing of the completion of voyages, spot market rates and bunker prices.

Net cash flow from operating activities depends upon our overall profitability, spot market rates for vessels employed on voyage charters and in the Helios Pool, charter rates agreed to for time charters, the timing and amount of payments for drydocking expenditures and unscheduled repairs and maintenance, fluctuations in working capital balances and bunker costs.

Investing Cash Flows.  Net cash used in investing activities was $16.3 million for the six months ended September 30, 2025 compared with net cash used in investing activities of $1.0 million for the six months ended September 30, 2024. For the six months ended September 30, 2025, net cash used in investing activities was comprised of $16.3 million of payments for vessel under construction and other capital expenditures for vessels.

For the six months ended September 30, 2024, net cash used in investing activities was comprised of $2.8 million of payments for vessel under construction and other capital expenditures for vessels, partially offset by a $1.8 million maturity of available-for-sale debt securities.

Financing Cash Flows.  Net cash used in financing activities was $79.7 million for the six months ended September 30, 2025, compared with net cash used in financing activities of $30.6 million for the six months ended September 30, 2024. For the six months ended September 30, 2025, net cash used in financing activities consisted of (i) dividend payments of $47.6 million; (ii) repayments of long-term debt of $27.4 million; and (iii) payments to repurchase common stock of $4.7 million.

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

As our vessels age and our fleet expands, our drydocking expenses will increase. We estimate the current cash outlay for a VLGC special survey to be approximately $1.3 to $1.4 million per vessel (excluding any capital improvements, such as scrubbers, ballast water management systems, energy saving devices, and performance improvement additions to the vessel that may be made during such drydockings) and the cost of an intermediate survey to be between $150,000 and $250,000 per vessel. Ongoing costs for compliance with environmental regulations are primarily included as part of our drydocking and classification society survey costs. In order to comply with current emissions regulations, we have installed scrubbers on fifteen of our vessels and have one chartered-in scrubber-equipped vessel, which allows us to burn heavy fuel oil. Our other non-dual fuel vessels currently consume compliant fuels on board (0.5% sulfur), which are readily available globally, but at a significantly higher cost. We have entered into a contract to fabricate a scrubber for installation on our newbuilding VLGC/AC with remaining commitments on this contract totaling $0.2 million as of September 30, 2025. We also have one newbuilding Dual-fuel ECO VLGC and four chartered-in dual-fuel vessels that have the capability to burn LPG as fuel, which we believe provides an economic benefit over traditional fuel. Please see “Item 1A. Risk Factors—Risks Relating to Our Company— We may incur increasing costs for the drydocking, maintenance or replacement of our vessels as they age and the risks associated with older vessels could adversely affect our ability to obtain profitable charters” in our Annual Report on Form 10-K for the year ended March 31, 2025.

On November 24, 2023, we entered into an agreement for a newbuilding VLGC/AC with a cargo carrying capacity of 93,000 cbm that can transport LPG or ammonia, which is expected to be delivered from Hanwha Ocean Co. Ltd. in the second calendar quarter of 2026. As of September 30, 2025 we had approximately $74.4 million of commitments under the newbuilding contracts outstanding that we expect to settle during certain milestones through the expected delivery of the vessel.

Debt Obligations

For information relating to our secured term loan facilities and Japanese financing arrangements, refer to Note 10 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2025 and Note 8 to our unaudited interim condensed consolidated financial statements for September 30, 2025 included herein.

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

As of September 30, 2025, independent appraisals of our technically-managed VLGCs in our fleet had no indications of impairment on any of our VLGCs in accordance with ASC 360 Property, Plant, and Equipment. No impairment charges were recognized for the six months ended September 30, 2025 and 2024.

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

Interest Rate Risk

The LPG shipping industry is capital intensive, requiring significant amounts of investment. Much of this investment is provided in the form of long-term debt. Our 2023 A&R Debt Facility, as described in Note 8 to our unaudited interim condensed consolidated financial statements, contains interest rates that fluctuate with SOFR. We have one outstanding interest rate swap agreement. We have hedged $140.0 million of amortizing principal under the 2023 A&R Debt Facility as of September 30, 2025 (corresponding to 80% of the outstanding indebtedness under that agreement) and thus increasing interest rates could adversely impact our future earnings due to additional interest expense on the unhedged portion of that debt. For the 12 months following September 30, 2025, a hypothetical increase or decrease of 20 basis points in the underlying SOFR rates would result in an increase or decrease of our interest expense on all of our non-hedged interest-bearing debt by $0.1 million assuming all other variables are held constant.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2025. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those internal control systems determined to be effective can provide only a level of reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the six months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Increased trade tensions between the U.S. and China could have a material adverse effect on our operations and financial results.

On April 17, 2025, the United States Trade Representative (“USTR”) implemented significant trade actions as the result of an investigation conducted under Section 301 of the Trade Act of 1974, including a fee to be paid by a vessel’s operator for any vessel owned or operated by a Chinese entity arriving to a U.S. port, to be paid up to five times per calendar year, per vessel pursuant to a formula relating to a vessels tonnage capacity. Another fee, under Annex II of the USTR’s notice of action, would be charged to operators of Chinese-built vessels, subject to certain targeted coverage exclusions. These fees became effective for vessels arriving at U.S. ports of entry on October 14, 2025.

On October 10, 2025, in response to the USTR action, China’s Ministry of Transport (the “Ministry”) announced retaliatory special port service fees applicable to vessels calling at Chinese ports which are built or flagged in the U.S. or owned or operated by certain U.S.-linked persons. These fees also became effective on October 14, 2025, although there was ambiguity surrounding the application and legal responsibility of the port fees.

On November 1, the U.S. announced that it had reached a trade agreement with China whereby both countries agreed in part to a one-year suspension of the implementation of these port fees beginning on November 10, 2025. As such, we do not expect us or our charterers to be materially impacted by such port fees at this time. However, trade relations between the two countries can be unpredictable and volatile, and other retaliatory actions by U.S., China or other countries could indirectly impact port-related costs, disrupt global shipping patterns and potentially cause delays in cargo movement, or increased congestion and costs at ports worldwide, including U.S. ports, further compounding disruptions within the global shipping industry. At this time we cannot predict what actions may be taken in the future or how such actions may ultimately impact our operations and financial results or our charterers.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The table below sets forth information regarding our purchases of our common shares during the quarterly period ended September 30, 2025:

			Total
			Number of
			Shares
			Purchased as
			Part of	Maximum Dollar
	Total		Publicly	Value of Shares
	Number	Average	Announced	that May Yet Be
	of Shares	Price Paid	Plans or	Purchased Under the
Period	Purchased	Per Share	Programs	Plan or Programs
July 1 to 31, 2025	—	$—	—	$94,397,162
August 1 to 31, 2025	94,459	30.76	—	94,397,162
September 1 to 30, 2025	—	—	—	94,397,162
Total	94,459	$30.76	—	$94,397,162

Purchases of our common shares during the quarterly period ended September 30, 2025 represent share common shares reacquired in satisfaction of tax withholding obligations upon vesting of employee restricted equity awards.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2025, and as of September 30, 2025, no director or officer (as defined under Exchange Act Rule 16a-1(f)) of the Company has adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement”, as defined under Item 408(a) of Regulation S-K.

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

Dorian LPG Ltd.
(Registrant)

Date: November 5, 2025	/s/ John C. Hadjipateras
John C. Hadjipateras
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2025	/s/ Theodore B. Young
Theodore B. Young
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)