Form 10-Q
period 2025-12-31
DORIAN LPG LTD.
filed 2026-02-05
CIK 1596993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

As of January 31, 2026, there were 42,744,103 shares of the registrant’s common stock outstanding.

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

These risks include the risks that are identified in the “Risk Factors” section of this quarterly report and of our Annual Report on Form 10-K for the fiscal year ended March 31, 2025, and also include, among others, risks associated with the following:

●	our future operating or financial results;

●	our business strategies, including with respect to acquisitions and chartering, and expected capital spending or operating expenses, as well as any difficulty we may have in managing planned growth properly;

●	the cost and effects of cybersecurity incidents or other failures, interruptions, or security breaches of our systems or those of our customers or third-party providers, including software failures, unforeseeable security breaches, or incidents stemming from the misuse or intentional or unintentional misapplication of artificial intelligence in our business;

●	the strength of world economies;

●	general domestic and international geopolitical conditions, including political uncertainty in Venezuela as a result of U.S. intervention and the corresponding impact on the oil and natural gas markets, and increasing global tensions due to the stated desire by the U.S. to control Greenland;

●	recent and potential future trade policy matters, such as increased trade protectionism, the imposition of tariffs and other import restrictions, including those impacting the maritime shipping industry, such as the potential escalation of trade tensions between China and the U.S.;

●	shipping trends, including changes in charter rates applicable to alternative propulsion technologies, exhaust gas cleaning system (commonly referred to as “scrubbers”) equipped and non-scrubber equipped vessels, scrapping rates and vessel and other asset values;

●	changes in trading patterns that impact tonnage requirements, including without limitation, tariffs that have been or may be imposed by various countries including without limitation the United Sates and China, changes resulting from the ongoing conflicts in Ukraine and the Middle East;

●	compliance with laws, treaties, rules, regulations and policies (including amendments or other changes thereto) applicable to the liquefied petroleum gas, or LPG, shipping industry, including, without limitation, legislation adopted by international organizations such as the International Maritime Organization and the European Union or by individual countries, as well as the impact and costs of our compliance with, and the potential of liability under, such laws, treaties, rules, regulations and policies;

●	investors’, banks’, counterparties’ and other stakeholders’ increasing emphasis on environmental and safety concerns and increasing scrutiny and changing expectations with respect to public company Environmental, Social and Governance (“ESG”) policies and costs related to compliance with ESG measures;

●	general economic conditions and specific economic conditions in the oil and natural gas industry and the countries and regions where LPG is produced and consumed, including the impact of central bank policies, intended to combat inflation and rising interest rates, on the demand for LPG;

●	completion of infrastructure projects to support marine transportation of LPG, including export terminals and pipelines;

●	factors affecting supply of and demand for LPG including propane, butane, isobutane, propylene and mixtures of these gases, LPG shipping, and LPG vessels, including, among other things: the production levels, price and worldwide consumption and storage of oil, refined petroleum products and natural gas, including production from United States shale fields; any oversupply of or limited demand for LPG vessels comparable to ours or higher specification vessels; trade conflicts and the imposition of tariffs or otherwise on LPG resulting from domestic and international political and geopolitical conditions or events, including “trade wars”, the ongoing conflict between Russia and Ukraine and developments in the Middle East (including without limitation the Israel – Iran conflict); and shifts in consumer demand from LPG towards other energy sources;

●	any decrease in the value of the charter-free market values of our vessels or reduction in our charter hire rates and profitability associated with such vessels as a result of increase in the supply of or decrease in the demand for LPG, LPG shipping or LPG vessels including an increase in available tonnage due to Very Large Ethane Carriers transporting LPG;

●	business disruptions, including supply chain issues, due to damage to storage or receiving facilities, or natural disasters;

●	greater than anticipated levels of LPG vessel newbuilding orders or lower than anticipated rates of LPG vessel scrapping;

●	the aging of the Company’s fleet which could result in increased operating costs, impairment or loss of hire;

●	our ability to profitably employ our vessels, including vessels participating in the Helios Pool (defined below);

●	unavailability of spot charters and the volatility of prevailing spot market charter rates, which may affect our ability to realize the expected benefits from our time chartered-in vessels, including those in the Helios Pool;

●	failure of our charterers or other counterparties to meet their obligations under our charter agreements;

●	shareholders’ reliance on us to enforce our rights against contract counterparties;

●	competition in the LPG shipping industry, including our ability to compete successfully for future chartering opportunities and newbuilding opportunities (if any);

●	future purchase prices of newbuildings and secondhand vessels and timely deliveries of such vessels (if any) and, relatedly, the risks associated with the purchase of second-hand vessels;

●	the performance of the Helios Pool, including the failure of its significant customers to perform their obligations and the loss or reduction in business from its significant customers (or if the same were to occur with respect to our significant customers);

●	the availability of and our ability to obtain such financing and capital to refinance existing indebtedness and to fund capital expenditures, acquisitions and other general corporate purposes, the terms of such financing or capital and our ability to comply with the restrictions and other covenants set forth in our existing and future debt agreements and financing arrangements (and our ability to repay or refinance our existing debt and settling of interest rate swaps, if any);

●	our costs, including crew wages, insurance, provisions, repairs and maintenance, general and administrative expenses, drydocking, and bunker prices, as applicable;

●	any inability to retain and recruit qualified key executives, key employees, key consultants or skilled workers and, relatedly, our dependence on key personnel and the availability of skilled workers, and the related labor costs, including as a result of the ongoing conflict between Russia and Ukraine;

●	the potential difference in interests between or among certain of our directors, officers, key executives and shareholders;

●	quality and efficiency requirements from customers and applicable laws and regulations and developments regarding the technologies relating to the LPG sector and the effects of and our ability to implement new products and new technology available in our industry, including with respect to equipment propulsion and overall vessel efficiency, including the reduction of traditional emissions;

●	operating hazards in the maritime transportation industry, and catastrophic events, including accidents, political events, public health threats (including the outbreak of communicable diseases), international hostilities and instability, armed conflict, piracy, attacks on vessels or other petroleum-related infrastructures and acts by terrorists, which may cause potential disruption of shipping routes;

●	the length and severity of epidemics and other public health concerns, including any impact on the demand for commercial seaborne transportation of LPG, supply chain disruptions and the condition of financial markets and the potential associated impacts to our global operations;

●	business disruptions due to natural disasters or adverse weather outside of our control;

●	the adequacy of our insurance coverage in the event of a catastrophic event;

●	the failure to protect our information systems against security breaches, or the failure or unavailability of these systems for a significant period;

●	the arresting or attachment of one or more of our vessels by maritime claimants;

●	compliance with and changes to governmental, tax, environmental and safety laws and regulations, which may add to our costs or the costs of our customers;

●	fluctuations in currencies, foreign exchange rates, and interest rates including, but not limited to, the Secured Overnight Financing Rate (“SOFR”);

●	compliance with the United States Foreign Corrupt Practices Act of 1977, the United Kingdom Bribery Act 2010, or other applicable regulations relating to bribery;

●	the volatility of the price of shares of our common stock, par value $0.01 per share, (our “common shares”) and future sales of our common shares;

●	if we will or will be able to pay dividends (irregular or otherwise) in the future, and any change or elimination of the Company’s dividend at any time at the discretion of our Board of Directors;

●	our incorporation under the laws of the Republic of the Marshall Islands and the different rights to relief that may be available compared to other countries, including the United States;

●	congestion at or blockages of ports or canals, including drought conditions at the Panama Canal;

●	any developments in the existing Panama Canal transportation structure as a result of either the potential tender to be conducted by the Panama Canal Authority for the development of a new pipeline or a the study announced by the Panamanian government and Energy Transfer LP in 2021 to analyze the prospects of building an LPG pipeline, potentially running beside the existing Panama Canal and linking the Atlantic Ocean with the Pacific Ocean;

●	if we are required to pay tax on U.S. source income;

●	if we are treated as a “passive foreign investment company”; and

●	other factors detailed in this report and from time to time in our periodic reports.

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

Dorian LPG Ltd.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dorian LPG Ltd.

Unaudited Condensed Consolidated Balance Sheets

(Expressed in United States Dollars, except for share data)

	As of	As of
	December 31, 2025	March 31, 2025
Assets
Current assets
Cash and cash equivalents	$294,492,379	$316,877,584
Trade receivables, net and accrued revenues	1,634,228	1,356,827
Due from related parties	71,715,752	48,090,301
Inventories	2,250,656	2,508,684
Prepaid expenses and other current assets	22,193,053	13,523,008
Total current assets	392,286,068	382,356,404
Fixed assets
Vessels, net	1,102,793,855	1,149,806,782
Vessel under construction	64,805,270	37,274,863
Total fixed assets	1,167,599,125	1,187,081,645
Other non-current assets
Deferred charges, net	25,098,842	17,237,662
Derivative instruments	1,761,090	3,497,493
Due from related parties—non-current	27,500,000	26,400,000
Restricted cash—non-current	81,418	76,028
Operating lease right-of-use assets	160,430,695	159,212,010
Other non-current assets	2,982,095	2,799,038
Total assets	$1,777,739,333	$1,778,660,280
Liabilities and shareholders’ equity
Current liabilities
Trade accounts payable	$6,690,725	$11,549,950
Accrued expenses	8,933,011	5,387,465
Due to related parties	240,732	39,339
Deferred income	501,203	679,257
Current portion of long-term operating lease liabilities	47,812,434	34,808,203
Current portion of long-term debt	97,746,233	54,504,778
Dividends payable	537,458	915,150
Total current liabilities	162,461,796	107,884,142
Long-term liabilities
Long-term debt—net of current portion and deferred financing fees	415,437,178	498,773,969
Long-term operating lease liabilities	112,630,566	124,419,545
Other long-term liabilities	1,580,355	1,476,439
Total long-term liabilities	529,648,099	624,669,953
Total liabilities	692,109,895	732,554,095
Commitments and contingencies	—	—
Shareholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued nor outstanding	—	—
Common stock, $0.01 par value, 450,000,000 shares authorized, 54,609,290 and 54,324,437 shares issued, 42,744,103 and 42,747,720 shares outstanding (net of treasury stock), as of December 31, 2025 and March 31, 2025, respectively	546,093	543,244
Additional paid-in-capital	876,275,164	867,524,073
Treasury stock, at cost; 11,865,187 and 11,576,717 shares as of December 31, 2025 and March 31, 2025, respectively	(140,116,177)	(133,103,957)
Retained earnings	348,924,358	311,142,825
Total shareholders’ equity	1,085,629,438	1,046,106,185
Total liabilities and shareholders’ equity	$1,777,739,333	$1,778,660,280

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dorian LPG Ltd.

Unaudited Condensed Consolidated Statements of Operations

(Expressed in United States Dollars)

	Three months ended		Nine months ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Revenues
Net pool revenues—related party	$118,415,858	$78,022,488	$322,885,696	$267,307,186
Time charter revenues	—	2,433,411	—	8,280,751
Other revenues, net	1,548,429	210,880	5,354,838	1,865,364
Total revenues	119,964,287	80,666,779	328,240,534	277,453,301
Expenses
Voyage expenses	1,732,701	950,842	4,109,374	2,508,379
Charter hire expenses	18,186,009	10,586,115	42,622,036	31,082,323
Profit sharing expenses	659,346	—	659,346	—
Vessel operating expenses	19,851,216	21,439,514	62,445,778	61,459,709
Depreciation and amortization	18,129,336	17,497,383	54,430,352	52,039,031
General and administrative expenses	10,779,733	7,464,856	39,701,876	34,347,576
Total expenses	69,338,341	57,938,710	203,968,762	181,437,018
Other income—related parties	685,009	655,365	1,975,737	1,936,762
Operating income	51,310,955	23,383,434	126,247,509	97,953,045
Other income/(expenses)
Interest and finance costs	(7,066,278)	(8,884,499)	(22,380,183)	(27,841,202)
Interest income	2,737,490	3,797,264	8,577,713	11,986,945
Unrealized gain/(loss) on derivatives	(170,904)	2,865,617	(1,736,403)	(3,139,248)
Realized gain on derivatives	407,391	838,906	1,474,915	4,210,274
Other gain/(loss), net	(29,756)	(638,894)	469,484	(1,091,241)
Total other expenses, net	(4,122,057)	(2,021,606)	(13,594,474)	(15,874,472)
Net income	$47,188,898	$21,361,828	$112,653,035	$82,078,573

Weighted average shares outstanding:
Basic	42,598,873	42,574,256	42,521,062	41,995,129
Diluted	42,598,873	42,595,323	42,671,107	42,114,087

Earnings per common share—basic	$1.11	$0.50	$2.65	$1.95
Earnings per common share—diluted	$1.11	$0.50	$2.64	$1.95

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dorian LPG Ltd.

Unaudited Condensed Consolidated Statements of Shareholders’ Equity

(Expressed in United States Dollars, except for number of shares)

	Number of			Additional
	common	Common	Treasury	paid-in	Retained
	shares	stock	stock	capital	Earnings	Total
Balance, April 1, 2024	51,995,027	$519,950	$(126,837,239)	$772,714,486	$377,135,886	$1,023,533,083
Net income for the period	—	—	—	—	51,288,140	51,288,140
Common share issuance	2,000,000	20,000	—	84,367,701	—	84,387,701
Dividend ($1.00 per common share)	—	—	—	—	(40,619,448)	(40,619,448)
Stock-based compensation	—	—	—	1,275,459	—	1,275,459
Balance, June 30, 2024	53,995,027	$539,950	$(126,837,239)	$858,357,646	$387,804,578	$1,119,864,935
Net income for the period	—	—	—	—	9,428,605	9,428,605
Common share issuance	—	—	—	21,660	—	21,660
Restricted share award issuances	299,669	2,997	—	(2,997)	—	—
Dividend ($1.00 per common share)	—	—	—	—	(42,804,479)	(42,804,479)
Stock-based compensation	—	—	—	5,998,722	—	5,998,722
Purchase of treasury stock	—	—	(4,259,668)	—	—	(4,259,668)
Balance, September 30, 2024	54,294,696	$542,947	$(131,096,907)	$864,375,031	$354,428,704	$1,088,249,775
Net income for the period	—	—	—	—	21,361,828	21,361,828
Dividend ($1.00 per common share)	—	—	—	—	(42,804,479)	(42,804,479)
Stock-based compensation	—	—	—	1,701,724	—	1,701,724
Balance, December 31, 2024	54,294,696	$542,947	$(131,096,907)	$866,076,755	$332,986,053	$1,068,508,848

	Number of			Additional
	common	Common	Treasury	paid-in	Retained
	shares	stock	stock	capital	Earnings	Total
Balance, April 1, 2025	54,324,437	$543,244	$(133,103,957)	$867,524,073	$311,142,825	$1,046,106,185
Net income for the period	—	—	—	—	10,082,101	10,082,101
Dividend ($0.50 per common share)	—	—	—	—	(21,323,860)	(21,323,860)
Stock-based compensation	—	—	—	1,757,879	—	1,757,879
Purchase of treasury stock	—	—	(1,822,780)	—	—	(1,822,780)
Balance, June 30, 2025	54,324,437	$543,244	$(134,926,737)	$869,281,952	$299,901,066	$1,034,799,525
Net income for the period	—	—	—	—	55,382,036	55,382,036
Restricted share award issuances	284,853	2,849	—	(2,849)	—	—
Dividend ($0.60 per common share)	—	—	—	—	(25,702,868)	(25,702,868)
Stock-based compensation	—	—	—	4,961,896	—	4,961,896
Purchase of treasury stock	—	—	(2,907,988)	—	—	(2,907,988)
Balance, September 30, 2025	54,609,290	$546,093	$(137,834,725)	$874,240,999	$329,580,234	$1,066,532,601
Net income for the period	—	—	—	—	47,188,898	47,188,898
Dividend ($0.65 per common share)	—	—	—	—	(27,844,774)	(27,844,774)
Stock-based compensation	—	—	—	2,034,165	—	2,034,165
Purchase of treasury stock	—	—	(2,281,452)	—	—	(2,281,452)
Balance, December 31, 2025	54,609,290	$546,093	$(140,116,177)	$876,275,164	$348,924,358	$1,085,629,438

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dorian LPG Ltd.

Unaudited Condensed Consolidated Statements of Cash Flows

(Expressed in United States Dollars)

	Nine months ended
	December 31, 2025	December 31, 2024
Cash flows from operating activities:
Net income	$112,653,035	$82,078,573
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,430,352	52,039,031
Non-cash lease expense	28,761,884	24,099,375
Amortization of financing costs	867,362	934,640
Unrealized loss on derivatives	1,736,403	3,139,248
Stock-based compensation expense	8,753,940	8,975,905
Unrealized foreign currency (gain)/loss, net	(182,198)	111,686
Other non-cash items, net	(421,713)	953,768
Changes in operating assets and liabilities
Trade receivables, inventories, prepaid expenses, and other current and non-current assets	(8,333,362)	229,943
Due from related parties	(24,725,451)	(22,362,577)
Operating lease liabilities—current and long-term	(28,718,707)	(24,099,934)
Trade accounts payable	(3,177,508)	(17,466)
Accrued expenses and other liabilities	743,591	(466,208)
Due to related parties	201,393	2,283,789
Payments for drydocking costs	(14,593,102)	(5,082,075)
Net cash provided by operating activities	127,995,919	122,817,698
Cash flows from investing activities:
Payments for vessel under construction and other capital expenditures for vessels	(29,665,295)	(5,672,793)
Purchase of investment securities	—	(213,592)
Proceeds from maturity of available-for-sale debt securities	—	1,800,000
Net cash used in investing activities	(29,665,295)	(4,086,385)
Cash flows from financing activities:
Repayment of long-term debt borrowings	(40,962,698)	(40,115,911)
Repurchase of common stock	(4,728,002)	(4,259,668)
Dividends paid	(75,249,194)	(126,620,555)
Proceeds from common share issuances	—	89,000,000
Equity offering costs paid	—	(4,590,638)
Net cash used in financing activities	(120,939,894)	(86,586,772)
Effects of exchange rates on cash and cash equivalents	229,455	(122,672)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	(22,379,815)	32,021,869
Cash, cash equivalents, and restricted cash at the beginning of the period	316,953,612	282,583,769
Cash, cash equivalents, and restricted cash at the end of the period	$294,573,797	$314,605,638

Supplemental disclosure of cash flow information
Cash paid for interest, net of amounts capitalized	$21,049,354	$25,927,772
Cash paid for operating lease liabilities	35,296,274	31,885,110
Capitalized drydocking costs included in liabilities	1,772,182	1,191,865
Vessel-related capital expenditures included in liabilities	494,063	194,185
Unpaid dividends included in liabilities	537,458	757,516
Financing costs included in liabilities	663,600	663,600

Reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the total amount of such items reported in the statements of cash flows:
Cash and cash equivalents	$294,492,379	$314,532,172
Restricted cash—non-current	81,418	73,466
Cash and cash equivalents and restricted cash at end of period shown in the statement of cash flows	$294,573,797	$314,605,638

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dorian LPG Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

(Expressed in United States Dollars)

1. Basis of Presentation and General Information

Dorian LPG Ltd. (“Dorian”) was incorporated on July 1, 2013 under the laws of the Republic of the Marshall Islands, is headquartered in the United States, and is engaged in the transportation of liquefied petroleum gas (“LPG”) worldwide. Specifically, Dorian and its subsidiaries (together “we”, “us”, “our”, or the “Company”) are focused on owning and operating very large gas carriers (“VLGCs”), each with a cargo carrying capacity of greater than 80,000 cbm, in the LPG shipping industry. As of December 31, 2025, our fleet consists of twenty-seven VLGCs, including one dual-fuel 84,000 cbm ECO-design VLGC, or our Dual-fuel ECO VLGC; nineteen fuel-efficient 84,000 cbm ECO-design VLGCs, or our ECO VLGCs; one 82,000 cbm modern VLGC; six time chartered-in VLGCs; of which four are duel-fuel Panamax size VLGCs, one is ECO-design VLGC and one is modern VLGC. On November 24, 2023, we entered into a shipbuilding contract for a newbuilding Very Large Gas Carrier / Ammonia Carrier (“VLGC/AC”) with a cargo carrying capacity of 93,000 cbm that can transport LPG or ammonia and is expected to be delivered from Hanwha Ocean Co. Ltd. in the first calendar quarter of 2026. We provide in-house commercial management services for all of our vessels, including our vessels deployed in the Helios Pool (defined below), which may also receive commercial management services from MOL Energia (defined below). Excluding our time chartered-in vessels, we provide in-house technical management services for all of our vessels, including our vessels deployed in the Helios Pool.

Sixteen of our ECO-VLGCs, including one of our time chartered-in ECO-VLGCs, are equipped with exhaust gas cleaning systems (commonly referred to as “scrubbers”) to reduce sulfur emissions and, as of December 31, 2025, we have a contractual commitment to fabricate a scrubber for our newbuilding VLGC/AC, with installation expected to be completed during the first calendar quarter of 2026. Additionally, one of the chartered-in dual-fuel Panamax size VLGCs is equipped with a shaft generator, which generates additional electricity that can be used to reduce fuel consumption and carbon emissions.

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

The unaudited interim condensed consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and related Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In our opinion, all adjustments, consisting of normal recurring items, necessary for a fair presentation of financial position, operating results and cash flows have been included in the unaudited interim condensed consolidated financial statements and related notes. The unaudited interim condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes for the year ended March 31, 2025 included in our Annual Report on Form 10-K filed with the SEC on May 30, 2025.

Our interim results are subject to seasonal and other fluctuations, and the operating results for any quarter are therefore not necessarily indicative of results that may be otherwise expected for the entire year.

Our subsidiaries as of December 31, 2025, which are all wholly-owned and are incorporated in the Republic of the Marshall Islands (unless otherwise noted), are listed below.

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
Dorian LPG FFAS LLC
Dorian LPG US Lease Finance LLC
Dorian LPG Nippon Lease LLC
(1)	CBM: Cubic meters, a standard measure for LPG tanker capacity
(2)	Operated pursuant to a bareboat charter agreement as of December 31, 2025. Refer to Note 8 below for further information.
(3)	The vessel is expected to be delivered in the first calendar quarter of 2026.

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

The following is a summary of information for our single reportable segment:

	Three months ended		Nine months ended
(in U.S. dollars)	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Total Revenues	$119,964,287	$80,666,779	$328,240,534	$277,453,301

Less:
Voyage expenses	1,732,701	950,842	4,109,374	2,508,379
Charter hire expenses	18,186,009	10,586,115	42,622,036	31,082,323
Profit sharing expenses	659,346	—	659,346	—
Vessel operating expenses	19,851,216	21,439,514	62,445,778	61,459,709
Other segment items (1)	28,224,060	24,306,874	92,156,491	84,449,845
Operating income	51,310,955	23,383,434	126,247,509	97,953,045
Nonoperating loss(2)	(4,122,057)	(2,021,606)	(13,594,474)	(15,874,472)
Net income	$47,188,898	$21,361,828	$112,653,035	$82,078,573

(1)	Other segment items include depreciation and amortization, general and administrative expenses, and other operating income and expenses.

(2)	Nonoperating loss includes interest and finance costs, interest income, gains and losses on derivatives, and other gains and losses.

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

Dorian LPG (USA) LLC and its subsidiaries entered into an agreement with DHSA, retroactive to July 2014 and superseding an agreement between Dorian LPG (UK) Ltd. and DHSA, for the provision by Dorian LPG (USA) LLC and its subsidiaries of certain chartering and marine operation services to DHSA, for which income was earned and included in “Other income-related parties” totaling less than $0.1 million for both the three months ended December 31, 2025 and 2024 and less than $0.1 million for the nine months ended December 31, 2025 and 2024.

As of December 31, 2025 and March 31, 2025, there was nothing due from DHSA.

Helios LPG Pool LLC

On April 1, 2015, Dorian and MOL Energia began operations of the Helios Pool, which entered into pool participation agreements for the purpose of establishing and operating, as charterer, under variable rate time charters to be entered into with owners or disponent owners of VLGCs, a commercial pool of VLGCs whereby revenues and expenses are shared. We hold a 50% interest in the Helios Pool as a joint venture with MOL Energia and all significant rights and obligations are equally shared by both parties. All profits of the Helios Pool are distributed to the pool participants based on pool points (see below for description of pool points) assigned to each vessel as variable charter hire and, as a result, there are no profits available to the equity investors as a share of equity. We have determined that the Helios Pool is a variable interest entity as it does not have sufficient equity at risk. We do not consolidate the Helios Pool because we are not the primary beneficiary and do not have a controlling financial interest. In consideration of Accounting Standards Codification (“ASC”) 810-10-50-4e, the significant factors considered and judgments made in determining that the power to direct the activities of the Helios Pool that most significantly impact the entity’s economic performance are shared, in that all significant performance activities which relate to approval of pool policies and strategies related to pool customers and the marketing of the pool for the procurement of customers for the pool vessels, addition of new pool vessels and the pool cost management, require unanimous board consent from a board consisting of two members from each joint venture investor. Further, in accordance with the guidance in ASC 810-10-25-38D, the Company and MOL Energia are not related parties as defined in ASC 850 nor are they de facto agents pursuant to ASC 810-10, the power over the significant activities of the Helios Pool is shared, and no party is the primary beneficiary in the Helios Pool or has a controlling financial interest. As of December 31, 2025, the Helios Pool operated twenty-nine VLGCs, including twenty-seven vessels from our fleet (including six vessels time chartered-in from unrelated parties) and two MOL Energia vessels.

As of December 31, 2025, we had net receivables from the Helios Pool of $99.0 million (net of amounts due to Helios Pool of $0.2 million which are reflected under “Due to related Parties”), including $27.5 million of working capital contributed for the operation of our vessels in the pool. As of March 31, 2025, we had net receivables from the Helios Pool of $74.4 million (net of an amount due to Helios Pool of $0.1 million which are reflected under “Due to related Parties”), including $26.4 million of working capital contributed for the operation of our vessels in the pool. Our maximum exposure to losses from the pool as of December 31, 2025 is limited to the receivables from the pool. The Helios Pool does not have any third-party debt obligations. The Helios Pool has entered into commercial management agreements with each of Dorian LPG (DK) ApS and MOL Energia and has appointed both as the exclusive commercial managers of pool vessels. Fees for such services earned by Dorian LPG (DK) ApS are included in “Other income-related parties” in the unaudited interim condensed consolidated statement of operations and were $0.6 million for both the three months ended December 31, 2025, and 2024, respectively, and $1.8 million for both the nine months ended December 31, 2025, and 2024, respectively. Additionally, we receive reimbursement of expenses such as costs for security guards, war risk insurance, and certain other voyage costs for vessels operating in the Helios Pool, for which we earned $0.5 million and $0.1 million for the three months ended December 31, 2025, and 2024, respectively, and $1.1 million and $0.9 million for the nine months ended December 31, 2025, and 2024, respectively and are included in “Other revenues, net” in the unaudited interim condensed consolidated statements of operations.

Through our vessel owning subsidiaries, we have chartered vessels to the Helios Pool during the nine months ended December 31, 2025 and 2024. The time charter revenue from the Helios Pool is variable depending upon the net results of the pool, available days and pool points for each vessel. The Helios Pool enters into voyage and time charters with external parties and receives freight and related revenue and, where applicable, incurs voyage costs such as bunkers, port costs and commissions. At the end of each month, the Helios Pool calculates net pool revenues using gross revenues, less voyage expenses of all pool vessels, less fixed time charter hire for any chartered-in vessels, less the general and administrative expenses of the pool as variable rate time charter hire for the relevant vessel to participants based on pool points (vessel attributes such as cargo carrying capacity, scrubber-equipped, fuel efficiency, fuel-type consumed, and speed are taken into consideration) and number of days the vessel participated in the pool in the period. In accordance with the pool participation agreements, pool points are finalized in arrears every six months ending September 30 and March 31 and pool profits are reallocated based on the actual recorded speed and consumption performance for each vessel operating in the Helios Pool during the preceding six-month period. Net pool revenues, less any amounts required for working capital of the Helios Pool, are distributed, to the extent they have been collected from third-party customers of the Helios Pool. We recognize net pool revenues on a monthly basis, when each relevant vessel has participated in the pool during the period and the amount of net pool revenues for the month can be estimated reliably. Revenue earned from the Helios Pool is presented in Note 13.

5. Deferred Charges, Net

The analysis and movement of deferred charges is presented in the table below:

Drydocking
costs
Balance, April 1, 2025	$17,237,662
Additions	13,652,686
Amortization	(5,791,506)
Balance, December 31, 2025	$25,098,842

6. Vessels, Net

		Accumulated
	Cost	depreciation	Net book Value
Balance, April 1, 2025	$1,738,676,244	$(588,869,462)	$1,149,806,782
Other additions	1,625,919	—	1,625,919
Depreciation	—	(48,638,846)	(48,638,846)
Balance, December 31, 2025	$1,740,302,163	$(637,508,308)	$1,102,793,855

Additions to vessels, net, mainly consisted of scrubber purchases and installation costs and other capital improvements for certain of our VLGCs during the nine months ended December 31, 2025. Our vessels, with a total carrying value of $1,075.4 million and $1,120.0 million as of December 31, 2025 and March 31, 2025, respectively, are first-priority mortgaged as collateral for our long-term debt (refer to Note 8 below). Captain John NP is our only VLGC that is not first-priority mortgaged as collateral for our long-term debt as of December 31, 2025 and March 31, 2025. As of December 31, 2025, we obtained independent appraisals of the technically managed VLGCs in our fleet and concluded that there were no indicators of impairment in accordance with ASC 360 Property, Plant, and Equipment. No impairment charges were recognized for the nine months ended December 31, 2025 and 2024.

7. Vessel Under Construction

On November 24, 2023 we entered into an agreement for a newbuilding VLGC/AC with a cargo carrying capacity of 93,000 cbm that can transport LPG or ammonia, which is expected to be delivered from Hanwha Ocean Co. Ltd. in the first calendar quarter of 2026.

The analysis and movement of vessel under construction is presented in the table below:

Net book Value
Balance, April 1, 2025	$37,274,863
Installment payments	23,800,740
Other capitalized expenditures	1,942,381
Capitalized interest	1,787,286
Balance, December 31, 2025	$64,805,270

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

We were in compliance with all financial covenants as of December 31, 2025.

BALCAP Facility

Refer to Note 10 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2025 for information on our $83.4 million debt financing facility that we entered into on December 29, 2021 with Banc of America Leasing & Capital, LLC and other financial institutions (the “BALCAP Facility”).

We were in compliance with all financial covenants as of December 31, 2025.

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

Debt Obligations

The table below presents our debt obligations:

	December 31, 2025	March 31, 2025
2023 A&R Debt Facility	$170,000,000	$185,000,000

Japanese Financings
Corsair Japanese Financing	$25,458,333	$27,895,834
Cresques Japanese Financing	22,513,900	23,840,367
Cratis Japanese Financing	34,360,000	37,420,000
Copernicus Japanese Financing	34,360,000	37,420,000
Chaparral Japanese Financing	55,288,563	57,316,129
Caravelle Japanese Financing	36,200,000	39,200,000
Cougar Japanese Financing	37,400,000	40,100,000
Captain Markos Dual-Fuel Japanese Financing	48,860,000	50,960,000
Total Japanese Financings	$294,440,796	$314,152,330

BALCAP Facility	$52,014,948	$58,266,112

Total debt obligations	$516,455,744	$557,418,442
Less: deferred financing fees	3,272,333	4,139,695
Debt obligations—net of deferred financing fees	$513,183,411	$553,278,747

Presented as follows:
Current portion of long-term debt	$97,746,233	$54,504,778
Long-term debt—net of current portion and deferred financing fees	415,437,178	498,773,969
Total	$513,183,411	$553,278,747

Deferred Financing Fees

The analysis and movement of deferred financing fees is presented in the table below:

Financing
costs
Balance, April 1, 2025	$4,139,695
Amortization	(867,362)
Balance, December 31, 2025	$3,272,333

9. Leases

Time charter-in contracts

During the nine months ended December 31, 2025, we time chartered-in one VLGC for a period of 31 months. We recognized the applicable right-of-use asset and lease liability at an initial amount of $29.9 million on our balance sheet. During this period, we also time chartered-in one VLGC for a period of 12 months that was excluded from operating lease right-of-use asset and lease liability recognition on our consolidated balance sheet.

As of December 31, 2025, right-of-use assets and lease liabilities related to all of our time charter-in VLGCs totaled $159.9 million and were recognized on our balance sheet. Our time chartered-in VLGCs were deployed in the Helios Pool and earned net pool revenues of $27.7 million and $14.5 million for the three months ended December 31, 2025 and 2024, respectively and $67.2 million and $45.6 million for the nine months ended December 31, 2025 and 2024, respectively.

Charter hire expenses for the VLGCs time chartered in were as follows:

	Three months ended		Nine months ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Charter hire expenses	$18,186,009	$10,586,115	$42,622,036	$31,082,323

Office leases

We currently have operating leases for our offices in Stamford, Connecticut, USA; Copenhagen, Denmark; and Athens, Greece, which we determined to be operating leases and record the lease expense as part of general and administrative expenses in our unaudited interim condensed consolidated statements of operations. We did not enter into any new office leases and did not renew any office leases during the nine months ended December 31, 2025.

Operating lease rent expense related to our office leases was as follows:

	Three months ended		Nine months ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Operating lease rent expense	$162,115	$142,743	$433,581	$404,604

For our office leases and time charter-in agreements, the discount rate used ranged from 5.17% to 6.34%. The weighted average discount rate used to calculate the lease liability was 5.73%. The weighted average remaining lease term of our office leases and time chartered-in vessels as of December 31, 2025 is 45.2 months.

Our operating lease right-of-use asset and lease liabilities as of December 31, 2025 and March 31, 2025 were as follows:

Description	Location on Balance Sheet	December 31, 2025	March 31, 2025
Assets:
Non-current
Office leases	Operating lease right-of-use assets	$490,265	$749,451
Time charter-in VLGCs	Operating lease right-of-use assets	$159,940,430	$158,462,559

Liabilities:
Current
Office Leases	Current portion of long-term operating leases	$419,887	$380,127
Time charter-in VLGCs	Current portion of long-term operating leases	$47,392,547	$34,428,076

Long-term
Office Leases	Long-term operating leases	$82,683	$385,062
Time charter-in VLGCs	Long-term operating leases	$112,547,883	$124,034,483

Maturities of operating lease liabilities as of December 31, 2025 were as follows:

Less than one year	$55,533,928
One to three years	81,433,489
Three to five years	41,174,389
More than five years	—
Total undiscounted lease payments	178,141,806
Less: imputed interest	(17,698,806)
Carrying value of operating lease liabilities	$160,443,000

Framework agreement

During the nine months ended December 31, 2025, we entered into an arrangement with MOL Energia Pte., our partner in the Helios Pool, to equally share the income or losses on BW Tokyo, one of our time chartered-in vessels. The net result reflected in this line item represents 50% of the vessel’s revenues for the period less 50% of the vessel’s charter hire-in expenses for the period and is reflected as “Profit sharing expenses” in the unaudited interim condensed consolidated statements of operations. The line items net pool revenues–related party and charter-hire expense reflect 100% of the revenues and expenses, respectively, related to this vessel.

10.  Common Stock

On June 7, 2024, we issued 2 million shares to the public at a price of $44.50 per share with proceeds totaling $89.0 million, less (i) $2.225 per share, or $4.5 million, of underwriting discounts and commissions, and (ii) $0.1 million of legal and other offering costs.

On February 2, 2022, our Board of Directors authorized the repurchase of up to $100.0 million of our common shares (the “2022 Common Share Repurchase Authority”). Under this authorization, when in force, purchases were and may be made at our discretion in the form of open market repurchase programs, privately negotiated transactions, accelerated share repurchase programs or a combination of these methods. The actual amount and timing of share repurchases are subject to capital availability, our determination that share repurchases are in the best interests of our shareholders, and market conditions. As of December 31, 2025, our total purchases under the 2022 Common Share Repurchase Authority totaled 355,511 shares for an aggregate consideration of $7.9 million. This amount includes 194,011 shares repurchased for $4.1 million during the nine months ended December 31, 2025. We are not obligated to make any common share repurchases.

11. Dividends

On May 2, 2025, we announced that our Board of Directors declared an irregular cash dividend of $0.50 per share of our common stock to all shareholders of record as of the close of business on May 16, 2025, totaling $21.3 million. We paid $21.2 million on May 30, 2025, with the remaining $0.1 million deferred until certain shares of restricted stock vest.

On August 1, 2025, we announced that our Board of Directors declared an irregular cash dividend of $0.60 per share to all shareholders of record as of the close of business on August 12, 2025, totaling $25.7 million. We paid $25.6 million on August 27, 2025, with the remaining $0.1 million deferred until certain shares of restricted stock vest.

On August 5, 2025, we paid $0.8 million of dividends that had been deferred until the vesting of certain restricted stock.

On November 5, 2025, we announced that our Board of Directors declared an irregular cash dividend of $0.65 per share to all shareholders of record as of the close of business on November 17, 2025, totaling $27.8 million. We paid $27.7 million on December 2, 2025, with the remaining $0.1 million deferred until certain shares of restricted stock vest.

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

12. Stock-Based Compensation Plans

Our stock-based compensation expense is included within general and administrative expenses in the unaudited condensed consolidated statements of operations and was $2.0 million and $1.7 million for the three months ended December 31, 2025 and 2024 and $8.8 and $9.0 for the nine months ended December 31, 2025 and 2024, respectively. Unrecognized compensation cost was $6.9 million as of December 31, 2025 and will be recognized over a remaining weighted average life of 1.30 years. For more information on our equity incentive plan, refer to Note 14 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2025.

A summary of the activity of restricted shares and units awarded under our equity incentive plan as of December 31, 2025 and changes during the nine months ended December 31, 2025, is as follows:

		Weighted-Average
		Grant-Date
Incentive Share/Unit Awards	Number of Shares/Units	Fair Value
Unvested as of April 1, 2025	272,996	$36.06
Granted	295,544	30.76
Vested	(277,319)	33.82
Unvested as of December 31, 2025	291,221	$32.81

The total fair value of restricted shares that vested during the nine months ended December 31, 2025 totaled $8.5 million, which is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

13. Revenues

Revenues comprise the following:

	Three months ended		Nine months ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Net pool revenues—related party	$118,415,858	$78,022,488	$322,885,696	$267,307,186
Time charter revenues	—	2,433,411	—	8,280,751
Other revenues, net	1,548,429	210,880	5,354,838	1,865,364
Total revenues	$119,964,287	$80,666,779	$328,240,534	$277,453,301

Net pool revenues—related party depend upon the net results of the Helios Pool, and the available days and pool points for each vessel, including 100% of net pool revenues—related party for our chartered-in vessel that is part of a framework agreement as described in Note 9 above. Refer to Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2025.

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

(a)	Concentration of credit risk: Financial instruments, which may subject us to significant concentrations of credit risk, consist principally of amounts due from our charterers, including the receivables from Helios Pool, and cash and cash equivalents. We limit our credit risk with amounts due from our charterers, including those through the Helios Pool, by performing ongoing credit evaluations of our charterers’ financial condition and generally do not require collateral from our charterers. We limit our credit risk with our cash and cash equivalents and restricted cash by placing it with highly-rated financial institutions and directly or indirectly highly liquid, short term highly rated debt obligations.

(b)	Interest rate risk: Our 2023 A&R Debt Facility is based on SOFR and hence we are exposed to movements thereto. We had entered into various interest rate swap agreements, with one such swap currently in effect as of December 31, 2025, in order to hedge a majority of our variable interest rate exposure related to this facility. The notional value of this interest rate swap over its remaining life decreases at a rate to maintain a constant 80% ratio between the debt outstanding under the 2023 A&R Debt Facility and the notional amount of the swap. This interest rate swap carries a fixed interest rate of 2.8525%. We have no exposure to floating rate movements on any of our other debt financings.

(c)	Fair value measurements: Interest rate swaps are stated at fair value, which is determined using a discounted cash flow approach based on market‑based SOFR swap yield rates. SOFR swap rates are observable at commonly quoted intervals for the full terms of the swaps and, therefore, are considered Level 2 items in accordance with the fair value hierarchy. The fair value of the interest rate swap agreements approximates the amount that we would have to pay or receive for the early termination of the agreements.

Additionally, we have, at times, taken positions in freight forward agreements (“FFAs”) as economic hedges to reduce the risk related to vessels trading in the spot market and to take advantage of fluctuations in market prices. Customary requirements for trading FFAs include the maintenance of initial and variation margins based on expected volatility, open position and mark-to-market of the contracts. FFAs are recorded as assets/liabilities until they are settled. Changes in fair value prior to settlement are recorded in unrealized gain/(loss) on derivatives. Upon settlement, if the contracted charter rate is less than the average of the rates for the specified route and time period, as reported by an identified index, the seller of the FFA is required to pay the buyer the settlement sum, being an amount equal to the difference between the contracted rate and the settlement rate, multiplied by the number of days in the specified period covered by the FFA. Conversely, if the contracted rate is greater than the settlement rate, the buyer is required to pay the seller the settlement sum. Settlement of FFAs are recorded in realized gain/(loss) on derivatives. FFAs are considered Level 2 items in accordance with the fair value hierarchy. We had no outstanding FFAs as of December 31, 2025.

The following table summarizes the location on the balance sheet of the financial assets and liabilities that are carried at fair value on a recurring basis, which comprise our financial derivatives, all of which are considered Level 2 items in accordance with the fair value hierarchy as of:

	December 31, 2025		March 31, 2025
	Other non-current assets	Long-term liabilities	Other non-current assets	Long-term liabilities
Derivatives not designated as hedging instruments	Derivative instruments	Derivative instruments	Derivative instruments	Derivative instruments
Interest rate swap agreements	$1,761,090	$—	$3,497,493	$—

The effect of derivative instruments within the unaudited interim condensed consolidated statements of operations for the periods presented is as follows:

		Three months ended
Derivatives not designated as hedging instruments	Location of gain/(loss) recognized	December 31, 2025	December 31, 2024
Forward freight agreements—change in fair value	Unrealized gain on derivatives	$—	$46,220
Interest rate swaps—change in fair value	Unrealized (loss)/gain on derivatives	(170,904)	2,819,397
Forward freight agreements—realized loss	Realized loss on derivatives	—	(498,392)
Interest rate swaps—realized gain	Realized gain on derivatives	407,391	1,337,298
Gain/(loss) on derivatives, net		$236,487	$3,704,523

		Nine months ended
Derivatives not designated as hedging instruments	Location of gain/(loss) recognized	December 31, 2025	December 31, 2024
Interest rate swaps—change in fair value	Unrealized loss on derivatives	$(1,736,403)	$(3,139,248)
Forward freight agreements—realized loss	Realized loss on derivatives	—	(512,082)
Interest rate swaps—realized gain	Realized gain on derivatives	1,474,915	4,722,356
Gain/(loss) on derivatives, net		$(261,488)	$1,071,026

As of December 31, 2025 and March 31, 2025, no fair value measurements for assets or liabilities under Level 1 or Level 3 were recognized in the consolidated balance sheets with the exception of Level 1 items cash and cash equivalents, restricted cash, and investment securities. We did not have any other assets or liabilities measured at fair value on a non-recurring basis during the three and nine months ended December 31, 2025 and 2024.

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

The summary of gains and losses on our investment securities included in other gain/(loss), net as stated in our unaudited interim condensed consolidated statements of operations for the periods presented is as follows:

	Three months ended
	December 31, 2025	December 31, 2024
Unrealized loss on investment securities	$(36,200)	$(758,519)

	Nine months ended
	December 31, 2025	December 31, 2024
Unrealized gain/(loss) on investment securities	$519,559	$(1,085,422)

We have long-term bank debt, the 2023 A&R Debt Facility, for which we believe the carrying value approximates fair value as the facility bears interest at variable interest rates based on SOFR at December 31, 2025 and 2024, which is observable at commonly quoted intervals for the full terms of the loans, and hence are considered as a Level 2 item in accordance with the fair value hierarchy. We have long-term debt related to the Corsair Japanese Financing, Cresques Japanese Financing, Cratis Japanese Financing, Copernicus Japanese Financing, Chaparral Japanese Financing, Cougar Japanese Financing, Caravelle Japanese Financing, and Captain Markos Dual-Fuel Japanese Financing, (collectively, the “Japanese Financings”) that incur interest at a fixed rate. We have long-term debt related to the BALCAP Facility that incurs interest at a fixed rate. The Japanese Financings and BALCAP Facility are considered Level 2 items in accordance with the fair value hierarchy and the fair value of each is based on a discounted cash flow analysis using current observable interest rates. The following table summarizes the carrying value and estimated fair value of our fixed rate debt obligations as of:

	December 31, 2025		March 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Corsair Japanese Financing	$25,458,333	$25,341,265	$27,895,834	$27,449,194
Cresques Japanese Financing	22,513,900	23,873,098	23,840,367	25,079,649
Cratis Japanese Financing	34,360,000	33,269,985	37,420,000	35,683,595
Copernicus Japanese Financing	34,360,000	33,269,985	37,420,000	35,683,595
Chaparral Japanese Financing	55,288,563	55,522,758	57,316,129	56,960,711
Caravelle Japanese Financing	36,200,000	34,996,486	39,200,000	37,313,039
Cougar Japanese Financing	37,400,000	40,325,460	40,100,000	41,274,707
Captain Markos Dual-Fuel Japanese Financing	48,860,000	52,316,907	50,960,000	54,060,280
BALCAP Facility	52,014,948	51,177,547	58,266,112	56,498,815

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

The calculations of basic and diluted EPS for the periods presented are as follows:

	Three months ended		Nine months ended
(In U.S. dollars except share data)	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Numerator:
Net income	$47,188,898	$21,361,828	$112,653,035	$82,078,573
Denominator:
Basic weighted average number of common shares outstanding	42,598,873	42,574,256	42,521,062	41,995,129
Effect of dilutive restricted stock and restricted stock units	—	21,067	150,045	118,958
Diluted weighted average number of common shares outstanding	42,598,873	42,595,323	42,671,107	42,114,087
EPS:
Basic	$1.11	$0.50	$2.65	$1.95
Diluted	$1.11	$0.50	$2.64	$1.95

There were 291,221 and 188,233 shares of unvested restricted stock excluded from the calculation of diluted EPS because the effect of their inclusion would be anti-dilutive for the three month period ended December 31, 2025 and 2024. There were no shares of unvested restricted stock excluded from the calculation of diluted EPS the nine months ended December 31, 2025 and December 31, 2024 because the effect of their inclusion would be anti-dilutive.

16.  Commitments and Contingencies

Commitments under Newbuilding Contracts

On November 24, 2023, we entered into an agreement for a newbuilding VLGC/AC with a cargo carrying capacity of 93,000 cbm that can transport LPG or ammonia, which is expected to be delivered from Hanwha Ocean Co. Ltd. in the first calendar quarter of 2026. As of December 31, 2025, we had the following commitments related to the construction of the newbuilding:

December 31, 2025
Less than one year	$62,253,371

Commitments under Contracts for Scrubbers and Other Vessel Upgrades

As of December 31, 2025, we had contractual commitments to fabricate scrubbers to reduce sulfur emissions and other vessel upgrades as follows:

December 31, 2025
Less than one year	$187,780

Time Charter-in

During the nine months ended December 31, 2025, we chartered-in a VLGC for one year that was delivered to us in June 2025. As of December 31, 2025, we had the following time charter-in commitments relating to VLGCs:

December 31, 2025
Less than one year	$6,791,662

Operating Leases

As of December 31, 2025, we had the following commitments as a lessee under operating leases relating to our Denmark office:

December 31, 2025
Less than one year	$64,531

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

17. Subsequent Events

Dividend

On January 30, 2026, we announced that our Board of Directors declared an irregular cash dividend of $0.70 per share of the Company’s common stock totaling $29.9 million. The dividend is payable on or about February 24, 2026 to all shareholders of record as of the close of business on February 9, 2026.

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

Overview

We are a Marshall Islands corporation headquartered in the United States and primarily focused on owning and operating VLGCs, each with a cargo-carrying capacity of greater than 80,000 cbm, in the LPG shipping industry. Our founding executives have managed vessels in the LPG shipping market since 2002. Our fleet currently consists of twenty-seven VLGC carriers, including one dual-fuel 84,000 cbm ECO-design VLGC, or our Dual-fuel ECO VLGC; nineteen fuel-efficient 84,000 cbm ECO-design VLGCs, or our ECO VLGCs; one 82,000 cbm modern VLGC; six time chartered-in VLGCs; four of which are Panamax size dual-fuel VLGCs; one time chartered-in ECO VLGC; and one chartered-in modern VLGC. The twenty-seven VLGCs in our fleet, including the six time chartered-in vessels, as of January 31, 2026, have an aggregate carrying capacity of approximately 2.3 million cbm and an average age of 10.0 years. On November 24, 2023, we entered into an agreement for a newbuilding VLGC/AC with a cargo carrying capacity of 93,000 cbm that can transport LPG or ammonia and is expected to be delivered from Hanwha Ocean Co. Ltd. in the first calendar quarter of 2026.

Currently, sixteen of our ECO VLGCs, including one of our time chartered-in ECO-VLGCs, are fitted with exhaust gas cleaning systems (commonly referred to as “scrubbers”) to reduce sulfur emissions. We have a contractual commitment to fabricate a scrubber for our newbuilding VLGC/AC, with installation expected to be completed during the first calendar quarter of 2026. Vessels fitted with scrubbers allow us to reduce our emissions and to burn less refined fuel, which is frequently cheaper than more refined, lower sulfur grades. When the cost of more refined fuel exceeds that of less refined fuel, we are typically able to earn a higher TCE for spot voyages and to potentially contract time charters at higher rates compared to vessels without scrubbers. Additionally, one of the chartered-in dual-fuel Panamax size VLGCs is equipped with a shaft generator, which generates additional electricity that can be used to reduce fuel consumption and carbon emissions.

On April 1, 2015, Dorian and MOL Energia began operations of the Helios Pool, which entered into pool participation agreements for the purpose of establishing and operating, as charterer, under a variable rate time charter to be entered into with owners or disponent owners of VLGCs, a commercial pool of VLGCs whereby revenues and expenses are shared. The vessels entered into the Helios Pool may operate either in the spot market, pursuant to contracts of affreightment, or COAs, or on time charters of two years' duration or less. As of January 31, 2026, all twenty-seven of our VLGCs were employed in the Helios Pool, including our six time chartered-in vessels.

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

Recent Developments

Dividend

On January 30, 2026, we announced that our Board of Directors declared an irregular cash dividend of $0.70 per share of the Company’s common stock totaling $29.9 million. The dividend is payable on or about February 24, 2026 to all shareholders of record as of the close of business on February 9, 2026.

Our Fleet

The following table sets forth certain information regarding our fleet as of January 31, 2026:

					Scrubber		Time
	Capacity			ECO	Equipped		Charter-Out
	(Cbm)	Shipyard	Year Built	Vessel(1)	or Dual-Fuel	Employment	Expiration(2)
Dorian VLGCs
Captain John NP	82,000	Hyundai	2007	—	—	Pool(4)	—
Comet	84,000	Hyundai	2014	X	S	Pool(4)	—
Corsair(3)	84,000	Hyundai	2014	X	S	Pool(4)	—
Corvette	84,000	Hyundai	2015	X	S	Pool(4)	—
Cougar(3)	84,000	Hyundai	2015	X	—	Pool(4)
Concorde	84,000	Hyundai	2015	X	S	Pool(4)	—
Cobra	84,000	Hyundai	2015	X	—	Pool(4)	—
Continental	84,000	Hyundai	2015	X	S	Pool(4)	—
Constitution	84,000	Hyundai	2015	X	S	Pool(4)	—
Commodore	84,000	Hyundai	2015	X	—	Pool-TCO(5)	Q3 2027
Cresques(3)	84,000	Hanwha Ocean	2015	X	S	Pool(4)	—
Constellation	84,000	Hyundai	2015	X	S	Pool(4)	—
Cheyenne	84,000	Hyundai	2015	X	S	Pool(4)	—
Clermont	84,000	Hyundai	2015	X	S	Pool(4)	—
Cratis(3)	84,000	Hanwha Ocean	2015	X	S	Pool(4)	—
Chaparral(3)	84,000	Hyundai	2015	X	—	Pool-TCO(5)	Q3 2027
Copernicus(3)	84,000	Hanwha Ocean	2015	X	S	Pool(4)	—
Commander	84,000	Hyundai	2015	X	S	Pool(4)	—
Challenger	84,000	Hyundai	2015	X	S	Pool-TCO(5)	Q3 2026
Caravelle(3)	84,000	Hyundai	2016	X	S	Pool(4)	—
Captain Markos(3)	84,000	Kawasaki	2023	X	DF	Pool(4)	—
Total	1,762,000

Time chartered-in VLGCs
Future Diamond(6)	80,876	Hyundai	2020	X	S	Pool(4)	—
HLS Citrine(7)	86,090	Hyundai	2023	X	DF	Pool(4)	—
HLS Diamond(8)	86,090	Hyundai	2023	X	DF	Pool(4)	—
Cristobal(9)	86,980	Hyundai	2023	X	DF	Pool(4)	—
Crystal Asteria(10)	84,229	Kawasaki	2021	X	DF	Pool(4)	—
BW Tokyo(11)	83,271	Mitsubishi	2009	—	—	Pool(4)	—
(1)	Represents vessels with very low revolutions per minute, long-stroke, electronically controlled engines, larger propellers, advanced hull design, and low friction paint.
(2)	Represents calendar year quarters.
(3)	Operated pursuant to a bareboat chartering agreement. See Note 8 to our unaudited interim condensed consolidated financial statements.
(4)	“Pool” indicates that the vessel operates in the Helios Pool on a voyage charter with a third party and we receive a portion of the pool profits calculated according to a formula based on the vessel’s pro rata performance in the pool.
(5)	“Pool-TCO” indicates that the vessel is operated in the Helios Pool on a time charter out to a third party and we receive a portion of the pool profits calculated according to a formula based on the vessel’s pro rata performance in the pool.
(6)	Vessel has a Panamax beam and is currently time chartered-in to our fleet with an expiration during the first calendar quarter of 2027.
(7)	Vessel has a Panamax beam and is currently time chartered-in to our fleet with an expiration during the first calendar quarter of 2030 and purchase options beginning in year seven.
(8)	Vessel has a Panamax beam and is currently time chartered-in to our fleet with an expiration during the first calendar quarter of 2030 and purchase options beginning in year seven.

(9)	Vessel has a Panamax beam and shaft generator and is currently time chartered-in to our fleet with an expiration during the third calendar quarter of 2030 and purchase options beginning in year seven.
(10)	Vessel is currently time chartered-in to our fleet with an expiration during the second calendar quarter of 2026.
(11)	Vessel is currently time chartered-in to our fleet with an expiration during the second calendar quarter of 2028. Vessel operates under a framework agreement in which the vessel’s revenues and charter hire-in expenses are split equally with an unrelated third party.

Results of Operations – For the three months ended December 31, 2025 as compared to the three months ended December 31, 2024

Revenues

The following table compares our revenues for the three months ended December 31:

			Increase /	Percent
	2025	2024	(Decrease)	Change
Net pool revenues—related party	$118,415,858	$78,022,488	$40,393,370	51.8%
Time charter revenues	—	2,433,411	(2,433,411)	(100.0)%
Other revenues, net	1,548,429	210,880	1,337,549	634.3%
Total	$119,964,287	$80,666,779	$39,297,508	48.7%

Revenues, which represent net pool revenues—related party, time charter revenues, and other revenues, net, were $120.0 million for the three months ended December 31, 2025, an increase of $39.3 million, or 48.7%, from $80.7 million for the three months ended December 31, 2024 primarily due to higher average TCE rates and increased available days. TCE rates rose by $14,262 per available day from $36,071 for the three months ended December 31, 2024 to $50,333 for the three months ended December 31, 2025. The increase in TCE rates was primarily due to higher spot rates and lower bunker prices. The Baltic Exchange Liquid Petroleum Gas Index, an index published daily by the Baltic Exchange for the spot market rate for the benchmark Ras Tanura-Chiba route (expressed as U.S. dollars per metric ton), averaged $67.767 during the three months ended December 31, 2025 compared to an average of $55.717 during the three months ended December 31, 2024. The average price of very low sulfur fuel oil (expressed as U.S. dollars per metric ton) from Singapore and Fujairah decreased from $570 during the three months ended December 31, 2024, to $452 during the three months ended December 31, 2025. Available days for our fleet increased from 2,210 for the three months ended December 31, 2024 to 2,349 for the three months ended December 31, 2025, mainly driven by an increase in the number of vessels in our fleet, partially offset by a modest increase in off-hire days due to drydocking.

Vessel Operating Expenses

Vessel operating expenses were $19.9 million during the three months ended December 31, 2025, or $10,275 per vessel per calendar day, which is calculated by dividing vessel operating expenses by calendar days for the relevant time-period for the technically-managed vessels that were in our fleet and decreased by $1.5 million, or 7.4% from $21.4 million for the three months ended December 31, 2024. The decrease of $822 per vessel per calendar day, from $11,097 for the three months ended December 31, 2024 to $10,275 per vessel per calendar day for the three months ended December 31, 2025 was partially due to a decrease of non-capitalizable drydock-related operating expenses. Excluding non-capitalizable drydock-related operating expenses, daily operating expenses decreased by $603, or 5.9%, from $10,161 for the three months ended December 31, 2024 to $9,558 for the three months ended December 31, 2025, primarily resulting from reductions of spares and stores.

General and Administrative Expenses

General and administrative expenses were $10.8 million for the three months ended December 31, 2025, an increase of $3.3 million, or 44.4%, from $7.5 million for the three months ended December 31, 2024, driven by increases  of $2.0 million in expenses under our Cash Incentive Compensation Plan, $0.6 million in employee-related costs and benefits, $0.3 million in stock-based compensation expense, and $0.4 million in other general and administrative expenses in the period ended December 31, 2025 when compared to the period ended December 31, 2024.

Interest and Finance Costs

Interest and finance costs amounted to $7.1 million for the three months ended December 31, 2025, a decrease of $1.8 million, or 20.5%, from $8.9 million for the three months ended December 31, 2024. The decrease of $1.8 million during this period was mainly due to (i) a reduction of $1.0 million in interest on our long-term debt, (ii) an increase of $0.7 million in capitalized interest, and (iii) a decrease of $0.1 million in loan expenses and bank charges. The decrease of $1.0 million in loan interest on our long-term debt was driven by a reduction of average indebtedness, excluding deferred financing fees, from $579.9 million for the three months ended December 31, 2024, to $526.0 million for the three months ended December 31, 2025, as well as a lower SOFR rate on the 2023 A&R Debt Facility during the three months ended December 31, 2025 when compared to the three months ended December 31, 2024.

Interest Income

Interest income amounted to $2.7 million for the three months ended December 31, 2025, compared to $3.8 million for the three months ended December 31, 2024. The decrease of $1.1 million is mainly attributable to (i) reduced interest rates over the periods presented, and (ii) moderately lower average cash balances for the three months ended December 31, 2025 when compared to the three months ended December 31, 2024.

Unrealized Gain/(Loss) on Derivatives

Unrealized loss on derivatives amounted to $0.2 million for the three months ended December 31, 2025, compared to a gain of $2.9 million for the three months ended December 31, 2024. The $3.1 million difference is primarily attributable to changes in forward SOFR yield curves and changes in notional amounts.

Realized Gain on Derivatives

Realized gain on derivatives amounted to $0.4 million for the three months ended December 31, 2025, compared to $0.8 million for the three months ended December 31, 2024. The unfavorable $0.4 million change is primarily attributable to (i) a $0.9 million reduction of realized gains on our interest rate swaps (ii) partially offset by reduced realized losses on our FFAs of $0.5 million.

Results of Operations – For the nine months ended December 31, 2025 as compared to the nine months ended December 31, 2024

Revenues

The following table compares our revenues for the nine months ended December 31:

			Increase /	Percent
	2025	2024	(Decrease)	Change
Net pool revenues—related party	$322,885,696	$267,307,186	$55,578,510	20.8%
Time charter revenues	—	8,280,751	(8,280,751)	(100.0)%
Other revenues, net	5,354,838	1,865,364	3,489,474	187.1%
Total	$328,240,534	$277,453,301	$50,787,233	18.3%

Revenues, which represent net pool revenues—related party, time charter revenues,  and other revenues, net, were $328.2 million for the nine months ended December 31, 2025, an increase of $50.7 million, or 18.3%, from $277.5 million for the nine months ended December 31, 2024 primarily due to higher average TCE rates and increased available days for our fleet. TCE rates rose by $7,020 per available day from $41,178 for the nine months ended December 31, 2024 to $48,198 for the nine months ended December 31, 2025, primarily due to higher spot rates and lower bunker prices. The Baltic Exchange Liquid Petroleum Gas Index, an index published daily by the Baltic Exchange for the spot market rate for the benchmark Ras Tanura-Chiba route (expressed as U.S. dollars per metric ton), averaged $71.104 during the nine months ended December 31, 2025 compared to an average of $60.041 during the nine months ended December 31, 2024. The average price of very low sulfur fuel oil (expressed as U.S. dollars per metric ton) from Singapore and Fujairah decreased from $602 during the nine months ended December 31, 2024, to $490 during the nine months ended December 31, 2025. Available days for our fleet increased from 6,677 the nine months ended December 31, 2024 to 6,725 for the nine months ended December 31, 2025, mainly driven by an increase in the number of vessels in our fleet, partially offset by higher off-hire days due to drydocking.

Vessel Operating Expenses

Vessel operating expenses were $62.4 million during the nine months ended December 31, 2025, or $10,813 per vessel per calendar day, which is calculated by dividing vessel operating expenses by calendar days for the relevant time-period for the technically-managed vessels that were in our fleet and increased by $0.9 million, or 1.6% from $61.5 million for the nine months ended December 31, 2024. The increase of $171 per vessel per calendar day, from $10,642 for the nine months ended December 31, 2024 to $10,813 per vessel per calendar day for the nine months ended December 31, 2025 was primarily the result of an increase of $639 per vessel per calendar day of non-capitalizable drydock-related operating expenses. Excluding non-capitalizable drydock-related operating expenses, daily operating expenses were decreased by $469 from $10,180 for the nine months ended December 31, 2024 to $9,711 for the nine months ended December 31, 2025, mainly as a result of decreases in (i) spares and stores and (ii) repairs and maintenance costs.

General and Administrative Expenses

General and administrative expenses were $39.7 million for the nine months ended December 31, 2025, an increase of $5.4 million, or 15.6%, from $34.3 million for the nine months ended December 31, 2024. The increase was primarily driven by increases of $4.2 million in cash bonuses, including $2.6 million in expenses under our Cash Incentive Compensation Plan, and $1.2 million in employee related costs and benefits.

Interest and Finance Costs

Interest and finance costs amounted to $22.4 million for the nine months ended December 31, 2025, a decrease of $5.4 million, or 19.6%, from $27.8 million for the nine months ended December 31, 2024. The decrease of $5.4 million during this period was mainly due to (i) a reduction of $3.5 million in interest on our long-term debt, (ii) an increase of $1.8 million in capitalized interest, and (iii) a decrease of $0.1 million in loan expenses and bank charges. The decrease of $3.5 million in loan interest on our long-term debt was driven by a decrease in average indebtedness, excluding deferred financing fees, from $593.2 million for the nine months ended December 31, 2024 to $539.5 million for the nine months ended December 31, 2025, as well as a lower SOFR rate on the 2023 A&R Debt Facility during the nine months ended December 31, 2025 when compared to the nine months ended December 31, 2024.

Interest Income

Interest income amounted to $8.6 million for the nine months ended December 31, 2025, compared to $12.0 million for the nine months ended December 31, 2024. The decrease of $3.4 million is mainly attributable to (i) reduced interest rates over the periods presented, and (ii) lower average cash balances for the nine months ended December 31, 2025 when compared to the nine months ended December 31, 2024.

Unrealized Loss on Derivatives

Unrealized loss on derivatives amounted to $1.7 million for the nine months ended December 31, 2025, compared to $3.1 million for the nine months ended December 31, 2024. The $1.4 million difference is primarily attributable to changes in forward SOFR yield curves and changes in notional amounts.

Realized Gain on Derivatives

Realized gain on derivatives was $1.5 million for the nine months ended December 31, 2025, compared to $4.2 million for the nine months ended December 31, 2024. The unfavorable $2.7 million change is primarily attributable to a

$3.2 million reduction of realized gains on our interest rate swaps, partially offset by reduced realized losses on our FFAs of $0.5 million.

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

	Three months ended		Nine months ended
(in U.S. dollars, except fleet data)	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Financial Data
Adjusted EBITDA(1)	$74,182,190	$45,242,519	$198,478,998	$169,351,603
Fleet Data
Calendar days(2)	1,932	1,932	5,775	5,775
Time chartered-in days(3)	552	368	1,383	1,100
Available days(4)	2,349	2,210	6,725	6,677
Average Daily Results
Time charter equivalent rate(5)	$50,333	$36,071	$48,198	$41,178
Daily vessel operating expenses (6)	$10,275	$11,097	$10,813	$10,642

(1)	Adjusted EBITDA is an unaudited non-U.S. GAAP measure and represents net income/(loss) before interest and finance costs, unrealized (gain)/loss on derivatives, realized (gain)/loss on interest rate swaps, stock-based compensation expense, impairment, and depreciation and amortization and is used as a supplemental measure by management to assess our financial and operating performance. We believe that adjusted EBITDA assists our management and investors by increasing the comparability of our performance from period to period and management makes business and resource-allocation decisions based on such comparisons. This increased comparability is achieved by excluding the potentially disparate effects between periods of derivatives, interest and finance costs, stock-based compensation expense, impairment, and depreciation and amortization expense, which items are affected by various and possibly changing financing methods, capital structure and historical cost basis and which items may significantly affect net income/(loss) between periods. We believe that including adjusted EBITDA as a financial and operating measure benefits investors in selecting between investing in us and other investment alternatives.

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

The following table sets forth a reconciliation of net income to Adjusted EBITDA (unaudited) for the periods presented:

	Three months ended		Nine months ended
(in U.S. dollars)	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Net income	$47,188,898	$21,361,828	$112,653,035	$82,078,573
Interest and finance costs	7,066,278	8,884,499	22,380,183	27,841,202
Unrealized (gain) / loss on derivatives	170,904	(2,865,617)	1,736,403	3,139,248
Realized gain on interest rate swaps	(407,391)	(1,337,298)	(1,474,915)	(4,722,356)
Stock-based compensation expense	2,034,165	1,701,724	8,753,940	8,975,905
Depreciation and amortization	18,129,336	17,497,383	54,430,352	52,039,031
Adjusted EBITDA	$74,182,190	$45,242,519	$198,478,998	$169,351,603

(2)	We define calendar days as the total number of days in a period during which each vessel in our fleet was owned or operated pursuant to a bareboat charter. Calendar days are an indicator of the size of the fleet over a period and affect both the amount of revenues and the amount of vessel operating expenses that are recorded during that period.

(3)	We define time chartered-in days as the aggregate number of days in a period during which we time chartered-in vessels from third parties. Time chartered-in days are an indicator of the size of the fleet over a period and affect both the amount of revenues and the amount of charter hire expenses that are recorded during that period. Time chartered-in days include 100% of time chartered-in days for our chartered-in vessel that is part of a framework agreement as described in Note 9 to our unaudited condensed consolidated financial statements.

(4)	We define available days as the sum of calendar days and time chartered-in days (collectively representing our commercially-managed vessels) less aggregate off hire days associated with both unscheduled and scheduled maintenance, which include major repairs, drydockings, vessel upgrades or special or intermediate surveys. We use available days to measure the aggregate number of days in a period that our vessels should be capable of generating revenues. Available days include 100% of available days for our chartered-in vessel that is part of a framework agreement described in Note 9 to our unaudited condensed consolidated financial statements.

(5)	Time charter equivalent rate, or TCE rate, is a non-U.S. GAAP measure of the average daily revenue performance of a vessel. TCE rate is a shipping industry performance measure used primarily to compare period-to-period changes in a shipping company’s performance despite changes in the mix of charter types (such as time charters, voyage charters) under which the vessels may be employed between the periods and is a factor in management’s business decisions and is useful to investors in understanding our underlying performance and business trends. Our method of calculating TCE rate is to divide revenue net of voyage expenses by available days for the relevant time period, which may not be calculated the same by other companies. The following table sets forth a reconciliation of revenues to TCE rate (unaudited) for the periods presented:

(in U.S. dollars, except available days)	Three months ended		Nine months ended
Numerator:	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Revenues	$119,964,287	$80,666,779	$328,240,534	$277,453,301
Voyage expenses	(1,732,701)	(950,842)	(4,109,374)	(2,508,379)
Time charter equivalent	$118,231,586	$79,715,937	$324,131,160	$274,944,922

Pool adjustment*	274,222	(1,316,039)	895,366	(2,050)
Time charter equivalent excluding pool adjustment*	$118,505,808	$78,399,898	$325,026,526	$274,942,872

Denominator:
Available days	2,349	2,210	6,725	6,677
TCE rate:
Time charter equivalent rate	$50,333	$36,071	$48,198	$41,178
TCE rate excluding pool adjustment*	$50,449	$35,475	$48,331	$41,178

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

Liquidity and Capital Resources

Our business is capital intensive, and our future success depends on our ability to maintain a high-quality fleet. As of December 31, 2025, we had cash and cash equivalents of $294.5 million and restricted cash of $0.1 million.

Our primary source of capital during the nine months ended December 31, 2025 was $128.0 million in cash generated from operations. As of December 31, 2025, the outstanding balance of our long-term debt, net of deferred financing fees of $3.3 million, was $513.2 million including $97.7 million of principal on our long-term debt scheduled to be repaid within the next twelve months.

Operating expenses, including expenses to maintain the quality of our vessels in order to comply with international shipping standards and environmental laws and regulations, the funding of working capital requirements, long-term debt repayments, financing costs, commitments, as described in Note 16 to our unaudited condensed consolidated financial statements, for the building of a VLGC/AC, the fabrication and installation of scrubber, and drydocking represent our short-term, medium-term and long-term liquidity needs as of December 31, 2025. We anticipate satisfying our liquidity needs for at least the next twelve months with cash on hand, cash from operations, and, if needed, drawdowns on the revolving credit facility available under the 2023 A&R Debt Facility. We may also seek additional liquidity through alternative sources of debt financings and/or through equity financings by way of private or public offerings. However, if these sources are insufficient to satisfy our short-term liquidity needs, or to satisfy our future medium-term or long-term liquidity needs, we may need to seek alternative sources of financing and/or modifications of our existing credit facility and financing arrangements. There is no assurance that we will be able to obtain any such financing or modifications to our existing credit facility and financing arrangements on terms acceptable to us, or at all.

On February 2, 2022, our Board of Directors authorized the repurchase of up to $100.0 million of our common shares. Under this authorization, when in force, purchases were and may be made at our discretion in the form of open market repurchase programs, privately negotiated transactions, accelerated share repurchase programs or a combination of these methods. The actual amount and timing of share repurchases are subject to capital availability, our determination that share repurchases are in the best interests of our shareholders, and market conditions. As of December 31, 2025, our total purchases under the 2022 Common Share Repurchase Authority totaled 355,511 shares for an aggregate consideration of $7.9 million. This includes 194,011 shares repurchased for $4.1 million during the nine months ended December 30, 2025. See “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – Issuer Purchases of Equity Securities.” We are not obligated to make any common share repurchases.

On May 2, 2025, we announced that our Board of Directors declared an irregular cash dividend of $0.50 per share of our common stock to all shareholders of record as of the close of business on May 16, 2025, totaling $21.3 million. We paid $21.2 million on May 30, 2025, with the remaining $0.1 million deferred until certain shares of restricted stock vest.

On August 1, 2025, we announced that our Board of Directors declared an irregular cash dividend of $0.60 per share to all shareholders of record as of the close of business on August 12, 2025, totaling $25.7 million. We paid $25.6 million on August 27, 2025, with the remaining $0.1 million deferred until certain shares of restricted stock vest.

On November 5 2025, we announced that our Board of Directors declared an irregular cash dividend of $0.65 per share to all shareholders of record as of the close of business on November 17, 2025, totaling $27.8 million. We paid $27.7 million on December 2, 2025, with the remaining $0.1 million deferred until certain shares of restricted stock vest.

On January 30, 2026, we announced that our Board of Directors declared an irregular cash dividend of $0.70 per share of the Company’s common stock totaling $29.9 million. The dividend is payable on or about February 24, 2026 to all shareholders of record as of the close of business on February 9, 2026.

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

Cash Flows

The following table summarizes our cash and cash equivalents provided by/(used in) operating, financing and investing activities for the nine months ended December 31:

	December 31, 2025	December 31, 2024
Net cash provided by operating activities	$127,995,919	$122,817,698
Net cash used in investing activities	(29,665,295)	(4,086,385)
Net cash used in financing activities	(120,939,894)	(86,586,772)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	$(22,379,815)	$32,021,869

Operating Cash Flows.  Net cash provided by operating activities for the nine months ended December 31, 2025 was $128.0 million, compared to $122.8 million for the nine months ended December 31, 2024. The $5.2 million increase in cash generated from operations was primarily driven by increased cash flows from operating profits (refer to Results of Operations – For the nine months ended December 31, 2025 as compared to the nine months ended December 31, 2024, for drivers of changes in revenues and expenses for the applicable periods), partially offset by changes in working capital, mainly driven by increased payments for drydocking and special survey costs, as well as by unfavorable changes in amounts due from the Helios Pool as distributions from the Helios Pool are impacted by the timing of the completion of voyages, spot market rates and bunker prices.

Net cash flow from operating activities depends upon our overall profitability, spot market rates for vessels employed on voyage charters and in the Helios Pool, charter rates agreed to for time charters, the timing and amount of payments for drydocking expenditures and unscheduled repairs and maintenance, fluctuations in working capital balances and bunker costs.

Investing Cash Flows.  Net cash used in investing activities was $29.7 million for the nine months ended December 31, 2025 compared with net cash used in investing activities of $4.1 million for the nine months ended December 31, 2024. For the nine months ended December 31, 2025, net cash used in investing activities was comprised of $29.7 million of payments for vessel under construction and other capital expenditures for vessels.

For the nine months ended December 31, 2024, net cash used in investing activities was comprised of $5.7 million of payments for vessel capital expenditures and $0.2 million in purchases of investment securities, partially offset by a $1.8 million maturity of available-for-sale debt securities.

Financing Cash Flows.  Net cash used in financing activities was $120.9 million for the nine months ended December 31, 2025, compared with net cash used in financing activities of $86.6 million for the nine months ended December 31, 2024. For the nine months ended December 31, 2025, net cash used in financing activities consisted of (i) dividend payments of $75.2 million; (ii) repayments of long-term debt of $41.0 million; and (iii) payments to repurchase common stock of $4.7 million.

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

As our vessels age and our fleet expands, our drydocking expenses will increase. We estimate the current cash outlay for a VLGC drydocking and special survey to be approximately $2.1 million to $2.2 million per vessel (excluding any capital improvements, such as scrubbers, ballast water management systems, ammonia upgrades, energy saving devices, and performance improvement additions to the vessel that may be made during such drydockings) and the cost of an intermediate survey to be between $150,000 and $250,000 per vessel. Ongoing costs for compliance with environmental regulations are primarily included as part of our drydocking and classification society survey costs. In order to comply with current emissions regulations, we have installed scrubbers on fifteen of our vessels and have one chartered-in scrubber-equipped vessel, which allows us to burn heavy fuel oil. Our other non-dual fuel vessels currently consume compliant fuels on board (0.5% sulfur), which are readily available globally, but at a significantly higher cost. We have entered into a contract to fabricate a scrubber for installation on our newbuilding VLGC/AC with remaining commitments on this contract totaling $0.2 million as of December 31, 2025. We also have one Dual-fuel ECO VLGC and four chartered-in dual-fuel vessels that have the capability to burn LPG as fuel, which we believe provides an economic benefit over traditional fuel. Please see “Item 1A. Risk Factors—Risks Relating to Our Company— We may incur increasing costs for the drydocking, maintenance or replacement of our vessels as they age and the risks associated with older vessels could adversely affect our ability to obtain profitable charters” in our Annual Report on Form 10-K for the year ended March 31, 2025.

On November 24, 2023, we entered into an agreement for a newbuilding VLGC/AC with a cargo carrying capacity of 93,000 cbm that can transport LPG or ammonia, which is expected to be delivered from Hanwha Ocean Co. Ltd. in the first calendar quarter of 2026. As of December 31, 2025 we had approximately $62.3 million of commitments under the newbuilding contracts outstanding that we expect to settle upon delivery of the vessel.

Debt Obligations

For information relating to our secured term loan facilities and Japanese financing arrangements, refer to Note 10 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2025 and Note 8 to our unaudited interim condensed consolidated financial statements for December 31, 2025 included herein.

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

As of December 31, 2025, independent appraisals of our technically-managed VLGCs in our fleet had no indications of impairment on any of our VLGCs in accordance with ASC 360 Property, Plant, and Equipment. No impairment charges were recognized for the nine months ended December 31, 2025 and 2024.

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

Interest Rate Risk

The LPG shipping industry is capital intensive, requiring significant amounts of investment. Much of this investment is provided in the form of long-term debt. Our 2023 A&R Debt Facility, as described in Note 8 to our unaudited interim condensed consolidated financial statements, contains interest rates that fluctuate with SOFR. We have one outstanding interest rate swap agreement. We have hedged $136.0 million of amortizing principal under the 2023 A&R Debt Facility as of December 31, 2025 (corresponding to 80% of the outstanding indebtedness under that agreement) and thus increasing interest rates could adversely impact our future earnings due to additional interest expense on the unhedged portion of that debt. For the 12 months following December 31, 2025, a hypothetical increase or decrease of 20 basis points in the underlying SOFR rates would result in an increase or decrease of our interest expense on all of our non-hedged interest-bearing debt by $0.1 million assuming all other variables are held constant.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2025. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those internal control systems determined to be effective can provide only a level of reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the nine months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Increased trade tensions between the U.S. and other countries could have a material adverse effect on our operations and financial results.

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

On November 1, 2025 the U.S. announced that it had reached a trade agreement with China whereby both countries agreed in part to a one-year suspension of the implementation of these port fees beginning on November 10, 2025. As such, we do not expect us or our charterers to be materially impacted by such port fees at this time. However, trade relations between the two countries can be unpredictable and volatile, and other retaliatory actions by U.S., China or other countries could indirectly impact port-related costs, disrupt global shipping patterns and potentially cause delays in cargo movement, or increased congestion and costs at ports worldwide, including U.S. ports, further compounding disruptions within the global shipping industry. At this time we cannot predict what actions may be taken in the future or how such actions may ultimately impact our operations and financial results or our charterers.

In addition, in January 2026 President Trump expressed an increased interest in the U.S. acquiring control of Greenland from Denmark. Denmark and other European countries outwardly rejected any unilateral takeover by the U.S., which resulted in threats from President Trump to impose tariffs on Denmark and several other countries including Norway, Germany, France and the UK. While President Trump has since rescinded such tariff threats and the possibility of the U.S. using military force to acquire Greenland, any increased tensions between the U.S. and European countries as a result of ongoing discussions over this matter could potentially result in a trade war or impact NATO, which could have a material adverse effect on the U.S. and global economy and indirectly affect our industry and business.

Geopolitical instability in Venezuela may result in short and long term effects on the oil market, and could adversely impact our business, financial position and results of operations.

As a result of the U.S. military’s raid and extraction of Venezuela's leader Nicolás Maduro in January 2026, which has resulted in political uncertainty and unrest in the country, it is possible that there will be a shift in U.S. sanctions or trade policy concerning the sale and transportation of Venezuelan oil, which could have a broader impact on the market for oil production, sale and transportation out of South America. Such conditions could impact charter rates, fuel costs, shipping routes and other factors in the oil and natural gas industry globally, including potentially the LPG market. While we will continue to monitor these developments, it is unknown to what extent such sanctions will be retained, expanded or otherwise modified by the U.S., or the effect that any such actions or any actions taken by other countries in response will have on us or our industry, but such measures along with continuing political uncertainty could have an adverse effect on our business, financial conditions, and results of operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The table below sets forth information regarding our purchases of our common shares during the quarterly period ended December 31, 2025:

			Total
			Number of
			Shares
			Purchased as
			Part of	Maximum Dollar
	Total		Publicly	Value of Shares
	Number	Average	Announced	that May Yet Be
	of Shares	Price Paid	Plans or	Purchased Under the
Period	Purchased	Per Share	Programs	Plan or Programs
October 1 to 31 2025	—	$—	—	$94,397,162
November 1 to 30, 2025	—	—	—	94,397,162
December 1 to 31, 2025	94,011	24.30	94,011	92,112,944
Total	94,011	$24.30	94,011	$92,112,944

Purchases of our common shares during the quarterly period ended December 31, 2025 represent share repurchases under our 2022 Common Share Repurchase Program. For more information, see “Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Common Share Repurchase Authority” of our Annual Report on Form 10-K for the year ended March 31, 2025.

ITEM 5. OTHER INFORMATION

During the three months ended December 31, 2025, and as of December 31, 2025, no director or officer (as defined under Exchange Act Rule 16a-1(f)) of the Company has adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement”, as defined under Item 408(a) of Regulation S-K.

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

Dorian LPG Ltd.
(Registrant)

Date: February 4, 2026	/s/ John C. Hadjipateras
John C. Hadjipateras
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 4, 2026	/s/ Theodore B. Young
Theodore B. Young
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)