Form 10-K
period 2026-03-31
DORIAN LPG LTD.
filed 2026-05-27
CIK 1596993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2026

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

The aggregate market value of the registrant’s common stock held by non-affiliates, based upon the closing price of common stock as reported on the New York Stock Exchange as of September 30, 2025, was approximately $1,093,630,707. For this purpose, all outstanding shares of common stock have been considered held by non-affiliates, other than the shares beneficially owned by directors, officers and shareholders of 10% or more of the registrant’s outstanding common shares, without conceding that any of the excluded parties are "affiliates" of the registrant for purposes of the federal securities laws. As of May 22, 2026, there were 42,782,681 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed by the registrant in connection with its 2026 Annual Meeting of Shareholders are incorporated by reference in Part III.

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

In addition to important factors and matters discussed elsewhere in this report, and in the documents incorporated by reference herein, important factors that, in our view, could cause our actual results to differ materially from those discussed in the forward-looking statements include:

●	our future operating or financial results;

●	our business strategies, including with respect to acquisitions and chartering, and expected capital spending or operating expenses, as well as any difficulty we may have in managing planned growth properly;

●	the cost and effects of cybersecurity incidents or other failures, interruptions, or security breaches of our systems or those of our customers or third-party providers, including software failures, unforeseeable security breaches, or incidents stemming from the misuse or intentional or unintentional misapplication of artificial intelligence in our business;

●	the strength of world economies;

●	general domestic and international geopolitical conditions, including the conflict between the U.S. and Iran in the Arabian Gulf, political uncertainty in Venezuela as a result of U.S. intervention and the corresponding impact on the oil and natural gas markets, and increasing global tensions due to the stated desire by the U.S. to control Greenland;

●	recent and potential future trade policy matters, such as increased trade protectionism, the imposition of tariffs and other import restrictions, including those impacting the maritime shipping industry, such as the potential escalation of trade tensions between China and the U.S.;

●	shipping trends, including changes in charter rates applicable to alternative propulsion technologies, exhaust gas cleaning system (commonly referred to as “scrubbers”) equipped and non-scrubber equipped vessels, scrapping rates and vessel and other asset values;

●	changes in trading patterns that impact tonnage requirements, including without limitation, tariffs that have been or may be imposed by various countries including without limitation the United Sates and China, changes resulting from the ongoing conflicts in Ukraine and the Middle East;

●	compliance with laws, treaties, rules, regulations and policies (including amendments or other changes thereto) applicable to the liquefied petroleum gas, or LPG, shipping industry, including, without limitation, legislation adopted by international organizations such as the International Maritime Organization and the European Union or by individual countries, as well as the impact and costs of our compliance with, and the potential of liability under, such laws, treaties, rules, regulations and policies;

●	changes in environmental or safety laws such that our vessels will no longer be afforded certain regulatory accommodations (such as being “grandfathered” into certain new laws and regulations or provided longer grace period for compliance) if they are built prior to the effective date of such regulations;

●	investors’, banks’, counterparties’ and other stakeholders’ increasing emphasis on environmental and safety concerns and increasing scrutiny and changing expectations with respect to public company Environmental, Social and Governance (“ESG”) policies and costs related to compliance with ESG measures;

●	general economic conditions and specific economic conditions in the oil and natural gas industry and the countries and regions where LPG is produced and consumed, including the impact of central bank policies, intended to combat inflation and rising interest rates, on the demand for LPG;

●	completion of infrastructure projects to support marine transportation of LPG, including export terminals and pipelines;

●	factors affecting supply of and demand for LPG including propane, butane, isobutane, propylene and mixtures of these gases, LPG shipping, and LPG vessels, including, among other things: the production levels, price and worldwide consumption and storage of oil, refined petroleum products and natural gas, including production from United States shale fields; any oversupply of or limited demand for LPG vessels comparable to ours or higher specification vessels; trade conflicts and the imposition of tariffs or otherwise on LPG resulting from domestic and international political and geopolitical conditions or events, including “trade wars”, the ongoing conflict between Russia and Ukraine and developments in the Middle East (including without limitation the U.S. – Iran conflict, including blockades); and shifts in consumer demand from LPG towards other energy sources;

●	any decrease in the value of the charter-free market values of our vessels or reduction in our charter hire rates and profitability associated with such vessels as a result of increase in the supply of or decrease in the demand for LPG, LPG shipping or LPG vessels including an increase in available tonnage due to Very Large Ethane Carriers transporting LPG;

●	business disruptions, including supply chain issues, due to damage to storage or receiving facilities, or natural disasters;

●	greater than anticipated levels of LPG vessel newbuilding orders or lower than anticipated rates of LPG vessel scrapping;

●	the aging of the Company’s fleet which could result in increased operating costs, impairment or loss of hire;

●	our ability to profitably employ our vessels, including vessels participating in the Helios Pool (defined below);

●	unavailability of spot charters and the volatility of prevailing spot market charter rates, which may affect our ability to realize the expected benefits from our time chartered-in vessels, including those in the Helios Pool;

●	failure of our charterers or other counterparties to meet their obligations under our charter agreements;

●	shareholders’ reliance on us to enforce our rights against contract counterparties;

●	competition in the LPG shipping industry, including our ability to compete successfully for future chartering opportunities and newbuilding opportunities (if any);

●	future purchase prices of newbuildings and secondhand vessels and timely deliveries of such vessels (if any) and, relatedly, the risks associated with the purchase of second-hand vessels;

●	the performance of the Helios Pool, including the failure of its significant customers to perform their obligations and the loss or reduction in business from its significant customers (or if the same were to occur with respect to our significant customers);

●	the availability of and our ability to obtain such financing and capital to refinance existing indebtedness and to fund capital expenditures, acquisitions and other general corporate purposes, the terms of such financing or capital and our ability to comply with the restrictions and other covenants set forth in our existing and future debt agreements and financing arrangements (and our ability to repay or refinance our existing debt and settling of interest rate swaps, if any);

●	our costs, including crew wages, insurance, provisions, repairs and maintenance, general and administrative expenses, drydocking, and bunker prices, as applicable;

●	any inability to retain and recruit qualified key executives, key employees, key consultants or skilled workers and, relatedly, our dependence on key personnel and the availability of skilled workers, and the related labor costs, including as a result of the ongoing conflict between Russia and Ukraine;

●	the potential difference in interests between or among certain of our directors, officers, key executives and shareholders;

●	quality and efficiency requirements from customers and applicable laws and regulations and developments regarding the technologies relating to the LPG sector and the effects of and our ability to implement new products and new technology available in our industry, including with respect to equipment propulsion and overall vessel efficiency, including the reduction of traditional emissions;

●	operating hazards in the maritime transportation industry, and catastrophic events, including accidents, political events, public health threats (including the outbreak of communicable diseases), international hostilities and instability, armed conflict, piracy, attacks on vessels or other petroleum-related infrastructures and acts by terrorists, which may cause potential disruption of shipping routes;

●	the length and severity of epidemics and other public health concerns, including any impact on the demand for commercial seaborne transportation of LPG, supply chain disruptions and the condition of financial markets and the potential associated impacts to our global operations;

●	business disruptions due to natural disasters or adverse weather outside of our control;

●	the adequacy of our insurance coverage in the event of a catastrophic event;

●	the failure to protect our information systems against security breaches, or the failure or unavailability of these systems for a significant period;

●	the arresting or attachment of one or more of our vessels by maritime claimants;

●	compliance with and changes to governmental, tax, environmental and safety laws and regulations, which may add to our costs or the costs of our customers;

●	fluctuations in currencies, foreign exchange rates, and interest rates including, but not limited to, the Secured Overnight Financing Rate (“SOFR”);

●	compliance with the United States Foreign Corrupt Practices Act of 1977, the United Kingdom Bribery Act 2010, or other applicable regulations relating to bribery;

●	the volatility of the price of shares of our common stock, par value $0.01 per share, (our “common shares”) and future sales of our common shares;

●	if we will or will be able to pay dividends (irregular or otherwise) in the future, and any change or elimination of the Company’s dividend at any time at the discretion of our Board of Directors;

●	our incorporation under the laws of the Republic of the Marshall Islands and the different rights to relief that may be available compared to other countries, including the United States;

●	congestion at or blockages of ports or canals, including drought conditions at the Panama Canal;

●	any developments in the existing Panama Canal transportation structure as a result of either the potential tender to be conducted by the Panama Canal Authority for the development of a new pipeline or a the study announced by the Panamanian government and Energy Transfer LP in 2021 to analyze the prospects of building an LPG pipeline, potentially running beside the existing Panama Canal and linking the Atlantic Ocean with the Pacific Ocean;

●	if we are required to pay tax on U.S. source income;

●	if we are treated as a “passive foreign investment company”; and

●	other factors detailed in this report and from time to time in our periodic reports.

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

PART I

ITEM 1.  BUSINESS

Unless otherwise indicated, references to "Dorian," the "Company," "we," "our," "us," or similar terms refer to Dorian LPG Ltd. and its subsidiaries. We use the term "VLGC" to refer to very large gas carriers and “VLGC/AC” to refer to very large gas carriers that are purpose built to transport full ammonia cargoes in addition to LPG. We use the term "LPG" to refer to liquefied petroleum gas and we use the term "cbm" to refer to cubic meters in describing the carrying capacity of our vessels. Unless otherwise indicated, all references to "U.S. dollars," "USD," and "$" in this report are to the lawful currency of the United States of America.

Overview

Dorian was incorporated on July 1, 2013 under the laws of the Republic of the Marshall Islands, is headquartered in the United States and is engaged in the transportation of LPG. Specifically, Dorian and its subsidiaries are focused on owning and operating VLGCs in the LPG shipping industry. Our founding executives have managed vessels in the LPG shipping market since 2002. As of May 22, 2026, our fleet consists of twenty-seven VLGCs, including one 93,000 cbm dual-fuel ECO-design Very Large Gas Carrier / Ammonia Carrier (“VLGC/AC”), one 84,000 cbm dual-fuel ECO-design VLGC; eighteen fuel-efficient 84,000 cbm ECO-design VLGCs, or our ECO VLGCs; one 82,000 cbm modern VLGC/AC; four time chartered-in dual fuel Panamax size VLGCs; one time chartered-in ECO Panamax VLGC, and one time chartered-in modern VLGC. The twenty-seven vessels in our fleet, including the six time chartered-in vessels, as of May 22, 2026, have an aggregate carrying capacity of approximately 2.3 million cbm and an average age of 9.6 years. We provide in-house commercial services for all of our vessels, including our vessels deployed in the Helios Pool (defined below), which may also receive commercial management services from MOL Energia (defined below). Excluding our time chartered-in vessels, we provide in-house technical management services for all of our vessels, including our vessels deployed in the Helios Pool.

Currently, sixteen of our ECO VLGCs, including one of our time chartered-in ECO VLGCs, and one of our VLGC/ACs are fitted with scrubbers to reduce sulfur emissions. Vessels fitted with scrubbers allow us to reduce our emissions and to burn less refined fuel, which is frequently cheaper than more refined, lower sulfur grades. When the cost of more refined fuel exceeds that of less refined fuel, we are typically able to earn a higher time charter equivalent (“TCE”) for spot voyages and to potentially contract time charters at higher rates compared to vessels without scrubbers. Additionally, one of the chartered-in dual-fuel Panamax size VLGCs is equipped with a shaft generator, which generates additional electricity that can be used to reduce fuel consumption and carbon emissions. Two of our vessels are capable of fully loading ammonia cargoes, and three of our vessels have been fitted to be able to load up to 87% of their cargo capacity with ammonia.

On April 1, 2015, we and MOL Energia Pte. Ltd. (“MOL Energia”), formerly known as Phoenix Tankers Pte. Ltd., a wholly-owned subsidiary of Mitsui OSK Lines Ltd., an unaffiliated third party, began operation of Helios LPG Pool LLC, (the “Helios Pool”), a joint venture owned 50% by us and 50% by MOL Energia. We believe that the operation of certain of our VLGCs in this pool allows us to achieve better market coverage. Vessels entered into the Helios Pool are commercially managed jointly by Dorian LPG (DK) ApS, our wholly-owned subsidiary, and MOL Energia. The members of the Helios Pool share in the net pool revenues generated by the entire group of vessels participating in the pool, weighted according to certain technical vessel characteristics, and net pool revenues are distributed as variable rate time charter hire to each participant. The vessels entered into the Helios Pool may operate either in the spot market, pursuant to contracts of affreightment, or COAs, or on time charters of two years' duration or less. We and MOL Energia have agreed that the Helios Pool will have a right of first refusal to undertake any time charter with an original duration greater than two years. As of May 22, 2026, the Helios Pool operated thirty-one VLGCs, including twenty-seven vessels from our fleet, two MOL Energia vessels and two vessels from another participant.

Our Fleet

The following table sets forth certain information regarding our fleet as of May 22, 2026:

					Scrubber		Time
	Capacity			ECO	Equipped		Charter-Out
	(Cbm)	Shipyard	Year Built	Vessel(1)	and/or Dual-Fuel	Employment	Expiration(2)
Dorian VLGCs
Captain John NP(3)	82,000	Hyundai	2007	—	—	Pool(6)	—
Comet(4)	84,000	Hyundai	2014	X	S	Pool(6)	—
Corsair(5)	84,000	Hyundai	2014	X	S	Pool(6)	—
Corvette(4)	84,000	Hyundai	2015	X	S	Pool(6)	—
Cougar(5)	84,000	Hyundai	2015	X	—	Pool-TCO(7)	Q1 2029
Concorde	84,000	Hyundai	2015	X	S	Pool(6)	—
Continental	84,000	Hyundai	2015	X	S	Pool-TCO(7)	Q2 2030
Constitution	84,000	Hyundai	2015	X	S	Pool(6)	—
Commodore	84,000	Hyundai	2015	X	—	Pool-TCO(7)	Q2 2027
Cresques(5)	84,000	Hanwha Ocean	2015	X	S	Pool(6)	—
Constellation	84,000	Hyundai	2015	X	S	Pool(6)	—
Cheyenne	84,000	Hyundai	2015	X	S	Pool(6)	—
Clermont	84,000	Hyundai	2015	X	S	Pool(6)	—
Cratis(5)	84,000	Hanwha Ocean	2015	X	S	Pool(6)	—
Chaparral(5)	84,000	Hyundai	2015	X	—	Pool-TCO(7)	Q3 2027
Copernicus(5)	84,000	Hanwha Ocean	2015	X	S	Pool(6)	—
Commander(4)	84,000	Hyundai	2015	X	S	Pool-TCO(7)	Q4 2026
Challenger	84,000	Hyundai	2015	X	S	Pool-TCO(7)	Q2 2030
Caravelle(5)	84,000	Hyundai	2016	X	S	Pool(6)	—
Captain Markos(5)	84,000	Kawasaki	2023	X	DF	Pool(6)	—
Areion(3)	93,000	Hanwha Ocean	2026	X	S/DF	Pool(6)	—
Total	1,771,000

Time chartered-in VLGCs
Future Diamond(8)	80,876	Hyundai	2020	X	S	Pool(6)	—
HLS Citrine(9)	86,090	Hyundai	2023	X	DF	Pool(6)	—
HLS Diamond(9)	86,090	Hyundai	2023	X	DF	Pool(6)	—
Cristobal(10)	86,980	Hyundai	2023	X	DF	Pool(6)	—
Crystal Asteria(11)	84,229	Kawasaki	2021	X	DF	Pool(6)	—
BW Tokyo(12)	83,271	Mitsubishi	2009	—	—	Pool(6)	—
(1)	Represents vessels with very low revolutions per minute, long-stroke, electronically controlled engines, larger propellers, advanced hull design, and low friction paint.
(2)	Represents calendar year quarters.
(3)	Vessel is capable of carrying ammonia cargo.
(4)	Vessel is fitted to carry ammonia cargo.
(5)	Operated pursuant to a bareboat chartering agreement. See Note 10 to our consolidated financial statements.
(6)	“Pool” indicates that the vessel operates in the Helios Pool on a voyage charter with a third party and we receive a portion of the pool profits calculated according to a formula based on the vessel’s pro rata performance in the pool.
(7)	“Pool-TCO” indicates that the vessel is operated in the Helios Pool on a time charter out to a third party and we receive a portion of the pool profits calculated according to a formula based on the vessel’s pro rata performance in the pool.
(8)	Vessel has a Panamax beam and is currently time chartered-in to our fleet with an expiration during the first calendar quarter of 2027.
(9)	Vessel has a Panamax beam and is currently time chartered-in to our fleet with an expiration during the first calendar quarter of 2030 and purchase options beginning in year seven.
(10)	Vessel has a Panamax beam and shaft generator and is currently time chartered-in to our fleet with an expiration during the third calendar quarter of 2030 and purchase options beginning in year seven.
(11)	Vessel is currently time chartered-in to our fleet with an expiration during the second calendar quarter of 2026.
(12)	Vessel is currently time chartered-in to our fleet with an expiration during the second calendar quarter of 2028. Vessel operates under a framework agreement in which the vessel’s revenues and charter hire-in expenses are split equally with an unrelated third party.

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

Our Customers

Our customers, either directly or through the Helios Pool, include or have included global energy companies such as Exxon Mobil Corp., Chevron Corp., China International United Petroleum & Chemicals Co., Ltd., Royal Dutch Shell plc, Equinor ASA, Total S.A., and Sunoco LP, commodity traders such as Glencore plc, Itochu Corporation, Bayegan Group, Gunvor Group, and the Vitol Group and importers such as E1 Corp., Indian Oil Corporation, SK Gas Co. Ltd., and Astomos Energy Corporation, or subsidiaries of the foregoing. See “Item 7. Management Discussion and Analysis—Overview” for a discussion of our customers that accounted for more than 10% of our total revenues and “Item 1A. Risk Factors—We expect to be dependent on a limited number of customers for a material part of our revenues, and failure of such customers to meet their obligations could cause us to suffer losses or negatively impact our results of operations and cash flows.” For the years ended March 31, 2026, 2025 and 2024 approximately 99%, 97% and 95% of our revenues, respectively, were generated through the Helios Pool as net pool revenues—related party. See “Item 1A. Risk Factors—We, and the Helios Pool, operate exclusively in the VLGC segment of the LPG shipping industry. Due to the general lack of industry diversification, adverse developments in the LPG shipping industry may adversely affect our business, financial condition and operating results.”

We intend to continue to pursue a balanced chartering strategy by employing our vessels on a mix of multi-year time charters, some of which may include a profit-sharing component, shorter-term time charters, spot market voyages and COAs. As of May 22, 2026, we do not currently have a vessel on a fixed time charter outside of the Helios Pool and six of our VLGCs are on Pool-TCO within the Helios Pool. See “Our Fleet” above for more information.

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

Competition

LPG carrier capacity is primarily a function of the size of the existing world fleet, the number of newbuildings being delivered and the scrapping of older vessels. According to industry sources, in the VLGC sector in which we operate as of May 22, 2026, there were 427 vessels with an aggregate carrying capacity of 35.8 million cbm in the world fleet and 124 vessels (including 78 ammonia carriers) with 11.1 million cbm of capacity on order for delivery by the end of 2029.

Our largest competitors for VLGC shipping services include BW LPG Ltd., or BWLPG; Nippon Yusen Kabushiki Kaisha, or NYK Line; and Petredec Pte. Ltd., or Petredec. According to industry sources, there were approximately 129 owners in the VLGC worldwide fleet as of May 22, 2026 with the top ten owners possessing 41% of the total fleet on a vessel count basis. Competition for the transportation of LPG depends on the price, vessel position, size, age, condition and acceptability of the vessel to the charterer. Our twenty-one VLGCs (excluding the four-time chartered-in vessels) have an average age of 10.5 years compared to the global VLGC fleet’s average age of 11.7 years. Refer to “Item 1A. Risk Factors—We face substantial competition in trying to expand relationships with existing customers and obtain new customers.”

Seasonality

Liquefied gases are primarily used for industrial and domestic heating, as chemical and refinery feedstock, as transportation fuel and in agriculture. The LPG shipping market historically has been stronger in the autumn months in anticipation of increased consumption of propane and butane for heating during the winter months. In addition, unpredictable weather patterns in these months tend to disrupt vessel scheduling and the supply of certain commodities. Demand for our vessels therefore may be stronger in our quarters ending June 30 and September 30 and relatively weaker during our quarters ending December 31 and March 31, although 12-month time charter rates tend to smooth out these short-term fluctuations and recent LPG shipping market activity has not always yielded the typical seasonal results. The increase in petrochemical industry buying has contributed to less marked seasonality than in the past, but there can no guarantee that this trend will continue. To the extent any of our time charters expire during the typically weaker fiscal quarters ending December 31 and March 31, it may not be possible to re-charter our vessels at similar rates. As a result, we may have to accept lower rates or experience off-hire time for our vessels, which may adversely impact our business, financial condition and operating results.

Human Capital

As of March 31, 2026, we employed 90 shore-based persons in our offices in the United States, Greece, and Denmark, and had approximately 512 seafaring staff serving on our technically managed vessels. Seafarers are sourced from seafarer recruitment and placement service agencies and are employed with short-term employment contracts.

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

Classification, Inspection and Maintenance

Every large commercial seagoing vessel must be “classed” by a classification society. A classification society certifies that a vessel is “in class,” signifying that the vessel has been built and maintained in accordance with the rules of the classification society and the international conventions of the vessel’s country of registry. In addition, where surveys are required by international conventions and corresponding laws and ordinances of a flag state, the classification society will undertake them on application or by official order, acting on behalf of the authorities concerned.

For maintenance of the class certificate, regular and special surveys of hull, machinery, including the electrical plant and any special equipment classed, are required to be performed by the classification society, to ensure continuing compliance. The classification societies provide guidelines applicable to LPG vessels relating to extended intervals for drydocking. Classification societies require every vessel to be drydocked every 60 months for inspection of the underwater parts. For vessels over 15 years of age, the drydock requirement is every 30 months. Similarly, classification society special surveys of every vessel are conducted at five-year intervals to ensure each vessel’s hull, machinery, and equipment remain compliant for future service. A special survey can be conducted during drydocking or at other convenient times and places before the due date of the special survey but must be completed within 15 months of commencement to be credited to the vessel. For special surveys, the classification societies accept underwater inspections in lieu of drydocking to check the underwater body, propeller and rudder of the vessel using approved means of inspection. Certain cargo vessels that meet the system requirements set by classification societies may qualify for extended drydocking, which extends the 5-year period to 7.5 years, by replacing certain dry-dockings with in-water surveys. If any defects are found, the classification surveyor will issue a "recommendation" which must be rectified by the shipowner within prescribed time limits. The classification society also undertakes on request of the flag state other surveys and checks that are required by the regulations and requirements of that flag state. These surveys are subject to agreements made in each individual case and/or to the regulations of the country concerned. If any vessel does not maintain its class and/or fails any annual survey, intermediate survey, drydocking or special survey, the vessel will be unable to carry cargo between ports and will be unemployable and uninsurable which could cause us to be in violation of certain covenants in our loan agreements and financing arrangements. Any such inability to carry cargo or be employed, or any such violation of covenants, could have a material adverse impact on our financial condition and results of operations.

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

Safety, Management of Ship Operations and Administration

Safety of the crew, environment and public is our top priority, and we always aim to provide safe, reliable, clean and trouble-free transportation for our clients. We actively manage the risks inherent in our business and are committed to preventing incidents that threaten safety, such as grounding, fires and collisions. We are also committed to reducing emissions and waste generation and to this extent have established a select group of key performance indicators (“KPIs”) to monitor. We review these KPIs on a quarterly and annual basis as part of our continuous improvement goals. Our shore staff provides a full range of technical, commercial and business development services for us. They also provide administrative support for our operations in finance, accounting and human resources.

Risk of Loss and Insurance

The operation of ships, including LPG carriers, has inherent risks. These risks span a wide spectrum ranging from loss of the vessel and her crew via collision, grounding, personal illness, injury or death, technical breakdowns, cargo loss or damage, cyber-attacks, and business interruption due to political circumstances in foreign countries, hostilities or piracy. Having said that, we believe that our present insurance coverage is adequate to protect us against the accident-related risks involved in the conduct of our business and that we maintain appropriate levels of environmental damage and pollution insurance coverage consistent with applicable legislation and standard industry practice. Additionally, we maintain non-marine insurance policies we believe are customary and with limits we believe to be adequate to protect us against material loss. The policies principally provide coverage for general liability, directors and officers, workers’ compensation, and insurance against the consequences of a cyber-attack. However, not all risks can be insured against, and there can be no guarantee that any specific claim will be paid, or that we will always be able to obtain adequate insurance coverage at acceptable rates.

The types of insurances we have purchased can be categorized as follows:

●	Damage to or loss of the ships themselves;
●	Liability to cargo owners for damage to or loss of cargo, for injury to or death of crew or third parties, for collision with other ships or floating objects, for pollution damage, for fines and other liabilities;
●	Compensation for loss of income in periods when ships undergo repairs due to damage;
●	Reimbursement of legal expenses incurred defending against contract claims or in collecting money due;
●	Compensation for damage to IT equipment ashore and onboard the ships in the case of a cyber-attack and of loss suffered from resulting business interruption;
●	Non-marine coverage, e.g. directors’ and officers’ insurance.

We have procured insurances on all our vessels against marine and war risks, both of which include damage to our vessels, salvage or towing costs, and actual or constructive total loss. The insured value of the ships is fixed and will adequately compensate for repair to a damaged ship or replacement of a lost ship. However, our insurance policies contain deductible amounts for which we are responsible.

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

These covers are all placed with first-class insurance providers with high credit ratings.

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

While we believe that our present insurance coverage is in line with industry standards and adequate, not all risks can be insured against, and there is the possibility that any specific claim may not be paid, or that we will not always be able to obtain adequate insurance coverage at reasonable rates.

Our Environmental, Social and Governance Efforts

As one of the leaders in the international transportation of LPG, we are committed to delivering cleaner-burning energy in a safe, reliable and environmentally efficient manner. LPG is a clean, efficient and readily available source of energy, with positive benefits to the environment relative to other fossil fuels. While extending the economic and social benefits of delivering LPG to consumers across the globe, we recognize that the shipping industry is heavily dependent on the burning of fossil fuels which contribute to the warming of the world’s climate system. In providing our services, we are committed to reducing our carbon footprint and greenhouse gas emissions. We welcome and support efforts to increase transparency and to promote investors’ understanding of how the shipping industry is addressing climate change-related risks and opportunities. We have disclosed certain sustainability-related information on our website, including our Corporate Responsibility Report, aligned with the Sustainability Accounting Standards Board (SASB) Marine Transportation standard, and have also included recommendations provided by the Taskforce on Climate-Related Financial Disclosures (TCFD). The report includes information on how we monitor, manage and perform on material environmental issues in the face of increasing expectations and regulations and may be found on our website at www.dorianlpg.com. The information included on or accessible through our website is not incorporated by reference into this annual report on Form 10-K (this “Annual Report”).

Dorian’s sustainability and corporate responsibility strategies, risks and initiatives are overseen by our board of directors (the “Board of Directors”), which includes independent members and experts in shipping matters. Our Nominating and Corporate Governance Committee monitors the progress of efforts and together with management ensures integrity of reporting. The Company’s executive leadership team, led by our Chief Executive Officer, President and Chairman of the Board of Directors, Mr. John C. Hadjipateras, formulates environmental, corporate, and governance strategies and drives initiatives, while the members of our management set targets, assess risks, develops policies and procedures and executes the efforts. Some of the initiatives that we have undertaken include:

●	operating newer, more technologically advanced ECO vessels, with very low revolutions per minute, long-stroke, electronically controlled engines, larger propellers, advanced hull design, and low friction paint, resulting in enhanced energy efficiency and reduced greenhouse gas emissions on a ton-mile basis, including the vessels in our existing fleet, our newbuilding dual-fuel ECO VLGC/AC Hanwha Ocean Heavy Industries’ Shipyard located in Goeje Island, South Korea in March 2026, and four of our time chartered-in Dual Fuel VLGCs;

●	fitting vessels with scrubbers to reduce sulfur emissions to, among other things, comply with the IMO’s fuel regulations which went into effect in January 2020;

●	joining the Getting to Zero Coalition, a global alliance of more than 140 companies committed to the decarbonization of deep-sea shipping in line with the IMO greenhouse gas emissions reduction strategy;

●	creating teams and a formal reporting structure for the evaluation and potential implementation of new energy saving technologies such as batteries, hull friction reducing technologies, and a range of other applications;

●	implementing and utilizing internal and third-party data collection and analysis software, which allows data to be gathered from our vessels for use in performance optimization, with the aim of reducing our fuel consumption, carbon dioxide and greenhouse gas emissions;

●	including a sustainability-linked pricing mechanism in our 2023 A&R Debt Facility (as defined below) and providing relevant carbon emissions data for the vessels in our fleet that are owned or technically managed pursuant to a bareboat charter to our lenders in connection with the Poseidon Principles, which establish a framework for assessing and disclosing the climate alignment of ship finance portfolios with the IMO’s target to peak greenhouse gas (“GHG”) emissions from international shipping as soon as possible and to reach net-zero GHG emissions by or around, i.e. close to, 2050, as per 2023 IMO GHG Strategy;

●	successfully complying with the IMO’s Energy Efficiency Existing Ship Index (“EEXI”) and Carbon Intensity Indicator (“CII”) requirements in 2023, affirming our commitment to maritime environmental standards;

●	becoming a Mission Ambassador in a strategic partnership with the Mærsk Mc-Kinney Møller Center for Zero Carbon Shipping, Copenhagen, starting January 2023, and joining forces with the maritime industry's united effort to accelerate the possibility of net-zero target by 2050;

●	becoming a signatory to the Neptune Declaration on Seafarer Wellbeing and Crew Change, in a worldwide call to action to end the unprecedented crew change crisis caused by COVID-19;

●	establishing risk management and internal control policies and systems to manage risk and ensure compliance with all applicable international and local laws;

●	establishing compliance programs to meet or exceed, when possible and appropriate, all applicable rules and regulations governing the maritime industry;

●	becoming a founding member of the MIT Maritime Consortium which is focused on solving challenges and developing innovative technologies to assist in decarbonizing shipping;

●	being members of the AMVER (Automated Mutual Assistance Vessel Rescue) program since our inception and assisting in the rescue of hundreds of people stranded at sea. The AMVER program is a global, voluntary ship reporting system sponsored by the United States Coast Guard. It establishes a safety network where commercial ships of all nations share their positions and routes, allowing rescue authorities to quickly identify the closest available vessels during a maritime emergency; and

●	being a supporting member of NAMEPA, the North American Marine Environment Protection Association, an industry-led, nonprofit organization that works directly alongside the U.S. Coast Guard to promote environmental stewardship and education, regulatory compliance, and work force development.

Establishing compliance programs to meet or exceed, when possible and appropriate, all applicable rules and regulations governing the maritime industry. We were one of the founding members of The All-Aboard Alliance (“AAA”), an initiative of the Global Maritime Forum, which brings together senior leaders from across the maritime industry, united by a collaborative drive towards increasing diversity, equity, and inclusion in all organizations, at sea and onshore. In October 2023, the AAA announced the Diversity@Sea initiative that saw eleven companies pilot a series of test measures to make life at sea more inclusive and attractive to all seafarers. We participated in track two of the initiative that required us to meet, including having a minimum number of women onboard, continuously available wi-fi for crew members, and ensuring that all seaborne staff have access to inclusive personal protective equipment.

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

Increasing environmental concerns have created a demand for vessels that conform to stricter environmental standards. We are required to maintain operating standards for all of our vessels that emphasize operational safety, quality maintenance, continuous training of our officers and crews and compliance with United States and international regulations. We believe that the operation of our vessels is in substantial compliance with applicable environmental laws and regulations and that our vessels have all material permits, licenses, certificates or other authorizations necessary for the conduct of our operations. However, because such laws and regulations frequently change and may impose increasingly stricter requirements, we cannot predict the ultimate cost of complying with these requirements, or the impact of these requirements on the resale value or useful lives of our vessels. In addition, a serious future marine incident that causes significant adverse environmental impact could result in additional legislation or regulation that could negatively affect our profitability. Any of these laws and regulations cited herein apply to vessels built after certain dates, and, in many cases, our vessels were built before the effective date of certain regulations. Such vessels are typically “grandfathered” with respect to compliance with such regulations or are afforded longer time periods with which to comply with such regulations. There can be no guarantee that such regulatory accommodations will always be granted in the future or that we will be able to comply with such regulations in the prescribed time periods.

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

Sulfur content standards are even stricter within certain “Emission Control Areas,” or (“ECAs”). As of January 1, 2015, ships operating within an ECA were not permitted to use fuel with sulfur content in excess of 0.1% m/m. Currently, the IMO has designated five ECAs, including specified portions of the Baltic Sea area, Mediterranean Sea area, North Sea area, North American area and United States Caribbean area. Ocean-going vessels in these areas will be subject to stringent emission controls and may cause us to incur additional costs. Other areas in China are subject to local regulations that impose stricter emission controls. In July 2023, MEPC 80 announced three new ECA proposals, including the Canadian Arctic waters and the Norwegian Sea, which should take effect in March 2027. MEPC 83 also approved the North-East Atlantic Ocean as an ECA and is expected to take effect in 2028. If other ECAs are approved by the IMO, or other new or more stringent requirements relating to emissions from marine diesel engines or port operations by vessels are adopted by the U.S. Environmental Protection Agency (“EPA”) or the states where we operate, compliance with these regulations could entail significant capital expenditures or otherwise increase the costs of our operations.

The amended Annex VI also established new tiers of stringent nitrogen oxide emissions standards for marine diesel engines, depending on their date of installation. Tier III NOx standards were designed for the control of NOx produced by vessels and apply to ships that operate in the North American and U.S. Caribbean Sea ECAs with marine diesel engines installed and constructed on or after January 1, 2016. At MEPC 70 and MEPC 71, the MEPC approved the North Sea and Baltic Sea as ECAs for nitrogen oxide for ships built on or after January 1, 2021. The Canadian-Arctic ECA for NOx is effective and commenced March 1, 2026 for ships built on or after January 1, 2025. For the Norwegian Sea ECA, the NOx Tier III engine certification requirement will apply to ships (i) with building contracts placed on or after March 1, 2026, (ii) in the absence of a building contract, constructed on or after September 1, 2026, or (iii) delivered on or after March 1, 2030. For the North-East Atlantic ECA, the requirement is expected to apply to ships (i) contracted on or after January 1, 2027, (ii) in the absence of a building contract, constructed on or after July 1, 2027, or (iii) delivered on or after January 1, 2031. The EPA promulgated equivalent (and in some senses stricter) emissions standards in 2010. Tier III requirements could apply to additional areas designated for Tier III NOx in the future.  In April 2025, MEPC 83 also adopted amendments (expected to enter into force late 2026 and early 2027) to the NOx Technical Code 2008, which allows ships to optimize fuel consumption based on their operational profile, thus improving energy efficiency, while ensuring compliance with NOx emission requirements. As a result of these designations or similar future designations, we may be required to incur additional operating or other costs.

At MEPC 70, Regulation 22A of MARPOL Annex VI became effective as of March 1, 2018 and requires ships above 5,000 gross tonnage to collect and report annual data on fuel oil consumption to an IMO database, with the first year of data collection having commenced on January 1, 2019. The IMO used such data as part of its initial roadmap (through 2023) for developing its strategy to reduce greenhouse gas emissions from ships, as discussed further below. MEPC 83 approved draft amendments to make the IMO’s data collection system more accessible to the public through an anonymized database.

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

In late 2022, MEPC 79 adopted amendments to MARPOL Annex VI, Appendix IX to include the attained and required CII values, the CII rating and attained EEXI for existing ships in the required information to be submitted to the IMO Ship Fuel Oil Consumption Database. MEPC 79 also revised the EEDI calculation guidelines to include a CO2 conversion factor for ethane, a reference to the updated ITCC guidelines, and a clarification that in case of a ship with multiple load line certificates, the maximum certified summer draft should be used when determining the deadweight. These amendments entered into force on May 1, 2024. In July 2023, MEPC 80 approved the plan for reviewing CII regulations and guidelines and in April 2025, MEPC 83 adopted amendments to 2021 Guidelines on operational carbon intensity reduction factors, which outline methods for determining CII reduction factors from 2023 and now includes newly defined factors from 2027 to 2030. MEPC 83 also approved a work plan on the development of a regulatory framework for the use of onboard carbon capture and storage systems, which will capture carbon produced by a ship before it is emitted into the air.

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

The ISM Code requires that vessel operators obtain a safety management certificate for each vessel they operate. This certificate evidences compliance by a vessel’s management with the ISM Code requirements for a safety management system. No vessel can obtain a safety management certificate unless its manager has been awarded a document of compliance, issued by each flag state, under the ISM Code. We have obtained applicable documents of compliance for our offices and safety management certificates for all of our vessels for which the IMO requires. The documents of compliance and safety management certificates are renewed as required.

Amendments to the SOLAS Convention Chapter VII apply to vessels transporting dangerous goods and require those vessels be in compliance with the International Maritime Dangerous Goods Code (“IMDG Code”). Effective January 1, 2018, the IMDG Code includes (1) provisions for radioactive material, reflecting the latest provisions from the International Atomic Energy Agency, (2) marking, packing and classification requirements for dangerous goods and (3)

mandatory training requirements. Amendments which took effect on January 1, 2020 also reflect the latest material from the UN Recommendations on the Transport of Dangerous Goods, including (1) provisions regarding IMO type 9 tank, (2) abbreviations for segregation groups, and (3) special provisions for carriage of lithium batteries and of vehicles powered by flammable liquid or gas. Additional amendments, which came into force on June 1, 2022, include (1) addition of a definition of dosage rate, (2) additions to the list of high consequence dangerous goods, (3) provisions for medical/clinical waste, (4) addition of various ISO standards for gas cylinders, (5) a new handling code, and (6) changes to stowage and segregation provisions. The new amendments to the IMDG Code, which took effect on January 1, 2026, were largely incremental, but include reclassification for certain battery technology and stricter requirements for carbon and charcoal cargoes.

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

Furthermore, cybersecurity guidance and regulations for the maritime industry have been developed in an attempt to combat cybersecurity threats By IMO resolution, administrations are encouraged to ensure that cyber-risk management systems are incorporated by ship-owners and managers by their first annual Document of Compliance audit after January 1, 2021. In February 2021, the USCG published guidance on addressing cyber risks in a vessel’s safety management system. This might cause companies to create additional procedures for monitoring cybersecurity, which could require additional expenses and/or capital expenditures. The impact of future regulations is hard to predict at this time. In addition, the 2024 ABS Marine Vessel Rules, which incorporate the IACS Unified Requirements (“UR”) E26 and E27, went into force on July 1, 2024, and were developed to establish a uniform set of minimum “cyber resilient” functional and performance criteria. These regulations required vessels to be constructed that are contracted after July 1, 2024 to comply with certain cyber security requirements and be assigned the a “Cyber Resilience” notation. On July 16, 2025, the USCG’s final rule, Cybersecurity in the Martine Transportation System, went into effect. Under this rule, all regulated entities are required to develop Cybersecurity and Cyber Incident Response Plans, designate a Cybersecurity Officer to implement plans, and to report certain cyber incidents to the National Response Center. This might cause companies to create additional procedures for monitoring cybersecurity, which could require additional expenses and/or capital expenditures. The impact of these regulations is hard to predict at this time.

In June 2022, SOLAS also set out new amendments that took effect January 1, 2024, which include new requirements for: (1) the design for safe mooring operations, (2) the Global Maritime Distress and Safety System (“GMDSS”), (3) watertight integrity, (4) watertight doors on cargo ships, (5) fault-isolation of fire detection systems, (6) life-saving appliances, and (7) safety of ships using LNG as fuel. These new requirements may impact the cost of our operations. New SOLAS amendments that entered into force from January 1, 2026, focus on fire protection in cargo spaces, stringent new lifting appliance standards, electronic inclinometers for stability, and fuel oil safety.

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

The MEPC maintains guidelines for approval of ballast water management systems (G8). Ships over 400 gross tons generally must comply with a “D-1 standard,” requiring the exchange of ballast water only in open seas and away from coastal waters. The “D-2 standard” specifies the maximum amount of viable organisms allowed to be discharged, and compliance dates vary depending on the IOPP renewal dates. The standards have been in force since 2019, and for most ships, compliance with the D-2 standard involved installing on-board systems to treat ballast water and eliminate unwanted organisms. Ballast water management systems, which include systems that make use of chemical, biocides, organisms or biological mechanisms, or which alter the chemical or physical characteristics of the ballast water, must be approved in accordance with IMO Guidelines (Regulation D-3). Since September 8, 2024, all ships have been required to meet the D-2 standard. Costs of compliance with these regulations may be substantial. Additionally, in November 2020, MEPC 75 adopted amendments to the BWM Convention which would require a commissioning test of the ballast water management system for the initial survey or when performing an additional survey for retrofits. This analysis will not apply to ships that already have an installed BWM system certified under the BWM Convention. These amendments have entered into force on June 1, 2022. In December 2022, MEPC 79 agreed that it should be permitted to use ballast tanks for temporary storage of treated sewage and grey water. MEPC 79 also established that ships are expected to return to D-2 compliance after experiencing challenging uptake water and bypassing a BWM system should only be used as a last resort.

In July 2023, MEPC 80 approved a plan for a comprehensive review of the BWM Convention over the next three years and the corresponding development of a package of amendments to the Convention. MEPC 80 also adopted further amendments relating to Appendix II of the BWM Convention concerning the form of the Ballast Water Record Book, which entered into force in February 2025. A protocol for ballast water compliance monitoring devices and unified interpretation of the form of the BWM Convention certificate were also adopted. In March 2024, MEPC 81 adopted amendments to the BWM Convention concerning the use of Ballast Water Record Books in electronic form, which are expected to enter into force in October 2025. Pursuant to the ongoing review, in Fall 2024, MEPC 82 approved the 2024 Guidance on ballast water record keeping and reporting and the 2024 Guidance for Administrations on the type of approval process for ballast water management systems to support harmonized evaluation by Administrations.

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

The EPA and the USCG have also enacted rules relating to ballast water discharge, compliance with which requires the installation of equipment on our vessels to treat ballast water before it is discharged or the implementation of other port facility disposal arrangements or procedures at potentially substantial costs, and/or otherwise restrict our vessels from entering U.S. Waters. The EPA will regulate these ballast water discharges and other discharges incidental to the normal operation of certain vessels within United States waters pursuant to the Vessel Incidental Discharge Act (“VIDA”), which was signed into law on December 4, 2018 and replaced the 2013 Vessel General Permit (“VGP”) program (which authorizes discharges incidental to operations of commercial vessels and contains numeric ballast water discharge limits for most vessels to reduce the risk of invasive species in U.S. waters, stringent requirements for scrubbers, and requirements for the use of environmentally acceptable lubricants) and current Coast Guard ballast water management regulations adopted under the U.S. National Invasive Species Act (“NISA”), such as mid-ocean ballast exchange programs and installation of approved USCG technology for all vessels equipped with ballast water tanks bound for U.S. ports or entering U.S. waters. VIDA establishes a new framework for the regulation of vessel incidental discharges under CWA, requires the EPA to develop performance standards for those discharges within two years of enactment, and requires the USCG to develop implementation, compliance and enforcement regulations within two years of EPA’s promulgation of standards. In October 2024, the EPA finalized its rule on Vessel Incidental Discharge Standards of Performance, which means that the USCG must now develop corresponding regulations regarding ballast water within two years of that date. Under VIDA, all provisions of the 2013 VGP and USCG regulations regarding ballast water treatment remain in force and effect until the EPA and USCG regulations are finalized. Non-military, non-recreational vessels greater than 79 feet in length must continue to comply with the requirements of the VGP, including submission of a Notice of Intent (“NOI”) or retention of a PARI form and submission of annual reports. We have submitted NOIs for our vessels where required. Compliance with the EPA, USCG and state regulations could require the installation of ballast water treatment equipment on our vessels or the implementation of other port facility disposal procedures at potentially substantial cost, or may otherwise restrict our vessels from entering U.S. waters.

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

On September 15, 2020, the European Parliament voted to include greenhouse gas emissions from the maritime sector in the European Union’s carbon market, the EU Emissions Trading System (“EU ETS”) as part of its “Fit-for-55” legislation to reduce net greenhouse gas emissions by at least 55% by 2030. This will require shipowners to buy permits to cover these emissions. On December 18, 2022, the Environmental Council and European Parliament agreed on a gradual introduction of obligations for shipping companies to surrender allowances equivalent to a portion of their carbon emissions: 40% for verified emissions from 2024, 70% for 2025 and 100% for 2026. Most large vessels have been included in the scope of the EU ETS from the start. Big offshore vessels of 5,000 gross tonnage and above have been included in the 'MRV' on the monitoring, reporting and verification of CO2 emissions from maritime transport regulation from 2025 and will be included in the EU ETS from 2027. General cargo vessels and off-shore vessels between 400-5,000 gross tonnage will be included in the MRV regulation from 2025 and their inclusion in EU ETS will be reviewed in 2026. Furthermore, as of January 1, 2026, the ETS regulations have expanded to include emissions of two additional greenhouse gases: nitrous oxide and methane.

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

International Labour Organization

The International Labour Organization (the “ILO”) is a specialized agency of the UN that has adopted the Maritime Labour Convention 2006 (“MLC 2006”). A Maritime Labour Certificate and a Declaration of Maritime Labour Compliance is required to ensure compliance with the MLC 2006 for all ships that are 500 gross tonnage or over and are either engaged in international voyages or flying the flag of a member and operating from a port, or between ports, in another country. We believe that all our vessels are in substantial compliance with and are certified to meet MLC 2006.

Greenhouse Gas Regulation

Currently, the emissions of greenhouse gases from international shipping are not subject to the Kyoto Protocol to the United Nations Framework Convention on Climate Change, which entered into force in 2005 and pursuant to which adopting countries have been required to implement national programs to reduce greenhouse gas emissions. International negotiations are continuing with respect to a successor to the Kyoto Protocol, and restrictions on shipping emissions may be included in any new treaty. In December 2009, more than 27 nations, including the U.S. and China, signed the Copenhagen Accord, which includes a non-binding commitment to reduce greenhouse gas emissions. The 2015 United Nations Climate Change Conference in Paris resulted in the Paris Agreement, which entered into force on November 4, 2016 and does not directly limit greenhouse gas emissions from ships. The U.S. is no longer party to the Paris Agreement.

At MEPC 70 and MEPC 71, a draft outline of the structure of the initial strategy for developing a comprehensive IMO strategy on reduction of greenhouse gas emissions from ships was approved. In accordance with this roadmap, in April 2018, nations at the MEPC 72 adopted an initial strategy to reduce greenhouse gas emissions from ships. The initial strategy identifies “levels of ambition” to reduce greenhouse gas emissions and notes that technological innovation, alternative fuels and/or energy sources for international shipping will be integral to achieve the ambitions. At MEPC 77, the Member States agreed to initiate the revision of the Initial IMO Strategy on Reduction of GHG emissions from ships, recognizing the need to strengthen the “levels of ambition.” during the revision process. In July 2023, MEPC 80 adopted the 2023 IMO Strategy on Reduction of GHG Emissions from Ships, or the 2023 IMO Strategy, which builds upon the initial strategy’s levels of ambition. The revised levels of ambition include (1) further decreasing the carbon intensity from ships through improvement of energy efficiency; (2) reducing carbon intensity of international shipping; (3) increasing adoption of zero or near-zero emissions technologies, fuels, and energy sources; and (4) achieving net zero GHG emissions from international shipping. Furthermore, the following indicative checkpoints were adopted in order to reach net zero GHG emissions from international shipping: i). reduce the total annual GHG emissions from international shipping by at least 20%, striving for 30%, by 2030, compared to 2008 levels; and ii). reduce the total annual GHG emissions from international shipping by at least 70%, striving for 80%, by 2040, compared to 2008 levels. As part of the 2023 IMO Strategy, MEPC also created the IMO Net-zero Framework, which will combine mandatory emissions limits and GHG pricing across the industry. The IMO Net-zero Framework was approved at MEPC 83 (Spring 2024) for potential adoption in late 2026 and is expected to be included in Annex VI. Under these draft regulations, ships will be required to reduce their annual greenhouse gas fuel intensity, or GFI, calculated using the well-to-wake approach and ships emitting above GFI thresholds will have to acquire remedial units to balance its deficit emissions, while those using zero or near-zero GHG technologies will be eligible for financial rewards.

The EU made a unilateral commitment to reduce overall greenhouse gas emissions from its member states from 20% of 1990 levels by 2020. The EU also committed to reduce its emissions by 20% under the Kyoto Protocol’s second period from 2013 to 2020. As of January 2018, large ships over 5,000 gross tonnage calling at EU ports are required to collect and publish data on carbon dioxide emissions and other information. Under the European Climate Law, the EU committed to reduce its net greenhouse gas emissions by at least 55% by 2030 through its “Fit-for-55” legislation package. As part of this initiative, the European Union’s carbon market, EU ETS, has been extended to cover CO2 emissions from all large ships entering EU ports starting January 2024.

In the United States, the EPA issued a finding that greenhouse gases endanger the public health and safety, adopted regulations to limit greenhouse gas emissions from certain mobile sources and proposed regulations to limit greenhouse gas emissions from large stationary sources. However, in March 2017, the Trump administration issued an executive order to review and possibly eliminate the EPA’s plan to cut greenhouse gas emissions, and on August 13, 2020, the EPA released rules rolling back standards to control methane and volatile organic compound emissions from new oil and gas facilities. In early 2021, the Biden administration directed the EPA to publish a proposed rule suspending, revising, or rescinding certain of these rules, which was finalized in December 2023. However, the current administration is delaying these requirements limiting methane emissions and is considering repealing the measure altogether. Therefore, it is unclear how such environmental regulations could affect our operations.

Any passage of climate control legislation or other regulatory initiatives by the IMO, the EU, the U.S. or other countries where we operate, or any treaty adopted at the international level to succeed the Kyoto Protocol or Paris Agreement, that restricts emissions of greenhouse gases could require us to make significant financial expenditures which we cannot predict with certainty at this time. As of March 31, 2026, sixteen of our ECO-VLGCs, including one of our chartered-in ECO-VLGCs, and one of our VLGC/AC are equipped with scrubbers. In addition to the added costs, the concern over climate change and regulatory measures to reduce greenhouse gas emissions may reduce global demand for oil and oil products, which would have an adverse effect on our business, financial results and cash flows.

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

We believe that we satisfy the Publicly-Traded Test, a factual determination made on an annual basis, with respect to our taxable year ended March 31, 2026, and we expect to continue to do so for our subsequent taxable years, and we intend to take this position for United States federal income tax reporting purposes. We do not currently anticipate circumstances under which we would be able to satisfy the 50% Ownership Test.

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

We believe that we satisfy the Publicly-Traded Test and will not be subject to the 5% Override Rule for taxable year ended March 31, 2026 and we also expect to continue to do so for our subsequent taxable years. However, there are factual circumstances beyond our control that could cause us to lose the benefit of the Section 883 exemption. For example, we may no longer qualify for Section 883 exemption for a particular taxable year if 5% Shareholders were to own, in the aggregate, 50% or more of our outstanding common shares on more than half the days of the taxable year, unless we could establish that within the group of 5% Shareholders, qualified shareholders own sufficient number of our shares to preclude the non-qualified shareholders in such group from owning 50% or more of our common shares for more than half the number of days during the taxable year. Under the Treasury Regulations, we would have to satisfy certain substantiation requirements regarding the identity of our shareholders. These requirements are onerous and there is no assurance that we would be able to satisfy them. Given the factual nature of the issues involved, we can give no assurances in regards of our or our subsidiaries' qualification for the Section 883 exemption.

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

We believe that income we earn from the voyage charters, and also from time charters, for the reasons discussed below, will be treated as active income for PFIC purposes and as a result, we intend to take the position that we satisfy the 75% income test for our taxable year ended March 31, 2026.

Based on our current and anticipated operations, we do not believe that we will be treated as a PFIC for our taxable year ended March 31, 2026 or subsequent taxable years, and we intend to take such position for our United States federal income tax reporting purposes. Our belief is based principally on the position that the gross income we derive from our voyage or time chartering activities should constitute services income, rather than rental income. Accordingly, such income should not constitute passive income, and the assets that we own and operate in connection with the production of such income, in particular, the vessels, should not constitute passive assets for purposes of determining whether we are a PFIC. There is substantial legal authority supporting this position consisting of case law and IRS pronouncements concerning the characterization of income derived from time charters as services income for other tax purposes. However, there is also authority which characterizes time charter income as rental income rather than services income for other tax purposes. Accordingly, no assurance can be given that the IRS or a court of law will accept this position, and there is a risk that the IRS or a court of law could determine that we are a PFIC. In addition, although we intend to conduct our affairs in a manner to avoid being classified as a PFIC with respect to any taxable year, we cannot assure you that the nature of our operations will not change in the future.

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

Risks Relating to Our Company

●	We, and the Helios Pool, operate exclusively in the VLGC segment of the LPG shipping industry. Due to the general lack of industry diversification, adverse developments in the VLGC segment of the LPG shipping industry may adversely affect our business, financial condition and operating results.
●	Seasonal and other fluctuations in respect of spot market charter rates have had in the past and may have in the future a negative effect on our revenues, results of operations and cash flows.
●	We and/or our pool managers may not be able to successfully secure employment for our vessels or vessels in the Helios Pool, which could adversely affect our financial condition and results of operations.
●	We face substantial competition in trying to expand relationships with existing and new customers.
●	We and the Helios Pool are subject to risks with respect to counterparties which could cause us to suffer losses or negatively impact our results of operations and cash flows.
●	We expect to be dependent on a limited number of customers for a material part of our revenues, and failure of such customers to meet their obligations could cause us to suffer losses or negatively impact our results of operations and cash flows.
●	Restrictions on VLGC transits and increased toll charges at the Panama Canal may have an adverse effect on our results of operations.
●	Our indebtedness and financial obligations may adversely affect our operational flexibility and financial condition.
●	Our existing and future debt and financing agreements contain and are expected to contain restrictive covenants that may limit our liquidity and corporate activities, which could have an adverse effect on our financial condition and results of operations.
●	The market values of our vessels may decrease, which could cause us to breach covenants in our loan agreements or record an impairment loss, or negatively impact our ability to enter into future financing arrangements, and as a result could have a material adverse effect on our business, financial condition and results of operations.
●	We may be adversely affected by developments and exposed to volatility in the SOFR market.
●	We have and may in the future selectively enter into derivative contracts and forward freight agreements, which can result in higher than market interest rates, lower than market freight rates, and charges against our income.
●	Because we generate all of our revenues in U.S. dollars but incur a portion of our expenses in other currencies, exchange rate fluctuations could adversely affect our results of operations.
●	If we fail to manage our growth properly, we may incur significant expenses and losses.
●	An inability to effectively time investments in and divestments of vessels could prevent the implementation of our business strategy and negatively impact our results of operations and financial condition.
●	If our fleet grows in size, we may need to update our operations and financial systems and recruit additional staff and crew; if we cannot adequately update these systems or recruit suitable employees, our business and results of operations may be adversely affected.

●	We may be unable to attract and retain key management personnel and other employees in the shipping industry without incurring substantial expense, which may negatively affect the effectiveness of our management and our results of operations.
●	Our directors and officers may in the future hold direct or indirect interests in companies that compete with us.
●	We may be unable to procure adequate insurance coverage at commercially reasonable rates in the future.
●	Because we obtain some of our insurance through protection and indemnity associations, we may be required to make additional premium payments.
●	We may incur increasing costs for the drydocking, maintenance or replacement of our vessels as they age, and, the risks associated with older vessels could adversely affect our ability to obtain profitable charters.
●	If we purchase secondhand vessels, we will be exposed to increased costs, which could adversely affect our earnings.

●	Certain shareholders have a substantial ownership stake in us, and their interests could conflict with the interests of our other shareholders.
●	United States tax authorities could treat us as a “passive foreign investment company” or PFIC, which could have adverse United States federal income tax consequences to United States holders.
●	Changes in tax laws and unanticipated tax liabilities could materially and adversely affect the taxes we pay, results of operations and financial results.

Risks Relating to Our Industry

●	The cyclical nature of seaborne LPG transportation may lead to significant changes in charter rates, vessel availability and vessel values, which may adversely affect our revenues, profitability and financial condition.
●	A shift in consumer demand from LPG towards other energy sources or changes to trade patterns may have a material adverse effect on our business.
●	An oversupply of LPG shipping capacity may have an adverse effect on LPG freight rates, which could have a material adverse effect on the Company’s business, financial condition and results of operations.
●	The market values of our vessels may fluctuate significantly.
●	We are subject to a number of environmental laws, regulations and restrictions, which could require significant expenditures and adversely affect our financial conditions and results of operations.
●	Increasing scrutiny and changing expectations from investors, lenders and other market participants with respect to our Environmental , Social and Governance, or ESG, policies may impose additional costs on us or expose us to additional risks.
●	General economic, political and regulatory conditions, as well as the perceived impact of emissions by our vessels on the climate, could materially adversely affect our business, financial position and results of operations, as well as our future prospects.
●	Future technological innovation could reduce our charter hire income and the value of our vessels.
●	Changes in fuel, or bunker, prices may adversely affect profits.
●	If our vessels call on ports located in countries or territories that are subject to sanctions or embargoes imposed by the United States or other authorities, it could lead to monetary fines or penalties and/or adversely affect our reputation and the market for our common shares.
●	Our vessels are subject to periodic inspections.
●	Maritime claimants could arrest and governments could requisition our vessels.
●	The operation of ocean-going vessels is inherently risky, and an incident resulting in significant loss or environmental consequences involving any of our vessels could harm our reputation and business.
●	We may be subject to litigation that could have an adverse effect on our business and financial condition.
●	Our operations outside the United States expose us to global risks, such as political instability, terrorism, war, international hostilities, and acts of piracy, which may interfere with the operation of our vessels and have a material adverse impact on our operating results, revenues and costs.
●	If labor or other interruptions are not resolved in a timely manner, such interruptions could have a material adverse effect on our financial condition.
●	The U.S. government’s Maritime Action Plan could result in new trade, regulatory or industrial policy measures affecting foreign-built vessels, which could increase our costs and affect our operations.

●	Information technology failures and data security breaches, including as a result of cybersecurity attacks, could negatively impact our results of operations and financial condition and expose us to litigation.

Risks Relating to Our Common Shares

●	The price of our common shares has fluctuated in the past, has recently been volatile and may be volatile in the future, and as a result, investors in our common shares could incur substantial losses.
●	In order to execute the Company’s strategy, we may require additional capital in the future, which may not be available.
●	Although we have paid irregular dividends in the past, there can be no assurance that we will or will be able to pay any dividends in the future. A reduction in or elimination of dividends could cause investors in our common shares to incur substantial losses.
●	Although we have initiated a stock repurchase program, we cannot assure you that we will continue to repurchase shares or that we will repurchase shares at favorable prices.
●	We are a holding company and depend on the ability of our subsidiaries to distribute funds to us in order to satisfy our financial obligations and to make dividend payments.
●	We may issue additional shares in the future, which could cause the market price of our common shares to decline.
●	A future sale of shares by major shareholders may reduce the share price.
●	We are incorporated in the Republic of the Marshall Islands, which does not have a well-developed body of corporate law and it may be difficult to enforce a United States judgment against us, our officers and our directors because we are a foreign corporation.
●	It may be difficult to enforce a United States judgment against us, our officers and our directors.
●	Our organizational documents contain anti-takeover provisions, which may make it difficult for our shareholders to replace or remove our current board of directors or have the effect of discouraging, delaying or preventing a merger or acquisition, which could adversely affect the market price of our common shares.

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

Currently, all twenty-seven vessels from our fleet, including our six time chartered-in vessels, operate in the Helios Pool, which employs vessels on short-term time charters, COAs, or in the spot market, the latter of which exposes us to fluctuations in spot market charter rates. Currently, none of our VLGCs are employed on a fixed time charter outside of the Helios Pool, but we have done so in the past. As fixed time charters expired, we employed the vessels in the Helios Pool.

Liquefied petroleum gas is primarily used for industrial and domestic heating, as a chemical and refinery feedstock, and as a transportation fuel and in agriculture. The LPG shipping market historically has been stronger in the autumn months in anticipation of increased consumption of propane and butane for heating during the winter months.

Generally, VLGC spot market rates are highly seasonal, typically demonstrating strength in the second and third calendar quarters as suppliers build inventory for high consumption during the northern hemisphere winter. However, 12-month time charter rates tend to smooth out these short-term fluctuations and recent LPG shipping market activity has not yielded the expected seasonal results. The increase in petrochemical industry buying has contributed to less marked seasonality than in the past, but there can no guarantee that this trend will continue. In addition, unpredictable weather patterns tend to disrupt vessel scheduling and supplies of certain commodities. The utilization of our vessels may be affected by sea conditions, such as currents and swell, as well as weather conditions, such as fog, winds, storms, typhoons and hurricanes. To the extent any of our time charters expire during the typically weaker fiscal quarters ending December 31 and March 31, it may not be possible to re-charter our vessels at similar rates. As a result, we may have to accept lower rates or experience off-hire time for our vessels, which may adversely impact our business, financial condition and operating results.

The spot charter market may fluctuate significantly based upon LPG and LPG vessel supply and demand and future vessel capacity. This supply-demand relationship largely depends on a number of factors outside of our control. The LPG charter market is connected to world LPG prices and energy markets, which we cannot predict. A substantial or extended decline in demand for LPG could materially adversely affect our ability to re-charter its vessels at acceptable rates or to acquire and profitably operate new vessels. The successful operation of our vessels in the competitive and highly volatile spot charter market depends on, among other things, obtaining profitable spot charters and minimizing, to the extent possible, time spent waiting for charters and time spent traveling in ballast to pick up cargo. The spot market is very volatile and there have been and will be periods when spot charter rates decline below the operating cost of vessels. If future spot charter rates decline, we may be unable to operate our vessels trading in the spot market profitably, meet our obligations, including payments on indebtedness, or pay any dividends in the future. Furthermore, as charter rates for spot charters are fixed for a single voyage which may last up to several weeks, during periods in which spot charter rates are rising, we will generally experience delays in realizing the benefits from such increases. If spot charter rates decline in the future, then we may not be able to profitably operate our vessels trading in the spot market or participating in the Helios Pool, meet our obligations, including payments on indebtedness, or pay dividends.

Further, although fixed timed charters generally provide reliable revenues, it also limits the portion of our fleet available for spot market voyages during an upswing in the market, when spot market voyages might be more profitable. Conversely, when the current charter for a vessel in our fleet on a fixed time charter expires (or if such charter is terminated early), we may not be able to re-charter this vessel at similar or higher rates, or at all. As a result, we may have to accept lower rates or experience off-hire time for our vessels, which would adversely impact our revenues, results of operations and financial condition.

We and/or our pool managers may not be able to successfully secure employment for our vessels or vessels in the Helios Pool, which could adversely affect our financial condition and results of operations.

As of May 22, 2026, all twenty-seven of our vessels, including our six time chartered-in vessels, are operating within the Helios Pool, which employs vessels on short-term time charters, COAs, or in the spot market. None of our vessels are currently on fixed time charter outside of the Helios Pool. We cannot assure you that we will be successful in finding employment for our vessels in the spot market, on time charters or otherwise, or that any employment will be at profitable rates. Moreover, as vessels entered into the Helios Pool are commercially managed by our wholly-owned subsidiary and MOL Energia, we also cannot assure you that we or they will be successful in finding employment for the vessels in the Helios Pool or that any employment will be profitable. Any inability to locate suitable employment for our vessels or the vessels in the Helios Pool could affect our general financial condition, results of operation and cash flow as well as the availability of financing.

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

For the year ended March 31, 2026, the Helios Pool accounted for 99% of our total revenues. No other individual charterer accounted for more than 10%. Within the Helios Pool, no individual charterer represented more than 10% of net pool revenues—related party for the year ended March 31, 2026. We expect that a material portion of our revenues will continue to be derived from a limited number of customers. The ability of each of our customers to perform their obligations under a contract with us will depend on a number of factors that are beyond our control. Should the aforementioned customers fail to honor their obligations under agreements with us or the Helios Pool, we could sustain material losses that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Restrictions on VLGC transits and increased toll charges at the Panama Canal may have an adverse effect on our results of operations.

In June 2016, the expansion of the Panama Canal, or the Canal, was completed. The new locks allow the Canal to accommodate significantly larger vessels, including VLGCs, which we operate. Since the completion of the Canal, transit from the United States Gulf to Asia, an important trade route for our customers, has been shortened by approximately 15 days compared to transiting via the Cape of Good Hope. With increased traffic, the toll has been increased over time. The Panama Canal Authorities decreed that the slots for transit by VLGCs could only be reserved up to 14 days in advance of a proposed transit. This change has resulted in longer wait times and periods of high auction prices to reserve transits. These restrictions have added waiting time to transits, which is typically not paid for by charterers. The Panama Canal Authority has periodically restructured its toll structure, which increased rates charged on tonnage for different vessel classes, including the VLGCs that cross the waterway, resulting in increased rates or additional waiting time for our VLGCs to cross the Canal. Such factors may not be reflected in charter rates. Our vessels and voyages could be impacted as with additional rate changes, which could have an adverse effect on our results of operations and cash flows. Our latest long-term time chartered-in dual-fuel ECO VLGCs are Panamax vessels and can transit the old Panama Canal locks, which are not currently affected by the toll restructuring referenced above.

Our indebtedness and financial obligations may adversely affect our operational flexibility and financial condition.

As of May 22, 2026, we had outstanding indebtedness of $544.4 million, of which $465.0 million is hedged or fixed. Amounts owed under our current credit facility and financing arrangements, and any future credit facilities or financing arrangements, will require us to dedicate a part of our cash flow from operations to paying interest and principal payments, as applicable. These payments will limit funds available for working capital, capital expenditures, acquisitions, dividends, stock repurchases and other purposes and may also limit our ability to undertake further equity or debt financing in the future. Our indebtedness and obligations under our financing arrangements also increase our vulnerability to general adverse economic and industry conditions, limits our flexibility in planning for and reacting to changes in the industry, and places us at a disadvantage to other, less leveraged, competitors.

Two of our credit facilities bear interest at variable rates and we anticipate that any future credit facilities will also bear interest at variable rates. Increases in prevailing rates could increase the amounts that we would have to pay to our lenders or financing counterparties, even though the outstanding principal amount remains the same, and our net income and available cash flows would decrease as a result.

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

Our debt agreement and financing arrangements contain, and any future debt agreements or financing arrangements are expected to contain, customary covenants and event of default clauses, including cross-default provisions that may be triggered by a default under one of our other contracts or agreements and restrictive covenants and performance requirements, which may affect operational and financial flexibility. Such restrictions could affect, and in many respects limit or prohibit, among other things, our ability to pay dividends or repurchase stock, incur additional indebtedness, create liens, sell assets, or engage in mergers or acquisitions. These restrictions could limit our ability to plan for or react to market conditions or meet extraordinary capital needs or otherwise restrict corporate activities. There can be no assurance that such restrictions will not adversely affect the (i) 2023 A&R Debt Facility; (ii) the debt facility that we entered into in December 2021 with Banc of America Leasing & Capital, LLC, Pacific Western Bank, Raymond James Bank, a Florida chartered bank and City National Bank of Florida, as lenders (“BALCAP Facility”); and (iii) the debt facility that we entered into in March 2026 with Citibank N.A., (Hong Kong branch) (“Citi”), supported by export insurance provided by the Korea Trade Insurance Corporation (“K-sure”), and Nordea Bank Abp (New York branch) (“Nordea”) (the "Areion Facility");all of which are secured by certain of our vessels, among other things, and require us to maintain specified financial ratios and satisfy financial covenants.

As of March 31, 2026, we were in compliance with the financial and other covenants contained in each of our debt facilities. As of May 22, 2026, approximately $148.5 million remains outstanding under the 2023 A&R Debt Facility, $49.2 million remains outstanding under the BALCAP Facility, and $62.9 million under remains outstanding under the Areion Facility.

Our bank debt facilities condition payments of dividends by us to our shareholders and by our subsidiaries to us on the absence of an event of default and such payments not creating an event of default.

Our ability to comply with covenants and restrictions contained in our current and future loan agreements may also be affected by events beyond our control, including prevailing economic, financial and industry conditions. If our cash flow is insufficient to service our current and future indebtedness and to meet our other obligations and commitments, we will be required to adopt one or more alternatives, such as reducing or delaying our business activities, acquisitions, investments, capital expenditures, the payment of dividends or the implementation of our other strategies, refinancing or restructuring our debt obligations, selling vessels or other assets, seeking to raise additional debt or equity capital or seeking bankruptcy protection. However, we may not be able to effect any of these remedies or alternatives on a timely basis, on satisfactory terms or at all, which could lead to events of default under these loan agreements, giving the lenders foreclosure rights on our vessels.

Our ability to obtain additional debt financing may be dependent on the performance of our then existing charters and the creditworthiness of our charterers. The actual or perceived credit quality of our charterers, and any defaults by them, may materially affect our ability to obtain the additional capital resources that we will require to purchase additional vessels or may significantly increase our costs of obtaining such capital. Our inability to obtain additional financing at all, or our ability to do so only at a higher than anticipated cost, may materially affect our results of operations and our ability to implement our business strategy. A failure by us to meet our payment and other obligations, including our financial and value to loan covenants, could lead to defaults under our current or future secured loan agreements. In addition, a default under one of our current or future credit facilities could result in the cross-acceleration of our other indebtedness. Our lenders could then accelerate our indebtedness and foreclose on our fleet.

The market values of our vessels may decrease, which could cause us to breach covenants in our loan agreements or record an impairment loss, or negatively impact our ability to enter into future financing arrangements, and as a result could have a material adverse effect on our business, financial condition and results of operations.

The 2023 A&R Debt Facility, BALCAP Facility, and Areion Facility, which are secured by, among other things, liens on the vessels in our fleet contain various financial covenants, including requirements relating to our financial condition, financial performance and liquidity. For example, we are required to maintain a minimum ratio of the market value of the vessels securing a loan to the principal amount outstanding under such loan. The market value of LPG carriers is sensitive to, among other things, changes in the LPG carrier charter markets, with vessel values deteriorating when LPG carrier charter rates are anticipated to fall and improving when charter rates are anticipated to rise. LPG vessel values remain subject to significant fluctuations. A decline in the fair market values of our vessels could result in us not being in compliance with certain of these loan covenants. Furthermore, if the value of our vessels deteriorates and our estimated future cash flows decrease, we may have to record an impairment adjustment in our financial statements or we may be unable to enter into future financing arrangements acceptable to us or at all, which would adversely affect our financial results and further hinder our ability to raise capital.

If we are unable to comply with any of the restrictions and covenants in our 2023 A&R Debt Facility, Areion Facility, and BALCAP Facility, financing arrangements, or in future debt financing agreements, and we are unable to obtain a waiver or amendment from our lenders or counterparties for such noncompliance, a default could occur under the terms of those agreements. Our ability to comply with these restrictions and covenants, including meeting financial ratios and tests, is dependent on our future performance and may be affected by events beyond our control. If a default occurs under these agreements, lenders could terminate their commitments to lend or in some circumstances accelerate the outstanding loans and declare all amounts borrowed due and payable. Our vessels serve as security under our debt agreement. If our lenders were to foreclose with respect to their liens on our vessels in the event of a default, such foreclosure could impair our ability to continue our operations. In addition, our current debt agreement contains, and future debt agreements are expected to contain, cross-default provisions, meaning that if we are in default under certain of our current or future debt obligations, amounts outstanding under our current or other future debt agreements may also be in default, accelerated and become due and payable. If any of these events occur, we cannot guarantee that our assets will be sufficient to repay in full all of our outstanding indebtedness, and we may be unable to find alternative financing. Even if we could obtain alternative financing, that financing might not be on terms that are favorable or acceptable to us. In addition, if we find it necessary to sell our vessels at a time when vessel prices are low, we will recognize losses and a reduction in our earnings, which could affect our ability to raise additional capital necessary for us to comply with our debt agreement.

We have and may in the future selectively enter into derivative contracts, which can result in higher than market interest rates and charges against our income.

Our financial condition could be materially adversely affected at any time that we have not entered into interest rate hedging arrangements to hedge our exposure to the interest rates applicable to our credit facilities and any other financing arrangements we may enter into in the future. We have entered into and may selectively in the future enter into derivative contracts to hedge our overall exposure to interest rate risk related to our credit facility. Entering into swaps and derivatives transactions is inherently risky and presents various possibilities for incurring significant expenses. The derivatives strategies that we employ currently and, in the future, may not be successful or effective, and we could, as a result, incur substantial additional interest costs or losses. As of May 22, 2026, $79.4 million of our total debt of $544.4 million, or 14.6%, is unhedged or unfixed and a significant change in Secured Overnight Financing Rate (“SOFR”) could materially adversely affect our financial condition, although we note that a theoretical 20 basis point increase or decrease in SOFR would only result in a $0.2 million difference over the next 12 months.

Investments in forward freight derivative instruments could result in losses.

From time to time, we may take hedging or speculative positions in derivative instruments, including forward freight agreements, or FFAs. Upon settlement, if an FFA contracted charter rate is less than the average of the rates, as reported by an identified index, for the specified route and period, the seller of the FFA is required to pay the buyer an amount equal to the difference between the contracted rate and the settlement rate, multiplied by the number of days in the specified period. Conversely, if the contracted rate is greater than the settlement rate, the buyer is required to pay the seller the settlement sum. If we do not correctly anticipate charter rate movements over the specified route and time period when we take positions in FFAs or other derivative instruments, we could suffer losses in the settling or termination of the FFA. This could adversely affect our results of operations and cash flows. As of March 31, 2026, we had no FFAs in our portfolio.

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

As and when market conditions permit, we may prudently grow our fleet. Acquisition opportunities may arise from time to time, and any such acquisition could be significant. Successfully consummating and integrating acquisitions will depend on:

●	locating and acquiring suitable vessels at a suitable price;
●	identifying and completing acquisitions or joint ventures;
●	integrating any acquired vessels or businesses successfully with our existing operations;
●	hiring, training and retaining qualified personnel and crew to manage and operate our growing business and fleet;
●	improve our operating, financial and accounting systems and controls;
●	expanding our customer base; and
●	obtaining required financing.

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

The expansion of our fleet in the future may impose significant additional responsibilities on our management and staff, including the management and staff of our in-house commercial and technical managers, and may necessitate that we increase the number of our personnel. Further, there is the risk that we may fail to successfully and timely integrate the operations or management of any acquired businesses or assets and the risk of diverting management's attention from existing operations or other priorities. If we fail to consummate and integrate our acquisitions in a timely and cost-effective manner, our financial condition, results of operations and ability to pay dividends, if any, to our shareholders could be adversely affected. Moreover, we cannot predict the effect, if any, that any announcement or consummation of an acquisition would have on the trading price of our common shares.

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

Additionally, obtaining voyage and time charters with leading industry participants depends on a number of factors, including the ability to man vessels with suitably experienced, high-quality masters, officers and crew. In recent years, due to an increase in the size of the global shipping fleet, the limited supply of and increased demand for well-qualified crew has created upward pressure on crewing costs, which we generally bear under our time and spot charters. Increases in crew costs may adversely affect our profitability. If we cannot retain sufficient numbers of quality on-board seafaring personnel, the availability of our fleet could decrease, which could have a material adverse effect on our business, results of operations, cash flows and financial condition.

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

We procure insurance for our fleet against risks commonly insured by vessel owners and operators. Our current insurance includes, but is not limited to, hull and machinery insurance, war risk insurance, and protection and indemnity, or P&I, insurance, which includes environmental damage and pollution insurance. Despite these policies, we may not be able to obtain adequate insurance coverage at acceptable rates in the future during adverse insurance market conditions. For example, more stringent environmental regulations have led in the past to increased costs for, and in the future may result in the lack of availability of insurance against risks of environmental damage or pollution. A marine disaster could exceed our insurance coverage, which could harm our business, financial condition and operating results. Even if our insurance coverage is adequate to cover our losses, we may not be able to timely obtain a replacement vessel in the event of a loss. Additionally, our insurers may refuse to pay particular claims, and our insurance may be voidable by the insurers if we take, or fail to take, certain action, such as failing to maintain certification of our vessels with applicable maritime regulatory organizations. Any uninsured or underinsured loss could harm our business and financial condition. In addition, our insurance may be voidable by the insurers as a result of certain of our actions, such as our vessels failing to maintain certification with applicable maritime self-regulatory organizations even when such failure is not caused intentionally or by negligence, but, for example, due to computer error or external manipulation.

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

In addition, although almost all of our vessels were built within the past fifteen years, we estimate that our vessels have a useful life of 25 years. In general, the costs of maintaining a vessel in good operating condition increase with the age of the vessel. Older vessels are typically less fuel-efficient than more recently constructed vessels due to improvements in engine technology. Cargo insurance rates increase with the age of a vessel, making older vessels less desirable to charterers. Governmental regulations, including environmental regulations, safety or other equipment standards related to the age of vessels may require expenditures for alterations, or the addition of new equipment, to our vessels and may restrict the type of activities in which our vessels may engage. As our vessels age, market conditions might not justify those expenditures or enable us to operate our vessels profitably during the remainder of their useful lives.

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

We may acquire secondhand vessels in the future, and while we rigorously inspect previously owned or secondhand vessels prior to purchase, that inspection does not provide us with the same knowledge about their condition and cost of any required (or anticipated) repairs that we would have had if these vessels had been built for and operated exclusively by us. A secondhand vessel may also have conditions or defects that we were not aware of when we bought the vessel and which may require us to incur costly repairs to the vessel. These repairs may require us to put a vessel into drydock, which would reduce our fleet availability and increase our operating costs. If a hidden defect or problem is not detected, it may result in accidents or other incidents for which we may become liable to third parties. The market prices of secondhand vessels also tend to fluctuate with changes in charter rates and the cost of newbuild vessels, and if we sell the vessels, the sales prices may not equal and could be less than their carrying values at that time. Therefore, our future operating results could be negatively affected if our secondhand vessels do not perform as we expect.

Certain shareholders have a substantial ownership stake in us, and their interests could conflict with the interests of our other shareholders.

According to information contained in public filings, Blackrock, Inc.; John C. Hadjipateras; and Dimensional Fund Advisors LP, as of May 22, 2026, own, or may be deemed to beneficially own, 12.7%, 11.6%, and 6.8%, respectively, of our total shares outstanding. John C. Hadjipateras, as our Chief Executive Officer, President and Chairman of the Board of Directors, has the ability to influence certain actions requiring shareholders' approval, including increasing or decreasing the authorized share capital, the election of directors, declaration of dividends, the appointment of management, and other policy decisions. While any future transaction with significant shareholders could benefit us, their interests could at times conflict with the interests of our other shareholders. Conflicts of interest may also arise between us and our significant shareholders or their affiliates, which may result in the conclusion of transactions on terms not determined by market forces. Any such conflicts of interest could adversely affect our business, financial condition and results of operations, and the trading price of our common shares. Moreover, the concentration of ownership may delay, deter or prevent acts that would be favored by our other shareholders or deprive shareholders of an opportunity to receive a premium for their shares as part of a sale of our business. Similarly, this concentration of share ownership may adversely affect the trading price of our shares because investors may perceive disadvantages in owning shares in a company with concentrated ownership.

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

Whether we will be treated as a PFIC for our taxable year ended March 31, 2026 and subsequent taxable years will depend upon the nature and extent of our operations. In this regard, we intend to treat the gross income we derive from our voyage and time chartering activities as services income, rather than rental income. Accordingly, such income should not constitute passive income, and the assets that we own and operate in connection with the production of such income, in particular, our vessels, should not constitute passive assets for purposes of determining whether we are a PFIC. There is substantial legal authority supporting this position consisting of case law and the IRS pronouncements concerning the characterization of income derived from time charters as services income for other tax purposes. However, there is also authority which characterizes time charter income as rental income rather than services income for other tax purposes. Accordingly, no assurance can be given that the IRS or a court of law will accept this position, and there is a risk that the IRS or a court of law could determine that we are a PFIC. In addition, although we intend to conduct our affairs in a manner to avoid being classified as a PFIC with respect to any taxable year, we cannot assure you that the nature of our operations will not change in the future.

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

We believe that we qualify, and we expect to qualify, for exemption under Section 883 for our taxable year ended March 31, 2026 and our subsequent taxable years and we intend to take this position for United States federal income tax return reporting purposes. However, there are factual circumstances beyond our control that could cause us to lose the benefit of this tax exemption and thereby become subject to United States federal income tax on our United States source shipping income. For example, we would no longer qualify for exemption under Section 883 of the Code for a particular taxable year if certain “non-qualified” shareholders with a 5% or greater interest in our common shares owned, in the aggregate, 50% or more of our outstanding common shares for more than half the days during the taxable year. Due to the factual nature of the issues involved, there can be no assurances that we or any of our subsidiaries will qualify for exemption under Section 883 of the Code.

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

The factors that influence demand for our vessels include:

●	levels of demand for and supply and production of LPG, which may be affected by competition due to availability of new, alternative energy sources and alternative feedstock types, changes in the price of LPG or natural gas relative to other energy sources or other factors making consumption of LPG or natural gas less attractive;
●	development of new petrochemical resources and industry in countries that are currently net exporters of LPG can lead to increased domestic LPG consumption and reduce the volumes available for shipment;
●	changes in laws and regulations affecting the LPG shipping industry;
●	global or regional economic, political or geopolitical conditions, including armed conflicts such as the ongoing conflicts in Ukraine and the Middle East, terrorist activities, blockades, embargoes, strikes, tariffs and “trade wars” and other developments in international trade, particularly in LPG consuming regions;
●	changes in global or general industrial activity, specifically in the plastics and chemical industries, and changes in trade patterns, including changes in the distances cargo must be transported;
●	changes in the global prices of or production costs of oil and natural gas from which LPG is derived;
●	the development and location of production facilities for LPG and the distance LPG is to be transported by sea;

●	changes in the production levels of crude oil and natural gas (including in particular production by OPEC, the United States and other key producers) and inventories and regional imbalances in production and demand of LPG;
●	availability of competing LPG vessels;
●	availability of alternative transportation means, including pipelines for LPG, which are currently few in number, linking production areas and industrial and residential areas consuming LPG, or the conversion of existing non-petroleum gas pipelines to petroleum gas pipelines in those markets;
●	development and exploitation of alternative fuels and non-conventional hydrocarbon production;
●	competition from alternative sources of energy, other shipping companies and other modes of transportation
●	local and international political and economic conditions, including environmental regulations or restrictions on offshore transportation of LPG and other gases;
●	business disruptions, including supply chain issues, due to natural, health or other disasters, or otherwise
●	domestic and foreign tax policies;
●	accidents, severe weather conditions, natural disasters and other similar incidents relating to the natural gas industry; and
●	international sanctions embargoes, important and export restrictions, nationalizations and wars.

The factors that influence the supply of vessel capacity include:

●	the number of and potential delays of newbuilding deliveries;
●	the age of the world LPG tanker fleet and scrapping rate of older vessels;
●	port and canal congestion, including the Straits of Hormuz;
●	LPG vessel prices, including financing costs and the price of steel, other raw materials and vessel equipment;
●	the price of oil;
●	the availability of shipyards to build LPG vessels when demand is high;
●	available interest rates on financing;
●	changes in environmental and other regulations that may limit the useful lives of vessels;
●	environmental concerns and regulations, including ballast water management, low sulfur fuel consumption regulations, and reductions in CO2 emissions;
●	piracy and other vessel attacks and their impact on voyage routes;
●	technological advances in LPG vessel design and capacity, propulsion technology and fuel consumption efficiency;
●	conversion of LPG carriers to other uses; and
●	the number of vessels that are off-hire and out of service.

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

Seaborne trading and distribution patterns are primarily influenced by the relative advantage of the various sources of production, locations of consumption, pricing differentials and seasonality, and, more recently, government sanctions. Changes to the trade patterns of LPG may have a significant negative or positive impact on the demand for our vessels. This could have a material adverse effect on our future performance, results of operations, cash flows and financial position.

An oversupply of LPG shipping capacity may have an adverse effect on LPG freight rates, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

If the number of new LPG vessels delivered exceeds the number of vessels being recycled, the global vessel capacity will increase. If the supply of vessel capacity continues to increase and the demand for vessel capacity does not increase correspondingly, freight rates could materially decline and the value of the Company’s vessels could be adversely affected. The balance between supply and demand for LPG vessels depends on potential new vessel orders, scrapping activity and the growth of demand for LPG shipping. The LPG fleet includes Very Large Ammonia Carriers, or VLAC, scheduled to deliver and carry ammonia out from the United States blue ammonia facilities, which could affect LPG trade in the event of delays or cancellations of these projects, if these VLACs are redirected to transport LPG instead, which could increase vessel capacity and competition and impact freight rates. The Company will monitor the supply and demand situation closely and seek to take timely investment and divestment decisions as appropriate. However, excess capacity will have an adverse effect on LPG freight rates, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

These regulations include, but are not limited to US-OPA 90, which establishes an extensive regulatory and liability regime for the protection and cleanup of the environment from oil spills and applies to any discharges of oil from a vessel, including discharges of fuel oil and lubricants, the CAA, the CWA, and requirements of the USCG and the EPA, and the MTSA, and regulations of the IMO, including MARPOL, the Bunker Convention, the IMO International Convention of Load Lines of 1966, as from time to time amended, and the SOLAS Convention. To comply with these and other regulations we may be required to incur additional costs to modify our vessels, meet new operating maintenance and inspection requirements, develop contingency plans for potential spills, and obtain insurance coverage. We are also required by various governmental and quasi-governmental agencies to obtain permits, licenses, certificates and financial assurances with respect to our corporate and ships’ operations. These permits, licenses, certificates and financial assurances may be issued or renewed with terms that could materially and adversely affect our operations. Because these laws and regulations are often revised, we cannot predict the ultimate cost of complying with them or the impact they may have on the resale prices or useful lives of our vessels. However, a failure to comply with applicable laws and regulations may result in administrative and civil penalties, criminal sanctions or the suspension or termination of our operations. Additional laws and regulations may be adopted which could limit our ability to do business or increase the cost of our doing business and which could materially adversely affect our operations. For example, a serious future incident, such as the April 2010 Deepwater Horizon oil spill in the Gulf of Mexico, may result in new regulatory initiatives.

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

For example, on July 7, 2023, at the IMO’s MEPC 80th session, the MEPC adopted the 2023 IMO Strategy on Reduction of GHG Emissions from Ships, which, in part, includes (A) enhanced targets to reach net-zero GHG emissions close to 2050; (B) a targeted uptake in use of zero or near-zero GHG emissions technologies and fuels to represent at least 5% (striving for 10%) of the energy used by international shipping by 2030; and (C) indicative check-points to reach net-zero GHG emissions from international shipping, with targets to reduce the total annual GHG emissions from international shipping by (i) at least 20% (striving for 30%) by 2030, as compared to 2008 levels and (i) at least 70% (striving for 80%) by 2040, as compared to 2008 levels. These regulations may cause us to incur additional substantial expenses in the future and therefore could impact the cost of our operations and adversely affect our business.

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

We may face increasing pressures from investors, lenders and other market participants, who are increasingly focused on climate change, to prioritize sustainable energy practices, reduce our carbon footprint and promote sustainability. As a result, we may be required to implement more stringent ESG procedures or standards so that our existing and future investors and lenders remain invested in us and make further investments in us, especially given the highly focused and specific trade of LPG transportation in which we are engaged. Such ESG corporate transformation calls for an increased resource allocation to serve the necessary changes in that sector, increasing costs and capital expenditure. If we do not meet these standards, our business and/or our ability to access capital could be harmed. In connection with the 2023 A&R Debt Facility and the Aerion Facility, the margin applicable to these facilities may be adjusted by up to five basis points (upwards or downwards) per annum for changes in the average efficiency ratio (“AER”) (which weighs carbon emissions for a voyage against the design deadweight of a vessel and the distance travelled on such voyage) for the vessels in our fleet that are owned or technically managed pursuant to a bareboat charter.

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

The global economy remains subject to downside risks, including substantial sovereign debt burdens in countries throughout the world, continuing turmoil and hostilities in Venezuela, the Middle East, Ukraine and other geographic areas and the refugee crisis in Europe and the Middle East. There has historically been a strong link between the development of the world economy and demand for LPG shipping. Accordingly, an extended negative outlook for the world economy could reduce the overall demand for our services. More specifically, LPG is used as a feedstock in cyclical businesses, such as the manufacturing of plastics and in the petrochemical industry, which can be adversely affected by an economic downturn and, accordingly, continued weakness and any further reduction in demand in those industries could adversely affect the LPG shipping industry. In particular, an adverse change in economic conditions affecting China, India, Japan or Southeast Asia generally could have a negative effect on the demand for LPG, thereby adversely affecting our business, financial position and results of operations, as well as our future prospects. Additionally, Brexit, or similar events in other jurisdictions, could impact global markets, including foreign exchange and securities markets; any resulting changes in currency exchange rates, tariffs, treaties and other regulatory matters could in turn adversely impact our business and operations. During April 2025, China imposed tariffs on US sourced goods, including propane and butane.

The global economy faces a number of challenges, including the effects of volatile oil prices, trade tensions between the United States and China, continuing turmoil and hostilities in the Middle East, the Korean Peninsula, North Africa, Venezuela, and other geographic areas and countries, including the war between Russia and Ukraine and the recent conflict between the U.S. and Israel with Iran, continuing threat of terrorist attacks around the world, continuing instability and conflicts and other recent occurrences in the Middle East and in other geographic areas and countries, continuing economic weakness in the European Union, or the EU, and stabilizing growth in China. The demand for energy, including oil and gas may be negatively affected by global economic conditions.

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

Our customers have a high and increasing focus on quality and compliance standards with their suppliers across the entire supply chain, including the shipping and transportation segment. Our continued compliance with these standards and quality requirements is vital for our operations. The charter hire rates and the value and operational life of a vessel are determined by a number of factors including the vessel's efficiency, operational flexibility and physical life. Efficiency includes speed, fuel type and economy and the ability to load and discharge cargo quickly. Flexibility includes the ability to enter harbors, utilize related docking facilities and pass through canals and straits. The length of a vessel's physical life is related to its original design and construction, its maintenance and the impact of the stress of operations. We believe that our fleet is among the most eco-friendly fleet of all our competitors. However, if new LPG carriers are built that are more efficient and environmentally friendly or more flexible or have longer physical lives than our vessels, competition from these more technologically advanced vessels could adversely affect the amount of charter hire payments we receive for our vessels and the resale value of our vessels could significantly decrease. Similarly, if the vessels of the other participants in the Helios Pool fleet become outdated, the amount of charter hire payments to the Helios Pool may be adversely affected. As a result of the foregoing, our results of operations and financial condition could be adversely affected.

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

Furthermore, fuel may become significantly more expensive in the future, which may reduce our profitability and adversely affect the competitiveness of our business compared to other forms of transportation and reduce our profitability. Effective January 1, 2020, the IMO, under MARPOL Annex VI, implemented a new regulation for a 0.50% global sulfur cap on emissions from vessels that are not equipped with sulfur oxide (“SOx”) exhaust gas cleaning systems (“scrubbers”) (the “IMO 2020 Regulations”). Under this global cap, vessels must use marine fuels with a sulfur content of no more than 0.50% against the former regulations specifying a maximum of 3.50% sulfur in an effort to reduce the emission of sulfur oxide into the atmosphere. Currently, sixteen of our technically managed vessels are equipped with scrubbers and, since January 1, 2020, we have transitioned to burning IMO compliant fuels for our non-scrubber equipped vessels. However, since the implementation of the IMO 2020 Regulations, scrubber-equipped vessels have been permitted to consume high-sulfur fuels instead of low-sulfur fuels. A decrease in the difference in the costs between low-sulfur fuel and high-sulfur fuel or unavailability of high-sulfur fuel at ports on certain trading routes, may cause us to fail to recognize benefits of operating scrubbers.

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

As a result of the armed conflict between Russia and Ukraine and the conflict of the U.S. and Israel with Iran, the U.S., EU and United Kingdom, together with numerous other countries, have imposed significant sanctions, which may adversely affect our ability to operate in such regions and also restrict parties whose cargo our vessels may carry. Sanctions against Russia have also placed significant prohibitions on the maritime transportation of seaborne Russian oil, the importation of certain Russian energy products and other goods, and new investments in the Russian Federation. These sanctions, or other restrictions imposed by the private sector as a result of sanctions enacted by governmental authorities, further limit the scope of permissible operations and cargo we may carry.

Although we believe that we have been in compliance with all applicable sanctions and embargo laws and regulations during the fiscal year ended March 31, 2026, and intend to maintain such compliance, there can be no assurance that we will be in compliance in the future, particularly as the scope of certain laws may be unclear and may be subject to changing interpretations. Any such violation could result in reputational damages, fines, penalties or other sanctions that could severely impact our ability to access U.S. capital markets and conduct our business and could result in some investors deciding, or being required, to divest their interest, or not to invest, in us.

Our vessels are subject to periodic inspections.

The hull and machinery of every commercial vessel must be classed by a classification society authorized by its country of registry. The classification society certifies that a vessel is safe and seaworthy in accordance with the applicable rules and regulations of that classification society and SOLAS. Most insurance underwriters make it a condition for insurance coverage and lending that a vessel be certified “in class” by a classification society which is a member of the International Association of Classification Societies, or the IACS. The IACS has adopted harmonized Common Structural Rules, or “the Rules,” which apply to oil tankers and bulk carriers contracted for construction on or after July 1, 2015. The Rules attempt to create a level of consistency between IACS Societies. Our technically managed VLGCs are currently classed with either Lloyd's Register, ABS or Det Norske Veritas.

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

The operation of an ocean-going vessel carries inherent risks. Our vessels and their cargoes are at risk of being damaged or lost because of events such as marine disasters, bad weather, mechanical failures, grounding, fire, explosions, collisions, human error, war, terrorism, piracy, cargo loss, latent defects, acts of nature and other circumstances or events. Changing economic, regulatory and political conditions in some countries, including political and military conflicts, have from time to time resulted in attacks on vessels, mining of waterways, piracy, terrorism, labor strikes and boycotts. Damage to the environment could also result from our operations, particularly through spillage of fuel, lubricants or other chemicals and substances used in operations, or extensive uncontrolled fires. These hazards may result in death or injury to persons, loss of revenues or property, environmental damage, higher insurance rates, damage to our reputation and customer relationships, market disruptions, delay or rerouting, any of which may also subject us to litigation. As a result, we could be exposed to substantial liabilities not recoverable under our insurances. Further, the involvement of our vessels in a serious accident could harm our reputation as a safe and reliable vessel operator and lead to a loss of business.

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

LPG carriers are complex vessels and their operation is technically challenging. Maritime transportation operations are subject to mechanical risks and problems. Operational problems, such as loss of cargo, mechanical failures and quality of bunkers supplied, may lead to loss of revenue or higher than anticipated operating expenses or require additional capital expenditures. Further, we rely on timely, high quality and reliable suppliers and a significant supply of consumables, spare parts and equipment to operate, maintain, repair and upgrade our fleet of vessels. Delays in delivery or unavailability of supplies could result in off-hire days due to consequent delays in the repair and maintenance of our fleet. This would negatively impact our revenue and cash flows. Cost increases could also negatively impact our future operations. Any of these results could materially adversely affect our business, financial condition and operating results.

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

In the past, political conflicts have resulted in attacks on vessels or other petroleum-related infrastructures, mining of waterways and other efforts to disrupt shipping, particularly in the Arabian Gulf region, in the Black Sea in connection with the conflict between Russia and Ukraine, and in the Red Sea in connection with the conflict between Israel and Hamas. Continuing conflicts, instability and other recent developments in the Middle East and elsewhere may lead to additional acts of terrorism or armed conflict around the world, and our vessels may face higher risks of being attacked or detained, or shipping routes transited by our vessels, such as the Strait of Hormuz, may be otherwise disrupted. The recent military conflict between the U.S. and Israel, and Iran could has resulted in the de facto closure and control of the Strait of Hormuz, through which a significant portion of the world’s oil supply transits. In addition, on April 13, 2026, the U.S. imposed a naval blockade of Iran’s ports and a partial blockade of the Strait of Hormuz designed to halt all shipping to and from Iran in an effort to increase economic pressure on Iran to facilitate a negotiated resolution of the military conflict. Further, future hostilities or other political instability in regions where our vessels trade could affect our trade patterns and adversely affect our operations and performance, including the ongoing conflicts in Ukraine and the Middle East. Further developments in these regions and others may contribute to further economic instability in the global financial markets and international commerce.

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

The United States has issued several Executive Orders that prohibit certain transactions related to Russia, including prohibitions on the importation of certain Russian energy products into the United States, (including crude oil, petroleum, petroleum fuels, oils, liquefied natural gas and coal), and on all new investments in Russia by U.S. persons, among other prohibitions and export controls, and has issued numerous determinations authorizing the imposition of sanctions on persons who operate or have operated in the energy, metals and mining, and marine sectors of the Russian Federation economy, among others. Increased restrictions on these sectors, or the expansion of sanctions to new sectors, may pose additional risks that could adversely affect our business and operations. While in general much uncertainty remains regarding the global impact of the continuation of the conflict in Ukraine, and any potential resolution thereof, it is possible that such tensions could adversely affect the Company’s business, financial condition, results of operation, and cash flows.

Furthermore, the United States, in conjunction with the G7, have implemented a Russian petroleum “price cap policy” which prohibits a variety of specified services related to the maritime transport of Russian Federation origin crude oil and petroleum products, including trading/commodities brokering, financing, shipping, insurance (including reinsurance and protection and indemnity), flagging, and customs brokering. An exception exists to permit such services when the prices of the seaborne Russian oil does not exceed the relevant price caps; but implementation of this price exception relies on a recordkeeping and attestation process that requires each party in the supply chain of seaborne Russian oil to demonstrate or confirm that oil has been purchased at or below the price cap. Further, effective as of February 27, 2025, the United States has also prohibited the provision of petroleum services by U.S. persons to persons located in Russia. An exception exists for the provision of petroleum services in certain specified circumstances, including for the provision of services for products purchased at or below the aforementioned price caps. As of September 2025, the EU, UK and Canada also agreed to lower their price cap on Russian crude oil from $60 per barrel to $47.60 per barrel. Violations of the petroleum services prohibition or the price cap policy, including the risk that information, documentation, or attestations provided by parties in the supply chain are later determined to be false, may pose additional risks adversely affecting our business. While much uncertainty remains, the potential that the EU, in conjunction with the G7, might replace the price cap policy in favor of a full maritime services ban for Russian oil exports may also pose further risks that could adversely affect our business.

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

Governments may also turn to trade barriers to protect their domestic industries against foreign imports, thereby depressing shipping demand. Protectionist developments, or the perception that they may occur, may have a material adverse effect on global economic conditions, and may significantly reduce global trade. Moreover, increasing trade protectionism may cause an increase in (a) the cost of goods exported from regions globally, (b) the length of time required to transport goods and (c) the risks associated with exporting goods. Such increases may significantly affect the quantity of goods to be shipped, shipping time schedules, voyage costs and other associated costs, which could have an adverse impact on our charterers’ business, operating results and financial condition and could thereby affect their ability to make timely charter hire payments to us. This could have a material adverse effect on our business, financial condition and operating results.

In particular, and as discussed further above, leaders in the United States have indicated the United States may seek to implement more protective trade measures. There is significant uncertainty about the future relationship between the United States and China and other exporting countries, such as Canada, Mexico, and the European Union, among others, including with respect to trade policies, treaties, government regulations, and tariffs. For example following the U.S. Supreme Court’s ruling on February 20, 2026 in Learning Resources, Inc. v. Trump that the International Emergency Economic Powers Act does not authorize the President to impose tariffs, the President imposed a temporary import duty of 10 percent, subject to limited exceptions, pursuant to Section 122 of the Trade Act of 1974 and effective as of February 24, 2026, which remains subject to legal challenge. In addition, on March 11 and March 12, 2026 the United States Trade Representative, or USTR, commenced new Section 301 investigations concerning (i) structural excess capacity and production in certain manufacturing sectors against China, the European Union (EU), Singapore, Switzerland, Norway, Indonesia, Malaysia, Cambodia, Thailand, Korea, Vietnam, Taiwan, Bangladesh, Mexico, Japan, and India; and (ii) against 60 countries related to the failure to impose and effectively enforce a prohibition on the importation of goods produced with forced labor. These investigations also may result in the imposition of additional tariffs, retaliatory trade actions or investigations by these countries, or other restrictions on commerce.

The United States has also implemented certain service fees to be levied against Chinese maritime transport operators, maritime transport operators with fleets comprised in whole or in part of Chinese-built vessels, and maritime transport operators with prospective orders for Chinese-built vessels, together with certain restrictions on services designed to promote the transport of U.S. goods on U.S. vessels, and other measures finalized by the Office of the USTR in 2025. The above-referenced fees were imposed as scheduled beginning on October 14, 2025, but were suspended for one year as of November 10, 2025 as a result of broader trade negotiations between the U.S. and China, after China’s Ministry of Transport had announced retaliatory port fees applicable to certain vessels calling at Chinese ports that were built or flagged in the United States or owned or operated by certain U.S.-linked persons. China’s retaliatory service fees on U.S. vessels were also suspended for a period of one year on the same date  It is unknown whether and to what extent these new port fees on Chinese shipping companies and vessels will be reimposed following the one-year suspension, or the effect that these measures or any retaliatory actions would have on us or our industry generally. However, if these fees continue to be levied, port fees for our vessels or vessels we charter and our operating costs for voyages calling at United States or Chinese ports could materially increase, which could have an adverse effect on our business, financial condition, and results of operations.

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

Failure to comply with the U.S. Foreign Corrupt Practices Act, or FCPA, could result in fines, criminal penalties and an adverse effect on our business.

We may operate in a number of countries throughout the world, including countries suspected to have a risk of corruption. We are committed to doing business in accordance with applicable anti-corruption laws and have adopted measures designed to ensure compliance with the FCPA. We are subject, however, to the risk that we, our affiliated entities or their respective officers, directors, employees and agents may take actions determined to be in violation of such anti-corruption laws, including the FCPA. Any such violation could result in substantial fines, sanctions, civil and/or criminal penalties, curtailment of operations in certain jurisdictions, and might adversely affect our business, earnings or financial condition. In addition, actual or alleged violations could damage our reputation and ability to do business. Furthermore, detecting, investigating, and resolving actual or alleged violations is expensive and can consume significant time and attention of our senior management.

If labor or other interruptions are not resolved in a timely manner, such interruptions could have a material adverse effect on our financial condition.

We employ masters, officers and crews to man our vessels. If not resolved in a timely and cost-effective manner, industrial action or other labor unrest, including work stoppages, strikes and/or work disruptions, or any other interruption arising from incidents of whistleblowing whether proven or not, could prevent or hinder our operations from being carried out as we expect and could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

The U.S. government’s Maritime Action Plan could result in new trade, regulatory or industrial policy measures affecting foreign-built vessels, which could increase our costs and affect our operations.

On February 13, 2026, the U.S. government released a Maritime Action Plan focused on revitalizing the U.S. maritime sector. Key pillars of the plan include increasing U.S. shipbuilding capacity, reforming workforce education and training, establishing maritime prosperity zones to bolster investment, and protecting the U.S. maritime industrial base and national security. The greater integration of national security priorities into maritime policy proposed in the plan may increase scrutiny of foreign operators and constrain commercial access. The plan aligns commercial shipbuilding and fleet composition with security objectives, which may lead to heightened regulatory oversight, additional security protocols, or new reporting expectations for international carriers.

The plan also calls for financing of a “Maritime Security Trust Fund” by the potential imposition of a universal fee on non-U.S. built commercial vessels calling at U.S. ports, which would be assessed based on the weight of imported tonnage of cargo arriving on such vessels. This plan does not appear to propose the imposition of fees on exports from the United States, only on imports to the United States. The implementation and potential magnitude of these proposed fees, as well as any measures that other countries may adopt in response, are currently unknown.

Given the potential magnitude of the measures described above and the uncertainties surrounding their implementation, which are subject to Congressional action, we cannot predict the ultimate form or financial impact of any measures adopted pursuant to the Maritime Action Plan. However, the policy shifts proposed in the plan may alter trade patterns and capacity deployment in ways that could adversely impact our planning and earnings. Enhancements to U.S. maritime infrastructure and policy favoring U.S.-built or -flag vessel participation could negatively change routing economics and cargo allocations. Additionally, if a universal port fee or other similar measures are implemented in a manner that applies to vessels in our fleet, it could increase our operating costs, reduce margins on U.S.-related voyages, affect customer demand, or otherwise adversely impact our business, operating results, and financial condition.

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

As cyberattacks become increasingly sophisticated, and as tools and resources become more readily available to malicious third parties, including the risk associated with the use of emerging technologies, such as artificial intelligence and quantum computing for nefarious purposes, there can be no guarantee that our actions, security measures and controls designed to prevent, detect or respond to intrusion, to limit access to data, to prevent destruction or alteration of data or to limit the negative impact from such attacks, can provide absolute security against compromise. Even without actual breaches of information security, protection against increasingly sophisticated and prevalent cyberattacks may result in significant future prevention, detection, response and management costs, or other costs, including the deployment of additional cybersecurity technologies, engaging third-party experts, deploying additional personnel and training employees. Further, as cyber threats are continually evolving, our controls and procedures may become inadequate, and we may be required to devote additional resources to modify or enhance our systems in the future. Such expenses could have a material adverse effect on our future performance, results of operations, cash flows and financial position. Additionally, there continues to be significant evolution and developments in the use of artificial intelligence technologies, including generative artificial intelligence. We cannot, at this time, fully determine the impact of such evolving technology to our industry or business.

For more information on our cybersecurity efforts and risk management of cyber-incidents and threats, see the section entitled “Part I—Item 1C. Cybersecurity.”

Geopolitical instability in Venezuela may result in short and long term effects on the oil market, and could adversely impact our business, financial position and results of operations.

As a result of the U.S. military’s raid and extraction of Venezuela's leader Nicolás Maduro in January 2026, which has resulted in political uncertainty and unrest in the country, some steps toward easing U.S. sanctions or trade policy toward Venezuela have subsequently occurred concerning the sale and transportation of Venezuelan oil, including the issuance by the U.S. Department of the Treasury’s Office of Foreign Assets Control, or OFAC, of several general licenses that authorize certain activities involving Venezuelan-origin oil or petrochemical products, the sale of U.S.-origin diluents to Venezuela, certain transactions involving Petróleos de Venezuela, S.A. (PdVSA) or PdVSA entities, and oil and gas sector operations in Venezuela of certain entities, among other actions. Due to these developments, it is possible that there will be a shift in U.S. sanctions or trade policy concerning the sale and transportation of Venezuelan oil, which could have a broader impact on the market for oil production, sale and transportation out of South America. Such conditions could impact charter rates, fuel costs, shipping routes and other factors in the oil and natural gas industry globally, including potentially the LPG market. While we will continue to monitor these developments, it is unknown to what extent such sanctions will be retained, expanded or otherwise modified by the U.S., or the effect that any such actions or any actions taken by other countries in response will have on us or our industry, but such measures along with continuing political uncertainty could have an adverse effect on our business, financial conditions, and results of operations.

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

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future without any discernable announcements or developments by the company or third parties to substantiate the movement of our stock price. Our stock prices may experience rapid and substantial decreases or increases in the foreseeable future that are unrelated to our operating performance or prospects. The stock market in general and the market for shipping companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience substantial losses on their investment in our common shares. The market price for our common shares may be influenced by many factors, including the following:

●	investor reaction to our business strategy;
●	our continued compliance with the listing standards of the NYSE;
●	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our industry;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	publication of research reports by analysts or others about us or the shipping industry in which we operate which may be unfavorable, inaccurate, inconsistent or not disseminated on a regular basis;
●	our ability to pay dividends or other distributions;
●	our ability or inability to raise additional capital and the terms on which we raise it;
●	declines in the market prices of stocks generally;
●	trading volume of our common shares;
●	sales of our common shares by us or our stockholders;
●	general economic, industry and market conditions;
●	the occurrence of any of the events described in other risk factors included in this annual report; and
●	other events or factors, including those resulting from such events, or the prospect of such events, including war, terrorism and other international conflicts, public health issues, adverse weather and climate conditions could disrupt our operations or result in political or economic instability.

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

In order to execute the Company’s strategy, we may require additional capital in the future, which may not be available.

Our business segments are capital intensive and, to the extent we do not generate sufficient cash from operations, we may need to raise additional funds through debt or additional equity financings to execute our strategy and to fund capital expenditures. Adequate sources of capital funding may not be available when needed or may not be available on favorable terms. Our ability to obtain such additional capital or financing will depend in part upon prevailing market conditions as well as conditions of its business and its operating results, and those factors may affect its efforts to arrange additional financing on satisfactory terms. If we raise additional funds by issuing additional shares or other equity or equity-linked securities, it may result in a dilution of the holdings of existing shareholders. If funding is insufficient at any time in the future, we may be unable to fund maintenance requirements and acquisitions, take advantage of business opportunities or respond to competitive pressures, any of which could materially adversely impact our results of operations, cash flow and financial condition.

Although we have paid irregular dividends in the past, there can be no assurance that we will or will be able to pay any dividends in the future. A reduction in or elimination of dividends could cause investors in our common shares to incur substantial losses.

During the fiscal year ended March 31, 2026, we paid irregular dividends totaling $2.45 per share of the Company’s common stock in May 2025, August 2025, December 2025 and February 2026, and as a result we paid an aggregate of over $104.7 million in dividends to our shareholders.

On May 7, 2026, we announced that our Board of Directors has declared an irregular cash dividend of $1.00 per share of the Company’s common stock totaling $42.8 million. The dividend is payable on or about May 28, 2026 to all shareholders of record as of the close of business on May 18, 2026.

These were irregular dividends and may not be indicative of future dividend payments. All declarations of dividends are subject to the determination and discretion of our Board of Directors based on its consideration of various factors, including our results of operations, financial condition, level of indebtedness, anticipated capital requirements, contractual restrictions, restrictions in our debt agreements, restrictions under applicable law, including the provisions of Marshall Islands law affecting the payment of distributions to shareholders, the terms and restrictions of our existing and future credit facilities, our business prospects and other factors that our Board of Directors may deem relevant. We will evaluate the potential level and timing of any future dividends as profits and cash flows allow. In general, the terms of our credit facility do not permit us to pay dividends if there is, or the payment of the dividend would result in, an event of default or a breach of a loan covenant. The LPG shipping industry is highly volatile, and we cannot predict with certainty the amount of cash, if any, that will be available for distribution as dividends in any period. Also, there may be a high degree of variability from period to period in the amount of cash that is available for the payment of dividends.

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

On February 2, 2022, our Board of Directors authorized the repurchase of up to $100.0 million of our common shares (the “2022 Common Share Repurchase Authority”). Under the authorization, when in force, purchases may be made at our discretion in the form of open market repurchase programs, privately negotiated transactions, accelerated share repurchase programs or a combination of these methods. The actual amount and timing of share repurchases are subject to capital availability, our determination that share repurchases are in the best interest of our shareholders, and market conditions. We are not obligated to make any common share repurchases. As of the date of this Annual Report, we have repurchased an aggregate of 355,511 shares of our common stock under the 2022 Common Share Repurchase Authority at an average price of $22.19 per share.

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

We are incorporated in the Republic of the Marshall Islands, which does not have a well-developed body of corporate law and it may be difficult to enforce a United States judgment against us, our officers and our directors because we are a foreign corporation.

We are incorporated in the Republic of the Marshall Islands and most of our subsidiaries are organized in the Republic of the Marshall Islands, which does not have a well-developed body of corporate or case law. Substantially all of our assets and those of our subsidiaries are located outside the United States. As a result, shareholders may have fewer rights and protections under Marshall Islands law than under a typical jurisdiction in the United States. Our corporate affairs are governed by our articles of incorporation and bylaws and by the Marshall Islands Business Corporations Act, or BCA. The provisions of the BCA resemble provisions of the corporation laws of a number of states in the United States. However, there have been few judicial cases in the Republic of the Marshall Islands interpreting the BCA. The rights and fiduciary responsibilities of directors under the law of the Republic of the Marshall Islands are not as clearly established as the rights and fiduciary responsibilities of directors under statutes or judicial precedent in existence in certain United States jurisdictions. Shareholder rights may differ as well. While the BCA does specifically incorporate the non-statutory law, or judicial case law, of the State of Delaware and other states with substantially similar legislative provisions, we cannot predict whether Marshall Islands courts would reach the same conclusions as United States courts. There is uncertainty as to whether the courts of the Marshall Islands would (a) recognize or enforce judgements of courts of the United States based on civil liability provisions of applicable U.S. federal and state securities laws or (b) impose liabilities in original actions brought in the Marshall Islands, based on these laws. Therefore, our public shareholders may have more difficulty in protecting their interests in the face of actions by the management, directors or controlling shareholders than would shareholders of a corporation incorporated in a United States jurisdiction.

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

EU Finance ministers rate jurisdictions for tax rates and tax transparency, governance and real economic activity. Countries that are viewed by such finance ministers as not adequately cooperating, including by not implementing sufficient standards in respect of the foregoing, may be put on a “grey list” or a “blacklist.”  The Marshall Islands are currently designated as a cooperating jurisdiction for tax purposes. If any jurisdiction in which we operate or are incorporated in is added to the list of non-cooperative jurisdictions in the future and sanctions or other financial, tax or regulatory measures were applied by European Member States to countries on the list or further economic substance requirements were imposed by the Marshall Islands, our business could be harmed.

Our organizational documents contain anti-takeover provisions, which may make it difficult for our shareholders to replace or remove our current board of directors or have the effect of discouraging, delaying or preventing a merger or acquisition, which could adversely affect the market price of our common shares.

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

These anti-takeover provisions could substantially impede the ability of public shareholders to benefit from a change in control and, as a result, may adversely affect the market price of our common shares and our public shareholders’ ability to realize any potential change of control premium.

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

We have in place safety and security measures on our vessels and onshore operations to secure our vessels against cybersecurity incidents. Our processes for assessing, identifying and managing material risks from cybersecurity threats include, but are not limited to:

●	cybersecurity processes are intended to align with international standards guidelines including the National Institute of Standards and Technology (NIST) Core Framework, ISO/IEC 27001, ISO/IEC 27002, the Tanker Management Self-Assessment (TMSA 3), BIMCO, IMO Guidelines and International Ship and Port Facility Security (ISPS) Code, ISA/IEC 62443 for industrial Operational Technology, IACS UR E26/27, and OCIMF SIRE 2.0;

●	system protection mechanisms such as access procedures, antivirus programs, endpoint detection & response, maintaining a firewall and antispam, anti-phishing and email filtering processes;

●	implementation of internal policies and procedures, including an Information Security and Acceptable Use Policy, Information Security Management System Policy, Cyber Incident Response Procedures and Cyber Security Assessments on Policies and Procedures, to manage cybersecurity risk, implement incident reporting procedures and cybersecurity threat responses and regularly assess and monitor the Company’s cybersecurity measures;

●	periodic vulnerability assessment and penetration testing on shoreside offices and on vessels to review our cybersecurity weaknesses, using either internal competencies or external firms;

●	a multi-vendor approach to reduce the risk of the compromise of a major cybersecurity vendor;

●	annual cybersecurity awareness training for both ship and shore personnel; and

●	use of external cybersecurity vendors and threat detection and intelligence services to assist with incidence response and handling.

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

Governance

Our cybersecurity risk management program is managed by our Chief Information Security and Sustainability Officer (the “CISSO”) and IT manager and is overseen by the Chief Executive Officer and the Chief Financial Officer. The CISSO, IT manager, and other members of the IT security team actively participate in cybersecurity groups and seminars, including those that are maritime-specific, for collaboration on cyber resilience, threat intelligence sharing, and best practices exchange. Members of the IT security team have several years of experience in maritime IT and cybersecurity, and regularly undergo new training/certifications on cybersecurity and attend seminars/conferences related to cybersecurity to keep their knowledge and expertise current. At a minimum, the CISSO meets with the Chief Executive Officer and the Chief Financial Officer monthly to provide updates on cybersecurity programs, threats, and incidents, and advises the heads of all departments of any recent threats periodically.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common shares have traded on the New York Stock Exchange, or NYSE, since May 9, 2014, under the symbol "LPG." As of May 22, 2026, we had 336 registered holders of our common shares, including Cede & Co., the nominee for the Depository Trust Company. This number excludes shareholders whose stock is held in nominee or street name by brokers.

Common Share Repurchase Authority

On February 2, 2022, our Board of Directors authorized the repurchase of up to $100.0 million of our common shares under the 2022 Common Share Repurchase Authority. Under this authorization, when in force, purchases were and may be made at our discretion in the form of open market repurchase programs, privately negotiated transactions, accelerated share repurchase programs or a combination of these methods. The actual amount and timing of share repurchases are subject to capital availability, our determination that share repurchases are in the best interest of our shareholders, and market conditions. As of May 22, 2026, our total purchases under the 2022 Common Share Repurchase Authority totaled 355,511 shares for an aggregate consideration of $7.9 million. We are not obligated to make any common share repurchases. See Note 12 to our consolidated financial statements included herein for a discussion of our 2022 Common Share Repurchase Authority.

We made no purchases of our common stock in the fourth quarter ended March 31, 2026.

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

On January 30, 2026, we announced that our Board of Directors declared an irregular cash dividend of $0.70 per share to all shareholders of record as of the close of business on February 9, 2026, totaling $29.9 million. We paid $29.8 million on February 24, 2026 , with the remaining $0.1 million deferred until certain shares of restricted stock vest.

On May 7, 2026, we announced that our Board of Directors has declared an irregular cash dividend of $1.00 per share of the Company’s common stock totaling $42.8 million. The dividend is payable on or about May 28, 2026 to all shareholders of record as of the close of business on May 18, 2026.

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

Stock Performance Graph

The performance graph below shows the cumulative total return to shareholders of our common stock relative to the cumulative total returns of the Russell 2000 Index and the Dorian Peer Group Index (defined below). The graph tracks the performance of a $100 investment in our common stock and in each of the indices (with the reinvestment of dividends) from March 31, 2021 to March 31, 2026. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

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

	3/31/21	3/31/22	3/31/23	3/31/24	3/31/25	3/31/26
Dorian LPG Ltd. ("LPG")	100.00	128.13	240.28	534.56	348.16	581.74
Russell 2000 Index ("RTY Index")	100.00	94.18	83.23	99.59	95.58	120.20
Peer Index	100.00	123.52	148.45	228.20	238.07	406.83
NOK to USD exchange conversion rate	8.5259	8.7643	10.4495	10.8184	10.5181	9.7231

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

Overview

We are a Marshall Islands corporation, headquartered in the United States, focused on owning and operating VLGCs. As of May 22, 2026, our fleet consists of twenty-seven VLGCs, including one dual-fuel ECO-design Very Large Gas Carrier / Ammonia Carrier (“VLGC/AC”), one dual-fuel ECO-design VLGC; eighteen fuel-efficient 84,000 cbm ECO-design VLGCs, or our ECO VLGCs; one 82,000 cbm modern VLGC/AC; four time chartered-in dual fuel Panamax size VLGCs; one time chartered-in ECO Panamax VLGC, and one time chartered-in modern VLGC.

On April 1, 2015, Dorian and MOL Energia began operations of the Helios Pool, which entered into pool participation agreements for the purpose of establishing and operating, as charterer, under a variable rate time charter to be entered into with owners or disponent owners of VLGCs, a commercial pool of VLGCs whereby revenues and expenses are shared. The vessels entered into the Helios Pool may operate either in the spot market, pursuant to COAs or on time charters of two years' duration or less (unless agreed otherwise). As of May 22, 2026, all twenty-seven of our VLGCs, including the six time chartered-in vessels, were deployed in the Helios Pool.

Our customers, either directly or through the Helios Pool, include or have included global energy companies such as Exxon Mobil Corp., Chevron Corp., China International United Petroleum & Chemicals Co., Ltd., Royal Dutch Shell plc, Equinor ASA, Total S.A., and Sunoco LP, commodity traders such as Glencore plc, Itochu Corporation, Bayegan Group, Gunvor Group, and the Vitol Group and importers such as E1 Corp., Indian Oil Corporation, SK Gas Co. Ltd., and Astomos Energy Corporation, or subsidiaries of the foregoing. For the year ended March 31, 2026, the Helios Pool accounted for 99% of our total revenues. No other individual charterer accounted for more than 10% of our total revenues. Within the Helios Pool, no individual charterer represented more than 10% of net pool revenues—related party. For the year ended March 31, 2025, the Helios Pool accounted for 97% of our total revenues. No other individual charterer accounted for more than 10% of our total revenues. Within the Helios Pool, one charterer represented more than 10% of net pool revenues—related party. For the year ended March 31, 2024, the Helios Pool accounted for 95% of our total revenues. No other individual charterer accounted for more than 10% of our total revenues. Within the Helios Pool, two charterers each represented more than 10% of net pool revenues—related party. See “Item 1A. Risk Factors—We operate exclusively in the LPG shipping industry. Due to the general lack of industry diversification, adverse developments in the LPG shipping industry may adversely affect our business, financial condition and operating results” and “Item 1A. Risk Factors—We expect to be dependent on a limited number of customers for a material part of our revenues, and failure of such customers to meet their obligations could cause us to suffer losses or negatively impact our results of operations and cash flows.”

We continue to pursue a balanced chartering strategy by employing our vessels on a mix of multi-year time charters, some of which may include a profit-sharing component, shorter-term time charters, spot market voyages and COAs. None of our vessels is currently on a fixed time charter outside of the Helios Pool. See “Item 1. Business—Our Fleet” above for more information.

Recent Developments

Appointment of Director

On April 29, 2026, our Board of Directors, on the recommendation of its Nominating and Corporate Governance Committee, unanimously authorized the increase in the size of the Board of Directors from eight to nine directors, and, to fill the resulting vacancy, appointed Christopher Wiernicki to serve as a Class I director, effective immediately.

Prepayment of Debt and Sale of VLGC

On April 20, 2026, we prepaid $16.5 million of the 2023 A&R Debt Facility, a proportion related to the 2015-built VLGC Cobra. On May, 6, 2026, we completed the sale of this vessel, receiving proceeds net of commission and fees of $81.9 million.

Dividend

On May 7, 2026, we announced that our Board of Directors has declared an irregular cash dividend of $1.00 per share of the Company’s common stock totaling $42.8 million. The dividend is payable on or about May 28, 2026 to all shareholders of record as of the close of business on May 18, 2026.

Vessel Deployment—Spot Voyages, Time Charters, COAs, and Pooling Arrangements

We seek to employ our vessels in a manner that maximizes fleet availability and earnings upside through our chartering strategy in line with our goal of maximizing shareholder value and returning capital to shareholders when appropriate, taking into account fluctuations in freight rates in the market and our own views on the direction of those rates in the future. As of May 22, 2026, all twenty-seven of our VLGCs, including the six time chartered-in vessels, were employed in the Helios Pool, which includes time charters with a term of less than two years unless otherwise agreed.

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

On April 1, 2015, Dorian and MOL Energia began operation of the Helios Pool, which is a pool of VLGC vessels. We believe that the operation of certain of our VLGCs in this pool allows us to achieve better market coverage. Vessels entered into the Helios Pool are commercially managed jointly by Dorian LPG (DK) ApS, our wholly-owned subsidiary, and MOL Energia. The members of the Helios Pool share in the net pool revenues generated by the entire group of vessels in the pool, weighted according to certain technical vessel characteristics, and net pool revenues (see Note 2 to our consolidated financial statements included herein) are distributed as variable rate time charter hire to each participant. The vessels entered into the Helios Pool may operate either in the spot market, COAs, or on time charters of two years' duration or less. As of May 22, 2026, the Helios Pool operated thirty-one VLGCs, including all twenty-seven vessels from our fleet, two MOL Energia vessels, and two vessels from another pool participants.

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

We generate revenue by providing seaborne transportation services to customers pursuant to the following types of contractual relationships:

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

For the years ended March 31, 2026, 2025, and 2024, 99%, 97% and 95% of our revenue, respectively, was generated through the Helios Pool as net pool revenues—related party.

Voyage Charters.  A voyage charter, or spot charter, is a contract for transportation of a specified cargo between two or more designated ports. This type of charter is priced at a current or "spot" market rate, typically on a price per ton of product carried. Under voyage charters, we are responsible for all of the voyage expenses in addition to providing the crewing and other vessel operating services. Revenues for voyage charters are more volatile as they are typically tied to prevailing market rates at the time of the voyage. Our gross revenue under voyage charters is generally higher than under comparable time charters so as to compensate us for our bearing all voyage expenses. As a result, our revenue and voyage expenses may vary significantly depending on our mix of time charters and voyage charters. None of our revenue was generated pursuant to voyage charters from our VLGCs outside of the Helios Pool for the years ended March 31, 2026, 2025, and 2024.

Time Charters.  A time charter is a contract under which a vessel is chartered for a defined period of time at a fixed daily or monthly rate. Under time charters, we are responsible for providing crewing and other vessel operating services, the cost of which is intended to be covered by the fixed rate, while the customer is responsible for substantially all of the voyage expenses, including bunker fuel consumption, port expenses and canal tolls. LPG is frequently transported under a time charter arrangement, with terms ranging from one to seven years. In addition, we may also have profit-sharing arrangements with some of our customers that provide for additional payments above a floor monthly rate (usually up to an agreed ceiling) based on the actual, average daily rate quoted by the Baltic Exchange for VLGCs on one or more of the benchmark routes over an agreed time period converted to a TCE monthly rate. For the years ended March 31, 2025 and 2024, approximately 2.3% and 4.6%, respectively, of our revenue was generated pursuant to time charters from our vessels not in the Helios Pool. For the year ended March 31, 2026, none of our revenue was generated pursuant to time charters outside the Helios Pool.

Other Revenues, net.  Other revenues, net represent income from charterers, including the Helios Pool, relating to reimbursement of expenses such as costs for security guards and war risk insurance for voyages operating in high-risk areas. For the years ended March 31, 2026, 2025, and 2024, approximately 1.4%, 1.0% and 0.3%, respectively, of our revenue was generated pursuant to other revenues, net.

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

Drydocking.  We must periodically drydock each of our vessels in accordance with classification society requirements, and for any major modification, repairs and/or maintenance as well as governmental and maritime industry requirements which cannot be performed while the vessels are operating. Classification societies require every vessel to be drydocked every 60 months for inspection of the underwater parts. For vessels over 15 years of age, the drydock requirement is every 30 months. We capitalize costs directly associated with the drydockings that extend the life of the vessel and amortize these costs on a straight-line basis over the period through the date the next survey is scheduled to become due under the "Deferral" method permitted under U.S. GAAP. Costs incurred during the drydocking period which relate to routine repairs and maintenance are expensed as incurred. The number of drydockings undertaken in a given period and the nature of the work performed determine the level of drydocking expenditures.

Time Charter Equivalent Rate.  TCE rate is a non-GAAP financial measure of the average daily revenue performance of a vessel. TCE rate is a shipping industry performance measure used primarily to compare period‑to‑period changes in a shipping company’s performance despite changes in the mix of charter types (such as time charters, voyage charters) under which the vessels may be employed between the periods and is a factor in management’s business decisions and is useful to investors in understanding our underlying performance and business trends. Our method of calculating TCE rate is to divide  total revenue (including net pool revenues-related party which is calculated as Dorian’s portion of the net of a) Helios Pool gross revenues b) less voyage expenses of all the pool vessels and c) less the general and administrative expenses of the pool) by available days for the relevant time period, which may not be calculated the same by other companies.

Voyage Expenses.  Voyage expenses are all expenses unique to a particular voyage, including bunker fuel consumption, port expenses, canal fees, charter hire commissions, war risk insurance and security costs. Voyage expenses are typically paid by us under voyage charters and when travelling to or from drydocking. We generally bear all voyage expenses under voyage charters and, as such, voyage expenses are generally greater under voyage charters than time charters. As a result, our voyage expenses may vary significantly depending on our mix of time charters and voyage charters.

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

General and Administrative Expenses.  General and administrative expenses principally consist of the costs incurred in the corporate administration of the vessel and non‑vessel owning subsidiaries. We have granted restricted stock awards to certain of our officers, directors and employees that vest over various periods (see Note 14 to our consolidated financial statements included herein). Granting restricted stock or units results in an increase in expenses. Stock-based compensation expense for officers, directors and employees is measured at the grant date stock price (or, if a market condition is attached to the award, at the estimated fair value of the award on grant date) and is recognized over the vesting period.

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

As of March 31, 2026, 2025 and 2024, independent appraisals of the commercially and technically managed vessels in our fleet resulted in indications of impairment on one vessel in our fleet and, in accordance with ASC 360 Property, Plant, and Equipment an undiscounted cash flow test was performed on that vessel. We determined estimated net operating cash flows for this vessel by applying various assumptions regarding future time charter equivalent revenues net of commissions, operating expenses, scheduled drydockings, expected offhire and scrap values and concluded that no impairment charge was necessary because we believe the vessel carrying value is recoverable, and, as a result, no impairment charges were recognized for each years ended March 31, 2026, 2025 and 2024.

In addition, we performed a sensitivity analysis as of March 31, 2026 to determine the effect on recoverability of changes in daily TCE rates. The sensitivity analysis suggests that we would not incur an impairment charge on the vessel with an indicator of impairment if daily TCE rates based on the 10-year historical average spot market rates were reduced by 20%. An impairment charge of approximately $10.5 million this vessel would be triggered by a reduction of 25% in the 10-year historical average spot market rates.

The amount, if any, and timing of any impairment charges we may recognize in the future will depend upon the then current and expected future charter rates and vessel values, which may differ materially from those used in our estimates as of March 31, 2026, 2025 and 2024.

The table set forth below indicates the carrying value of each commercially and technically managed vessel in our fleet as of March 31, 2026 and 2025 at which times none of the vessels listed in the table below was being held for sale:

			Date of
	Capacity	Year	Acquisition/	Purchase Price/	Carrying value at	Carrying value at
Vessels	(Cbm)	Built	Delivery	Original Cost	March 31, 2026(1)	March 31, 2025(2)
Captain John NP	82,000	2007	7/29/2013	64,955,636	26,937,167	30,885,062
Comet	84,000	2014	7/25/2014	75,276,432	48,793,970	52,106,715
Corsair	84,000	2014	9/26/2014	80,906,292	51,080,463	54,489,492
Corvette	84,000	2015	1/2/2015	84,262,500	53,127,304	56,625,716
Cougar	84,000	2015	6/15/2015	80,427,640	50,583,247	52,314,984
Concorde	84,000	2015	6/24/2015	81,168,031	51,197,599	53,778,905
Cobra	84,000	2015	6/26/2015	80,467,667	50,754,767	52,494,623
Continental	84,000	2015	7/23/2015	80,487,197	53,463,424	56,873,496
Constitution	84,000	2015	8/20/2015	80,517,226	53,380,782	56,736,780
Commodore	84,000	2015	8/28/2015	80,468,889	51,344,476	52,729,135
Cresques	84,000	2015	9/1/2015	82,960,176	55,056,553	57,056,704
Constellation	84,000	2015	9/30/2015	78,649,026	52,788,353	55,841,679
Clermont	84,000	2015	10/13/2015	80,530,199	54,342,404	56,343,369
Cheyenne	84,000	2015	10/22/2015	80,503,271	54,120,155	55,845,284
Cratis	84,000	2015	10/30/2015	83,186,333	55,220,648	58,650,621
Commander	84,000	2015	11/5/2015	78,056,729	53,793,034	55,103,550
Chaparral	84,000	2015	11/20/2015	80,516,187	55,926,571	54,772,889
Copernicus	84,000	2015	11/25/2015	83,333,085	52,153,107	57,938,003
Challenger	84,000	2015	12/11/2015	80,576,863	55,590,249	58,480,228
Caravelle	84,000	2016	2/25/2016	81,119,450	56,464,753	59,199,672
Captain Markos	84,000	2023	3/31/2023	84,830,545	75,706,361	78,777,537
Areion(3)	93,000	2026	3/20/2026	129,241,584	129,095,561	—
	1,855,000			$1,812,440,958	$1,240,920,948	$1,167,044,444
(1)	Carrying value for purposes of evaluating our vessels for impairment includes the carrying value of the vessel and unamortized deferred charges related to drydocking of the vessel. Refer to our accounting policies in Note 2 to our consolidated financial statements for vessels carrying values and deferred drydocking costs. As of March 31, 2026, the carrying value and unamortized deferred charges related to drydocking of one of our vessels exceeded their estimated market value. On an aggregate fleet basis, the estimated market value of our vessels was higher than their carrying value and unamortized deferred charges related to drydocking as of March 31, 2026 by $607.6 million. No impairment was recorded during the year ended March 31, 2026 as we believed that the carrying value of our vessels was fully recoverable.

(2)	Carrying value for purposes of evaluating our vessels for impairment includes the carrying value of the vessel and unamortized deferred charges related to drydocking of the vessel. Refer to our accounting policies in Note 2 to our consolidated financial statements for vessels carrying values and deferred drydocking costs. As of March 31, 2025, the carrying value and unamortized deferred charges related to drydocking of none of our vessels exceeded their estimated market value. On an aggregate fleet basis, the estimated market value of our vessels was higher than their carrying value and unamortized deferred charges related to drydocking as of March 31, 2025 by $589.5 million. There were no indications of impairment on any of our vessels and no impairment was recorded during the year ended March 31, 2025 as we believed that the carrying value of our vessels was fully recoverable.

(3)	On one of our vessels, the estimated fair value is lower than its carrying value as of March 31, 2026. However, the estimated undiscounted net operating cash flows for this vessel were higher than the carrying amount and consequently, no impairment loss was recognized.

Results of Operations For The Year Ended March 31, 2026 As Compared To The Year Ended March 31, 2025

Revenues

The following table compares revenues for the years ended March 31:

			Increase /	Percent
	2026	2025	(Decrease)	Change
Net pool revenues—related party	$474,888,842	$341,418,480	$133,470,362	39.1%
Time charter revenues	—	8,252,182	(8,252,182)	(100.0)%
Other revenues, net	6,622,400	3,670,814	2,951,586	80.4%
Total	$481,511,242	$353,341,476	$128,169,766	36.3%

Revenues, which represent net pool revenues—related party, time charters and other revenues, net, were $481.5 million for the year ended March 31, 2026, an increase of $128.2 million, or 36.3%, from $353.3 million for the year ended March 31, 2025, primarily due to higher average TCE rates and increased available days for our fleet. TCE rates rose by $12,460 per available day from $39,778 for the year ended March 31, 2025 to $52,238 for the year ended March 31, 2026, primarily due to higher spot rates and lower bunker prices. The Baltic Exchange Liquid Petroleum Gas Index, an index published daily by the Baltic Exchange for the spot market rate for the benchmark Ras Tanura-Chiba route (expressed as U.S. dollars per metric ton), averaged $57.951 during the year ended March 31, 2025 compared to an average of $74.940 for the year ended March 31, 2026. The average price of very low sulfur fuel oil (expressed as U.S. dollars per metric ton) from Singapore and Fujairah decreased from $591 during the year ended March 31, 2025, to $523 during the year ended March 31, 2026. Additionally, available days for our fleet increased from 8,776 for the year ended March 31, 2025 to 9,113 for the year ended March 31, 2026, mainly driven by an increase in the number of vessels in our fleet, partially offset by higher off-hire days due to drydocking.

Charter Hire Expenses

Charter hire expenses for the vessels chartered in from third parties were $61.0 million for the year ended March 31, 2026 compared to $41.4 million for the year ended March 31, 2025. The increase of $19.6 million, or 47.4%, was mainly caused by an increase in time chartered-in days from 1,460 for the year ended March 31, 2025 to 1,923 for the year ended March 31, 2026 as our chartered-in fleet expanded from four to six vessels and an increase in the average rate per time chartered-in day.

Vessel Operating Expenses

Vessel operating expenses were $81.0 million during the year ended March 31, 2026, or $10,557 per vessel per calendar day, which is calculated by dividing vessel operating expenses by calendar days for the relevant time period for the technically managed vessels that were in our fleet and decreased by $4.4 million, or 5.1%, from $85.4 million, or $11,143 per vessel per calendar day, for the year ended March 31, 2025. The decrease of $586 per vessel per calendar day, from $11,143 for the year ended March 31, 2025 to $10,557 per vessel per calendar day for the year ended March 31, 2026 was mainly as a result of decreases in (i) spares and stores and (ii) repairs and maintenance costs, partially offset by an increase in non-capitalizable drydock-related operating expenses. Excluding non-capitalizable drydock-related operating expenses, daily operating expenses decreased by $712 from $10,383 for the year ended March 31, 2025 to $9,671 for the year ended March 31, 2026, mainly as a result of decreases in (i) spares and stores and (ii) repairs and maintenance costs.

General and Administrative Expenses

General and administrative expenses were $53.0 million for the year ended March 31, 2026, an increase of $10.4 million, or 24.4%, from $42.6 million for the year ended March 31, 2025. The increase was primarily driven by increases of (i) $7.7 million in cash bonuses, including $5.4 million in accrued expenses under our Annual Cash Incentive Plan, (ii) $1.4 million in employee related costs and benefits, (iii) $0.6 million in stock-based compensation expense, (iv) $0.4 million in other general and administrative expenses, and (v) $0.3 million in non-capitalizable vessel pre-delivery expenses. During the year ended March 31, 2026, the Compensation Committee implemented the Annual Cash Incentive Plan for named executive officers to transition to a metrics-driven structure.

Interest and Finance Costs

Interest and finance costs amounted to $29.2 million for the year ended March 31, 2026, a decrease of $6.6 million from $35.8 million for the year ended March 31, 2025. The decrease of $6.6 million during the year ended March 31, 2026 was mainly due to (i) a reduction of $4.4 million in interest incurred on our long-term debt , (ii) an increase of $2.1 million in capitalized interest and (iii) a decrease of $0.1 million in amortization of deferred financing fees. The decrease in interest on our long-term debt was driven by a reduction of average indebtedness, excluding deferred financing fees, from $586.6 million for the year ended March 31, 2025 to $535.5 million for the year ended March 31, 2026, as well as a lower average annual SOFR rate on the 2023 A&R Debt Facility during the year ended March 31, 2026 when compared to the year ended March 31, 2025. As of March 31, 2026, the outstanding balance of our long-term debt, excluding deferred financing fees, was $565.8 million.

Interest Income

Interest income amounted to $11.1 million for the year ended March 31, 2026, compared to $15.2 million for the year ended March 31, 2025. The decrease of $4.1 million is mainly attributable to (i) reduced interest rates over the periods presented, and (ii) lower average cash balances for the year ended March 31, 2026 when compared to the year ended March 31, 2025.

Unrealized Loss on Derivatives

Unrealized loss on derivatives amounted to $1.2 million for the year ended March 31, 2026 compared to a loss of $5.8 million for the year ended March 31, 2025. The $4.6 million difference is primarily attributable to changes in forward SOFR yield curves and changes in notional amounts.

Realized Gain on Derivatives

Realized gain on derivatives was $1.8 million for the year ended March 31, 2026, compared to $5.3 million for the year ended March 31, 2025. The unfavorable $3.5 million change is primarily attributable to a $4.0 million reduction of realized gains on our interest rate swaps, partially offset by reduced realized losses on our FFAs of $0.5 million.

Results of Operations For The Year Ended March 31, 2025 As Compared To The Year Ended March 31, 2024

For a discussion of the year ended March 31, 2025 compared to the year ended March 31, 2024, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” incorporated by reference to the Company’s Annual Report on Form 10-K filed with the Commission on May 29, 2025.

Operating Statistics and Reconciliation of GAAP to non-GAAP Financial Measures

To supplement our financial statements presented in accordance with U.S. GAAP, we present certain operating statistics and non-GAAP financial measures to assist in the evaluation of our business performance. These non-GAAP financial measures include Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) and time charter equivalent rate. These non-GAAP financial measures may not be comparable to similarly titled measures used by other companies and should not be considered in isolation or as a substitute for net income and revenues, which are the most directly comparable measures of performance prepared in accordance with U.S. GAAP.

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

	Year ended	Year ended	Year ended
(in U.S. dollars, except fleet data)	March 31, 2026	March 31, 2025	March 31, 2024
Financial Data
Adjusted EBITDA	$305,088,174	$205,969,159	$417,429,321
Fleet Data
Calendar days(1)	7,676	7,665	7,686
Time chartered-in days(1)	1,923	1,460	1,512
Available days(1)	9,113	8,776	8,982
Average Daily Results
Time charter equivalent rate(1)	$52,238	$39,778	$62,129
Daily vessel operating expenses (1)	$10,557	$11,143	$10,469

(1)	Refer to “Important Financial and Operational Terms and Concepts” above for definitions of calendar days, time chartered-in days, available days, time charter equivalent rate and daily vessel operating expenses.

Adjusted EBITDA

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

The following table sets forth a reconciliation of net income to Adjusted EBITDA (unaudited) for the periods presented:

	Year ended
(in U.S. dollars)	March 31, 2026	March 31, 2025	March 31, 2024
Net income	$193,665,933	$90,170,480	$307,446,913
Interest and finance costs	29,249,142	35,812,923	40,480,428
Unrealized (gain) / loss on derivatives	1,160,068	5,786,717	(5,665)
Realized gain on interest rate swaps	(1,759,508)	(5,824,074)	(7,493,246)
Stock-based compensation expense	11,028,854	10,423,520	8,334,838
Depreciation and amortization	71,743,685	69,599,593	68,666,053
Adjusted EBITDA	$305,088,174	$205,969,159	$417,429,321

Time charter equivalent rate

Time charter equivalent rate, or TCE rate, is a non-GAAP financial measure of the average daily revenue performance of a vessel. TCE rate is a shipping industry performance measure used primarily to compare period‑to‑period changes in a shipping company’s performance despite changes in the mix of charter types (such as time charters, voyage charters) under which the vessels may be employed between the periods and is a factor in management’s business decisions and is useful to investors in understanding our underlying performance and business trends. Our method of calculating TCE rate is to divide total revenue (including net pool revenues-related party which is calculated as Dorian’s portion of the net of a) Helios Pool gross revenues b) less voyage expenses of all the pool vessels and c) less the general and administrative expenses of the pool) net of voyage expenses by available days for the relevant time period, which may not be calculated the same by other companies.

The following table sets forth a reconciliation of revenues to TCE rate (unaudited) for the years presented:

(in U.S. dollars, except available days)	Year ended	Year ended	Year ended
Numerator:	March 31, 2026	March 31, 2025	March 31, 2024
Revenues	$481,511,242	$353,341,476	$560,717,436
Voyage expenses	(5,467,468)	(4,252,035)	(2,674,179)
Time charter equivalent	$476,043,774	$349,089,441	$558,043,257

Pool adjustment*	895,366	(2,050)	1,416,187
Time charter equivalent excluding pool adjustment*	$476,939,140	$349,087,391	$559,459,444

Denominator:
Available days	9,113	8,776	8,982
TCE rate:
Time charter equivalent rate	$52,238	$39,778	$62,129
TCE rate excluding pool adjustment*	$52,336	$39,778	$62,287

* Adjusted for the effects of reallocations of pool profits in accordance with the pool participation agreements primarily resulting from the actual speed and consumption performance of the vessels operating in the Helios Pool exceeding the originally estimated speed and consumption levels.

Liquidity and Capital Resources

LPG transportation is a capital intensive business, and our future success depends on our ability to maintain a high‑quality fleet. As of March 31, 2026, we had cash and cash equivalents of $327.4 million and non-current restricted cash of $0.1 million.

Our primary sources of capital during the year ended March 31, 2026 were (i) $210.1 million in cash generated from operations and (ii) cash proceeds of $62.9 million from the Areion Facility. As of March 31, 2026, the outstanding balance of our long-term debt, net of deferred financing fees of $5.4 million, was $560.4 million including $100.2 million of principal on our long-term debt scheduled to be repaid during the year ending March 31, 2027.

Operating expenses, including expenses to maintain the quality of our vessels in order to comply with international shipping standards and environmental laws and regulations, the funding of working capital requirements, long-term debt repayments, financing costs, commitments, as described in Note 20 to our consolidated financial statements, represent our short-term, medium-term and long-term liquidity needs as of March 31, 2026. We anticipate satisfying our liquidity needs for at least the next twelve months with cash on hand, cash from operations and, if needed, drawdowns on the revolving credit facility available under the 2023 A&R Debt Facility. We may also seek additional liquidity through alternative sources of debt financings and/or through equity financings by way of private or public offerings. However, if these sources are insufficient to satisfy our short-term liquidity needs, or to satisfy our future medium-term or long-term liquidity needs, we may need to seek alternative sources of financing and/or modifications of our existing credit facility and financing arrangements. There is no assurance that we will be able to obtain any such financing or modifications to our existing credit facility and financing arrangements on terms acceptable to us, or at all.

On February 2, 2022, our Board of Directors authorized the repurchase of up to $100.0 million of our common shares under the 2022 Common Share Repurchase Authority. Under this authorization, when in force, purchases were and may be made at our discretion in the form of open market repurchase programs, privately negotiated transactions, accelerated share repurchase programs or a combination of these methods. The actual amount and timing of share repurchases are subject to capital availability, our determination that share repurchases are in the best interest of our shareholders, and market conditions. As of March 31, 2026, our total purchases under the 2022 Common Share Repurchase Authority totaled 355,511 shares for an aggregate consideration of $7.9 million. We are not obligated to make any common share repurchases. See Note 12 to our consolidated financial statements included herein for a discussion of our 2022 Common Share Repurchase Authority.

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

On January 30, 2026, we announced that our Board of Directors declared an irregular cash dividend of $0.70 per share to all shareholders of record as of the close of business on February 9, 2026, totaling $29.9 million. We paid $29.8 million on February 24, 2026, with the remaining $0.1 million deferred until certain shares of restricted stock vest.

On May 7, 2026, we announced that our Board of Directors has declared an irregular cash dividend of $1.00 per share of the Company’s common stock totaling $42.8 million. The dividend is payable on or about May 28, 2026 to all shareholders of record as of the close of business on May 18, 2026.

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

During the last 2 fiscal years, we made the following payments under the shipbuilding contract for the VLGC/AC Areion to Hanwha Ocean Ltd.:

●	January 16, 2024 - $23.8 million
●	January 22, 2025 - $11.9 million
●	September 22, 2025 - $11.9 million
●	December 8, 2025 - $11.9 million
●	March 20, 2026 - $61.9 million

Concurrently with the delivery of Areion on March 20, 2026, we borrowed $62.9 million from Citibank N.A., (Hong Kong branch) (“Citi”), supported by export insurance provided by the Korea Trade Insurance Corporation (“K-sure”), and Nordea Bank Abp (New York branch) (“Nordea”) to finance the final delivery payment and other fees and expenses associated with the delivery. The facility has a $20.7 million commercial tranche, solely underwritten by Nordea with a 7-year tenor and margin of 1.80% over SOFR, while Citi has provided a $42.2 million facility, guaranteed by K-Sure as to payment of principal and interest, with a 12-year tenor and a margin of 1.00% over SOFR. The facility contains customary covenants and granting of security interests. For more information regarding our Areion Facility, see Note 10 to our consolidated financial statements.

On April 20, 2026, we prepaid $16.5 million of the 2023 A&R Debt Facility, a proportion related to the 2015-built VLGC Cobra. On May 6, 2026, we completed the sale of this vessel, receiving proceeds net of commission and fees of $81.9 million.

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

Cash Flows

The following table summarizes our cash and cash equivalents provided by/(used in) operating, financing and investing activities for the periods presented:

	March 31, 2026	March 31, 2025	March 31, 2024
Net cash provided by operating activities	$210,143,612	$173,013,491	$388,446,808
Net cash used in investing activities	(93,843,962)	(7,362,396)	(34,801,539)
Net cash used in financing activities	(105,900,182)	(131,288,727)	(219,719,362)
Net increase in cash, cash equivalents, and restricted cash	$10,535,343	$34,369,843	$133,710,119

Operating Cash Flows. Net cash provided by operating activities for the year ended March 31, 2026 was $210.1 million compared with $173.0 million for the year ended March 31, 2025. The increase in cash generated from operations of $37.1 million is primarily related to increased cash flows from operating profits (refer to Results of Operations – For the year ended March 31, 2026 as compared to the year ended March 31, 2025, for drivers of changes in revenues and expenses for the applicable periods), partially offset by changes in working capital, mainly from amounts due from the Helios Pool as distributions from the Helios Pool are impacted by the timing of the completion of voyages, spot market rates and bunker prices. For a discussion of the year ended March 31, 2025 compared to the year ended March 31, 2024, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended March 31, 2025.

Net cash flow from operating activities depends upon our overall profitability, market rates for vessels employed on voyage charters, charter rates agreed to for time charters, the timing and amount of payments for drydocking expenditures and unscheduled repairs and maintenance, fluctuations in working capital balances and bunker costs.

Investing Cash Flows. Net cash used in investing activities was $93.8 million for the year ended March 31, 2026, compared with net cash used in investing activities of $7.4 million for the year ended March 31, 2025. For the year ended March 31, 2026, net cash used in investing activities was comprised of $93.8 million of payments for vessel under construction and other capital expenditures for vessels, including vessel upgrades. For the year ended March 31, 2025, net cash used in investing activities was mainly comprised of $18.9 million in payments for a vessel under construction and vessel capital expenditures, partially offset by $11.8 million in proceeds from maturity of available-for-sale debt securities.

Financing Cash Flows. Net cash used in financing activities was $105.9 million for the year ended March 31, 2026, compared with net cash used in financing activities of $131.3 million for the year ended March 31, 2025. For the year ended March 31, 2026, net cash used in financing activities consisted of (i) dividend payments of $105.0 million, (ii) repayments of long-term debt of $54.5 million, (iii) repurchases of common stock of $7.0 million, and (iv) financing costs paid of $2.3 million; partially offset by $62.9 million of proceeds from the Areion Facility. For the year ended March 31, 2025, net cash used in financing activities consisted of (i) dividend payments of $156.4 million, (ii) repayments of long-term debt of $53.0 million, and (iii) repurchases of common stock of $6.3 million, offset by $84.4 million of net proceeds from an issuance of common shares ($89.0 million of gross proceeds less offering costs paid of $4.6 million).

For a discussion of the year ended March 31, 2025 compared to the year ended March 31, 2024, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended March 31, 2025.

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

As our vessels age and our fleet expands, our drydocking expenses will increase. We estimate the current cash outlay for a VLGC drydocking and special survey to be approximately $2.1 million to $2.3 million per vessel (excluding any capital improvements, such as scrubbers, ballast water management systems, ammonia upgrades, energy saving devices, and performance improvement additions to the vessel that may be made during such drydockings) and the cost of an intermediate survey to be between $150,000 and $250,000 per vessel. Ongoing costs for compliance with environmental regulations are primarily included as part of our drydocking and classification society survey costs. To comply with current emissions regulations, we have installed scrubbers on sixteen of our vessels and have one chartered-in scrubber-equipped vessel, which allows us to burn heavy fuel oil. Our other non-dual fuel vessels currently consume compliant fuels on board (0.5% sulfur), which are readily available globally, but at a significantly higher cost. We also have one Dual-fuel ECO VLGC/AC, one Dual-fuel ECO VLGC and four chartered-in dual-fuel vessels that have the capability to burn LPG as fuel, which we believe provides an economic benefit over traditional fuel. Please see "Item 1A. Risk Factors—Risks Relating to Our Company—We may incur increasing costs for the drydocking, maintenance or replacement of our vessels as they age, and, as our vessels age, the risks associated with older vessels could adversely affect our ability to obtain profitable charters.”

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

Interest Rate Risk

LPG transportation is a capital-intensive business, requiring significant amounts of investment. Much of this investment is provided in the form of long-term debt. Our 2023 A&R Debt Facility and Areion Facility currently contain interest rates that fluctuate with SOFR. We have entered into an interest rate swap agreement that is outstanding as of March 31, 2026 to hedge a majority of our exposure to fluctuations of interest rate risk associated with our 2023 A&R Debt Facility. We have hedged $132.0 million of amortizing principal as of March 31, 2026 and thus increasing interest rates could adversely impact our future earnings. For the 12 months following March 31, 2026, a hypothetical increase or decrease of 20 basis points in the underlying SOFR rates would result in an increase or decrease of our interest expense on our unhedged interest-bearing debt by $0.2 million assuming all other variables are held constant. See Notes 10 and 21 to our consolidated financial statements included herein for a description of our debt obligations and interest rate swaps, respectively.

Foreign Currency Exchange Rate Risk

Our primary economic environment is the international LPG shipping market. This market utilizes the U.S. dollar as its functional currency. Consequently, our revenues are in U.S. dollars and the majority of our operating expenses are in U.S. dollars. However, we incur some of our expenses in other currencies, particularly Euro, Singapore Dollar, Danish Krone, Japanese Yen, British Pound Sterling, and Norwegian Krone. The amount and frequency of some of these expenses, such as vessel repairs, supplies and stores, may fluctuate from period to period. Depreciation in the value of the U.S. dollar relative to other currencies will increase the cost of us paying such expenses. For the year ended March 31, 2026, 25% of our expenses (excluding depreciation and amortization, interest and finance costs and gain/loss on derivatives), were in currencies other than the U.S. dollar, and as a result we expect the foreign exchange risk associated with these operating expenses to be immaterial. We do not have foreign exchange exposure in respect of our credit facility and interest rate swap agreements, as these are denominated in U.S. dollars.

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

Although inflation has had a moderate impact on our vessel operating expenses, insurance and corporate overheads, management does not consider inflation to be a significant risk to direct costs in the current and foreseeable economic environment. LPG transportation is a specialized area and the number of vessels is increasing. There will therefore be an increased demand for qualified crew and this trend has and will continue to put inflationary pressure on crew costs. However, in a shipping downturn, costs subject to inflation can usually be controlled because shipping companies typically monitor costs to preserve liquidity and encourage suppliers and service providers to lower rates and prices in the event of a downturn.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial information required by this Item is set forth on pages F-1 to F-35 and is filed as part of this Annual Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our management concluded that our disclosure controls and procedures were effective as of March 31, 2026. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits to the Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Our management conducted an evaluation of our effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of the inherent limitations of internal controls over financial reporting, misstatements may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on the evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2026.

The effectiveness of our internal control over financial reporting as of March 31, 2026 has been audited by Deloitte Certified Public Accountants S.A., an independent registered public accounting firm, as stated in their attestation report which appears herein.

Changes in Internal Control over Financial Reporting

Our management with the participation of our principal executive officer and principal financial officer or persons performing similar functions has determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) occurred during the fourth fiscal quarter of our fiscal year ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2026 Annual Meeting of Shareholders within 120 days of March 31, 2026.

We have adopted a Code of Ethics applicable to officers, directors and employees (the “Code of Ethics”), which fulfills applicable guidelines issued by the Commission.

Our Code of Ethics and our Anti-Bribery and Corruption Policy can be found on our website at http://www.dorianlpg.com/investor-center/corporate-governance/. We will also provide a hard copy of our Code of Ethics and Anti-Bribery and Corruption Policy free of charge upon written request to Dorian LPG Ltd. c/o Dorian LPG (USA) LLC, 27 Signal Road, Stamford, Connecticut 06902. Our employees are required to make written reaffirmation of their commitment to the Anti-Bribery and Corruption Policy and Code of Ethics on an annual basis. Any waiver that is granted, and the basis for granting the waiver, will be publicly communicated as appropriate, including through posting on our website, as soon as practicable. We have granted no waivers to the Anti-Bribery and Corruption Policy since its inception. We granted no waivers under our Code of Ethics during the fiscal year ended March 31, 2026. We intend to post any amendments to and any waivers of our Code of Ethics on our website within four business days. None of the information included on or accessible through the Company’s website is incorporated into or forms a part of this Annual Report.

ITEM 11.  EXECUTIVE COMPENSATION.

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2026 Annual Meeting of Shareholders within 120 days of March 31, 2026.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2026 Annual Meeting of Shareholders within 120 days of March 31, 2026.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2026 Annual Meeting of Shareholders within 120 days of March 31, 2026.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2026 Annual Meeting of Shareholders within 120 days of March 31, 2026.

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

19.1

Dorian LPG Ltd. Policies and Procedures to Detect and Prevent Insider Trading, incorporated by reference to Exhibit 19.1 of the Company’s Annual Report on Form 10-K filed with the Commission on May 29, 2025.

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

Date: May 27, 2026

Dorian LPG Ltd.
(Registrant)

/s/ John C. Hadjipateras
John C. Hadjipateras
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on May 27, 2026 on behalf of the registrant and in the capacities indicated.

Signature	Capacity

/s/ John C. Hadjipateras	President, Chief Executive Officer and Chairman of the Board
John C. Hadjipateras	(Principal Executive Officer)

/s/ Theodore B. Young	Chief Financial Officer
Theodore B. Young	(Principal Financial Officer and Principal Accounting Officer)

/s/ John C. Lycouris	Director
John C. Lycouris

/s/ Ted Kalborg	Director
Ted Kalborg

/s/ Marit Lunde	Director
Marit Lunde

/s/ Øivind Lorentzen	Director
Øivind Lorentzen

/s/ Malcolm McAvity	Director
Malcolm McAvity

/s/ Mark Ross	Director
Mark Ross

/s/ Christina Tan	Director
Christina Tan

/s/ Christopher Wiernicki	Director
Christopher Wiernicki

Deloitte Certified Public Accountants S.A. 3a Fragkokklisias & Granikou str. Marousi Athens GR 151-25 Greece Tel: +30 210 6781 100 www.deloitte.gr

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Dorian LPG Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Dorian LPG Ltd. and subsidiaries (the “Company”) as of March 31, 2026 and 2025, the related consolidated statements of operations , shareholders’ equity, and cash flows, for each of the three years in the period ended March 31, 2026, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 27, 2026, expressed  an unqualified opinion on the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Vessels, net – Future Time Charter Equivalent (TCE) Rates on a vessel with impairment indicators- Refer to Note 6 to the consolidated financial statements

Critical Audit Matter Description

The Company’s evaluation of its vessels for impairment involves an initial assessment of each vessel to determine whether events or changes in circumstances exist that may indicate that the carrying amount of the vessel is greater than its fair value and may no longer be recoverable. As at March 31, 2026, 1 out of 22 vessels had impairment indicators.

 If indicators of impairment exist for a vessel, the Company determines the recoverable amount by estimating the future undiscounted net operating cash flows associated with the vessel. If the carrying value of the vessel exceeds its future undiscounted net operating cash flows, the carrying value is reduced to its fair value. The future undiscounted net operating cash flows incorporate various factors and significant assumptions, including estimated future TCE revenue, net of commissions . Future TCE rates reflect an estimated daily TCE rate for the period up to the end of useful life using the most recent 10-year historical average spot market rates for the vessel class.

We identified future TCE rates used in the future undiscounted net operating cash flows analysis of a vessel with impairment indicators, as a critical audit matter because of the complex judgments made by management to estimate future TCE rates and the significant impact they have on future undiscounted net operating cash flows expected to be generated over the remaining useful life of a vessel.

This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s future TCE rates.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the future TCE rates utilized in the future undiscounted net operating cash flows analysis for vessels with impairment indicators included the following among others:

●	We tested the operating effectiveness of controls over management’s review of the future undiscounted net operating cash flows analysis, including the future TCE rates used within the future undiscounted net operating cash flows analysis.
●	We evaluated the Company’s methodology for estimating the future TCE rates by comparing the future TCE rates utilized in the future undiscounted net operating cash flows to:
1.the Company’s historical rates,
2.other external market sources, including analysts’ reports and reports on prospective market outlook.
●	We considered the consistency of the assumptions used in the future TCE rates with evidence obtained in other areas of the audit.

/s/ Deloitte Certified Public Accountants S.A.

Athens, Greece
May 27, 2026

We have served as the Company’s auditor since 2013.

Deloitte Certified Public Accountants S.A. 3a Fragkokklisias & Granikou str. Marousi Athens GR 151-25 Greece Tel: +30 210 6781 100 www.deloitte.gr

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Dorian LPG Ltd.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Dorian LPG Ltd. and subsidiaries (the “Company”) as of March 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 31, 2026, of the Company and our report dated May 27, 2026, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte Certified Public Accountants S.A.

Athens, Greece

May 27, 2026

Dorian LPG Ltd.

Consolidated Balance Sheets

(Expressed in United States Dollars, except for number of shares)

	As of	As of
	March 31, 2026	March 31, 2025
Assets
Current assets
Cash and cash equivalents	$327,409,120	$316,877,584
Trade receivables, net and accrued revenues	2,037,495	1,356,827
Due from related parties	97,037,584	48,090,301
Inventories	2,441,578	2,508,684
Prepaid expenses and other current assets	21,324,303	13,523,008
Total current assets	450,250,080	382,356,404
Fixed assets
Vessels, net	1,215,930,610	1,149,806,782
Vessel under construction	—	37,274,863
Total fixed assets	1,215,930,610	1,187,081,645
Other non-current assets
Deferred charges, net	24,990,338	17,237,662
Derivative instruments	2,337,425	3,497,493
Due from related parties—non-current	26,400,000	26,400,000
Restricted cash—non-current	79,835	76,028
Operating lease right-of-use assets	148,712,528	159,212,010
Other non-current assets	2,991,901	2,799,038
Total assets	$1,871,692,717	$1,778,660,280
Liabilities and shareholders’ equity
Current liabilities
Trade accounts payable	$7,990,868	$11,549,950
Accrued expenses	11,327,406	5,387,465
Due to related parties	—	39,339
Deferred income	1,981,719	679,257
Current portion of long-term operating lease liabilities	46,661,757	34,808,203
Current portion of long-term debt	100,164,502	54,504,778
Dividends payable	700,366	915,150
Total current liabilities	168,826,618	107,884,142
Long-term liabilities
Long-term debt—net of current portion and deferred financing fees	460,230,191	498,773,969
Long-term operating lease liabilities	102,061,784	124,419,545
Other long-term liabilities	1,577,746	1,476,439
Total long-term liabilities	563,869,721	624,669,953
Total liabilities	732,696,339	732,554,095
Commitments and contingencies	—	—
Shareholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued nor outstanding	—	—
Common stock, $0.01 par value, 450,000,000 shares authorized, 54,647,868 and 54,324,437 shares issued, 42,782,681 and 42,747,720 shares outstanding (net of treasury stock), as of March 31, 2026 and March 31, 2025, respectively	546,478	543,244
Additional paid-in-capital	878,549,693	867,524,073
Treasury stock, at cost; 11,865,187 and 11,576,717 shares as of March 31, 2026 and March 31, 2025, respectively	(140,116,177)	(133,103,957)
Retained earnings	400,016,384	311,142,825
Total shareholders’ equity	1,138,996,378	1,046,106,185
Total liabilities and shareholders’ equity	$1,871,692,717	$1,778,660,280

The accompanying notes are an integral part of these consolidated financial statements.

Dorian LPG Ltd.

Consolidated Statements of Operations

(Expressed in United States Dollars, except for number of shares)

	Year ended
	March 31, 2026	March 31, 2025	March 31, 2024
Revenues
Net pool revenues—related party	$474,888,842	$341,418,480	$532,935,157
Time charter revenues	—	8,252,182	25,895,984
Other revenues, net	6,622,400	3,670,814	1,886,295
Total revenues	481,511,242	353,341,476	560,717,436
Expenses
Voyage expenses	5,467,468	4,252,035	2,674,179
Charter hire expenses	61,026,689	41,393,429	43,673,387
Profit sharing expenses	1,732,787	—	—
Vessel operating expenses	81,037,349	85,407,362	80,461,690
Depreciation and amortization	71,743,685	69,599,593	68,666,053
General and administrative expenses	53,024,971	42,626,351	39,004,183
Total expenses	274,032,949	243,278,770	234,479,492
Other income—related parties	2,697,216	2,582,126	2,592,291
Operating income	210,175,509	112,644,832	328,830,235
Other income/(expenses)
Interest and finance costs	(29,249,142)	(35,812,923)	(40,480,428)
Interest income	11,143,856	15,219,621	9,488,328
Unrealized gain/(loss) on derivatives	(1,160,068)	(5,786,717)	5,665
Realized gain on derivatives	1,759,508	5,311,992	7,493,246
Other gain/(loss), net	996,270	(1,406,325)	2,109,867
Total other expenses, net	(16,509,576)	(22,474,352)	(21,383,322)
Net income	$193,665,933	$90,170,480	$307,446,913

Weighted average shares outstanding:
Basic	42,518,779	42,134,482	40,275,350
Diluted	42,613,805	42,232,353	40,450,567

Earnings per common share—basic	$4.55	$2.14	$7.63
Earnings per common share—diluted	$4.54	$2.14	$7.60

The accompanying notes are an integral part of these consolidated financial statements.

Dorian LPG Ltd.

Consolidated Statements of Shareholders’ Equity

(Expressed in United States Dollars, except for number of shares)

	Number of			Additional
	common	Common	Treasury	paid-in	Retained
	shares	stock	stock	capital	earnings	Total
Balance, April 1, 2023	51,630,593	$516,306	$(122,896,838)	$764,383,292	$231,843,562	$873,846,322
Net income	—	—	—	—	307,446,913	307,446,913
Restricted share award issuances	364,434	3,644	—	(3,644)	—	—
Dividends ($4.00 per common share)	—	—	—	—	(162,154,589)	(162,154,589)
Stock-based compensation	—	—	—	8,334,838	—	8,334,838
Purchase of treasury stock	—	—	(3,940,401)	—	—	(3,940,401)
Balance, March 31, 2024	51,995,027	$519,950	$(126,837,239)	$772,714,486	$377,135,886	$1,023,533,083
Net income	—	—	—	—	90,170,480	90,170,480
Common share issuance	2,000,000	20,000	—	84,389,361	—	84,409,361
Restricted share award issuances	329,410	3,294	—	(3,294)	—	—
Dividends ($3.70 per common share)	—	—	—	—	(156,163,541)	(156,163,541)
Stock-based compensation	—	—	—	10,423,520	—	10,423,520
Purchase of treasury stock	—	—	(6,266,718)	—	—	(6,266,718)
Balance, March 31, 2025	54,324,437	$543,244	$(133,103,957)	$867,524,073	$311,142,825	$1,046,106,185
Net income	—	—	—	—	193,665,933	193,665,933
Restricted share award issuances	323,431	3,234	—	(3,234)	—	—
Dividends ($2.45 per common share)	—	—	—	—	(104,792,374)	(104,792,374)
Stock-based compensation	—	—	—	11,028,854	—	11,028,854
Purchase of treasury stock	—	—	(7,012,220)	—	—	(7,012,220)
Balance, March 31, 2026	54,647,868	$546,478	$(140,116,177)	$878,549,693	$400,016,384	$1,138,996,378

The accompanying notes are an integral part of these consolidated financial statements.

Dorian LPG Ltd.

Consolidated Statements of Cash Flows

(Expressed in United States Dollars)

	Year ended
	March 31, 2026	March 31, 2025	March 31, 2024
Cash flows from operating activities:
Net income	$193,665,933	$90,170,480	$307,446,913
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,743,685	69,599,087	68,665,907
Non-cash lease expense	40,475,341	32,487,533	29,116,821
Amortization of financing costs	1,144,442	1,219,532	1,243,360
Unrealized loss/(gain) on derivatives	1,160,068	5,786,717	(5,665)
Stock-based compensation expense	11,028,854	10,423,520	8,334,838
Unrealized foreign currency (gain)/loss, net	(120,516)	(18,153)	285,277
Other non-cash items, net	(960,549)	821,699	(3,230,571)
Changes in operating assets and liabilities
Trade receivables, inventories, prepaid expenses, and other current and non-current assets	(7,500,481)	(1,072,377)	(926,439)
Due from related parties	(48,947,283)	3,162,641	16,317,153
Operating lease liabilities—current and long-term	(40,433,457)	(32,488,879)	(28,210,348)
Trade accounts payable	(1,070,501)	(35,347)	(1,266,860)
Accrued expenses and other liabilities	6,981,986	1,424,045	(1,338,519)
Due to related parties	(39,339)	32,056	(161,510)
Payments for drydocking costs	(16,984,571)	(8,499,063)	(7,823,549)
Net cash provided by operating activities	210,143,612	173,013,491	388,446,808
Cash flows from investing activities:
Payments for vessel under construction and other capital expenditures for vessels	(93,843,962)	(18,948,804)	(32,853,093)
Purchase of investment securities	—	(213,592)	(5,978,390)
Proceeds from sale of investment securities	—	—	4,029,944
Proceeds from maturity of available-for-sale debt securities	—	11,800,000	—
Net cash used in investing activities	(93,843,962)	(7,362,396)	(34,801,539)
Cash flows from financing activities:
Proceeds from long-term debt borrowings	62,900,531	—	—
Repayment of long-term debt borrowings	(54,504,778)	(53,033,315)	(53,110,676)
Repurchase of common stock	(7,012,220)	(6,266,718)	(3,940,401)
Financing costs paid	(2,276,557)	—	(407,500)
Dividends paid	(105,007,158)	(156,398,056)	(162,260,785)
Proceeds from common share issuances	—	89,000,000	—
Equity offering costs paid	—	(4,590,638)	—
Net cash used in financing activities	(105,900,182)	(131,288,727)	(219,719,362)
Effects of exchange rates on cash and cash equivalents	135,875	7,475	(215,788)
Net increase in cash, cash equivalents, and restricted cash	10,535,343	34,369,843	133,710,119
Cash, cash equivalents, and restricted cash at the beginning of the period	316,953,612	282,583,769	148,873,650
Cash, cash equivalents, and restricted cash at the end of the period	$327,488,955	$316,953,612	$282,583,769

Supplemental disclosure of cash flow information
Cash paid for interest, net of amounts capitalized	$26,998,877	$32,808,467	$37,886,561
Cash paid for operating lease liabilities	49,230,267	42,290,030	42,101,279
Right of use assets recognized	29,949,304	—	62,646,575
Unpaid lease liability on initial recognition	29,902,695	—	61,746,575
Capitalized drydocking costs included in liabilities	484,224	2,712,600	1,179,778
Vessel-related capital expenditures included in liabilities	748,201	1,003,032	1,027,316
Unpaid dividends included in liabilities	700,366	915,150	1,149,665
Financing costs included in liabilities	$811,292	$663,600	$663,600

Reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the total amount of such items reported in the statements of cash flows:
Cash and cash equivalents	$327,409,120	$316,877,584	$282,507,971
Restricted cash—non-current	79,835	76,028	75,798
Cash and cash equivalents and restricted cash at end of period shown in the statement of cash flows	$327,488,955	$316,953,612	$282,583,769

The accompanying notes are an integral part of these consolidated financial statements.

Dorian LPG Ltd.

Notes to Consolidated Financial Statements

(Expressed in United States Dollars)

1.	Basis of Presentation and General Information

Dorian LPG Ltd. (“Dorian”) was incorporated on July 1, 2013 under the laws of the Republic of the Marshall Islands, is headquartered in the United States and is engaged in the transportation of liquefied petroleum gas (“LPG”) worldwide through the ownership and operation of LPG tankers. Dorian LPG Ltd. and its subsidiaries (together “we,” “us,” “our,” or the “Company”) are focused on owning and operating very large gas carriers (“VLGCs”), each with a cargo carrying capacity of greater than 80,000 cbm. As of March 31, 2026, our fleet consists of twenty-eight VLGCs, including one 93,000 cbm dual-fuel ECO-design Very Large Gas Carrier / Ammonia Carrier (“VLGC/AC”), one dual-fuel 84,000 cbm ECO-design VLGC (“Dual-fuel ECO VLGC”); nineteen fuel-efficient 84,000 cbm ECO-design VLGCs (“ECO VLGCs”); one 82,000 cbm modern VLGC/AC; four time chartered-in dual fuel Panamax size VLGCs; one time chartered-in ECO Panamax VLGC, and one time chartered-in modern VLGC. We note that one of our nineteen ECO VLGCs was sold to a third party in May 2026 (see Note 25 below for further details). We provide in-house commercial management services for all of our vessels, including our vessels deployed in the Helios Pool (defined below), which may also receive commercial management services from MOL Energia (defined below). Excluding our time chartered-in vessels, we provide in-house technical management services for all of our vessels, including our vessels deployed in the Helios Pool.

Sixteen of our ECO VLGCs, including one of our time chartered-in ECO-VLGCs, and our VLGC/AC are fitted with exhaust gas cleaning systems (commonly referred to as “scrubbers”) to reduce sulfur emissions. Additionally, one of the chartered-in dual-fuel Panamax size VLGCs is equipped with a shaft generator, which generates additional electricity that can be used to reduce fuel consumption and carbon emissions.

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

Our subsidiaries, which are all wholly-owned and all are incorporated in Republic of the Marshall Islands (unless otherwise indicated below), as of March 31, 2026 are listed below.

Vessel Subsidiaries

	Type of
Subsidiary	vessel	Vessel’s name	Built	CBM(1)
CJNP LPG Transport LLC	VLGC/AC	Captain John NP	2007	82,000
Comet LPG Transport LLC	VLGC	Comet	2014	84,000
Corsair LPG Transport LLC	VLGC	Corsair(2)	2014	84,000
Corvette LPG Transport LLC	VLGC	Corvette	2015	84,000
Dorian Shanghai LPG Transport LLC	VLGC	Cougar(2)	2015	84,000
Concorde LPG Transport LLC	VLGC	Concorde	2015	84,000
Dorian Houston LPG Transport LLC	VLGC	Cobra(3)	2015	84,000
Dorian Sao Paulo LPG Transport LLC	VLGC	Continental	2015	84,000
Dorian Ulsan LPG Transport LLC	VLGC	Constitution	2015	84,000
Dorian Amsterdam LPG Transport LLC	VLGC	Commodore	2015	84,000
Dorian Dubai LPG Transport LLC	VLGC	Cresques(2)	2015	84,000
Constellation LPG Transport LLC	VLGC	Constellation	2015	84,000
Dorian Monaco LPG Transport LLC	VLGC	Cheyenne	2015	84,000
Dorian Barcelona LPG Transport LLC	VLGC	Clermont	2015	84,000
Dorian Geneva LPG Transport LLC	VLGC	Cratis(2)	2015	84,000
Dorian Cape Town LPG Transport LLC	VLGC	Chaparral(2)	2015	84,000
Dorian Tokyo LPG Transport LLC	VLGC	Copernicus(2)	2015	84,000
Commander LPG Transport LLC	VLGC	Commander	2015	84,000
Dorian Explorer LPG Transport LLC	VLGC	Challenger	2015	84,000
Dorian Exporter LPG Transport LLC	VLGC	Caravelle(2)	2016	84,000
Dorian Sakura LPG Transport LLC	VLGC	Captain Markos(2)	2023	84,000
Dorian LPG Ammonia Transport LLC	VLGC/AC	Areion	2026	93,000

Management Subsidiaries

Subsidiary
Dorian LPG Management Corp.
Dorian LPG (USA) LLC (incorporated in USA)
Dorian LPG (UK) Ltd. (incorporated in UK)
Dorian LPG Finance LLC
Occident River Trading Limited (incorporated in UK)
Dorian LPG (DK) ApS (incorporated in Denmark)
Dorian LPG Chartering LLC
Dorian LPG FFAS LLC
Dorian LPG US Lease Finance LLC
Dorian LPG Nippon Lease LLC

(1)	CBM: Cubic meters, a standard measure for LPG tanker capacity.
(2)	Operated pursuant to a bareboat charter agreement. Refer to Note 10 below for further information.
(3)	Vessel was subsequently sold to a third party in May 2026.

Customers

For the years ended March 31, 2026, 2025, and 2024 the Helios Pool accounted for 99%, 97%, and 95% of our total revenues, respectively, and, as such, no other individual charterer accounted for more than 10% of total revenues.

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

(g)   Investment securities:  We hold investment securities that are classified as available-for-sale securities and are available to be sold in the future in response to our liquidity needs and asset-liability management strategies, among other considerations. Available-for-sale equity securities are reported at fair value, with unrealized gains and losses reported in other gain/(loss), net on our consolidated statements of operations. Available-for-sale debt securities are reported at fair value, with unrealized gains and losses are reported in other comprehensive income/(loss). We had no unrealized gains and losses from debt securities reported in other comprehensive income/(loss) for the periods presented. We also hold equity securities that are recorded at cost that are evaluated for impairment periodically and, if needed, adjusted for other than temporary impairment. No impairment charges have been recorded for our equity securities, at cost.

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

(j)   Inventories:  Inventories consist primarily of lubricants and stores on board the vessels, as well as bunker fuel during any periods that a vessel is employed outside the Helios Pool on a voyage charter. Inventories are stated at lower of cost or net realizable value. Cost is determined by the first in, first out method. Net realizable value is the estimated selling price, less reasonably predictable costs of disposal and transportation.

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

(q)   Leases: Refer to Note 11 for a description of our operating lease expenses for the years ended March 31, 2026, 2025, and 2024 and to Note 20 for a description of commitments related to our leases as of March 31, 2026. The following is a description of our leasing arrangements.

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

We recognize net pool revenues—related party when the vessel has participated in the pool during the period and the amount of net pool revenues for the month can be estimated reliably. Revenue generated from the pool is accounted for as revenue from operating leases.

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

(v)   Profit sharing expenses:  Profit sharing expenses are accounted for as incurred on an accrual basis. We have entered into an arrangement to equally share the income or losses on one of our time chartered-in vessels with MOL Energia Pte., our partner in the Helios Pool. Profit sharing expenses are the net result of 50% of this vessel’s revenues for the period less 50% of the vessel’s charter hire-in expenses.

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

The following is a summary of information for our single reportable segment:

	Year ended
(in U.S. dollars)	March 31, 2026	March 31, 2025	March 31, 2024
Total Revenues	$481,511,242	$353,341,476	$560,717,436

Less:
Voyage expenses	5,467,468	4,252,035	2,674,179
Charter hire expenses	61,026,689	41,393,429	43,673,387
Profit sharing expenses	1,732,787	—	—
Vessel operating expenses	81,037,349	85,407,362	80,461,690
Other segment items (1)	122,071,440	109,643,818	105,077,945
Operating income	210,175,509	112,644,832	328,830,235
Nonoperating loss(2)	(16,509,576)	(22,474,352)	(21,383,322)
Net income	$193,665,933	$90,170,480	$307,446,913

(1)	Other segment items include depreciation and amortization, general and administrative expenses, and other operating income and expenses.

(2)	Nonoperating loss includes interest and finance costs, interest income, gains and losses on derivatives, other gains and losses.

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

Dorian LPG (USA) LLC and its subsidiaries entered into an agreement with DHSA, retroactive to July 2014 and superseding an agreement between Dorian LPG (UK) Ltd. and DHSA, for the provision by Dorian LPG (USA) LLC and its subsidiaries of certain chartering and marine operation services to DHSA, for which income was earned and included in “Other income-related parties” totaling $0.1 million for each of the years ended March 31, 2026, 2025 and 2024. As of March 31, 2026 and 2025, there was nothing due from DHSA.

Helios LPG Pool LLC (“Helios Pool”)

On April 1, 2015, Dorian and MOL Energia began operations of the Helios Pool, which entered into pool participation agreements for the purpose of establishing and operating, as charterer, under variable rate time charters to be entered into with owners or disponent owners of VLGCs, a commercial pool of VLGCs whereby revenues and expenses are shared. We hold a 50% interest in the Helios Pool as a joint venture with MOL Energia and all significant rights and obligations are equally shared by both parties. All profits of the Helios Pool are distributed to the pool participants based on pool points assigned to each vessel as variable charter hire and, as a result, there are no profits available to the equity investors as a share of equity. We have determined that the Helios Pool is a variable interest entity as it does not have sufficient equity at risk. We do not consolidate the Helios Pool because we are not the primary beneficiary and do not have a controlling financial interest. In consideration of Accounting Standards Codification (“ASC”) 810-10-50-4e, the significant factors considered and judgments made in determining that the power to direct the activities of the Helios Pool that most significantly impact the entity’s economic performance are shared, in that all significant performance activities which relate to approval of pool policies and strategies related to pool customers and the marketing of the pool for the procurement of customers for the pool vessels, addition of new pool vessels and the pool cost management, require unanimous board consent from a board consisting of two members from each joint venture investor. Further, in accordance with the guidance in ASC 810-10-25-38D, the Company and MOL Energia are not related parties as defined in ASC 850 nor are they de facto agents pursuant to ASC 810-10, the power over the significant activities of the Helios Pool is shared, and no party is the primary beneficiary in the Helios Pool, or has a controlling financial interest. As of March 31, 2026, the Helios Pool operated thirty-one VLGCs, including twenty-eight vessels from our fleet (including six vessels time chartered-in from unrelated parties), two MOL Energia vessels and one vessel from another participant.

As of March 31, 2026, we had net receivables from the Helios Pool of $123.4 million, including $28.6 million of working capital contributed for the operation of our vessels in the pool. As of March 31, 2025, we had receivables from the Helios Pool of $74.4 million (net of an amount due to Helios Pool of $0.1 million which is reflected under “Due to related Parties”), including $26.4 million of working capital contributed for the operation of our vessels in the pool. Our maximum exposure to losses from the pool as of March 31, 2026 is limited to the receivables from the pool. The Helios Pool does not have any third-party debt obligations. The Helios Pool has entered into commercial management agreements with each of Dorian LPG (UK) Ltd. and MOL Energia as commercial managers and has appointed both commercial managers as the exclusive commercial managers of pool vessels. Dorian LPG (DK) ApS has assumed the responsibilities of Dorian LPG (UK) Ltd. under these commercial management agreements with the consolidation of our London, United Kingdom operations into our Copenhagen, Denmark office. Fees for commercial management services provided by Dorian LPG (DK) ApS are included in “Other income-related parties” in the consolidated statement of operations and were $2.5 million, for each of the years ended March 31, 2026, 2025 and 2024. Additionally, we received a fixed reimbursement of expenses such as costs for security guards and war risk insurance for vessels operating in high-risk areas from the Helios Pool, for which we earned $1.7 million, $1.2 million and $0.8 million for the years ended March 31, 2026, 2025 and 2024 respectively, and are included in “Other revenues, net” in the consolidated statements of operations.

Through our vessel owning subsidiaries, we have chartered vessels to the Helios Pool during the years ended March 31, 2026, 2025 and 2024. The revenue from the Helios Pool is variable depending upon the net results of the pool, available days and pool points for each vessel. The Helios Pool enters into voyage and time charters with external parties and receives freight and related revenue and, where applicable, incurs voyage costs such as bunkers, port costs and commissions. At the end of each month, the Helios Pool calculates net pool revenues using gross revenues, less voyage expenses of all pool vessels, less fixed time charter hire for any time chartered-in vessels, less the general and administrative expenses of the pool. Net pool revenues, less any amounts required for working capital of the Helios Pool, are distributed, to the extent they have been collected from third-party customers of the Helios Pool, as variable rate time charter hire for the relevant vessel to participants based on pool points (vessel attributes such as cargo carrying capacity, fuel consumption, and speed are taken into consideration) and number of days the vessel participated in the pool in the period. We recognize net pool revenues when each relevant vessel has participated in the pool during the period and the amount of net pool revenues for the month can be estimated reliably. Revenue earned from the Helios Pool is presented in Note 15.

5. Inventories

Our inventories by type were as follows:

	March 31, 2026	March 31, 2025
Lubricants	$2,211,695	$2,309,531
Bonded stores	229,883	199,153
Total	$2,441,578	$2,508,684

6. Vessels, Net

		Accumulated
	Cost	depreciation	Net book Value
Balance, April 1, 2024	$1,733,196,909	$(524,608,696)	$1,208,588,213
Other additions	5,479,335	—	5,479,335
Depreciation	—	(64,260,766)	(64,260,766)
Balance, March 31, 2025	$1,738,676,244	$(588,869,462)	$1,149,806,782
Vessel delivered	129,241,584	—	129,241,584
Other additions	1,622,410	—	1,622,410
Depreciation	—	(64,740,166)	(64,740,166)
Balance, March 31, 2026	$1,869,540,238	$(653,609,628)	$1,215,930,610

Vessel delivered represent amount transferred from Vessels under Construction relating to the cost of our 93,000 cubic meter (cbm) dual-fuel newbuilding VLGC/AC named “Areion” delivered to us in March 2026. Additions to vessels, net, mainly consisted of scrubber purchases and installation costs and other capital improvements for certain of our VLGCs during the years ended March 31, 2026 and 2025. Our vessels, with a total carrying value of $1,189.3 million and $1,120.0 million as of March 31, 2026 and 2025, respectively, are first-priority mortgaged as collateral for our long-term debt (refer to Note 10 below). As of March 31, 2026, there were indicators of impairment on one of our vessels. We determined estimated net operating cash flows for this vessel by applying various assumptions regarding future time charter equivalent revenues net of commissions, operating expenses, scheduled drydockings, expected offhire and scrap values and concluded that no impairment charge was necessary because we believe the vessel carrying value is recoverable. No impairment charges were recognized for the years ended March 31, 2026, 2025 and 2024.

7. Vessel Under Construction

On November 24, 2023 we entered into an agreement for a newbuilding VLGC/AC with a cargo carrying capacity of 93,000 cbm that can transport LPG or ammonia, which was delivered from Hanwha Ocean Co. Ltd. in March 2026. The analysis and movement of the vessel under construction is presented in the table below:

Net book Value
Balance, April 1, 2024	$23,829,678
Installment payments	11,900,370
Other capitalized expenditures	1,118,209
Capitalized interest	426,606
Balance, March 31, 2025	$37,274,863
Installment payments	85,705,832
Other capitalized expenditures	3,743,539
Capitalized interest	2,517,350
Vessel delivered (transferred to Vessels, Net)	(129,241,584)
Balance, March 31, 2026	$—

8. Deferred Charges, Net

The analysis and movement of deferred charges, net is presented in the table below:

Drydocking
costs
Balance, April 1, 2024	$12,544,098
Additions	10,031,885
Amortization	(5,338,321)
Balance, March 31, 2025	$17,237,662
Additions	14,756,195
Amortization	(7,003,519)
Balance, March 31, 2026	$24,990,338

9. Accrued Expenses

Accrued expenses comprised of the following:

	March 31, 2026	March 31, 2025
Accrued voyage and vessel operating expenses	3,214,130	3,335,059
Accrued employee-related costs	6,499,447	959,213
Accrued professional services	739,764	343,955
Accrued loan and swap interest	524,695	473,922
Other	349,370	275,316
Total	$11,327,406	$5,387,465

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

On December 22, 2023, we entered into an amended and restated debt financing facility (the “2023 A&R Debt Facility”) with CACIB, ING, SEB, BNP, and DSF to amend and restate the 2022 Debt Facility. The 2023 A&R Debt Facility consists of (i) a term loan facility in an aggregate original principal amount of $240.0 million, of which $215.0 million remained outstanding on the date of the agreement, (ii) a revolving credit facility in an aggregate principal amount of up to $50.0 million (previously $20.0 million) with quarterly decreases of availability of $2.1 million beginning in March 2026, and (iii) a new, uncommitted accordion term loan facility in an aggregate principal amount of up to $100.0 million. The 2023 A&R Debt Facility matures on August 4, 2029, with drawn amounts thereunder accruing interest at a rate of SOFR plus a margin ranging between 2.05% and 2.15% depending on the ratio of outstanding debt under the facility to the value of the vessels secured under this facility, plus or minus a sustainability pricing adjustment of 0.05%. The undrawn portion of the revolving credit facility accrues interest at a rate equal to 0.40% of the margin, payable in arrears. As of March 31, 2026, the revolving credit facility has an available undrawn principal amount of $47.9 million.

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

We were in compliance with all financial covenants as of March 31, 2026.

Areion Facility

On February 17, 2026, we entered into a $62.9 million debt financing facility (the "Areion Facility") to finance the final delivery payment and other fees and expenses associated with the delivery of our VLGC/AC Areion. The facility has a $20.7 million commercial tranche, solely underwritten by Nordea Bank Abp (New York branch) (“Nordea”) with a 7-year tenor and margin of 1.80% over SOFR plus or minus a sustainability pricing adjustment of 0.05%, while Citibank N.A., (Hong Kong branch) (“Citi”) has provided a $42.2 million facility, guaranteed by the Korea Trade Insurance Corporation (“K-sure”) as to payment of principal and interest, with a 12-year tenor and a margin of 1.00% over SOFR  plus or minus a sustainability pricing adjustment of 0.05%. The facility contains customary covenants and granting of security interests. As of March 31, 2026, the interest rate on the commercial tranche (including the margin) was 5.48% and the interest rate on the K-Sure tranche (including the margin) was 4.66%.

The Areion Facility is secured by, among other things, (i) first priority mortgage on the vessel financed and the deed of covenant collateral thereto; (ii) first priority assignment of the financed vessel’s insurances, earnings and requisition compensation; (iii) first priority security interest in respect of all of the equity interests of the borrowers; (iv) subordination of the rights of any technical ship manager in the proceeds of any insurances of the financed vessel; (v) an assignment by each borrower of any deposit account opened by it in accordance with the facility; and (vi) a guaranty by the Company guaranteeing the obligations of the borrowers under the facility agreement. In addition, we must ensure that the aggregate fair market value of Areion is at least 145% of the outstanding principal balance of the loan under the Areion Facility.

The corporate financial covenants related to the Areion Facility are identical to those in the 2023 A&R Debt Facility. We were in compliance with all financial covenants as of March 31, 2026.

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

The corporate financial covenants related to the BALCAP Facility are identical to those in the 2023 A&R Debt Facility. We were in compliance with all financial covenants as of March 31, 2026.

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

Debt Obligations

The table below presents our debt obligations:

	March 31, 2026	March 31, 2025
2023 A&R Debt Facility	$165,000,000	$185,000,000

Areion Facility	$62,900,531	—

BALCAP Facility	$49,891,595	$58,266,112

Japanese Financings
Corsair Japanese Financing	$24,645,833	$27,895,834
Cresques Japanese Financing	22,071,744	23,840,367
Cratis Japanese Financing	33,340,000	37,420,000
Copernicus Japanese Financing	33,340,000	37,420,000
Chaparral Japanese Financing	54,594,492	57,316,129
Caravelle Japanese Financing	35,300,000	39,200,000
Cougar Japanese Financing	36,500,000	40,100,000
Captain Markos Dual-Fuel Japanese Financing	48,230,000	50,960,000
Total Japanese Financings	$288,022,069	$314,152,330

Total debt obligations	$565,814,195	$557,418,442
Less: deferred financing fees	5,419,502	4,139,695
Debt obligations—net of deferred financing fees	$560,394,693	$553,278,747

Presented as follows:
Current portion of long-term debt	$100,164,502	$54,504,778
Long-term debt—net of current portion and deferred financing fees	460,230,191	498,773,969
Total	$560,394,693	$553,278,747

Deferred Financing Fees

The analysis and movement of deferred financing fees is presented in the table below:

Financing
costs
Balance, April 1, 2024	$5,359,227
Amortization	(1,219,532)
Balance, April 1, 2025	$4,139,695
Additions	2,424,249
Amortization	(1,144,442)
Balance, March 31, 2026	$5,419,502

Additions for the year ended March 31, 2026 represent financing costs associated with the Areion Facility described above, which have been deferred and are amortized over the life of the respective agreement and are included as part of interest and finance costs in the consolidated statements of operations. There were no additions during the year ended March 31, 2025.

Future Cash Payments for Debt

The minimum annual principal payments, in accordance with the loan agreements, required to be made after March 31, 2026 are as follows:

Year ending March 31:
2027	$100,164,502
2028	50,470,097
2029	96,578,206
2030	144,528,073
2031	50,512,240
Thereafter	123,561,077
Total	$565,814,195

11. Leases

Time charter-in contracts

During the year ended March 31, 2026, we time chartered-in one VLGC for a period of 31 months. We recognized the applicable right-of-use asset and lease liability at an initial amount of $29.9 million on our balance sheet. During this period, we also time chartered-in one VLGC for a period of 12 months that was excluded from operating lease right-of-use asset and lease liability recognition on our consolidated balance sheet. As of March 31, 2026, right-of-use assets and lease liabilities relating to all of our time charter-in VLGCs totaled $148.3 million and were recognized on our balance sheet. Our time chartered-in VLGCs were deployed in the Helios Pool and earned net pool revenues of $99.7 million, $56.7 million, and $97.5 million for the years ended March 31, 2026, 2025 and 2024, respectively.

Charter hire expenses for the VLGCs time chartered-in were as follows:

	Year ended
	March 31, 2026	March 31, 2025	March 31, 2024
Charter hire expenses	$61,026,689	$41,393,429	$43,673,387

Office leases

We currently have operating leases for our offices in Stamford, Connecticut, USA; Copenhagen, Denmark; and Athens, Greece which we determined to be operating leases and record the lease expense as part of general and administrative expenses in our consolidated statements of operations. We did not enter into any new office leases and did not renew any office leases during the years ended March 31, 2026, 2025 and 2024. The term of our Copenhagen, Denmark office expired during the year ended March 31, 2025 and the office lease is on a month-to-month basis.

Operating lease rent expense related to our office leases was as follows:

	Year ended
	March 31, 2026	March 31, 2025	March 31, 2024
Operating lease rent expense	$568,030	$554,939	$558,957

For our office leases and time charter-in arrangements, the discount rate used ranged from 5.17% to 6.34%. The weighted average discount rate used to calculate the lease liability was 5.73%. The weighted average remaining lease term on our office leases and a time chartered-in vessel as of March 31, 2026 is 42.8 months.

Our operating lease right-of-use asset and lease liabilities were as follows:

Description	Location on Balance Sheet	March 31, 2026	March 31, 2025
Assets:
Non-current
Office leases	Operating lease right-of-use assets	$385,102	$749,451
Time charter-in VLGCs	Operating lease right-of-use assets	$148,327,426	$158,462,559

Liabilities:
Current
Office Leases	Current portion of long-term operating leases	$380,572	$380,127
Time charter-in VLGCs	Current portion of long-term operating leases	$46,281,185	$34,428,076

Long-term
Office Leases	Long-term operating leases	$15,543	$385,062
Time charter-in VLGCs	Long-term operating leases	$102,046,241	$124,034,483

Maturities of operating lease liabilities as of March 31, 2026 were as follows:

Less than one year	$53,722,494
One to three years	77,382,615
Three to five years	33,164,389
More than five years	—
Total undiscounted lease payments	164,269,498
Less: imputed interest	(15,545,957)
Carrying value of operating lease liabilities	$148,723,541

12. Common Stock

On June 7, 2024, we issued 2 million shares to the public at a price of $44.50 per share with proceeds totaling $89.0 million, less (i) $2.225 per share, or $4.5 million, of underwriting discounts and commissions, and (ii) $0.1 million of legal and other offering costs.

On February 2, 2022, our Board of Directors authorized the repurchase of up to $100.0 million of our common shares (the “2022 Common Share Repurchase Authority”). Under this authorization, when in force, purchases were and may be made at our discretion in the form of open market repurchase programs, privately negotiated transactions, accelerated share repurchase programs or a combination of these methods. The actual amount and timing of share repurchases are subject to capital availability, our determination that share repurchases are in the best interest of our shareholders, and market conditions. As of March 31, 2026, our total purchases under the 2022 Common Share Repurchase Authority totaled 355,511 shares for an aggregate consideration of $7.9 million. We are not obligated to make any common share repurchases.

Refer to Note 14 below for shares granted under the equity incentive plan during the years ended March 31, 2026, 2025, and 2024.

13. Dividends

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

On January 30, 2026, we announced that our Board of Directors declared an irregular cash dividend of $0.70 per share of the Company’s common stock totaling $29.9 million. We paid $29.8 million on February 24, 2026, with the remaining $0.1 million deferred until certain shares of restricted stock vest.

These were irregular dividends. All declarations of dividends are subject to the determination and discretion of the Company’s Board of Directors based on its consideration of various factors, including the Company’s results of operations, financial condition, level of indebtedness, anticipated capital requirements, contractual restrictions, restrictions in its debt agreements, restrictions under applicable law, its business prospects and other factors that the Company’s Board of Directors may deem relevant. Refer to Note 25 for an irregular dividend declared in May 2026.

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

On May 15, 2025, we announced that the Compensation Committee (the “Compensation Committee”) of our Board of Directors elected to adopt certain performance measures under the Company’s incentive compensation plan going forward to structure pay practices for its named executive officers to more closely match the Company’s publicly traded peers and adopt best practices by using pre-established performance criteria and potential payouts. More specifically, for in determining awards of restricted shares and restricted stock units granted to executive officers under the Company’s Amended and Restated 2014 Equity Incentive Plan (the “Plan”), the Committee has approved (i) an approach that determines the value of each executive’s grant based on a multiple of his salary and (ii) a formula governing 20% of the total restricted share award or restricted share unit award consisting of two equally weighted metrics: relative total shareholder return (“TSR”) and return on net invested capital (“RONIC”). TSR will be measured by the change in the stock price plus cumulative dividends over time of the Company and a pre-selected peer group and ranked on a percentile basis, and the payout levels will be dependent on the Company’s relative percentile ranking. RONIC will be calculated using the following equation: EBITDA (as defined by the Company in its public filings with the Commission) less reported depreciation and amortization and less interest income, divided by the sum of shareholders’ equity and total funded indebtedness less cash on the balance sheet, with such metric being calculated annually with a three-year rolling average with payout levels dependent on achieved RONIC. TSR and RONIC will be weighted equally at 50% each. The total number of shares that may be awarded to the executive officers pursuant to (ii) above may range between zero and two times that number of shares.

During the year ended March 31, 2026, we granted to certain of our officers and employees an aggregate of 232,278 shares of restricted stock vesting ratably on the grant date and on the first, and second anniversaries of that date, and 63,266 restricted stock units vesting ratably on the grant date and on the first and second anniversaries of the grant date.

During the year ended March 31, 2025, we granted to certain of our officers and employees an aggregate of 231,150 shares of restricted stock vesting ratably on the grant date and on the first, and second anniversaries of that date, 16,000 shares of restricted stock vesting on the grant date and 48,960 restricted stock units vesting ratably on the grant date and on the first and second anniversaries of the grant date.

During the year ended March 31, 2024, we granted to certain of our officers and employees an aggregate of 264,750 shares of restricted stock vesting ratably on the grant date and on the first, second, and third anniversaries of that date, and 45,500 restricted stock units vesting ratably on the grant date and on the first and second anniversaries of the grant date.

During the years ended March 31, 2026, 2025, and 2024, we granted 38,578, 29,741, and 31,400 shares of stock, respectively, to our non-executive directors, which were valued and expensed at their grant date fair market value.

Our stock-based compensation expense was $11.0 million, $10.4 million and $8.3 million for the years ended March 31, 2026, 2025, and 2024, respectively, and is included within general and administrative expenses in our consolidated statements of operations. Unrecognized compensation cost as of March 31, 2026 was $5.3 million and the expense will be recognized over a remaining weighted average life of 1.12 years.

A summary of the activity of our restricted shares as of March 31, 2026 and 2025 and changes during the years ended March 31, 2026 and 2025, are as follows:

		Weighted-Average
		Grant-Date
Incentive Share/Unit Awards	Number of Shares/Units	Fair Value
Unvested as of April 1, 2024	307,873	$23.16
Granted	325,851	35.81
Vested	(360,728)	26.95
Unvested as of March 31, 2025	272,996	$36.06
Granted	334,122	31.16
Vested	(315,897)	33.87
Unvested as of March 31, 2026	291,221	$32.81

The total fair value of restricted shares that vested during the years ended March 31, 2026, 2025, and 2024 was $9.8 million, $13.0 million and $10.5 million, respectively, which is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

15. Revenues

Revenues comprise the following:

	Year ended
	March 31, 2026	March 31, 2025	March 31, 2024
Net pool revenues—related party	$474,888,842	$341,418,480	$532,935,157
Time charter revenues	—	8,252,182	25,895,984
Other revenues, net	6,622,400	3,670,814	1,886,295
Total revenues	$481,511,242	$353,341,476	$560,717,436

Net pool revenues—related party depend upon the net results of the Helios Pool, and the available days and pool points for each vessel. Refer to Notes 2 and 4 above for further information.

Other revenues, net mainly represent income from charterers relating to reimbursement of voyage expenses such as costs for security guards and war risk insurance.

16. Voyage Expenses

Voyage expenses comprise the following:

	Year ended
	March 31, 2026	March 31, 2025	March 31, 2024
Bunkers	$3,605,119	$3,103,534	$1,456,899
War risk insurances	700,340	174,298	345,513
Brokers’ commissions	—	101,442	319,616
Security cost and other voyage expenses	1,162,009	872,761	552,151
Total	$5,467,468	$4,252,035	$2,674,179

17. Vessel Operating Expenses

Vessel operating expenses comprise the following:

	Year ended
	March 31, 2026	March 31, 2025	March 31, 2024
Crew wages and related costs	$44,285,635	$43,625,161	$43,088,059
Spares and stores	14,456,553	19,121,635	17,373,145
Repairs and maintenance costs	6,373,948	7,558,719	6,769,114
Insurance	4,225,935	4,227,370	4,221,672
Lubricants	4,121,907	4,083,224	4,313,513
Miscellaneous expenses	7,573,371	6,791,253	4,696,187
Total	$81,037,349	$85,407,362	$80,461,690

18. Interest and Finance Costs

Interest and finance costs are comprised of the following:

	Year ended
	March 31, 2026	March 31, 2025	March 31, 2024
Interest incurred	$29,232,556	$33,633,357	$38,008,159
Amortization of financing costs	1,144,442	1,219,532	1,243,360
Other financing costs	1,389,494	1,386,640	1,228,909
Capitalized interest	(2,517,350)	(426,606)	—
Total	$29,249,142	$35,812,923	$40,480,428

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

For our fiscal years ended March 31, 2026, 2025 and 2024, we believe that we qualified, and we expect to qualify, for exemption under Section 883 and as a consequence, our gross United States source shipping income will not be subject to a 4% gross basis tax.

20. Commitments and Contingencies

Time Charter-in

During the year ended March 31, 2026 we chartered-in a VLGC for one year that was delivered to us in June 2025. As of March 31, 2026 we had the following time charter-in commitments relating to VLGCs:

March 31, 2026
Less than one year	$6,235,958

Operating Leases

We had the following commitments as a lessee under operating leases relating to our Denmark office:

March 31, 2026
Less than one year	$63,065

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

(a)	Concentration of credit risk: Financial instruments, which may subject us to significant concentrations of credit risk, consist principally of amounts due from our charterers, including the receivables from Helios Pool, and cash and cash equivalents. We limit our credit risk with amounts due from our charterers, including those through the Helios Pool, by performing ongoing credit evaluations of our charterers’ financial condition and generally do not require collateral from our charterers. We limit our credit risk with our cash and cash equivalents and restricted cash by placing it with highly-rated financial institutions.

(b)	Interest rate risk: Two of our long-term bank loans are based on SOFR and hence we are exposed to movements thereto. We entered into interest rate swap agreements in order to hedge a majority of our variable interest rate exposure related to the 2023 A&R Debt Facility. Three of these swaps expired on March 26, 2025.

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

The principal terms of our interest rate swaps are as follows:

	Transaction	Termination	Fixed	Nominal value	Nominal value
Interest rate swap	Date	Date	interest rate	March 31, 2026	March 31, 2025
2023 A&R Debt Facility - ING(1)	January 2023	July 2029	2.8525%	$132,000,000	$148,000,000
(1)	Reduces quarterly with final settlement of $80.0 million in July 2029.

(c)	Fair value measurements: Interest rate swaps are stated at fair value, which is determined using a discounted cash flow approach based on market‑based SOFR swap yield rates. SOFR swap rates are observable at commonly quoted intervals for the full terms of the swaps and, therefore, are considered Level 2 items in accordance with the fair value hierarchy. The fair value of the interest rate swap agreements approximates the amount that we would have to pay or receive for the early termination of the agreements.

Additionally, we have, at times, taken positions in freight forward agreements (“FFAs”) as economic hedges to reduce the risk related to vessels trading in the spot market and to take advantage of fluctuations in market prices. Customary requirements for trading FFAs include the maintenance of initial and variation margins based on expected volatility, open position and mark-to-market of the contracts. FFAs are recorded as assets/liabilities until they are settled. Changes in fair value prior to settlement are recorded in unrealized gain/(loss) on derivatives. Upon settlement, if the contracted charter rate is less than the average of the rates for the specified route and time period, as reported by an identified index, the seller of the FFA is required to pay the buyer the settlement sum, being an amount equal to the difference between the contracted rate and the settlement rate, multiplied by the number of days in the specified period covered by the FFA. Conversely, if the contracted rate is greater than the settlement rate, the buyer is required to pay the seller the settlement sum. Settlement of FFAs are recorded in realized gain/(loss) on derivatives. FFAs are considered Level 2 items in accordance with the fair value hierarchy. We had no outstanding FFAs as of March 31, 2026 and 2025.

The following table summarizes the location on the balance sheet of the financial assets and liabilities that are carried at fair value on a recurring basis, which comprise our financial derivatives all of which are considered Level 2 items in accordance with the fair value hierarchy:

	March 31, 2026		March 31, 2025
	Other non-current assets	Long-term liabilities	Other non-current assets	Long-term liabilities
Derivatives not designated as hedging instruments	Derivative instruments	Derivative instruments	Derivative instruments	Derivative instruments
Interest rate swap agreements	$2,337,425	$—	$3,497,493	$—

The effect of derivative instruments within the consolidated statements of operations for the periods presented is as follows:

		Year ended
Derivatives not designated as hedging instruments	Location of gain/(loss) recognized	March 31, 2026	March 31, 2025	March 31, 2024
Interest rate swaps—change in fair value	Unrealized (loss)/gain on derivatives	(1,160,068)	(5,786,717)	5,665
Forward freight agreements—realized loss	Realized loss on derivatives	—	(512,082)	—
Interest rate swaps—realized gain	Realized gain on derivatives	1,759,508	5,824,074	7,493,246
Gain/(loss) on derivatives, net		$599,440	$(474,725)	$7,498,911

As of March 31, 2026 and March 31, 2025, no fair value measurements for assets or liabilities under Level 1 or Level 3 were recognized in the consolidated balance sheets with the exception of cash and cash equivalents, restricted cash, and securities. We did not have any assets or liabilities measured at fair value on a non-recurring basis during the years ended March 31, 2026 and 2025.

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

The summary of gains and losses on our investment securities included in other gain/(loss), net on our consolidated statements of operations for the periods presented is as follows:

	Year ended
	March 31, 2026	March 31, 2025	March 31, 2024
Unrealized gain/(loss) on investment securities	$1,076,390	$(1,300,287)	$1,483,522
Realized gain on investment securities	—	—	872,557
Net gain/(loss) on investment securities	$1,076,390	$(1,300,287)	$2,356,079

We have long-term bank debt related to the 2023 A&R Debt Facility and Areion Facility for which we believe the carrying values approximate their fair values as the loans bear interest at variable interest rates based on SOFR at March 31, 2026 and 2025, which are observable at commonly quoted intervals for the full terms of the loans, and hence are considered as a Level 2 item in accordance with the fair value hierarchy. We have long-term debt related to the Corsair Japanese Financing, Cresques Japanese Financing, Cratis Japanese Financing, Copernicus Japanese Financing, Chaparral Japanese Financing, Cougar Japanese Financing, Caravelle Japanese Financing, and Captain Markos Dual-Fuel Japanese Financing, (collectively, the “Japanese Financings”) that incur interest at a fixed rate. We have long-term debt related to the BALCAP Facility that incurs interest at a fixed rate. The Japanese Financings and BALCAP Facility are considered Level 2 items in accordance with the fair value hierarchy and the fair value of each is based on a discounted cash flow analysis using current observable interest rates. The following table summarizes the carrying value and estimated fair value of our fixed rate debt obligations as of:

	March 31, 2026		March 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Corsair Japanese Financing	$24,645,833	$24,354,660	$27,895,834	$27,449,194
Cresques Japanese Financing	22,071,744	23,176,904	23,840,367	25,079,649
Cratis Japanese Financing	33,340,000	32,066,599	37,420,000	35,683,595
Copernicus Japanese Financing	33,340,000	32,066,599	37,420,000	35,683,595
Chaparral Japanese Financing	54,594,492	54,386,863	57,316,129	56,960,711
Caravelle Japanese Financing	35,300,000	33,893,259	39,200,000	37,313,039
Cougar Japanese Financing	36,500,000	37,996,095	40,100,000	41,274,707
Captain Markos Dual-Fuel Japanese Financing	48,230,000	51,115,820	50,960,000	54,060,280
BALCAP Facility	49,891,595	49,119,651	58,266,112	56,498,815

22. Retirement Plans

U.S. Defined Contribution Plan

Qualifying full-time employees based in the United States participate in our 401(k) retirement plan and may contribute a portion of their annual compensation to the plan on a tax-advantaged basis, in accordance with applicable tax law limits. On behalf of all participants in the plan, we provide a safe harbor contribution subject to certain limitations. Employee contributions and our safe harbor contributions are vested at all times. We recognized and paid compensation expense associated with the safe harbor contributions totaling $0.1 million for each of the years ended March 31, 2026, 2025, and 2024.

Greece Defined Benefit Plan

Our employees based in Greece participate in a required statutory defined benefit pension plan as required by the provisions of Greek law 2112/20 covering all eligible employees (the “Greek Plan”). We recognized a liability associated with our projected benefit obligation to the Greek Plan of $0.9 million and $0.8 million as of March 31, 2026 and 2025, respectively, representing an increase of the liability of $0.1 million during the year ended March 31, 2026, a decrease in the liability of $0.1 million during the year ended March 31, 2025, and an increase in the liability of $0.1 million during the year ended March 31, 2024, for which we recognized income or expense on our consolidated statement of operations.

Denmark and U.K. Retirement Accounts

We contribute to retirement accounts for certain employees in Denmark and the United Kingdom based on a percentage of their annual salaries. For each of the years ended March 31, 2026, 2025 and 2024, we recognized compensation expense of $0.3 million, $0.2 million and $0.2 million, respectively, related to these contributions.

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

The calculations of basic and diluted EPS for the years presented were as follows:

	Year ended
(In U.S. dollars except share data)	March 31, 2026	March 31, 2025	March 31, 2024
Numerator:
Net income	$193,665,933	$90,170,480	$307,446,913
Denominator:
Basic weighted average number of common shares outstanding	42,518,779	42,134,482	40,275,350
Effect of dilutive restricted stock and restricted stock units	95,026	97,871	175,217
Diluted weighted average number of common shares outstanding	42,613,805	42,232,353	40,450,567
EPS:
Basic	$4.55	$2.14	$7.63
Diluted	$4.54	$2.14	$7.60

There were 1,500 and 4,125 shares of unvested restricted stock excluded from the calculation of diluted EPS because the effect of their inclusion would be anti-dilutive for the years ended March 31, 2025 and 2024 and no shares of unvested restricted stock were excluded from the calculation of diluted EPS because the effect of their inclusion would be anti-dilutive for the year ended March 31, 2026.

24. Selected Quarterly Financial Information (unaudited)

The following tables summarize the quarterly results for the years ended March 31, 2026 and 2025:

	Three months ended
	June 30, 2025	September 30, 2025	December 31, 2025	March 31, 2026
Revenues	$84,211,966	$124,064,281	$119,964,287	$153,270,708
Operating income	15,591,809	59,344,745	51,310,955	83,928,000
Net income	10,082,101	55,382,036	47,188,898	81,012,898
Earnings per common share, basic	0.24	1.30	1.11	1.91
Earnings per common share, diluted	$0.24	$1.30	$1.11	$1.90

	Three months ended
	June 30, 2024	September 30, 2024	December 31, 2024	March 31, 2025

Revenues	$114,353,042	$82,433,480	$80,666,779	$75,888,175
Operating income	55,473,525	19,096,086	23,383,434	14,691,787
Net income	51,288,140	9,428,605	21,361,828	8,091,907
Earnings per common share, basic	1.25	0.22	0.50	0.19
Earnings per common share, diluted	$1.25	$0.22	$0.50	$0.19

25. Subsequent Events

Prepayment of Debt and Sale of VLGC

On April 20, 2026, we prepaid $16.5 million of the 2023 A&R Debt Facility, a proportion related to the 2015-built VLGC Cobra. On May 6, 2026, we completed the sale of this vessel, receiving proceeds net of commissions and fees of $81.9 million.

Dividend

On May 7, 2026, we announced that our Board of Directors has declared an irregular cash dividend of $1.00 per share of the Company’s common stock totaling $42.8 million. The dividend is payable on or about May 28, 2026 to all shareholders of record as of the close of business on May 18, 2026.