Form 10-Q
period 2026-06-30
DORIAN LPG LTD.
filed 2026-08-05
CIK 1596993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 30, 2026, there were 42,782,681 shares of the registrant’s common stock outstanding.

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

These risks include the risks that are identified in the “Risk Factors” section of this quarterly report and of our Annual Report on Form 10-K for the fiscal year ended March 31, 2026, and also include, among others, risks associated with the following:

●	our future operating or financial results;

●	our business strategies, including with respect to acquisitions and chartering, and expected capital spending or operating expenses, as well as any difficulty we may have in managing planned growth properly;

●	the cost and effects of cybersecurity incidents or other failures, interruptions, or security breaches of our systems or those of our customers or third-party providers, including software failures, unforeseeable security breaches, or incidents stemming from the misuse or intentional or unintentional misapplication of artificial intelligence in our business;

●	the strength of world economies;

●	general domestic and international geopolitical conditions, including the conflict between the U.S. and Iran in the Arabian Gulf and hostile activity by the Houthis in the nearby Red Sea, and continued political uncertainty in Venezuela and the corresponding impact on the oil and natural gas markets;

●	recent and potential future trade policy matters, such as increased trade protectionism, the imposition of tariffs and other import restrictions, including those impacting the maritime shipping industry, such as the potential escalation of trade tensions between China and the U.S.;

●	shipping trends, including changes in charter rates applicable to alternative propulsion technologies, exhaust gas cleaning system (commonly referred to as “scrubbers”) equipped and non-scrubber equipped vessels, scrapping rates and vessel and other asset values;

●	changes in trading patterns that impact tonnage requirements, including without limitation, regional conflicts and tariffs that have been or may be imposed by various countries including without limitation, the United States and China, changes resulting from the ongoing conflicts in Ukraine and the Middle East;

●	compliance with laws, treaties, rules, regulations and policies (including amendments or other changes thereto) applicable to the liquefied petroleum gas, or LPG, shipping industry, including, without limitation, legislation adopted by international organizations such as the International Maritime Organization and the European Union or by individual countries, as well as the impact and costs of our compliance with, and the potential of liability under, such laws, treaties, rules, regulations and policies;

●	changes in environmental or safety laws such that our vessels will no longer be afforded certain regulatory accommodations (such as being “grandfathered” into certain new laws and regulations or provided a longer grace period for compliance) if they are built prior to the effective date of such regulations;

●	investors’, banks’, counterparties’ and other stakeholders’ increasing emphasis on environmental and safety concerns and increasing scrutiny and changing expectations with respect to public company Environmental, Social and Governance (“ESG”) policies and costs related to compliance with ESG measures;

●	general economic conditions and specific economic conditions in the oil and natural gas industry and the countries and regions where LPG is produced and consumed, including the impact of central bank policies, intended to combat inflation and rising interest rates, on the demand for LPG;

●	completion of infrastructure projects to support marine transportation of LPG, including export terminals and pipelines;

●	factors affecting supply of and demand for LPG including propane, butane, isobutane, propylene and mixtures of these gases, LPG shipping, and LPG vessels, including, among other things: the production levels, price and worldwide consumption and storage of oil, refined petroleum products and natural gas, including production from United States shale fields; any oversupply of or limited demand for LPG vessels comparable to ours or higher specification vessels; trade conflicts and the imposition of tariffs or otherwise on LPG resulting from domestic and international political and geopolitical conditions or events, including “trade wars”, the ongoing conflict between Russia and Ukraine and developments in the Middle East (including without limitation the U.S. – Iran conflict, including blockades), the construction of pipelines to avoid the Straits of Hormuz; and shifts in consumer demand from LPG towards other energy sources;

●	any decrease in the value of the charter-free market values of our vessels or reduction in our charter hire rates and profitability associated with such vessels as a result of an increase in the supply of or decrease in the demand for LPG, LPG shipping or LPG vessels including an increase in available tonnage due to Very Large Ethane Carriers transporting LPG;

●	business disruptions, including supply chain issues, due to damage to storage or receiving facilities, or natural disasters;

●	greater than anticipated levels of LPG vessel newbuilding orders or lower than anticipated rates of LPG vessel scrapping;

●	the aging of the Company’s fleet which could result in increased operating costs, impairment or loss of hire;

●	our ability to profitably employ our vessels, including vessels participating in the Helios Pool (defined below);

●	unavailability of spot charters and the volatility of prevailing spot market charter rates, which may affect our ability to realize the expected benefits from our time chartered-in vessels, including those in the Helios Pool;

●	failure of our charterers or other counterparties to meet their obligations under our charter agreements;

●	shareholders’ reliance on us to enforce our rights against contract counterparties;

●	competition in the LPG shipping industry, including our ability to compete successfully for future chartering opportunities and newbuilding opportunities (if any);

●	future purchase prices of newbuildings and secondhand vessels and timely deliveries of such vessels (if any) and, relatedly, the risks associated with the purchase of second-hand vessels;

●	the performance of the Helios Pool, including the failure of its significant customers to perform their obligations and the loss or reduction in business from its significant customers (or if the same were to occur with respect to our significant customers);

●	the availability of and our ability to obtain such financing and capital to refinance existing indebtedness and to fund capital expenditures, acquisitions and other general corporate purposes, the terms of such financing or capital and our ability to comply with the restrictions and other covenants set forth in our existing and future debt agreements and financing arrangements (and our ability to repay or refinance our existing debt and settling of interest rate swaps, if any);

●	our costs, including crew wages, insurance, provisions, repairs and maintenance, general and administrative expenses, drydocking, and bunker prices, as applicable;

●	any inability to retain and recruit qualified key executives, key employees, key consultants or skilled workers and, relatedly, our dependence on key personnel and the availability of skilled workers, and the related labor costs, including as a result of the ongoing conflict between Russia and Ukraine;

●	the potential difference in interests between or among certain of our directors, officers, key executives and shareholders;

●	quality and efficiency requirements from customers and applicable laws and regulations and developments regarding the technologies relating to the LPG sector and the effects of and our ability to implement new products and new technology available in our industry, including with respect to propulsion equipment and overall vessel efficiency, including the reduction of traditional emissions;

●	operating hazards in the maritime transportation industry, and catastrophic events, including accidents, political events, public health threats (including the outbreak of communicable diseases), international hostilities and instability, armed conflict, piracy, attacks on vessels or other petroleum-related infrastructures and acts by terrorists, including disruptions to trade through the Red Sea, Suez Canal, Strait of Hormuz or other key shipping routes,which may cause potential disruption of shipping routes;

●	the length and severity of epidemics and other public health concerns, including any impact on the demand for commercial seaborne transportation of LPG, supply chain disruptions and the condition of financial markets and the potential associated impacts to our global operations;

●	business disruptions due to natural disasters or adverse weather outside of our control;

●	the adequacy of our insurance coverage in the event of a catastrophic event;

●	the failure to protect our information systems against security breaches, or the failure or unavailability of these systems for a significant period;

●	the arresting or attachment of one or more of our vessels by maritime claimants;

●	compliance with and changes to governmental, tax, environmental and safety laws and regulations, which may add to our costs or the costs of our customers;

●	fluctuations in currencies, foreign exchange rates, and interest rates including, but not limited to, the Secured Overnight Financing Rate (“SOFR”);

●	compliance with the United States Foreign Corrupt Practices Act of 1977, the United Kingdom Bribery Act 2010, or other applicable regulations relating to bribery;

●	the volatility of the price of shares of our common stock, par value $0.01 per share, (our “common shares”) and future sales of our common shares;

●	if we will or will be able to pay dividends (irregular or otherwise) in the future, and any change or elimination of the Company’s dividend at any time at the discretion of our Board of Directors;

●	our incorporation under the laws of the Republic of the Marshall Islands and the different rights to relief that may be available compared to other countries, including the United States;

●	congestion at or blockages of ports or canals, including drought conditions at the Panama Canal;

●	any developments in the existing Panama Canal transportation structure as a result of either the potential tender to be conducted by the Panama Canal Authority for the development of a new pipeline or the study announced by the Panamanian government and Energy Transfer LP in 2021 to analyze the prospects of building an LPG pipeline, potentially running beside the existing Panama Canal and linking the Atlantic Ocean with the Pacific Ocean;

●	if we are required to pay tax on U.S. source income;

●	if we are treated as a “passive foreign investment company”; and

●	other factors detailed in this report and from time to time in our periodic reports.

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

Dorian LPG Ltd.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dorian LPG Ltd.

Unaudited Condensed Consolidated Balance Sheets

(Expressed in United States Dollars, except for share data)

	As of	As of
	June 30, 2026	March 31, 2026
Assets
Current assets
Cash and cash equivalents	$342,141,482	$327,409,120
Trade receivables, net and accrued revenues	3,552,552	2,037,495
Due from related parties	190,448,957	97,037,584
Inventories	2,581,435	2,441,578
Vessels held for sale	156,449,076	—
Prepaid expenses and other current assets	23,913,034	21,324,303
Total current assets	719,086,536	450,250,080
Fixed assets
Vessels, net	996,811,228	1,215,930,610
Total fixed assets	996,811,228	1,215,930,610
Other non-current assets
Deferred charges, net	18,953,383	24,990,338
Derivative instruments	3,270,389	2,337,425
Due from related parties—non-current	22,000,000	26,400,000
Restricted cash—non-current	79,423	79,835
Operating lease right-of-use assets	138,685,264	148,712,528
Other non-current assets	2,943,144	2,991,901
Total assets	$1,901,829,367	$1,871,692,717
Liabilities and shareholders’ equity
Current liabilities
Trade accounts payable	$8,687,741	$7,990,868
Accrued expenses	5,565,363	11,327,406
Due to related parties	557,995	—
Deferred income	1,862,278	1,981,719
Current portion of long-term operating lease liabilities	44,576,592	46,661,757
Current portion of long-term debt	158,670,500	100,164,502
Dividends payable	933,092	700,366
Total current liabilities	220,853,561	168,826,618
Long-term liabilities
Long-term debt—net of current portion and deferred financing fees	348,873,457	460,230,191
Long-term operating lease liabilities	94,117,477	102,061,784
Other long-term liabilities	1,465,534	1,577,746
Total long-term liabilities	444,456,468	563,869,721
Total liabilities	665,310,029	732,696,339
Commitments and contingencies	—	—
Shareholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued nor outstanding	—	—
Common stock, $0.01 par value, 450,000,000 shares authorized, 54,647,868 and 54,647,868 shares issued, 42,782,681 and 42,782,681 shares outstanding (net of treasury stock), as of June 30, 2026 and March 31, 2026, respectively	546,478	546,478
Additional paid-in-capital	880,570,312	878,549,693
Treasury stock, at cost; 11,865,187 and 11,865,187 shares as of June 30, 2026 and March 31, 2026, respectively	(140,116,177)	(140,116,177)
Retained earnings	495,518,725	400,016,384
Total shareholders’ equity	1,236,519,338	1,138,996,378
Total liabilities and shareholders’ equity	$1,901,829,367	$1,871,692,717

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Dorian LPG Ltd.

Unaudited Condensed Consolidated Statements of Operations

(Expressed in United States Dollars)

	Three months ended
	June 30, 2026	June 30, 2025
Revenues
Net pool revenues—related party	$187,804,115	$83,842,752
Other revenues, net	80,733	369,214
Total revenues	187,884,848	84,211,966
Expenses
Voyage expenses	422,621	1,342,756
Charter hire expenses	22,614,002	10,721,911
Profit sharing expenses	1,676,988	—
Vessel operating expenses	20,143,217	21,911,606
Depreciation and amortization	17,649,067	18,379,147
General and administrative expenses	13,500,048	16,910,101
Total expenses	76,005,943	69,265,521
Gain on disposal of vessel	30,116,869	—
Other income—related parties	669,079	645,364
Operating income	142,664,853	15,591,809
Other income/(expenses)
Interest and finance costs	(8,695,333)	(7,714,797)
Interest income	2,979,719	2,843,446
Unrealized gain/(loss) on derivatives	932,965	(1,183,841)
Realized gain on derivatives	286,510	539,429
Other gain/(loss), net	116,308	6,055
Total other expenses, net	(4,379,831)	(5,509,708)
Net income	$138,285,022	$10,082,101

Weighted average shares outstanding:
Basic	42,549,955	42,427,473
Diluted	42,731,551	42,488,024

Earnings per common share—basic	$3.25	$0.24
Earnings per common share—diluted	$3.24	$0.24

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Dorian LPG Ltd.

Unaudited Condensed Consolidated Statements of Shareholders’ Equity

(Expressed in United States Dollars, except for number of shares)

	Number of			Additional
	common	Common	Treasury	paid-in	Retained
	shares	stock	stock	capital	Earnings	Total
Balance, April 1, 2025	54,324,437	$543,244	$(133,103,957)	$867,524,073	$311,142,825	$1,046,106,185
Net income for the period	—	—	—	—	10,082,101	10,082,101
Dividend ($0.50 per common share)	—	—	—	—	(21,323,860)	(21,323,860)
Stock-based compensation	—	—	—	1,757,879	—	1,757,879
Purchase of treasury stock	—	—	(1,822,780)	—	—	(1,822,780)
Balance, June 30, 2025	54,324,437	$543,244	$(134,926,737)	$869,281,952	$299,901,066	$1,034,799,525

	Number of			Additional
	common	Common	Treasury	paid-in	Retained
	shares	stock	stock	capital	Earnings	Total
Balance, April 1, 2026	54,647,868	$546,478	$(140,116,177)	$878,549,693	$400,016,384	$1,138,996,378
Net income for the period	—	—	—	—	138,285,022	138,285,022
Dividend ($1.00 per common share)	—	—	—	—	(42,782,681)	(42,782,681)
Stock-based compensation	—	—	—	2,020,619	—	2,020,619
Balance, June 30, 2026	54,647,868	$546,478	$(140,116,177)	$880,570,312	$495,518,725	$1,236,519,338

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Dorian LPG Ltd.

Unaudited Condensed Consolidated Statements of Cash Flows

(Expressed in United States Dollars)

	Three months ended
	June 30, 2026	June 30, 2025
Cash flows from operating activities:
Net income	$138,285,022	$10,082,101
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,649,067	18,379,147
Non-cash lease expense	11,853,276	8,490,242
Amortization of financing costs	554,119	295,249
Unrealized (gain)/loss on derivatives	(932,965)	1,183,841
Stock-based compensation expense	2,020,619	1,757,879
Gain on disposal of vessel	(30,116,869)	—
Unrealized foreign currency loss/(gain), net	66,256	(241,006)
Other non-cash items, net	(188,889)	21,610
Changes in operating assets and liabilities
Trade receivables, inventories, prepaid expenses, and other current and non-current assets	(3,022,035)	(1,574,245)
Due from related parties	(90,004,070)	(26,671,741)
Operating lease liabilities—current and long-term	(11,855,467)	(8,491,076)
Trade accounts payable	1,676,839	1,147,369
Accrued expenses and other liabilities	(5,527,600)	356,959
Due to related parties	557,995	238,204
Payments for drydocking costs	(543,447)	(4,160,059)
Net cash provided by operating activities	30,471,851	814,474
Cash flows from investing activities:
Payments for vessel under construction and other capital expenditures for vessels	(181,515)	(3,056,789)
Proceeds from disposal of vessel	80,730,111	—
Net cash provided by/(used in) investing activities	80,548,596	(3,056,789)
Cash flows from financing activities:
Repayment of long-term debt borrowings	(53,404,854)	(13,965,616)
Repurchase of common shares	—	(1,822,780)
Financing costs paid	(276,692)	—
Dividends paid	(42,549,955)	(21,211,264)
Net cash used in financing activities	(96,231,501)	(36,999,660)
Effects of exchange rates on cash and cash equivalents	(56,996)	291,277
Net increase/(decrease) in cash, cash equivalents, and restricted cash	14,731,950	(38,950,698)
Cash, cash equivalents, and restricted cash at the beginning of the period	327,488,955	316,953,612
Cash, cash equivalents, and restricted cash at the end of the period	$342,220,905	$278,002,914

Supplemental disclosure of cash flow information
Cash paid for interest, net of amounts capitalized	$6,664,825	$7,565,280
Cash paid for operating lease liabilities	13,887,460	10,735,854
Right of use assets recognized	1,826,320	—
Unpaid lease liability on initial recognition	1,826,320	—
Capitalized drydocking costs included in liabilities	9,366	5,005,670
Vessel-related capital expenditures included in liabilities	187,303	620,893
Unpaid dividends included in liabilities	933,092	1,027,746
Financing costs included in liabilities	534,600	663,600

Reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the total amount of such items reported in the statements of cash flows:
Cash and cash equivalents	$342,141,482	$277,921,450
Restricted cash—non-current	79,423	81,464
Cash and cash equivalents and restricted cash at end of period shown in the statement of cash flows	$342,220,905	$278,002,914

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Dorian LPG Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

(Expressed in United States Dollars)

1. Basis of Presentation and General Information

Dorian LPG Ltd. (“Dorian”) was incorporated on July 1, 2013 under the laws of the Republic of the Marshall Islands, is headquartered in the United States, and is engaged in the transportation of liquefied petroleum gas (“LPG”) worldwide. Specifically, Dorian and its subsidiaries (together “we”, “us”, “our”, or the “Company”) are focused on owning and operating very large gas carriers (“VLGCs”), each with a cargo carrying capacity of greater than 80,000 cbm, in the LPG shipping industry. As of June 30, 2026, our fleet consists of twenty-seven VLGCs, including one 93,000 cbm dual-fuel ECO-design Very Large Gas Carrier / Ammonia Carrier (“VLGC/AC”); one dual-fuel 84,000 cbm ECO-design VLGC (“Dual-fuel ECO VLGC”); eighteen fuel-efficient 84,000 cbm ECO-design VLGCs (“ECO VLGCs”); one 82,000 cbm modern VLGC; four time chartered-in dual-fuel panamax VLGCs; one time chartered-in ECO Panamax VLGC and one time chartered-in modern VLGC. On June 22, 2026, we entered into a shipbuilding contract for a newbuilding dual-fuel Panamax VLGC with a cargo carrying capacity of 90,000 cbm and expected delivery from HD Hyundai Heavy Industries Co. Ltd. in the third calendar quarter of 2029. Subsequent to June 30, 2026, we completed the sale of the VLGC Corsair and VLGC Constellation (see Note 17 below for further details). We provide in-house commercial management services for all of our vessels, including our vessels deployed in the Helios Pool (defined below), which may also receive commercial management services from MOL Energia (defined below). Excluding our time chartered-in vessels, we provide in-house technical management services for all of our vessels, including our vessels deployed in the Helios Pool.

As of June 30, 2026, sixteen of our ECO-VLGCs, including one of our time chartered-in ECO-VLGCs, and our VLGC/AC are equipped with exhaust gas cleaning systems (commonly referred to as “scrubbers”) to reduce sulfur emissions. Additionally, one of the chartered-in dual-fuel Panamax VLGCs is equipped with a shaft generator, which generates additional electricity that can be used to reduce fuel consumption and carbon emissions.

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

The unaudited interim condensed consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and related U.S. Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In our opinion, all adjustments necessary for a fair presentation of financial position, operating results and cash flows have been included in the unaudited interim condensed consolidated financial statements and related notes. The unaudited interim condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes for the year ended March 31, 2026 included in our Annual Report on Form 10-K filed with the SEC on May 27, 2026.

Our interim results are subject to seasonal and other fluctuations, and the operating results for any quarter are therefore not necessarily indicative of results that may be otherwise expected for the entire year.

Our subsidiaries as of June 30, 2026, which are all wholly-owned and are incorporated in the Republic of the Marshall Islands (unless otherwise noted), are listed below.

Vessel Subsidiaries

	Type of
Subsidiary	vessel	Vessel’s name	Built	CBM(1)
CJNP LPG Transport LLC	VLGC/AC	Captain John NP	2007	82,000
Comet LPG Transport LLC	VLGC	Comet	2014	84,000
Corsair LPG Transport LLC	VLGC	Corsair(2),(3)	2014	84,000
Corvette LPG Transport LLC	VLGC	Corvette	2015	84,000
Dorian Shanghai LPG Transport LLC	VLGC	Cougar(2)	2015	84,000
Concorde LPG Transport LLC	VLGC	Concorde	2015	84,000
Dorian Sao Paulo LPG Transport LLC	VLGC	Continental	2015	84,000
Dorian Ulsan LPG Transport LLC	VLGC	Constitution	2015	84,000
Dorian Amsterdam LPG Transport LLC	VLGC	Commodore	2015	84,000
Dorian Dubai LPG Transport LLC	VLGC	Cresques(2)	2015	84,000
Constellation LPG Transport LLC	VLGC	Constellation(3)	2015	84,000
Dorian Monaco LPG Transport LLC	VLGC	Cheyenne	2015	84,000
Dorian Barcelona LPG Transport LLC	VLGC	Clermont	2015	84,000
Dorian Geneva LPG Transport LLC	VLGC	Cratis(2)	2015	84,000
Dorian Cape Town LPG Transport LLC	VLGC	Chaparral(2)	2015	84,000
Dorian Tokyo LPG Transport LLC	VLGC	Copernicus(2)	2015	84,000
Commander LPG Transport LLC	VLGC	Commander	2015	84,000
Dorian Explorer LPG Transport LLC	VLGC	Challenger	2015	84,000
Dorian Exporter LPG Transport LLC	VLGC	Caravelle(2)	2016	84,000
Dorian Sakura LPG Transport LLC	VLGC	Captain Markos(2)	2023	84,000
Dorian LPG Ammonia Transport LLC	VLGC/AC	Areion	2026	93,000
Capricorn LPG Transport LLC	VLGC	Hull No. 3672(4)	2029	90,000

Management and Other Subsidiaries

Subsidiary
Dorian LPG Management Corp.
Dorian LPG (USA) LLC (incorporated in USA)
Dorian LPG (UK) Ltd. (incorporated in UK)
Dorian LPG Finance LLC
Occident River Trading Limited (incorporated in UK)
Dorian LPG (DK) ApS (incorporated in Denmark)
Dorian LPG Chartering LLC
Dorian LPG FFAS LLC
Dorian LPG US Lease Finance LLC
Dorian LPG Nippon Lease LLC
(1)	CBM: Cubic meters, a standard measure for LPG tanker capacity
(2)	Operated pursuant to a bareboat charter agreement as of June 30, 2026. Refer to Note 8 below for further information.
(3)	Vessel was subsequently sold to a third party in July 2026. Refer to Note 17 below for further information.
(4)	Vessel is expected to be delivered in calendar year 2029.

2. Significant Accounting Policies

The same accounting policies have been followed in these unaudited interim condensed consolidated financial statements as those applied in the preparation of our audited consolidated financial statements for the year ended March 31, 2026 (refer to Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2026) with the exception of the policy for accounting for vessels held for sale, which is included below.

Vessels Held for Sale

We classify a vessel as being held for sale when all of the following criteria are met: (i) management is committed to a plan to sell the vessel; (ii) the vessel is available for immediate sale in its present condition; (iii) an active program to locate a buyer and other actions required to complete the plan to sell the vessel have been initiated; (iv) the sale of the vessel is probable, and transfer of the vessel is expected to qualify for recognition as a completed sale within one year; (v)

the vessel is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Vessels classified as held for sale are measured at the lower of their carrying amount or fair value less the cost to sell. The vessels are no longer depreciated once they meet the criteria to be classified as held for sale.

Recently Issued Accounting Pronouncements Not Yet Adopted:

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements with the objective to address longstanding requests from investors to provide more detailed information about expenses presented on the face of the income statement. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within the fiscal years beginning after December 15, 2027 with early adoption permitted. The amendments are to be applied either prospectively to financial statements issued for the reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. The adoption of this ASU will not have an impact on our financial position and/or results of operations. We are currently evaluating the impact of the standard on our financial statement disclosures.

We have considered all other recent accounting pronouncements issued and believe that none will have a material effect on our financial statements.

3. Segment Reporting

Our Company operates in the international transportation of LPG with its fleet of vessels, each of which has the same type of customer, similar operations and maintenance requirements, operates in the same regulatory environment, and are subject to similar economic characteristics. Based on this, we have determined that our Company operates in one reportable segment.

The Company’s Chief Executive Officer is the chief operating decision maker (“CODM”) and evaluates performance based on net income and operating income.

The following is a summary of information for our single reportable segment:

	Three months ended
(in U.S. dollars)	June 30, 2026	June 30, 2025
Total Revenues	$187,884,848	$84,211,966
Gain on disposal of vessel	30,116,869	—

Less:
Voyage expenses	422,621	1,342,756
Charter hire expenses	22,614,002	10,721,911
Profit sharing expenses	1,676,988	—
Vessel operating expenses	20,143,217	21,911,606
Other segment items (1)	30,480,036	34,643,884
Operating income	142,664,853	15,591,809
Nonoperating loss(2)	(4,379,831)	(5,509,708)
Net income	$138,285,022	$10,082,101

(1)	Other segment items include depreciation and amortization, general and administrative expenses, and other operating income and expenses.

(2)	Nonoperating loss includes interest and finance costs, interest income, gains and losses on derivatives, and other gains and losses.

4.  Transactions with Related Parties

Dorian (Hellas), S.A.

Dorian (Hellas) S.A. (“DHSA”) formerly provided technical, crew, commercial management, insurance and accounting services to our vessels and had agreements to outsource certain of these services to Eagle Ocean Transport Inc., which is 100% owned by Mr. John C. Hadjipateras, our Chairman, President and Chief Executive Officer.

Dorian LPG (USA) LLC and its subsidiaries entered into an agreement with DHSA, retroactive to July 2014 and superseding an agreement between Dorian LPG (UK) Ltd. and DHSA, for the provision by Dorian LPG (USA) LLC and its subsidiaries of certain chartering and marine operation services to DHSA, for which income was earned and included in “Other income-related parties” totaling less than $0.1 million for both the three months ended June 30, 2026 and 2025.

As of June 30, 2026 and March 31, 2026,  there was nothing due from DHSA.

Helios LPG Pool LLC

On April 1, 2015, Dorian and MOL Energia began operations of the Helios Pool, which entered into pool participation agreements for the purpose of establishing and operating, as charterer, under variable rate time charters to be entered into with owners or disponent owners of VLGCs, a commercial pool of VLGCs whereby revenues and expenses are shared. We hold a 50% interest in the Helios Pool as a joint venture with MOL Energia and all significant rights and obligations are shared equally by both parties. All profits of the Helios Pool are distributed to the pool participants based on pool points (see below for description of pool points) assigned to each vessel as variable charter hire and, as a result, there are no profits available to the equity investors as a share of equity. We have determined that the Helios Pool is a variable interest entity as it does not have sufficient equity at risk. We do not consolidate the Helios Pool because we are not the primary beneficiary and do not have a controlling financial interest. In consideration of Accounting Standards Codification (“ASC”) 810-10-50-4e, the significant factors considered and judgments made in determining that the power to direct the activities of the Helios Pool that most significantly impact the entity’s economic performance are shared, as all significant performance activities which relate to approval of pool policies and strategies related to pool customers, the marketing of the pool for the procurement of customers for the pool vessels, the addition of new pool vessels, and the pool cost management, require unanimous board consent from a board consisting of two members from each joint venture investor. Further, in accordance with the guidance in ASC 810-10-25-38D, the Company and MOL Energia are not related parties as defined in ASC 850 nor are they de facto agents pursuant to ASC 810-10, the power over the significant activities of the Helios Pool is shared, and no party is the primary beneficiary in the Helios Pool, or has a controlling financial interest. As of June 30, 2026, the Helios Pool operated thirty-one VLGCs, including twenty-seven vessels from our fleet (including six vessels time chartered-in from unrelated parties), two MOL Energia vessels and two vessels from another participant.

As of June 30, 2026, we had net receivables from the Helios Pool of $211.9 million (net of amounts due to Helios Pool of $0.6 million which are reflected under “Due to related parties”), including $28.6 million of working capital ($22.0 million classified as due from related parties—non-current) contributed for the operation of our vessels in the pool. As of March 31, 2026, we had net receivables from the Helios Pool of $123.4 million, including $28.6 million of working capital contributed for the operation of our vessels in the pool. Our maximum exposure to losses from the pool as of June 30, 2026 is limited to the receivables from the pool. The Helios Pool does not have any third-party debt obligations. The Helios Pool has entered into commercial management agreements with each of Dorian LPG (DK) ApS and MOL Energia and has appointed both as the exclusive commercial managers of pool vessels. Fees for such services earned by Dorian LPG (DK) ApS are included in “Other income-related parties” in the unaudited interim condensed consolidated statements of operations and were $0.6 million for both the three months ended June 30, 2026, and 2025, respectively. Additionally, we receive reimbursement of expenses such as costs for security guards, war risk insurance, and certain other voyage costs for vessels operating in the Helios Pool, for which we earned $0.1 million and $0.4 million for the three months ended June 30, 2026, and 2025, respectively, and are included in “Other revenues, net” in the unaudited interim condensed consolidated statements of operations.

Through our vessel-owning subsidiaries, we have chartered vessels to the Helios Pool during the three months ended June 30, 2026 and 2025. The time charter revenue from the Helios Pool is variable depending upon the net results of the pool, available days and pool points for each vessel. The Helios Pool enters into voyage and time charters with external parties and receives freight and related revenue and, where applicable, incurs voyage costs such as bunkers, port costs and commissions. At the end of each month, the Helios Pool calculates net pool revenues using gross revenues, less voyage expenses of all pool vessels, less fixed time charter hire for any chartered-in vessels, less the general and administrative expenses of the pool as variable rate time charter hire for the relevant vessel to participants based on pool points (vessel attributes such as cargo carrying capacity, scrubber-equipped status, fuel efficiency, fuel-type consumed, and speed are taken into consideration) and the number of days the vessel participated in the pool in the period. In accordance with the pool participation agreements, pool points are finalized in arrears every six months ending September 30 and March 31 and pool profits are reallocated based on the actual recorded speed and consumption performance for each vessel operating in the Helios Pool during the preceding six-month period. Net pool revenues, less any amounts required for working capital of the Helios Pool, are distributed, to the extent such amounts have been collected from third-party customers of the Helios Pool. We recognize net pool revenues on a monthly basis, when each relevant vessel has participated in the pool during the period and the amount of net pool revenues for the month can be estimated reliably. Revenue earned from the Helios Pool is presented in Note 13.

5. Vessels Held for Sale

During the three months ended June 30, 2026, we determined that the sales of our 2014-built VLGC Corsair and two 2015-built VLGCs, Constellation and Clermont, are probable of occurring within twelve months, and accordingly were reclassified to vessels held for sale. No gain or loss has been recorded as of June 30, 2026 and we have suspended the recognition of depreciation on these vessels. The carrying value of the three vessels totaled $156.4 million, which we reclassified to current assets on our unaudited interim condensed consolidated balance sheets as of June 30, 2026.

6. Vessels, Net

		Accumulated
	Cost	depreciation	Net book Value
Balance, April 1, 2026	$1,869,540,238	$(653,609,628)	$1,215,930,610
Other additions	120,617	—	120,617
Transfer to vessels held for sale	(252,387,695)	98,878,005	(153,509,690)
Disposals & other movements	(81,202,110)	31,419,076	(49,783,034)
Depreciation	—	(15,947,275)	(15,947,275)
Balance, June 30, 2026	$1,536,071,050	$(539,259,822)	$996,811,228

Additions to vessels, net, mainly consisted of capital improvements for certain of our VLGCs during the three months ended June 30, 2026. Our vessels, with a total carrying value of $971.0 million and $1,189.3 million as of June 30, 2026 and March 31, 2026, respectively, are first-priority mortgaged as collateral for our long-term debt (refer to Note 8 below). Captain John NP and Corsair were our only VLGCS that are not first-priority mortgaged as collateral for our long-term debt as of June 30, 2026, with Captain John NP the only one as of March 31, 2026. As of June 30, 2026, there were indicators of impairment on one of our vessels. We determined estimated net operating cash flows for this vessel by applying various assumptions regarding future time charter equivalent revenues net of commissions, operating expenses, scheduled drydockings, expected offhire and scrap values and concluded that no impairment charge was necessary because we believe the vessel’s carrying value is recoverable. No impairment charges were recognized for the three months ended June 30, 2026 and 2025.

On May 6, 2026, we completed the sale of the  2015-built VLGC Cobra and recognized a gain of $30.1 million during the three months ended June 30, 2026.

7. Deferred Charges, Net

The analysis and movement of deferred charges is presented in the table below:

Drydocking
costs
Balance, April 1, 2026	$24,990,338
Additions	68,589
Disposals	(1,464,366)
Transfer to vessels held for sale	(2,939,386)
Amortization	(1,701,792)
Balance, June 30, 2026	$18,953,383

8. Long-term Debt

2023 A&R Debt Facility

Refer to Note 10 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2026 for information on the $240.0 million amended and restated debt financing facility that we entered into on December 22, 2023 with Crédit Agricole Corporate and Investment Bank, ING Bank N.V., Skandinaviska Enskilda Banken AB (publ), BNP Paribas, and Danish Ship Finance A/S (the “2023 A&R Debt Facility”). On April 20, 2026, we prepaid $16.5 million of the 2023 A&R Debt Facility, the tranche related to the 2015-built VLGC Cobra.

We were in compliance with all financial covenants as of June 30, 2026.

Areion Facility

Refer to Note 10 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2026 for information on our $62.9 million debt financing facility that we entered into on February 17, 2026 with Citibank N.A., supported by export insurance provided by the Korea Trade Insurance Corporation, and Nordea Bank Abp (the “Areion Facility”).

We were in compliance with all financial covenants as of June 30, 2026.

BALCAP Facility

Refer to Note 10 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2026 for information on our $83.4 million debt financing facility that we entered into on December 29, 2021 with Banc of America Leasing & Capital, LLC and other financial institutions (the “BALCAP Facility”).

We were in compliance with all financial covenants as of June 30, 2026.

Corsair Japanese Financing

Refer to Note 10 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2026 for information on the refinancing of our 2014-built VLGC, Corsair, pursuant to a memorandum of agreement and a bareboat charter agreement (the “Corsair Japanese Financing”). On May 28, 2026, we repaid the Corsair Japanese Financing’s then outstanding principal of $24.2 million.

Cresques Japanese Financing

Refer to Note 10 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2026 for information on the refinancing of our 2015-built VLGC, Cresques, pursuant to a memorandum of agreement and a bareboat charter agreement (the “Cresques Japanese Financing”). On June 30, 2026, we gave a notice of repurchase to the owners of Cresques with an expected closing on or about September 30, 2026. The expected payment will be approximately $21.3 million, representing the principal amount then outstanding.

Cratis Japanese Financing

Refer to Note 10 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2026 for information on the refinancing of our 2015-built VLGC, Cratis, pursuant to a memorandum of agreement and a bareboat charter agreement (the “Cratis Japanese Financing”).

Copernicus Japanese Financing

Refer to Note 10 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2026 for information on the refinancing of our 2015-built VLGC, Copernicus, pursuant to a memorandum of agreement and a bareboat charter agreement (the “Copernicus Japanese Financing”).

Chaparral Japanese Financing

Refer to Note 10 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2026 for information on the refinancing of our 2015-built VLGC, Chaparral, pursuant to a memorandum of agreement and a bareboat charter agreement (the “Chaparral Japanese Financing”).

Caravelle Japanese Financing

Refer to Note 10 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2026 for information on the refinancing of our 2016-built VLGC, Caravelle, pursuant to a memorandum of agreement and a bareboat charter agreement (the “Caravelle Japanese Financing”).

Cougar Japanese Financing

Refer to Note 10 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2026 for information on the refinancing of our 2016-built VLGC, Cougar, pursuant to a memorandum of agreement and a bareboat charter agreement (the “Cougar Japanese Financing”). On June 30, 2026, we gave a notice of repurchase to the owners of Cougar with an expected closing on or about August 31, 2026. The expected payment will be approximately $34.6 million, representing the principal amount then outstanding.

Captain Markos Dual-Fuel Japanese Financing

Refer to Note 10 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2026 for information on the financing of our 2023-built dual-fuel VLGC, Captain Markos, pursuant to a memorandum of agreement and a bareboat charter agreement (the “Captain Markos Dual-Fuel Japanese Financing”).

Debt Obligations

The table below presents our debt obligations:

	June 30, 2026	March 31, 2026
2023 A&R Debt Facility	$144,000,000	$165,000,000

Areion Facility	$62,900,531	62,900,531

BALCAP Facility	$47,748,113	$49,891,595

Japanese Financings
Corsair Japanese Financing	$—	$24,645,833
Cresques Japanese Financing	21,629,588	22,071,744
Cratis Japanese Financing	32,320,000	33,340,000
Copernicus Japanese Financing	32,320,000	33,340,000
Chaparral Japanese Financing	53,891,108	54,594,492
Caravelle Japanese Financing	34,400,000	35,300,000
Cougar Japanese Financing	35,600,000	36,500,000
Captain Markos Dual-Fuel Japanese Financing	47,600,000	48,230,000
Total Japanese Financings	$257,760,696	$288,022,069

Total debt obligations	$512,409,340	$565,814,195
Less: deferred financing fees	4,865,383	5,419,502
Debt obligations—net of deferred financing fees	$507,543,957	$560,394,693

Presented as follows:
Current portion of long-term debt	$158,670,500	$100,164,502
Long-term debt—net of current portion and deferred financing fees	348,873,457	460,230,191
Total	$507,543,957	$560,394,693

Deferred Financing Fees

The analysis and movement of deferred financing fees is presented in the table below:

Financing
costs
Balance, April 1, 2026	$5,419,502
Amortization	(554,119)
Balance, June 30, 2026	$4,865,383

9. Leases

Time charter-in contracts

We did not time charter-in any new vessels during the three months ended June 30, 2026. All of our time chartered-in VLGCs were deployed in the Helios Pool and earned net pool revenues of $38.5 million and $14.8 million for the three months ended June 30, 2026 and 2025, respectively.

Charter hire expenses for the VLGCs time chartered in were as follows:

	Three months ended
	June 30, 2026	June 30, 2025
Charter hire expenses	$22,614,002	$10,721,911

Office leases

We currently have operating leases for our offices in Stamford, Connecticut, USA; Copenhagen, Denmark; and Athens, Greece, which we determined to be operating leases and record the lease expense as part of general and administrative expenses in our unaudited interim condensed consolidated statements of operations. During the three months ended June 30, 2026 we extended the operating lease for our Athens office for an additional three years with an option to extend the lease for a further three years that is considered reasonably certain to be exercised. As a result, a right-of-use asset and lease liability of $1.8 million were recognized on our balance sheets as of June 30, 2026.

Operating lease rent expense related to our office leases was as follows:

	Three months ended
	June 30, 2026	June 30, 2025
Operating lease rent expense	$207,010	$126,942

For our office leases and time charter-in agreements included in the balance sheets, the discount rate used ranged from 5.17% to 6.34%. The weighted average discount rate used to calculate the lease liability was 5.73%. The weighted average remaining lease term of our office leases and time chartered-in vessels as of June 30, 2026 is 41.1 months.

Our operating lease right-of-use asset and lease liabilities as of June 30, 2026 and March 31, 2026 were as follows:

Description	Location on Balance Sheet	June 30, 2026	March 31, 2026
Assets:
Non-current
Office leases	Operating lease right-of-use assets	$2,110,157	$385,102
Time charter-in VLGCs	Operating lease right-of-use assets	$136,575,107	$148,327,426

Liabilities:
Current
Office Leases	Current portion of long-term operating leases	$333,157	$380,572
Time charter-in VLGCs	Current portion of long-term operating leases	$44,243,435	$46,281,185

Long-term
Office Leases	Long-term operating leases	$1,785,805	$15,543
Time charter-in VLGCs	Long-term operating leases	$92,331,672	$102,046,241

Maturities of operating lease liabilities as of June 30, 2026 were as follows:

Less than one year	$51,093,720
One to three years	75,334,338
Three to five years	26,192,639
More than five years	—
Total undiscounted lease payments	152,620,697
Less: imputed interest	(13,926,628)
Carrying value of operating lease liabilities	$138,694,069

10. Common Shares

On February 2, 2022, our Board of Directors authorized the repurchase of up to $100.0 million of our common shares (the “2022 Common Share Repurchase Authority”). Under this authorization, when in force, purchases were and may be made at our discretion in the form of open market repurchase programs, privately negotiated transactions, accelerated share repurchase programs or a combination of these methods. The actual amount and timing of share repurchases are subject to capital availability, our determination that share repurchases are in the best interests of our shareholders, and market conditions. As of June 30, 2026, our total purchases under the 2022 Common Share Repurchase Authority totaled 355,511 shares for an aggregate consideration of $7.9 million. We are not obligated to make any common share repurchases.

We made no purchases of our common shares during the three months ended June 30, 2026.

11. Dividends

On May 7, 2026, we announced that our Board of Directors declared an irregular cash dividend of $1.00 per common share to all shareholders of record as of the close of business on May 18, 2026, totaling $42.8 million. We paid $42.6 million on May 28, 2026, with the remaining $0.2 million deferred until certain shares of restricted stock vest.

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

12. Stock-Based Compensation Plans

Our stock-based compensation expense is included within general and administrative expenses in the unaudited interim condensed consolidated statements of operations and was $2.0 million and $1.8 million for the three months ended June 30, 2026 and 2025, respectively. Unrecognized compensation cost was $3.7 million as of June 30, 2026 and will be recognized over a remaining weighted average life of 1.01 years. For more information on our equity incentive plan, refer to Note 14 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2026.

A summary of the activity of restricted shares and units awarded under our equity incentive plan as of June 30, 2026 and changes during the three months ended June 30, 2026, is as follows:

		Weighted-Average
		Grant-Date
Incentive Share/Unit Awards	Number of Shares/Units	Fair Value
Unvested as of April 1, 2026	291,221	$32.81
Unvested as of June 30, 2026	291,221	$32.81

No restricted shares vested during the three months ended June 30, 2026.

13. Revenues

Revenues comprise the following:

	Three months ended
	June 30, 2026	June 30, 2025
Net pool revenues—related party	$187,804,115	$83,842,752
Other revenues, net	80,733	369,214
Total revenues	$187,884,848	$84,211,966

Net pool revenues—related party depend on the net results of the Helios Pool, and the available days and pool points for each vessel. Refer to Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2026.

Other revenues, net mainly represent claim reimbursements and income from charterers relating to reimbursement of voyage expenses, such as costs for war risk insurance and security guards.

14.  Financial Instruments and Fair Value Disclosures

Our principal financial assets consist of cash and cash equivalents, investment securities, amounts due from related parties, derivative instruments, and trade accounts receivable. Our principal financial liabilities consist of long-term debt, accounts payable, amounts due to related parties, and accrued expenses.

(a)	Concentration of credit risk: Financial instruments, which may subject us to significant concentrations of credit risk, consist principally of amounts due from our charterers, including the receivables from Helios Pool, and cash and cash equivalents. We limit our credit risk with amounts due from our charterers, including those through the Helios Pool, by performing ongoing credit evaluations of our charterers’ financial condition and generally do not require collateral from our charterers. We limit our credit risk with our cash and cash equivalents and restricted cash by placing it with highly-rated financial institutions and directly or indirectly highly liquid, short term highly rated debt obligations.

(b)	Interest rate risk: Two of our long-term bank loans are based on SOFR and hence we are exposed to movements thereto. We entered into interest rate swap agreements in order to hedge a majority of our variable interest rate exposure related to the 2023 A&R Debt Facility, with one such swap currently in effect as of June 30, 2026. The ratio between the debt outstanding under the 2023 A&R Debt Facility and the notional amount of the swap is 89% as of June 30, 2026. This interest rate swap carries a fixed interest rate of 2.8525%. The Areion Facility is currently unhedged. We have no exposure to floating rate movements on any of our other debt financings.

(c)	Fair value measurements: Interest rate swaps are stated at fair value, which is determined using a discounted cash flow approach based on market‑based SOFR swap yield rates. SOFR swap rates are observable at commonly quoted intervals for the full terms of the swaps and, therefore, are considered Level 2 items in accordance with the fair value hierarchy. The fair value of the interest rate swap agreements approximates the amount that we would have to pay or receive for the early termination of the agreements.

The following table summarizes the location on the balance sheet of the financial assets and liabilities that are carried at fair value on a recurring basis, which comprise our financial derivatives, all of which are considered Level 2 items in accordance with the fair value hierarchy as of:

	June 30, 2026		March 31, 2026
	Other non-current assets	Long-term liabilities	Other non-current assets	Long-term liabilities
Derivatives not designated as hedging instruments	Derivative instruments	Derivative instruments	Derivative instruments	Derivative instruments
Interest rate swap agreements	$3,270,389	$—	$2,337,425	$—

The effect of derivative instruments within the unaudited interim condensed consolidated statements of operations for the periods presented is as follows:

		Three months ended
Derivatives not designated as hedging instruments	Location of gain/(loss) recognized	June 30, 2026	June 30, 2025
Interest rate swaps—change in fair value	Unrealized gain/(loss) on derivatives	932,965	(1,183,841)
Interest rate swaps—realized gain	Realized gain on derivatives	286,510	539,429
Gain/(loss) on derivatives, net		$1,219,475	$(644,412)

As of June 30, 2026 and March 31, 2026, no fair value measurements for assets or liabilities under Level 1 or Level 3 were recognized in the consolidated balance sheets with the exception of Level 1 items cash and cash equivalents, restricted cash, and investment securities. We did not have any other assets or liabilities measured at fair value on a non-recurring basis during the three months ended June 30, 2026 and 2025.

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

The summary of gains and losses on our investment securities included in other gain/(loss), net as stated in our unaudited interim condensed consolidated statements of operations for the periods presented is as follows:

	Three months ended
	June 30, 2026	June 30, 2025
Unrealized gain on investment securities	$212,155	$3,034
Net gain on investment securities	$212,155	$3,034

We have long-term bank debt, the 2023 A&R Debt Facility and Areion Facility, for which we believe the carrying values approximate their fair value as the loans bear interest at variable interest rates based on SOFR at June 30, 2026 and 2025, which is observable at commonly quoted intervals for the full terms of the loans, and hence are considered as a Level 2 item in accordance with the fair value hierarchy. We have long-term debt related to Cresques Japanese Financing, Cratis Japanese Financing, Copernicus Japanese Financing, Chaparral Japanese Financing, Cougar Japanese Financing, Caravelle Japanese Financing, and Captain Markos Dual-Fuel Japanese Financing, (collectively, the “Japanese Financings”) that incur interest at a fixed rate. We have long-term debt related to the BALCAP Facility that incurs interest at a fixed rate. The Japanese Financings and BALCAP Facility are considered Level 2 items in accordance with the fair value hierarchy and the fair value of each is based on a discounted cash flow analysis using current observable interest rates. The following table summarizes the carrying value and estimated fair value of our fixed rate debt obligations as of:

	June 30, 2026		March 31, 2026
	Carrying Value	Fair Value	Carrying Value	Fair Value
Corsair Japanese Financing	$—	$—	$24,645,833	$24,354,660
Cresques Japanese Financing	21,629,588	22,347,981	22,071,744	23,176,904
Cratis Japanese Financing	32,320,000	30,746,676	33,340,000	32,066,599
Copernicus Japanese Financing	32,320,000	30,746,676	33,340,000	32,066,599
Chaparral Japanese Financing	53,891,108	53,148,527	54,594,492	54,386,863
Caravelle Japanese Financing	34,400,000	32,605,177	35,300,000	33,893,259
Cougar Japanese Financing	35,600,000	36,504,579	36,500,000	37,996,095
Captain Markos Dual-Fuel Japanese Financing	47,600,000	49,531,888	48,230,000	51,115,820
BALCAP Facility	47,748,113	47,083,765	49,891,595	49,119,651

15. Earnings Per Share (“EPS”)

Basic EPS represent net income attributable to common shareholders divided by the weighted average number of common shares outstanding during the measurement period. Our restricted stock shares include rights to receive dividends that are subject to the risk of forfeiture if service requirements are not satisfied, thus these shares are not considered participating securities and are excluded from the basic weighted-average shares outstanding calculation. Diluted EPS represent net income attributable to common shareholders divided by the weighted average number of common shares outstanding during the measurement period while also giving effect to all potentially dilutive common shares that were outstanding during the period as computed using the treasury stock method.

The calculations of basic and diluted EPS for the periods presented are as follows:

	Three months ended
(In U.S. dollars except share data)	June 30, 2026	June 30, 2025
Numerator:
Net income	$138,285,022	$10,082,101
Denominator:
Basic weighted average number of common shares outstanding	42,549,955	42,427,473
Effect of dilutive restricted stock and restricted stock units	181,596	60,551
Diluted weighted average number of common shares outstanding	42,731,551	42,488,024
EPS:
Basic	$3.25	$0.24
Diluted	$3.24	$0.24

There were no shares of unvested restricted stock excluded from the calculation of diluted EPS for anti-dilution for the three months ended June 30, 2026. There were 186,733 shares of unvested restricted stock excluded from the calculation of diluted EPS because the effect of their inclusion would be anti-dilutive for the three months ended June 30, 2025.

16.  Commitments and Contingencies

Commitments under Newbuilding Contracts

On June 22, 2026, we entered into an agreement for a newbuilding dual-fuel Panamax VLGC with a cargo carrying capacity of 90,000 cbm that is expected to be delivered from HD Hyundai Heavy Industries Co. Ltd. in the third calendar quarter of 2029. As of June 30, 2026, we had the following commitments related to the construction of the newbuilding:

June 30, 2026
Less than one year	$23,060,000
One to three years	$23,060,000
Three to five years	$69,180,000
Total	$115,300,000

Time Charter-in

During the three months ended June 30, 2026, we had the following time charter-in commitments relating to VLGCs:

June 30, 2026
Less than one year	$1,466,601

Operating Leases

We had the following commitments as a lessee under operating leases relating to our Denmark office:

June 30, 2026
Less than one year	$62,647

Other

From time to time, we expect to be subject to legal proceedings and claims in the ordinary course of business, principally personal injury and property casualty claims. Such claims, even if lacking in merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any claim that is reasonably possible and required to be disclosed, or probable and for which a provision should be established in the unaudited interim condensed consolidated financial statements. Also, if applicable, we record undiscounted receivables for probable loss recoveries from insurance or other parties. We are not aware of any material claim that is reasonably possible and should be disclosed in the unaudited interim condensed consolidated financial statements.

17. Subsequent Events

Sale of Vessels and Prepayment of Long-term Debt

In July 2026, we completed the sale of our 2014-built VLGC Corsair and 2015-built VLGC Constellation receiving total vessel sale proceeds, net of commission, of $166.4 million. As of June 30, 2026, the carrying value of the two vessels totaled $102.8 million and the cumulative gain on sale of the vessels is expected to be approximately $63.5 million. Prior to the completion of the sales, we prepaid the $24.2 million outstanding balance of the associated debt of Corsair during the three months ended June 30, 2026, and in July 2026, we prepaid $23.9 million of the BALCAP Facility’s then outstanding principal related to the 2015-built VLGC Constellation.

Dividend

On July 16, 2026, we announced that our Board of Directors declared an irregular cash dividend of $1.00 per common share totaling approximately $42.8 million. The dividend is payable on or about August 12, 2026 to all shareholders of record as of the close of business on July 27, 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under “Item 1A. Risk Factors” herein and in our Annual Report on Form 10-K for the year ended March 31, 2026, our actual results may differ materially from those anticipated in these forward-looking statements. Please also see the section entitled “Forward-Looking Statements” included in this quarterly report.

Overview

We are a Marshall Islands corporation headquartered in the United States and primarily focused on owning and operating VLGCs, each with a cargo-carrying capacity of greater than 80,000 cbm, in the LPG shipping industry. Our founding executives have managed vessels in the LPG shipping market since 2002. Our fleet currently consists of twenty-five VLGC carriers, including one 93,000 cbm dual-fuel ECO-design Very Large Gas Carrier / Ammonia Carrier, one dual-fuel 84,000 cbm ECO-design VLGC; sixteen fuel-efficient 84,000 cbm ECO-design VLGCs; one 82,000 cbm modern VLGC; four time chartered-in dual-fuel panamax VLGCs; one time chartered-in ECO Panamax VLGC, and one time chartered-in modern VLGC. On June 22, 2026, we entered into a shipbuilding contract for a newbuilding dual-fuel Panamax VLGC with a cargo carrying capacity of 90,000 cbm and expected delivery from HD Hyundai Heavy Industries Co. Ltd. in the third calendar quarter of 2029. The twenty-five VLGCs in our fleet, including the six time chartered-in vessels, as of July 30, 2026, have an aggregate carrying capacity of approximately 2.1 million cbm and an average age of 9.4 years.

Currently, fourteen of our ECO VLGCs, including one of our time chartered-in ECO-VLGCs, and our VLGC/AC,  are fitted with exhaust gas cleaning systems (commonly referred to as “scrubbers”) to reduce sulfur emissions. Vessels fitted with scrubbers allow us to reduce our emissions and to burn less refined fuel, which is frequently cheaper than more refined, lower sulfur grades. When the cost of more refined fuel exceeds that of less refined fuel, we are typically able to earn a higher TCE for spot voyages and to potentially contract time charters at higher rates compared to vessels without scrubbers. Additionally, one of the chartered-in dual-fuel Panamax VLGCs is equipped with a shaft generator, which generates additional electricity that can be used to reduce fuel consumption and carbon emissions.

On April 1, 2015, Dorian and MOL Energia began operations of the Helios Pool, which entered into pool participation agreements for the purpose of establishing and operating, as charterer, under a variable rate time charter to be entered into with owners or disponent owners of VLGCs, a commercial pool of VLGCs whereby revenues and expenses are shared. The vessels entered into the Helios Pool may operate either in the spot market, pursuant to contracts of affreightment, or COAs, or on time charters of two years' duration or less. As of July 30, 2026, all twenty-five of our VLGCs were employed in the Helios Pool, including our six time chartered-in VLGCs.

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

Recent Developments

Sale of Vessels and Prepayment of Long-term Debt

In July 2026, we completed the sale of our 2014-built VLGC Corsair and 2015-built VLGC Constellation receiving total vessel sale proceeds, net of commission, of $166.4 million. As of June 30, 2026, the carrying value of the two vessels totaled $102.8 million and the cumulative gain on sale of the vessels is expected to be approximately $63.5 million. Prior to the completion of the sales, we prepaid the $24.2 million outstanding balance of the associated debt of Corsair during the three months ended June 30, 2026, and in July 2026, we prepaid $23.9 million of the BALCAP Facility’s then outstanding principal related to the 2015-built VLGC Constellation.

Dividend

On July 16, 2026, we announced that our Board of Directors declared an irregular cash dividend of $1.00 per common share totaling approximately $42.8 million. The dividend is payable on or about August 12, 2026 to all shareholders of record as of the close of business on July 27, 2026.

Executive Severance and Change in Control and Severance Plan

On July 24, 2026, our Board of Directors, upon the approval and recommendation of the our compensation committee, approved and adopted the Amended and Restated Executive Severance and Change in Control Severance

Plan. For more information, please see the Form 8-K filed on July 30, 2026.

Our Fleet

The following table sets forth certain information regarding our fleet as of July 30, 2026:

					Scrubber		Time
	Capacity			ECO	Equipped		Charter-Out
	(Cbm)	Shipyard	Year Built	Vessel(1)	and/or Dual-Fuel	Employment	Expiration(2)
Dorian VLGCs
Captain John NP(3)	82,000	Hyundai	2007	—	—	Pool(6)	—
Comet(4)	84,000	Hyundai	2014	X	S	Pool-TCO(7)	Q2 2027
Corvette(4)	84,000	Hyundai	2015	X	S	Pool(6)	—
Cougar(5)	84,000	Hyundai	2015	X	—	Pool-TCO(7)	Q2 2029
Concorde	84,000	Hyundai	2015	X	S	Pool(6)	—
Continental	84,000	Hyundai	2015	X	S	Pool-TCO(7)	Q2 2030
Constitution	84,000	Hyundai	2015	X	S	Pool(6)	—
Commodore	84,000	Hyundai	2015	X	—	Pool-TCO(7)	Q2 2027
Cresques(5)	84,000	Hanwha Ocean	2015	X	S	Pool(6)	—
Cheyenne	84,000	Hyundai	2015	X	S	Pool(6)	—
Clermont	84,000	Hyundai	2015	X	S	Pool(6)	—
Cratis(5)	84,000	Hanwha Ocean	2015	X	S	Pool(6)	—
Chaparral(5)	84,000	Hyundai	2015	X	—	Pool-TCO(7)	Q3 2027
Copernicus(5)	84,000	Hanwha Ocean	2015	X	S	Pool(6)	—
Commander(4)	84,000	Hyundai	2015	X	S	Pool-TCO(7)	Q1 2027
Challenger	84,000	Hyundai	2015	X	S	Pool-TCO(7)	Q2 2030
Caravelle(5)	84,000	Hyundai	2016	X	S	Pool(6)	—
Captain Markos(5)	84,000	Kawasaki	2023	X	DF	Pool(6)	—
Areion(3)	93,000	Hanwha Ocean	2026	X	S/DF	Pool(6)	—
Total	1,603,000

Time chartered-in VLGCs
Future Diamond(8)	80,876	Hyundai	2020	X	S	Pool(6)	—
HLS Citrine(9)	86,090	Hyundai	2023	X	DF	Pool(6)	—
HLS Diamond(9)	86,090	Hyundai	2023	X	DF	Pool(6)	—
Cristobal(10)	86,980	Hyundai	2023	X	DF	Pool(6)	—
Crystal Asteria(11)	84,229	Kawasaki	2021	X	DF	Pool(6)	—
BW Tokyo(12)	83,271	Mitsubishi	2009	—	—	Pool(6)	—

(1)	Represents vessels with very low revolutions per minute, long-stroke, electronically controlled engines, larger propellers, advanced hull design, and low friction paint.
(2)	Represents calendar year quarters.
(3)	Vessel is capable of carrying ammonia cargo.
(4)	Vessel is fitted to carry ammonia cargo.
(5)	Operated pursuant to a bareboat chartering agreement. See Note 8 to our unaudited interim condensed consolidated financial statements.
(6)	“Pool” indicates that the vessel operates in the Helios Pool on a voyage charter with a third party and we receive a portion of the pool profits calculated according to a formula based on the vessel’s pro rata performance in the pool.
(7)	“Pool-TCO” indicates that the vessel is operated in the Helios Pool on a time charter out to a third party and we receive a portion of the pool profits calculated according to a formula based on the vessel’s pro rata performance in the pool.
(8)	Vessel has a Panamax beam and is currently time chartered-in to our fleet with an expiration during the first calendar quarter of 2027.
(9)	Vessel has a Panamax beam and is currently time chartered-in to our fleet with an expiration during the first calendar quarter of 2030 and purchase options beginning in year seven.
(10)	Vessel has a Panamax beam and shaft generator and is currently time chartered-in to our fleet with an expiration during the third calendar quarter of 2030 and purchase options beginning in year seven.
(11)	Vessel is currently time chartered-in to our fleet with an expiration during the third calendar quarter of 2026.
(12)	Vessel is currently time chartered-in to our fleet with an expiration during the second calendar quarter of 2028. Vessel operates under a framework agreement in which the vessel’s revenues and charter hire-in expenses are split equally with an unrelated third party.

Results of Operations – For the three months ended June 30, 2026 as compared to the three months ended June 30, 2025

Revenues

The following table compares our revenues for the three months ended June 30:

			Increase /	Percent
	2026	2025	(Decrease)	Change
Net pool revenues—related party	$187,804,115	$83,842,752	$103,961,363	124.0%
Other revenues, net	80,733	369,214	(288,481)	(78.1)%
Total	$187,884,848	$84,211,966	$103,672,882	123.1%

Revenues, which represent net pool revenues—related party and other revenues, net, were $187.9 million for the three months ended June 30, 2026, an increase of $103.7 million, or 123.1%, from $84.2 million for the three months ended June 30, 2025, primarily due to higher average TCE rates and increased available days. TCE rates rose by $36,200 per available day from $39,726 for the three months ended June 30, 2025 to $75,926 for the three months ended June 30, 2026, primarily due to higher spot rates; partially offset by higher bunker prices. The Baltic Exchange Liquid Petroleum Gas Index, an index published daily by the Baltic Exchange for the spot market rate for the benchmark Ras Tanura-Chiba route (expressed as U.S. dollars per metric ton), averaged $199.694 during the three months ended June 30, 2026 compared to an average of $63.500 during the three months ended June 30, 2025. The average price of very low sulfur fuel oil (expressed as U.S. dollars per metric ton) from Singapore and Fujairah increased from $511 during the three months ended June 30, 2025, to $863 during the three months ended June 30, 2026. Additionally, available days for our fleet increased from 2,086 for the three months ended June 30, 2025 to 2,469 for the three months ended June 30, 2026, mainly driven by an increase in the number of vessels in our fleet, and a decrease in the number of vessels drydocked.

Charter Hire Expenses

Charter hire expenses for the vessels chartered in from third parties were $22.6 million for the three months ended June 30, 2026 compared to $10.7 million for the three months ended June 30, 2025. The increase of $11.9 million, or 110.9%, was mainly driven by an increase in time chartered-in days from 370 for the three months ended June 30, 2025 to 546 for the three months ended June 30, 2026. Additionally, there was an increase in the average rate per time chartered-in day.

Vessel Operating Expenses

Vessel operating expenses were $20.1 million during the three months ended June 30, 2026, or $10,356 per vessel per calendar day, which is calculated by dividing vessel operating expenses by calendar days for the relevant time period for the technically-managed vessels that were in our fleet, decreased by $1.8 million, or 8.1% from $21.9 million for the three months ended June 30, 2025. The decrease of $1,110 per vessel per calendar day, from $11,466 for the three months ended June 30, 2025 to $10,356 per vessel per calendar day for the three months ended June 30, 2026 was mainly a result of a decrease of $1,310 per vessel per calendar day of non-capitalizable drydock-related operating expenses. Excluding non-capitalizable drydock-related operating expenses, daily operating expenses increased by $200 from $10,108 for the three months ended June 30, 2025 to $10,308 for the three months ended June 30, 2026, mainly as a result of increases in spares and stores and repairs and maintenance costs.

General and Administrative Expenses

General and administrative expenses were $13.5 million for the three months ended June 30, 2026, a decrease of $3.4 million, or 20.2%, from $16.9 million for the three months ended June 30, 2025. The decrease was primarily driven by a decrease of $4.3 million in cash bonuses as a result in the timing of the recognition of discretionary cash bonuses in the three months ended June 30, 2025 compared to the three months ended June 30, 2026, due to the implementation of the Annual Cash Incentive Plan (the “ACIP”), which is recognized throughout the fiscal year. This was partially offset by increases of $0.4 million in employee related costs and benefits, $0.3 million in stock-based compensation, and $0.2 million in other general and administrative expenses.

Gain on Disposal of Vessel

Gain on disposal of vessel amounted to $30.1 million for the three months ended June 30, 2026 and was attributable to the sale of the 2015-built VLGC Cobra. There was no gain on disposal of vessel for the three months ended June 30, 2025.

Interest and Finance Costs

Interest and finance costs amounted to $8.7 million for the three months ended June 30, 2026, an increase of $1.0 million, or 12.7%, from $7.7 million for the three months ended June 30, 2025. The increase of $1.0 million during this period was mainly due to (i) an increase of $0.7 million in loan expenses, (ii) a decrease of $0.5 million in capitalized interest, and (iii) an increase of $0.3 million in amortization of deferred financing fees, partially offset by (iv) a reduction of $0.5 million in interest on our long-term debt. The decrease in interest on our long-term debt was driven by a reduction in average indebtedness, excluding deferred financing fees, from $553.0 million for the three months ended June 30, 2025 to $537.9 million for the three months ended June 30, 2026.

Unrealized Gain / Loss on Derivatives

Unrealized gain on derivatives amounted to $0.9 million for the three months ended June 30, 2026, compared to a loss of $1.2 million for the three months ended June 30, 2025. The $2.1 million difference is primarily attributable to changes in forward SOFR yield curves and changes in notional amounts.

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

	Three months ended
(in U.S. dollars, except fleet data)	June 30, 2026	June 30, 2025
Financial Data
Adjusted EBITDA(1)	$165,430,566	$38,578,336
Fleet Data
Calendar days(2)	1,945	1,911
Time chartered-in days(3)	546	370
Available days(4)	2,469	2,086
Average Daily Results
Time charter equivalent rate(5)	$75,926	$39,726
Daily vessel operating expenses (6)	$10,356	$11,466

(1)	Adjusted EBITDA is an unaudited non-GAAP financial measure and represents net income/(loss) before interest and finance costs, unrealized (gain)/loss on derivatives, realized (gain)/loss on interest rate swaps, stock-based compensation expense, impairment, and depreciation and amortization and is used as a supplemental measure by management to assess our financial and operating performance. We believe that Adjusted EBITDA assists our management and investors by increasing the comparability of our performance from period to period and management makes business and resource-allocation decisions based on such comparisons. This increased comparability is achieved by excluding the potentially disparate effects between periods of derivatives, interest and finance costs, stock-based compensation expense, impairment, and depreciation and amortization expense, which items are affected by various and possibly changing financing methods, capital structure and historical cost basis and which items may significantly affect net income/(loss) between periods. We believe that including Adjusted EBITDA as a financial and operating measure benefits investors in selecting between investing in us and other investment alternatives.

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

The following table sets forth a reconciliation of net income to Adjusted EBITDA (unaudited) for the periods presented:

	Three months ended
(in U.S. dollars)	June 30, 2026	June 30, 2025
Net income	$138,285,022	$10,082,101
Interest and finance costs	8,695,333	7,714,797
Unrealized (gain) / loss on derivatives	(932,965)	1,183,841
Realized gain on interest rate swaps	(286,510)	(539,429)
Stock-based compensation expense	2,020,619	1,757,879
Depreciation and amortization	17,649,067	18,379,147
Adjusted EBITDA	$165,430,566	$38,578,336

(2)	We define calendar days as the total number of days in a period during which each vessel in our fleet was owned or operated pursuant to a bareboat charter. Calendar days are an indicator of the size of the fleet over a period and affect both the amount of revenues and the amount of vessel operating expenses that are recorded during that period.

(3)	We define time chartered-in days as the aggregate number of days in a period during which we time chartered-in vessels from third parties. Time chartered-in days are an indicator of the size of the fleet over a period and affect both the amount of revenues and the amount of charter hire expenses that are recorded during that period. Time chartered-in days include 100% of time chartered-in days for our chartered-in vessel that is part of a framework agreement in which the vessel’s revenues and charter hire-in expenses are split equally with an unrelated third party.

(4)	We define available days as the sum of calendar days and time chartered-in days (collectively representing our commercially-

managed vessels) less aggregate off hire days associated with both unscheduled and scheduled maintenance, which include major repairs, drydockings, vessel upgrades or special or intermediate surveys. We use available days to measure the aggregate number of days in a period that our vessels should be capable of generating revenues. Available days include 100% of available days for our chartered-in vessel that is part of a framework agreement in which the vessel’s revenues and charter hire-in expenses are split equally with an unrelated third party.

(5)	Time charter equivalent rate, or TCE rate, is a non-U.S. GAAP measure of the average daily revenue performance of a vessel. TCE rate is a shipping industry performance measure used primarily to compare period-to-period changes in a shipping company’s performance despite changes in the mix of charter types (such as time charters, voyage charters) under which the vessels may be employed between the periods and is a factor in management’s business decisions and is useful to investors in understanding our underlying performance and business trends. Our method of calculating TCE rate is to divide total revenues (including net pool revenues-related party which is calculated as Dorian’s portion of the net of a) Helios Pool gross revenues b) less voyage expenses of all the pool vessels and c) less the general and administrative expenses of the pool) less voyage expenses by available days for the relevant time period, which may not be calculated the same by other companies.

The following table sets forth a reconciliation of revenues to TCE rate (unaudited) for the periods presented:

(in U.S. dollars, except available days)	Three months ended
Numerator:	June 30, 2026	June 30, 2025
Revenues	$187,884,848	$84,211,966
Voyage expenses	(422,621)	(1,342,756)
Time charter equivalent	$187,462,227	$82,869,210

Pool adjustment*	(340,566)	895,366
Time charter equivalent excluding pool adjustment*	$187,121,661	$83,764,576

Denominator:
Available days	2,469	2,086
TCE rate:
Time charter equivalent rate	$75,926	$39,726
TCE rate excluding pool adjustment*	$75,788	$40,156

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

Liquidity and Capital Resources

Our business is capital intensive, and our future success depends on our ability to maintain a high-quality fleet. As of June 30, 2026, we had cash and cash equivalents of $342.1 million and non-current restricted cash of $0.1 million.

Our primary source of capital during the three months ended June 30, 2026 were (i) $30.5 million in cash generated from operations and (ii) $80.7 million from proceeds net of commission and fees of the sale of our 2015-built VLGC Cobra. As of June 30, 2026, the outstanding balance of our long-term debt, net of deferred financing fees of $4.9 million, was $507.5 million including $158.7 million of principal on our long-term debt scheduled to be repaid within the next twelve months.

Operating expenses, including expenses to maintain the quality of our vessels in order to comply with international shipping standards and environmental laws and regulations, the funding of working capital requirements, long-term debt repayments, financing costs, commitments, as described in Note 16 to our unaudited interim condensed consolidated financial statements, for the building of VLGCs, and drydocking represent our short-term, medium-term and long-term liquidity needs as of June 30, 2026. We anticipate satisfying our liquidity needs for at least the next twelve months with cash on hand, cash from operations and, if needed, drawdowns on the revolving credit facility available under the 2023 A&R Debt Facility. We may also seek additional liquidity through alternative sources of debt financings and/or through equity financings by way of private or public offerings. However, if these sources are insufficient to satisfy our short-term liquidity needs, or to satisfy our future medium-term or long-term liquidity needs, we may need to seek alternative sources of financing and/or modifications of our existing credit facilities and financing arrangements. There is no assurance that we will be able to obtain any such financing or modifications to our existing credit facility and financing arrangements on terms acceptable to us, or at all.

On February 2, 2022, our Board of Directors authorized the repurchase of up to $100.0 million of our common shares (the “2022 Common Share Repurchase Authority”). Under this authorization, when in force, purchases were and may be made at our discretion in the form of open market repurchase programs, privately negotiated transactions, accelerated share repurchase programs or a combination of these methods. The actual amount and timing of share repurchases are subject to capital availability, our determination that share repurchases are in the best interests of our shareholders, and market conditions. As of June 30, 2026, our total purchases under the 2022 Common Share Repurchase Authority totaled 355,511 shares for an aggregate consideration of $7.9 million.  We are not obligated to make any common share repurchases.

On April 20, 2026, we prepaid $16.5 million of the 2023 A&R Debt Facility, the tranche related to the 2015-built VLGC Cobra. On May 6, 2026, we completed the sale of this vessel, receiving proceeds (including the purchase of bunkers, lubricants, etc.) net of commission and fees of $81.9 million.

On May 7, 2026, we announced that our Board of Directors declared an irregular cash dividend of $1.00 per common share to all shareholders of record as of the close of business on May 18, 2026, totaling $42.8 million. We paid $42.6 million on May 28, 2026, with the remaining $0.2 million deferred until certain shares of restricted stock vest.

On July 16, 2026, we announced that our Board of Directors has declared an irregular cash dividend of $1.00 per common share totaling approximately $42.8 million. The dividend is payable on or about August 12, 2026 to all shareholders of record as of the close of business on July 27, 2026.

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

On July 13, 2026, we prepaid $23.9 million of the BALCAP Facility’s then outstanding principal related to the 2015-built VLGC Constellation.

On July 8, 2026, we completed the sale of our 2014-built VLGC Corsair and received proceeds net of commission of $80.8 million.

On July 27, 2026, we completed the sale of our 2015-built VLGC Constellation and received proceeds net of commission of $85.6 million.

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

Cash Flows

The following table summarizes our cash and cash equivalents provided by/(used in) operating, financing and investing activities for the three months ended June 30:

	June 30, 2026	June 30, 2025
Net cash provided by operating activities	$30,471,851	$814,474
Net cash provided by/(used in) investing activities	80,548,596	(3,056,789)
Net cash used in financing activities	(96,231,501)	(36,999,660)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	$14,731,950	$(38,950,698)

Operating Cash Flows.  Net cash provided by operating activities for the three months ended June 30, 2026 was $30.5 million, compared to $0.8 million for the three months ended June 30, 2025. The increase in cash generated from operations of $29.7 million is primarily related to increased cash flows from operating profits (refer to Results of Operations – For the three months June 30, 2026 as compared to the three months June 30, 2025, for drivers of changes in revenues and expenses for the applicable periods) partially offset by changes in working capital, mainly from amounts due from the Helios Pool as distributions from the Helios Pool are impacted by the timing of the completion of voyages, spot market rates and bunker prices.

Net cash flow from operating activities depends upon our overall profitability, market rates for vessels employed on voyage charters and in the Helios Pool, charter rates agreed to for time charters, the timing and amount of payments for drydocking expenditures and unscheduled repairs and maintenance, fluctuations in working capital balances and bunker costs.

Investing Cash Flows.  Net cash provided by investing activities was $80.5 million for the three months ended June 30, 2026 compared with net cash used in investing activities of $3.1 million for the three months ended June 30, 2025. For the three months ended June 30, 2026, net cash provided by investing activities was comprised of  $80.7 million in proceeds, net of commission, on the sale of our 2015-built VLGC Cobra, partially offset by $0.2 million of payments for vessels under construction (related to Areion delivered in the prior quarter) and other vessel capital expenditures. For the three months ended June 30, 2025, net cash used in investing activities was comprised of $3.1 million of capital expenditure payments for vessels under construction and vessel capital expenditures.

Financing Cash Flows.  Net cash used in financing activities was $96.2 million for the three months ended June 30, 2026, compared with net cash used in financing activities of $37.0 million for the three months ended June 30, 2025. For the three months ended June 30, 2026, net cash used in financing activities consisted of  (i) repayments of long-term debt of $53.4 million (including $40.7 million to prepay debt associated with vessel sales); (ii) dividend payments of $42.5 million; and iii) financing costs paid of $0.3 million.

For the three months ended June 30, 2025, net cash used in financing activities consisted of (i) dividend payments of $21.2 million; (ii) repayments of long-term debt of $14.0 million; and iii) payments to repurchase common shares of $1.8 million.

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

As our vessels age and our fleet expands, our drydocking expenses will increase. We estimate the current cash outlay for a VLGC special survey to be approximately $2.1 million to $2.3 million per vessel (excluding any capital improvements, such as scrubbers, ballast water management systems, energy saving devices, and performance improvement additions to the vessel that may be made during such drydockings) and the cost of an intermediate survey to be between $150,000 and $250,000 per vessel. Ongoing costs for compliance with environmental regulations are primarily included as part of our drydocking and classification society survey costs. In order to comply with current emissions regulations, we have installed scrubbers on fourteen of our vessels and have one chartered-in scrubber-equipped vessel, which allows us to burn heavy fuel oil. Our other non-dual fuel vessels currently consume compliant fuels on board (0.5% sulfur), which are readily available globally, but at a significantly higher cost. We also have one dual-fuel ECO VLGC/AC, one dual-fuel ECO VLGC and four chartered-in dual-fuel vessels that have the capability to burn LPG as fuel, which we believe provides an economic benefit over traditional fuel. Please see “Item 1A. Risk Factors—Risks Relating to Our Company— We may incur increasing costs for the drydocking, maintenance or replacement of our vessels as they age, and, as our vessels age, the risks associated with older vessels could adversely affect our ability to obtain profitable charters” in our Annual Report on Form 10-K for the year ended March 31, 2026.

On June 22, 2026, we entered into an agreement for a newbuilding dual-fuel Panamax VLGC with a cargo carrying capacity of 90,000 cbm and is expected to be delivered from HD Hyundai Heavy Industries Co., Ltd. in the third calendar quarter of 2029. As of June 30, 2026 we had approximately $115.3 million of contractual commitments outstanding related to the newbuilding that we expect to settle during certain milestones through the expected delivery of the vessel.

Debt Obligations

For information relating to our secured term loan facilities and Japanese financing arrangements, refer to Note 10 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2026 and Note 8 to our unaudited interim condensed consolidated financial statements for June 30, 2026 included herein.

Off-Balance Sheet Arrangements

We currently do not have any off‑balance sheet arrangements.

Critical Accounting Estimates

The following is an update to the Critical Accounting Estimates set forth in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended March 31, 2026.

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

As of June 30, 2026, independent appraisals of the commercially and technically managed vessels in our fleet resulted in indications of impairment on one vessel in our fleet and, in accordance with ASC 360 Property, Plant, and Equipment an undiscounted cash flow test was performed on that vessel. We determined estimated net operating cash flows for this vessel by applying various assumptions regarding future time charter equivalent revenues net of commissions, operating expenses, scheduled drydockings, expected offhire and scrap values and concluded that no impairment charge was necessary because we believe the vessel carrying value is recoverable, and, as a result no impairment charges were recognized for each of the three months ended June 30, 2026 and 2025.

In addition, we performed a sensitivity analysis as of June 30, 2026 to determine the effect on recoverability of changes in daily TCE rates. The sensitivity analysis suggests that we would not incur an impairment charge on the vessel with an indicator of impairment if daily TCE rates based on the 10-year historical average spot market rates were reduced by 30%. An impairment charge of approximately $4.0 million on this vessel would be triggered by a reduction of 40% in the 10-year historical average spot market rates.

The amount, if any, and timing of any impairment charges we may recognize in the future will depend upon the then current and expected future charter rates and vessel values, which may differ materially from those used in our estimates as of June 30, 2026.

Recent Accounting Pronouncements

Refer to Note 2 to our unaudited interim condensed consolidated financial statements included herein for a discussion of recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For additional discussion of our exposure to market risk, refer to “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” included in our Annual Report on Form 10-K for the year ended March 31, 2026.

Interest Rate Risk

The LPG shipping industry is capital intensive, requiring significant amounts of investment. Much of this investment is provided in the form of long-term debt. Our 2023 A&R Debt Facility and Areion Facility currently contain interest rates that fluctuate with SOFR. We have one outstanding interest rate swap agreement as of June 30, 2026 to hedge a majority of our exposure to fluctuations of interest rate risk associated with the 2023 A&R Debt Facility. We have hedged $128.0 million of amortizing principal as of June 30, 2026 and thus increasing interest rates could adversely impact our future earnings. For the 12 months following June 30, 2026, a hypothetical increase or decrease of 20 basis points in the underlying SOFR rates would result in an increase or decrease of our interest expense on all of our non-hedged interest-bearing debt by $0.1 million assuming all other variables are held constant.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2026. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those internal control systems determined to be effective can provide only a level of reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common shares. There have been no material changes to the risk factors as set forth in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2026.

ITEM 5. OTHER INFORMATION

(a)	None.
(b)	None.
(c)	During the three months ended June 30, 2026, no director or officer (as defined under Exchange Act Rule 16a-1(f)) of the Company has adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement” (as defined under Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

See accompanying Exhibit Index for a list of exhibits filed or furnished with this report.

EXHIBIT INDEX

Exhibit Number	Description
10.1

Amended and Restated Executive Severance and Change in Control Severance Plan,  incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on  July 30, 2026

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

Dorian LPG Ltd.
(Registrant)

Date: August 4, 2026	/s/ John C. Hadjipateras
John C. Hadjipateras
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2026	/s/ Theodore B. Young
Theodore B. Young
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)