Form 10-Q
period 2026-09-30
DORIAN LPG LTD.
filed 2026-11-05
CIK 1596993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 30, 2026, there were 42,963,277 shares of the registrant’s common stock outstanding.

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

These risks include the risks that are identified in the “Risk Factors” section of this quarterly report and of our Annual Report on Form 10-K for the fiscal year ended March 31, 2026, and also include, among others, risks associated with the following:

●	our future operating or financial results;

●	our business strategies, including with respect to acquisitions and chartering, and expected capital spending or operating expenses, as well as any difficulty we may have in managing planned growth properly;

●	the cost and effects of cybersecurity incidents or other failures, interruptions, or security breaches of our systems or those of our customers or third-party providers, including software failures, unforeseeable security breaches, or incidents stemming from the misuse or intentional or unintentional misapplication of artificial intelligence in our business;

●	the strength of world economies;

●	general domestic and international geopolitical conditions, including the conflict between the U.S. and Iran in the Arabian Gulf and hostile activity by the Houthis in the nearby Red Sea, and continued political uncertainty in Venezuela and the corresponding impact on the oil and natural gas markets;

●	recent and potential future trade policy matters, such as increased trade protectionism, the imposition of tariffs and other import restrictions, including those impacting the maritime shipping industry, such as the potential escalation of trade tensions between China and the U.S.;

●	shipping market conditions, including charter rates, vessel values, scrapping and newbuilding activity, trading patterns, tonnage requirements and disruptions arising from geopolitical events, tariffs or changes in global trade flows;

●	compliance with laws, treaties, rules, regulations and policies (including amendments or other changes thereto) applicable to the liquefied petroleum gas, or LPG, shipping industry, including greenhouse gas emission regulations and other decarbonization measures, as well as the impact and costs of our compliance therewith;

●	changes in environmental or safety laws such that our vessels will no longer be afforded certain regulatory accommodations (such as being “grandfathered” into certain new laws and regulations or provided a longer grace period for compliance) if they are built prior to the effective date of such regulations;

●	investors’, banks’, counterparties’ and other stakeholders’ increasing emphasis on environmental and safety concerns and increasing scrutiny and changing expectations with respect to public company Environmental, Social and Governance (“ESG”) policies and costs related to compliance with ESG measures;

●	general economic conditions and specific economic conditions in the oil and natural gas industry and the countries and regions where LPG is produced and consumed, including the impact of central bank policies, intended to combat inflation and rising interest rates, on the demand for LPG;

●	completion of infrastructure projects to support marine transportation of LPG, including export terminals and pipelines;

●	factors affecting supply of and demand for LPG including propane, butane, isobutane, propylene and mixtures of these gases, LPG shipping, and LPG vessels, including, among other things: the production levels, price and worldwide consumption and storage of oil, refined petroleum products and natural gas, including production from United States shale fields; any oversupply of or limited demand for LPG vessels comparable to ours or higher specification vessels; trade conflicts and the imposition of tariffs or otherwise on LPG resulting from domestic and international political and geopolitical conditions or events, including “trade wars”, the ongoing conflict between Russia and Ukraine and developments in the Middle East (including without limitation the U.S. – Iran conflict, including blockades), the construction of pipelines to avoid the Straits of Hormuz; and shifts in consumer demand from LPG towards other energy sources;

●	any decrease in the value of the charter-free market values of our vessels or reduction in our charter hire rates and profitability associated with such vessels as a result of an increase in the supply of or decrease in the demand for LPG, LPG shipping or LPG vessels including an increase in available tonnage due to Very Large Ethane Carriers transporting LPG;

●	business disruptions, including supply chain issues, due to damage to storage or receiving facilities, or natural disasters;

●	greater than anticipated levels of LPG vessel newbuilding orders or lower than anticipated rates of LPG vessel scrapping;

●	the aging of the Company’s fleet which could result in increased operating costs, impairment or loss of hire;

●	our ability to profitably employ our vessels, including vessels participating in the Helios Pool (defined below) and the collectability of amounts due from the Helios Pool and other counterparties;

●	unavailability of spot charters and the volatility of prevailing spot market charter rates, which may affect our ability to realize the expected benefits from our time chartered-in vessels, including those in the Helios Pool;

●	failure of our charterers or other counterparties to meet their obligations under our charter agreements;

●	shareholders’ reliance on us to enforce our rights against contract counterparties;

●	competition in the LPG shipping industry, including our ability to compete successfully for future chartering opportunities and newbuilding opportunities (if any);

●	future purchase prices of newbuildings and secondhand vessels and timely deliveries of such vessels (if any) and, relatedly, the risks associated with the purchase of second-hand vessels;

●	the ability to finance, construct and timely take delivery of our contracted newbuildings, including risks relating to cost overruns, delays at shipyards, performance by shipyards and suppliers, and changes in financing availability or terms;

●	the performance of the Helios Pool, including the failure of its significant customers to perform their obligations and the loss or reduction in business from its significant customers (or if the same were to occur with respect to our significant customers);

●	the availability of and our ability to obtain such financing and capital to refinance existing indebtedness and to fund capital expenditures, acquisitions and other general corporate purposes, the terms of such financing or capital and our ability to comply with the restrictions and other covenants set forth in our existing and future debt agreements and financing arrangements (and our ability to repay or refinance our existing debt and settling of interest rate swaps, if any);

●	our costs, including crew wages, insurance, provisions, repairs and maintenance, general and administrative expenses, drydocking, and bunker prices, as applicable;

●	any inability to retain and recruit qualified key executives, key employees, key consultants or skilled workers and, relatedly, our dependence on key personnel and the availability of skilled workers, and the related labor costs, including as a result of the ongoing conflict between Russia and Ukraine;

●	the potential difference in interests between or among certain of our directors, officers, key executives and shareholders;

●	quality and efficiency requirements from customers and applicable laws and regulations and developments regarding the technologies relating to the LPG sector and the effects of and our ability to implement new products and new technology available in our industry, including with respect to propulsion equipment and overall vessel efficiency, including the reduction of traditional emissions;

●	operating hazards in the maritime transportation industry, and catastrophic events, including accidents, political events, public health threats (including the outbreak of communicable diseases), international hostilities and instability, armed conflict, piracy, attacks on vessels or other petroleum-related infrastructures and acts by terrorists, including disruptions to trade through the Red Sea, Suez Canal, Strait of Hormuz or other key shipping routes, which may disrupt global trade and shipping routes;

●	the length and severity of public health concerns, including any impact on the demand for commercial seaborne transportation of LPG, supply chain disruptions and the condition of financial markets and the potential associated impacts to our global operations;

●	business disruptions due to natural disasters or adverse weather outside of our control;

●	the adequacy of our insurance coverage in the event of a catastrophic event;

●	the failure to protect our information systems against security breaches, or the failure or unavailability of these systems for a significant period;

●	the arresting or attachment of one or more of our vessels by maritime claimants;

●	compliance with and changes to governmental, tax, environmental and safety laws and regulations, which may add to our costs or the costs of our customers;

●	fluctuations in currencies, foreign exchange rates, and interest rates including, but not limited to, the Secured Overnight Financing Rate (“SOFR”);

●	compliance with the United States Foreign Corrupt Practices Act of 1977, the United Kingdom Bribery Act 2010, or other applicable regulations relating to bribery;

●	the volatility of the price of shares of our common stock, par value $0.01 per share, (our “common shares”) and future sales of our common shares;

●	if we will or will be able to pay dividends (irregular or otherwise) in the future, and any change or elimination of the Company’s dividend at any time at the discretion of our Board of Directors;

●	our incorporation under the laws of the Republic of the Marshall Islands and the different rights to relief that may be available compared to other countries, including the United States;

●	congestion at or blockages of ports or canals, including drought conditions at the Panama Canal;

●	any developments in the existing Panama Canal transportation structure as a result of either the potential tender to be conducted by the Panama Canal Authority for the development of a new pipeline or the study announced by the Panamanian government and Energy Transfer LP in 2021 to analyze the prospects of building an LPG pipeline, potentially running beside the existing Panama Canal and linking the Atlantic Ocean with the Pacific Ocean;

●	if we are required to pay tax on U.S. source income;

●	if we are treated as a “passive foreign investment company”; and

●	other factors detailed in this report and from time to time in our periodic reports.

Actual results could differ materially from expectations expressed in the forward-looking statements if one or more of the underlying assumptions or expectations prove to be inaccurate or are not realized. You should thoroughly read this report with the understanding that our actual future results may be materially different from and worse than what we expect. Other sections of this report include additional factors that could adversely impact our business and financial performance. Moreover, we operate in an evolving environment. New risk factors and uncertainties emerge from time to time and it is not possible for our management to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We qualify all of the forward-looking statements by these cautionary statements.

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

Dorian LPG Ltd.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dorian LPG Ltd.

Unaudited Condensed Consolidated Balance Sheets

(Expressed in United States Dollars, except for share data)

	As of	As of
	September 30, 2026	March 31, 2026
Assets
Current assets
Cash and cash equivalents	$578,774,436	$327,409,120
Trade receivables, net and accrued revenues	3,454,305	2,037,495
Due from related parties	159,462,635	97,037,584
Inventories	2,357,200	2,441,578
Vessels held for sale	78,801,718	—
Prepaid expenses and other current assets	21,957,034	21,324,303
Total current assets	844,807,328	450,250,080
Fixed assets
Vessels, net	957,359,406	1,215,930,610
Vessels under construction	56,921,890	—
Total fixed assets	1,014,281,296	1,215,930,610
Other non-current assets
Deferred charges, net	17,412,349	24,990,338
Derivative instruments	4,991,925	2,337,425
Due from related parties—non-current	22,000,000	26,400,000
Restricted cash—non-current	79,110	79,835
Operating lease right-of-use assets	126,680,242	148,712,528
Other non-current assets	2,943,226	2,991,901
Total assets	$2,033,195,476	$1,871,692,717
Liabilities and shareholders’ equity
Current liabilities
Trade accounts payable	$8,877,457	$7,990,868
Accrued expenses	5,666,027	11,327,406
Due to related parties	232,503	—
Deferred income	1,780,416	1,981,719
Current portion of long-term operating lease liabilities	42,487,447	46,661,757
Current portion of long-term debt	43,731,830	100,164,502
Dividends payable	307,460	700,366
Total current liabilities	103,083,140	168,826,618
Long-term liabilities
Long-term debt—net of current portion and deferred financing fees	433,614,040	460,230,191
Long-term operating lease liabilities	84,198,958	102,061,784
Other long-term liabilities	1,347,634	1,577,746
Total long-term liabilities	519,160,632	563,869,721
Total liabilities	622,243,772	732,696,339
Commitments and contingencies	—	—
Shareholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued nor outstanding	—	—
Common stock, $0.01 par value, 450,000,000 shares authorized, 54,884,998 and 54,647,868 shares issued, 42,963,277 and 42,782,681 shares outstanding (net of treasury stock), as of September 30, 2026 and March 31, 2026, respectively	548,849	546,478
Additional paid-in-capital	886,359,550	878,549,693
Treasury stock, at cost; 11,921,721 and 11,865,187 shares as of September 30, 2026 and March 31, 2026, respectively	(142,549,698)	(140,116,177)
Retained earnings	666,593,003	400,016,384
Total shareholders’ equity	1,410,951,704	1,138,996,378
Total liabilities and shareholders’ equity	$2,033,195,476	$1,871,692,717

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Dorian LPG Ltd.

Unaudited Interim Condensed Consolidated Statements of Operations

(Expressed in United States Dollars)

	Three months ended		Six months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenues
Net pool revenues—related party	$220,812,588	$120,627,086	$408,616,703	$204,469,838
Other revenues, net	535,168	3,437,195	615,901	3,806,409
Total revenues	221,347,756	124,064,281	409,232,604	208,276,247
Expenses
Voyage expenses	986,096	1,033,917	1,408,717	2,376,673
Charter hire expenses	18,244,443	13,714,116	40,858,445	24,436,027
Profit sharing expenses	2,831,122	—	4,508,110	—
Vessel operating expenses	18,280,726	20,682,956	38,423,943	42,594,562
Depreciation and amortization	15,816,144	17,921,869	33,465,211	36,301,016
General and administrative expenses	14,025,416	12,012,042	27,525,464	28,922,143
Total expenses	70,183,947	65,364,900	146,189,890	134,630,421
Gain on disposal of vessels	63,623,051	—	93,739,920	—
Other income—related parties	669,079	645,364	1,338,158	1,290,728
Operating income	215,455,939	59,344,745	358,120,792	74,936,554
Other income/(expenses)
Interest and finance costs	(8,590,975)	(7,599,108)	(17,286,308)	(15,313,905)
Interest income	4,522,593	2,996,777	7,502,312	5,840,223
Unrealized gain/(loss) on derivatives	1,721,535	(381,658)	2,654,500	(1,565,499)
Realized gain on derivatives	293,860	528,095	580,370	1,067,524
Other gain/(loss), net	454,007	493,185	570,315	499,240
Total other expenses, net	(1,598,980)	(3,962,709)	(5,978,811)	(9,472,417)
Net income	$213,856,959	$55,382,036	$352,141,981	$65,464,137

Weighted average shares outstanding:
Basic	42,683,291	42,535,822	42,616,987	42,481,943
Diluted	42,949,327	42,639,337	42,832,888	42,647,689

Earnings per common share—basic	$5.01	$1.30	$8.26	$1.54
Earnings per common share—diluted	$4.98	$1.30	$8.22	$1.53

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Dorian LPG Ltd.

Unaudited Interim Condensed Consolidated Statements of Shareholders’ Equity

(Expressed in United States Dollars, except for shares)

	Number of			Additional
	common	Common	Treasury	paid-in	Retained
	shares	stock	stock	capital	Earnings	Total
Balance, April 1, 2025	54,324,437	$543,244	$(133,103,957)	$867,524,073	$311,142,825	$1,046,106,185
Net income for the period	—	—	—	—	10,082,101	10,082,101
Dividend ($0.50 per common share)	—	—	—	—	(21,323,860)	(21,323,860)
Stock-based compensation	—	—	—	1,757,879	—	1,757,879
Purchase of treasury stock	—	—	(1,822,780)	—	—	(1,822,780)
Balance, June 30, 2025	54,324,437	$543,244	$(134,926,737)	$869,281,952	$299,901,066	$1,034,799,525
Net income for the period	—	—	—	—	55,382,036	55,382,036
Restricted share award issuances	284,853	2,849	—	(2,849)	—	—
Dividend ($0.60 per common share)	—	—	—	—	(25,702,868)	(25,702,868)
Stock-based compensation	—	—	—	4,961,896	—	4,961,896
Purchase of treasury stock	—	—	(2,907,988)	—	—	(2,907,988)
Balance, September 30, 2025	54,609,290	$546,093	$(137,834,725)	$874,240,999	$329,580,234	$1,066,532,601

	Number of			Additional
	common	Common	Treasury	paid-in	Retained
	shares	stock	stock	capital	Earnings	Total
Balance, April 1, 2026	54,647,868	$546,478	$(140,116,177)	$878,549,693	$400,016,384	$1,138,996,378
Net income for the period	—	—	—	—	138,285,022	138,285,022
Dividend ($1.00 per common share)	—	—	—	—	(42,782,681)	(42,782,681)
Stock-based compensation	—	—	—	2,020,619	—	2,020,619
Balance, June 30, 2026	54,647,868	$546,478	$(140,116,177)	$880,570,312	$495,518,725	$1,236,519,338
Net income for the period	—	—	—	—	213,856,959	213,856,959
Restricted share award issuances	237,130	2,371	—	(2,371)	—	—
Dividend ($1.00 per common share)	—	—	—	—	(42,782,681)	(42,782,681)
Stock-based compensation	—	—	—	5,791,609	—	5,791,609
Purchase of treasury stock	—	—	(2,433,521)	—	—	(2,433,521)
Balance, September 30, 2026	54,884,998	$548,849	$(142,549,698)	$886,359,550	$666,593,003	$1,410,951,704

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Dorian LPG Ltd.

Unaudited Interim Condensed Consolidated Statements of Cash Flows

(Expressed in United States Dollars)

	Six months ended
	September 30, 2026	September 30, 2025
Cash flows from operating activities:
Net income	$352,141,981	$65,464,137
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,465,211	36,301,016
Non-cash lease expense	23,849,658	17,152,761
Amortization of financing costs	2,560,974	587,279
Unrealized (gain)/loss on derivatives	(2,654,500)	1,565,499
Stock-based compensation expense	7,812,228	6,719,775
Gain on disposal of vessels	(93,739,920)	—
Unrealized foreign currency loss/(gain), net	53,176	(216,360)
Other non-cash items, net	(586,432)	(553,092)
Changes in operating assets and liabilities
Trade receivables, inventories, prepaid expenses, and other current and non-current assets	(1,291,266)	(5,970,090)
Due from related parties	(58,025,051)	(42,642,173)
Operating lease liabilities—current and long-term	(23,854,491)	(17,108,293)
Trade accounts payable	1,722,273	(3,140,661)
Accrued expenses and other liabilities	(5,775,856)	(1,236,949)
Due to related parties	232,503	1,572,810
Payments for drydocking costs	(552,813)	(11,274,694)
Net cash provided by operating activities	235,357,675	47,220,965
Cash flows from investing activities:
Payments for vessels under construction and other capital expenditures for vessels	(57,256,911)	(16,312,969)
Proceeds from disposal of vessels	247,177,233	—
Net cash provided by/(used in) investing activities	189,920,322	(16,312,969)
Cash flows from financing activities:
Proceeds from long-term debt borrowings	229,294,303	—
Repayment of long-term debt borrowings	(310,328,757)	(27,449,747)
Repurchase of common shares	(2,433,521)	(4,730,768)
Financing costs paid	(4,414,623)	—
Dividends paid	(85,958,268)	(47,555,692)
Net cash used in financing activities	(173,840,866)	(79,736,207)
Effects of exchange rates on cash and cash equivalents	(72,540)	258,784
Net increase/(decrease) in cash, cash equivalents, and restricted cash	251,364,591	(48,569,427)
Cash, cash equivalents, and restricted cash at the beginning of the period	327,488,955	316,953,612
Cash, cash equivalents, and restricted cash at the end of the period	$578,853,546	$268,384,185

Supplemental disclosure of cash flow information
Cash paid for interest, net of amounts capitalized	$13,776,844	$14,521,889
Cash paid for operating lease liabilities	27,775,182	21,469,208
Right of use assets recognized	1,826,320	—
Unpaid lease liability on initial recognition	1,826,320	—
Capitalized drydocking costs included in liabilities	—	2,025,559
Vessel-related capital expenditures included in liabilities	33,797	15,393
Unpaid dividends included in liabilities	307,460	386,186
Financing costs included in liabilities	972,012	663,600

Reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the total amount of such items reported in the statements of cash flows:
Cash and cash equivalents	$578,774,436	$268,302,758
Restricted cash—non-current	79,110	81,427
Cash and cash equivalents and restricted cash at end of period shown in the statement of cash flows	$578,853,546	$268,384,185

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Dorian LPG Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

(Expressed in United States Dollars)

1. Basis of Presentation and General Information

Dorian LPG Ltd. (“Dorian”) was incorporated on July 1, 2013 under the laws of the Republic of the Marshall Islands, is headquartered in the United States, and is engaged in the transportation of liquefied petroleum gas (“LPG”) worldwide. Specifically, Dorian and its subsidiaries (together “we”, “us”, “our”, or the “Company”) are focused on owning and operating very large gas carriers (“VLGCs”), each with a cargo carrying capacity of greater than 80,000 cbm, in the LPG shipping industry. As of September 30, 2026, our fleet consists of twenty-four VLGCs, including one 93,000 cbm dual-fuel ECO-design Very Large Gas Carrier / Ammonia Carrier (“VLGC/AC”); one dual-fuel 84,000 cbm ECO-design VLGC (“Dual-fuel ECO VLGC”); sixteen fuel-efficient 84,000 cbm ECO-design VLGCs (“ECO VLGCs”); one 82,000 cbm modern VLGC; five time chartered-in VLGCs, of which three are dual-fuel Panamax size VLGCs; one time chartered-in ECO Panamax VLGC; and one modern VLGC. On June 22, 2026, we entered into a shipbuilding contract for a newbuilding dual-fuel Panamax VLGC with a cargo carrying capacity of 90,000 cbm, which is expected to be delivered from HD Hyundai Heavy Industries Co. Ltd. in the third calendar quarter of 2029. On August 31, 2026, we entered into three shipbuilding contracts to build three dual-fuel Panamax VLGCs with a cargo carrying capacities of 90,000 cbm each, which are expected to be delivered from Hanwha Ocean Co., LTD. in the second, third and fourth calendar quarters of 2030. Subsequent to September 30, 2026, we completed the sale of the VLGC Captain John NP and VLGC Clermont (see Note 18 below for further details). We provide in-house commercial management services for all of our vessels, including our vessels deployed in the Helios Pool (defined below), which may also receive commercial management services from MOL Energia (defined below). Excluding our time chartered-in vessels, we provide in-house technical management services for all of our vessels, including our vessels deployed in the Helios Pool.

As of September 30, 2026, fourteen of our ECO-VLGCs, including one of our time chartered-in ECO-VLGCs, and our VLGC/AC were equipped with exhaust gas cleaning systems (commonly referred to as “scrubbers”) to reduce sulfur emissions. Additionally, one of the chartered-in dual-fuel Panamax size VLGCs is equipped with a shaft generator, which generates additional electricity that can be used to reduce fuel consumption and carbon emissions.

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

The unaudited interim condensed consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and related Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In our opinion, all adjustments, consisting of normal recurring items, necessary for a fair presentation of financial position, operating results and cash flows, in all material respects, have been included in the unaudited interim condensed consolidated financial statements and related notes. The unaudited interim condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes for the year ended March 31, 2026 included in our Annual Report on Form 10-K filed with the SEC on May 27, 2026.

Our interim results are subject to seasonal and other fluctuations, and the operating results for any quarter are therefore not necessarily indicative of results that may be otherwise expected for the entire year.

Our subsidiaries as of September 30, 2026, which are all wholly-owned and are incorporated in the Republic of the Marshall Islands (unless otherwise noted), are listed below.

Vessel Subsidiaries

	Type of
Subsidiary	vessel	Vessel’s name	Built	CBM(1)
CJNP LPG Transport LLC	VLGC/AC	Captain John NP(2)	2007	82,000
Comet LPG Transport LLC	VLGC	Comet	2014	84,000
Corvette LPG Transport LLC	VLGC	Corvette	2015	84,000
Dorian Shanghai LPG Transport LLC	VLGC	Cougar	2015	84,000
Concorde LPG Transport LLC	VLGC	Concorde	2015	84,000
Dorian Sao Paulo LPG Transport LLC	VLGC	Continental	2015	84,000
Dorian Ulsan LPG Transport LLC	VLGC	Constitution	2015	84,000
Dorian Amsterdam LPG Transport LLC	VLGC	Commodore	2015	84,000
Dorian Dubai LPG Transport LLC	VLGC	Cresques	2015	84,000
Dorian Monaco LPG Transport LLC	VLGC	Cheyenne	2015	84,000
Dorian Barcelona LPG Transport LLC	VLGC	Clermont(2)	2015	84,000
Dorian Geneva LPG Transport LLC	VLGC	Cratis(3)	2015	84,000
Dorian Cape Town LPG Transport LLC	VLGC	Chaparral(3)	2015	84,000
Dorian Tokyo LPG Transport LLC	VLGC	Copernicus(3)	2015	84,000
Commander LPG Transport LLC	VLGC	Commander	2015	84,000
Dorian Explorer LPG Transport LLC	VLGC	Challenger	2015	84,000
Dorian Exporter LPG Transport LLC	VLGC	Caravelle(3)	2016	84,000
Dorian Sakura LPG Transport LLC	VLGC	Captain Markos(3)	2023	84,000
Dorian LPG Ammonia Transport LLC	VLGC/AC	Areion	2026	93,000
Capricorn LPG Transport LLC	VLGC	Hull No. 3672(4)	2029	90,000
Dorian Paros LPG Transport LLC	VLGC	Hull No. 2383(5)	2030	90,000
Dorian Syros LPG Transport LLC	VLGC	Hull No. 2384(5)	2030	90,000
Dorian Sifnos LPG Transport LLC	VLGC	Hull No.2385(5)	2030	90,000

Management and Other Subsidiaries

Subsidiary
Dorian LPG Management Corp.
Dorian LPG (USA) LLC (incorporated in USA)
Dorian LPG (UK) Ltd. (incorporated in UK)
Dorian LPG Finance LLC
Occident River Trading Limited (incorporated in UK)
Dorian LPG (DK) ApS (incorporated in Denmark)
Dorian LPG Chartering LLC
Dorian LPG FFAS LLC
Dorian LPG Nippon Lease LLC
(1)	CBM: Cubic meters, a standard measure for LPG tanker capacity.
(2)	Vessel was subsequently sold to a third party in October 2026. Refer to Note 18 below for further information.
(3)	Operated pursuant to a bareboat charter agreement. Refer to Note 9 below for further information.
(4)	Vessel is expected to be delivered in calendar year 2029.
(5)	Vessel is expected to be delivered in calendar year 2030.

2. Significant Accounting Policies

The same accounting policies have been followed in these unaudited interim condensed consolidated financial statements as those applied in the preparation of our consolidated audited financial statements for the year ended March 31, 2026 (refer to Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2026) with the exception of the policy for accounting for vessels held for sale, which is included below.

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

Recently Issued Accounting Pronouncements Not Yet Adopted:

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements with the objective to address longstanding requests from investors to provide more detailed information about expenses presented on the face of the income statement. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within the fiscal years beginning after December 15, 2027 with early adoption permitted. The amendments are to be applied either prospectively to financial statements issued for the reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. We are currently evaluating the impact of the adoption of ASU 2024-03 on our financial statements and related disclosures.

In May 2026, the FASB issued Accounting Standards Update ASU 2026-02, Environmental Credits and Environmental Credit Obligations, which provides recognition, measurement, presentation and disclosure requirements for entities that generate, purchase or receive environmental credits or have regulatory compliance obligations that may be settled with environmental credits. ASU 2026-02 is effective for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods with early adoption permitted. This guidance is to be applied retrospectively by making a cumulative-effect adjustment to the opening balance of retained earnings. We are currently evaluating the impact of adopting ASU 2026-02 on our financial statements and related disclosures.

We have considered all other recent accounting pronouncements issued and believe that none are expected to have a material effect on our financial statements.

3. Segment Reporting

Our Company operates in the international transportation of liquid petroleum gas with its fleet of vessels, each of which has the same type of customer, similar operations and maintenance requirements, operates in the same regulatory environment, and is subject to similar economic characteristics. Based on this, we have determined that our Company operates in one reportable segment.

The Company’s Chief Executive Officer is the chief operating decision maker and evaluates performance based on net income and operating income.

The following is a summary of information for our single reportable segment:

	Three months ended		Six months ended
(in U.S. dollars)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Total Revenues	$221,347,756	$124,064,281	$409,232,604	$208,276,247
Gain on disposal of vessels	63,623,051	—	93,739,920	—

Less:
Voyage expenses	986,096	1,033,917	1,408,717	2,376,673
Charter hire expenses	18,244,443	13,714,116	40,858,445	24,436,027
Profit sharing expenses	2,831,122	—	4,508,110	—
Vessel operating expenses	18,280,726	20,682,956	38,423,943	42,594,562
Other segment items (1)	29,172,481	29,288,547	59,652,517	63,932,431
Operating income	215,455,939	59,344,745	358,120,792	74,936,554
Nonoperating loss(2)	(1,598,980)	(3,962,709)	(5,978,811)	(9,472,417)
Net income	$213,856,959	$55,382,036	$352,141,981	$65,464,137

(1)	Other segment items include depreciation and amortization, general and administrative expenses, and other operating income.

(2)	Nonoperating loss includes interest and finance costs, interest income, gains and losses on derivatives, and other gains and losses.

4. Transactions with Related Parties

Dorian (Hellas), S.A.

Dorian LPG (USA) LLC and its subsidiaries have an agreement with Dorian (Hellas) S.A. (“DHSA”), for the provision by Dorian LPG (USA) LLC and its subsidiaries of certain chartering and marine operation services to DHSA, which had agreements to outsource certain of these services to Eagle Ocean Transport Inc., which is 100% owned by Mr. John C. Hadjipateras, our Chairman, President and Chief Executive Officer. Income from the agreement with DHSA was earned and included in “Other income-related parties” totaling less than $0.1 million for both the three months ended September 30, 2026 and 2025 and less than $0.1 million for the six months ended September 30, 2026 and 2025.

As of September 30, 2026 and March 31, 2026, there was nothing due from DHSA.

Helios LPG Pool LLC

On April 1, 2015, Dorian and MOL Energia began operations of the Helios Pool, which entered into pool participation agreements for the purpose of establishing and operating, as charterer, under variable rate time charters to be entered into with owners or disponent owners of VLGCs, a commercial pool of VLGCs whereby revenues and expenses are shared. We hold a 50% interest in the Helios Pool as a joint venture with MOL Energia and all significant rights and obligations are equally shared by both parties. All profits of the Helios Pool are distributed to the pool participants based on pool points (see below for description of pool points) assigned to each vessel as variable charter hire and, as a result, there are no profits available to the equity investors as a share of equity. We have determined that the Helios Pool is a variable interest entity as it does not have sufficient equity at risk. We do not consolidate the Helios Pool because we are not the primary beneficiary and do not have a controlling financial interest. In consideration of Accounting Standards Codification (“ASC”) 810-10-50-4e, the significant factors considered and judgments made in determining that the power to direct the activities of the Helios Pool that most significantly impact the entity’s economic performance are shared, in that all significant performance activities which relate to approval of pool policies and strategies related to pool customers and the marketing of the pool for the procurement of customers for the pool vessels, addition of new pool vessels and the pool cost management, require unanimous board consent from a board consisting of two members from each joint venture investor. Further, in accordance with the guidance in ASC 810-10-25-38D, the Company and MOL Energia are not related parties as defined in ASC 850 nor are they de facto agents pursuant to ASC 810-10, the power over the significant activities of the Helios Pool is shared, and no party is the primary beneficiary in the Helios Pool or has a controlling financial interest. As of September 30, 2026, the Helios Pool operated twenty-eight VLGCs, including twenty-four vessels from our fleet (including five vessels time chartered-in from unrelated parties), two MOL Energia vessels, and two vessels from another participant.

As of September 30, 2026, we had net receivables from the Helios Pool of $181.2 million (net of amounts due to Helios Pool of $0.2 million which are reflected under “Due to related Parties”), including $27.5 million of working capital contributed for the operation of our vessels in the pool. As of March 31, 2026, we had net receivables from the Helios Pool ($22.0 million classified as due from related parties non-current) of $123.4 million, including $28.6 million of working capital contributed for the operation of our vessels in the pool. Our maximum exposure to losses from the pool as of September 30, 2026 is limited to the receivables from the pool. The Helios Pool does not have any third-party debt obligations. The Helios Pool has entered into commercial management agreements with each of Dorian LPG (DK) ApS and MOL Energia and has appointed both as the exclusive commercial managers of pool vessels. Fees for such services earned by Dorian LPG (DK) ApS are included in “Other income-related parties” in the unaudited interim condensed consolidated statement of operations and were $0.6 million for both the three months ended September 30, 2026, and 2025, respectively, and $1.2 million for both the six months ended September 30, 2026, and 2025, respectively. Additionally, we receive reimbursement of expenses such as costs for security guards, war risk insurance, and certain other voyage costs for vessels operating in the Helios Pool, for which we earned $0.5 million and $0.2 million for the three months ended September 30, 2026, and 2025, respectively, and $0.6 million and $0.6 million for the six months ended September 30, 2026, and 2025, respectively and are included in “Other revenues, net” in the unaudited interim condensed consolidated statements of operations.

Through our vessel owning subsidiaries, we have chartered vessels to the Helios Pool during the six months ended September 30, 2026 and 2025. The time charter revenue from the Helios Pool is variable depending upon the net results of the pool, available days and pool points for each vessel. The Helios Pool enters into voyage and time charters with external parties and receives freight and related revenue and, where applicable, incurs voyage costs such as bunkers, port costs and commissions. At the end of each month, the Helios Pool calculates net pool revenues using gross revenues, less voyage expenses of all pool vessels, less fixed time charter hire for any chartered-in vessels, less the general and administrative expenses of the pool as variable rate time charter hire for the relevant vessel to participants based on pool points (vessel attributes such as cargo carrying capacity, scrubber-equipped status, fuel efficiency, fuel-type consumed, and speed are taken into consideration) and number of days the vessel participated in the pool in the period. In accordance with the pool participation agreements, pool points are finalized in arrears every six months ending September 30 and March 31 and pool profits are reallocated based on the actual recorded speed and consumption performance for each vessel operating in the Helios Pool during the preceding six-month period. Net pool revenues, less any amounts required for working capital of the Helios Pool, are distributed, to the extent they have been collected from third-party customers of the Helios Pool. We recognize net pool revenues on a monthly basis, when each relevant vessel has participated in the pool during the period and the amount of net pool revenues for the month can be estimated reliably. Revenue earned from the Helios Pool is presented in Note 14.

5. Vessels Held for Sale

As of September 30, 2026, we determined that the sales of our 2007-built VLGC Captain John NP and 2015-built VLGC Clermont are probable to occur within twelve months and, accordingly, were reclassified to vessels held for sale. No loss has been recorded as of September 30, 2026 and we have suspended the recognition of depreciation on these vessels. The carrying value of the vessels totaled $78.8 million, which we reclassified to current assets on our unaudited condensed consolidated balance sheet as of September 30, 2026.

6. Vessels, Net

		Accumulated
	Cost	depreciation	Net book Value
Balance, April 1, 2026	$1,869,540,238	$(653,609,628)	$1,215,930,610
Other additions	120,617	—	120,617
Transfer to vessels held for sale	(150,574,691)	73,110,230	(77,464,461)
Disposals and other movements	(249,239,818)	98,234,844	(151,004,974)
Depreciation	—	(30,222,386)	(30,222,386)
Balance, September 30, 2026	$1,469,846,346	$(512,486,940)	$957,359,406

Additions to vessels, net, mainly consisted of capital improvements for certain of our VLGCs during the six months ended September 30, 2026. Our vessels, with a total carrying value of $957.4 million and $1,189.3 million as of September 30, 2026 and March 31, 2026, respectively, are first-priority mortgaged as collateral for our long-term debt (refer to Note 9 below). Captain John NP and Clermont were our only VLGCs that are not first-priority mortgaged as collateral for our long-term debt as of September 30, 2026 with Captain John NP the only one as of March 31, 2026. As of September 30, 2026, we obtained independent appraisals of the technically managed VLGCs in our fleet and concluded that there were no indicators of impairment in accordance with ASC 360 Property, Plant, and Equipment. No impairment charges were recognized for the six months ended September 30, 2026 and 2025.

During the six months ended September 30, 2026, we recorded an aggregate gain on disposal of $93.7 million from the sales of the 2014-built VLGC Corsair and the 2015-built VLGCs Constellation and Cobra. We made the decision to dispose of these vessels as the agreed selling price was a suitable opportunity for us.

7. Vessels Under Construction

On June 22, 2026, we entered into a shipbuilding contract for a newbuilding dual-fuel Panamax VLGC with a cargo carrying capacity of 90,000 cbm, which is expected to be delivered from HD Hyundai Heavy Industries Co. Ltd. in the third calendar quarter of 2029. On August 31, 2026, we entered into three shipbuilding contracts to build three dual-fuel Panamax VLGCs with a cargo carrying capacity of 90,000 cbm each, which are expected to be delivered from Hanwha Ocean Co., LTD. in the second, third and fourth calendar quarters of 2030.

The analysis and movement of vessels under construction is presented in the table below:

Net book Value
Balance, April 1, 2026	$—
Installment payments	56,873,000
Other capitalized expenditures	48,890
Balance, September 30, 2026	$56,921,890

8. Deferred Charges, Net

The analysis and movement of deferred charges is presented in the table below:

Drydocking
costs
Balance, April 1, 2026	$24,990,338
Additions	68,589
Disposals	(3,066,496)
Transfer to vessels held for sale	(1,337,257)
Amortization	(3,242,825)
Balance, September 30, 2026	$17,412,349

9. Long-term Debt

2026 Debt Facility

On September 2, 2026, we entered into a new seven-year $368.4 million credit facility (the “2026 Debt Facility”) to refinance existing indebtedness under the 2023 A&R Facility, Cougar and Cresques Japanese Financings, and the Commander tranche of the BALCAP Facility. The syndicate is led by coordinating bookrunners Nordea Bank AbP New York Branch, which is also agent, coordinator, and security agent; and Skandinaviska Enskilda Banken AB (Publ) and bookrunners and mandated lead arrangers Crédit Agricole Corporate & Investment Bank, BNP Paribas, Danish Ship Finance A/S, DNB Carnegie, Inc., ING Capital LLC; and Oversea-Chinese Banking Corporation, London Branch.  Crédit Agricole Corporate & Investment Bank will also serve as Sustainability Coordinator, as the facility also has a sustainability linked feature. The 2026 Debt Facility consists of (i) a $213.3 million term loan, (ii) a $155.1 million revolving credit facility, and an uncommitted $200 million accordion facility to support the future growth. The 2026 Debt Facility has an age-adjusted profile of 22 years and matures on June 26, 2033, with drawn amounts thereunder accruing interest at a rate of SOFR plus a margin ranging between 1.35% and 1.45% depending on the achievement of certain sustainability targets.

On September 2, 2026, $193.8 million was drawn on term loan to refinance 10 vessels and $16.0 million was drawn on the revolving credit facility to refinance Clermont prior to her delivery to new owners in October 2026 (refer to Note 18 below). On September 25, 2026, $19.5 million was drawn under the term loan facility to refinance Cresques. As of September 30, 2026, the revolving credit facility has an available undrawn amount of $138.3 million.

As of September 30, 2026, the debt financing was secured by, among other things, eleven of our ECO VLGCs, and we were in compliance with all financial covenants.

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

On April 20, 2026, we prepaid $16.5 million of the 2023 A&R Debt Facility, the tranche related to the 2015-built VLGC Cobra.

On September 2, 2026, we prepaid the outstanding balance of each tranche in full totaling $144.0 million using proceeds from the 2026 Debt Facility.

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

On September 2, 2026, we prepaid $23.2 million of the BALCAP Facility’s then outstanding principal related to the 2015-built VLGC Commander, using proceeds from the 2026 Debt Facility.

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

We were in compliance with all financial covenants as of September 30, 2026.

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

On June 30, 2026, we gave a notice of repurchase to the owners of Cresques and on September 25, 2026, we prepaid $21.3 million of the then outstanding principal, primarily by using proceeds from the 2026 Debt Facility’s term loan.

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

On August 26, 2026, we repaid the Cougar Japanese Financing’s then outstanding principal of $34.7 million.

Captain Markos Dual-Fuel Japanese Financing

Refer to Note 10 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2026 for information on the financing of our 2023-built Dual-fuel VLGC, Captain Markos, pursuant to a memorandum of agreement and a bareboat charter agreement (the “Captain Markos Dual-Fuel Japanese Financing”).

Debt Obligations

The table below presents our debt obligations:

	September 30, 2026	March 31, 2026
2026 Debt Facility	$227,882,731	$—

2023 A&R Debt Facility	$—	$165,000,000

BALCAP Facility	$—	$49,891,595

Areion Facility	$60,648,723	$62,900,531

Japanese Financings
Corsair Japanese Financing	$—	$24,645,833
Cresques Japanese Financing	—	22,071,744
Cratis Japanese Financing	31,300,000	33,340,000
Copernicus Japanese Financing	31,300,000	33,340,000
Chaparral Japanese Financing	53,178,287	54,594,492
Caravelle Japanese Financing	33,500,000	35,300,000
Cougar Japanese Financing	—	36,500,000
Captain Markos Dual-Fuel Japanese Financing	46,970,000	48,230,000
Total Japanese Financings	$196,248,287	$288,022,069

Total debt obligations	$484,779,741	$565,814,195
Less: deferred financing fees	7,433,871	5,419,502
Debt obligations—net of deferred financing fees	$477,345,870	$560,394,693

Presented as follows:
Current portion of long-term debt	$43,731,830	$100,164,502
Long-term debt—net of current portion and deferred financing fees	433,614,040	460,230,191
Total	$477,345,870	$560,394,693

Deferred Financing Fees

The analysis and movement of deferred financing fees is presented in the table below:

Financing
costs
Balance, April 1, 2026	$5,419,502
Additions	4,575,343
Amortization	(2,560,974)
Balance, September 30, 2026	$7,433,871

10. Leases

Time charter-in contracts

We did not time charter-in any new vessels during the six months ended September 30, 2026. In June 2025, we time chartered-in a VLGC that was redelivered to its owners in August 2026.  All of our time chartered-in VLGCs were deployed in the Helios Pool and earned net pool revenues of $49.5 million and $24.7 million for the three months ended September 30, 2026 and 2025, respectively, and $88.1 million and $39.5 million for the six months ended September 30, 2026 and 2025, respectively.

Charter hire expenses for the VLGCs time chartered in were as follows:

	Three months ended		Six months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Charter hire expenses	$18,244,443	$13,714,116	$40,858,445	$24,436,027

Office leases

We currently have operating leases for our offices in Stamford, Connecticut, USA; Copenhagen, Denmark; and Athens, Greece, which we determined to be operating leases and record the lease expense as part of general and administrative expenses in our unaudited interim condensed consolidated statements of operations. During the six months ended September 30, 2026 we extended the operating lease for our Athens office for an additional three years with an option to extend the lease for a further three years that is considered reasonably certain to be exercised. As a result, a right-of-use asset and lease liability of $1.8 million were recognized on our balance sheets as of September 30, 2026.

Operating lease rent expense related to our office leases was as follows:

	Three months ended		Six months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Operating lease rent expense	$184,086	$144,524	$391,531	$271,466

For our office leases and time charter-in agreements, the discount rate used ranged from 5.17% to 6.34%. The weighted average discount rate used to calculate the lease liability was 5.70%. The weighted average remaining lease term of our office leases and time chartered-in vessels as of September 30, 2026 is 38.9 months.

Our operating lease right-of-use asset and lease liabilities as of September 30, 2026 and March 31, 2026 were as follows:

Description	Location on Balance Sheet	September 30, 2026	March 31, 2026
Assets:
Non-current
Office leases	Operating lease right-of-use assets	$2,025,157	$385,102
Time charter-in VLGCs	Operating lease right-of-use assets	$124,655,085	$148,327,426

Liabilities:
Current
Office Leases	Current portion of long-term operating leases	$314,671	$380,572
Time charter-in VLGCs	Current portion of long-term operating leases	$42,172,776	$46,281,185

Long-term
Office Leases	Long-term operating leases	$1,716,649	$15,543
Time charter-in VLGCs	Long-term operating leases	$82,482,309	$102,046,241

Maturities of operating lease liabilities as of September 30, 2026 were as follows:

Less than one year	$48,391,274
One to three years	72,420,538
Three to five years	17,911,183
Total undiscounted lease payments	138,722,995
Less: imputed interest	(12,036,590)
Carrying value of operating lease liabilities	$126,686,405

Framework agreement

In September 2025, we entered into a framework agreement with MOL Energia Pte., our partner in the Helios Pool, to equally share the income or losses on BW Tokyo, one of our time chartered-in vessels. The net result reflected in this line item represents 50% of the vessel’s revenues for the period less 50% of the vessel’s charter hire-in expenses for the period and is reflected as “Profit sharing expenses” in the unaudited interim condensed consolidated statements of operations. The line items net pool revenues–related party and charter-hire expense reflect 100% of the revenues and expenses, respectively, related to this vessel.

11. Common Stock

On February 2, 2022, our Board of Directors authorized the repurchase of up to $100.0 million of our common shares (the “2022 Common Share Repurchase Authority”). Under this authorization, when in force, purchases were and may be made at our discretion in the form of open market repurchase programs, privately negotiated transactions, accelerated share repurchase programs or a combination of these methods. The actual amount and timing of share repurchases are subject to capital availability, our determination that share repurchases are in the best interests of our shareholders, and market conditions. As of September 30, 2026, our total purchases under the 2022 Common Share Repurchase Authority totaled 355,511 shares for an aggregate consideration of $7.9 million. We are not obligated to make any common share repurchases.

We made no open market purchases of our common shares during the six months ended September 30, 2026.

12. Dividends

On May 7, 2026, we announced that our Board of Directors declared an irregular cash dividend of $1.00 per common share to all shareholders of record as of the close of business on May 18, 2026, totaling $42.8 million. We paid $42.6 million on May 28, 2026, with the remaining $0.2 million deferred until certain shares of restricted stock vest.

On July 16, 2026, we announced that our Board of Directors has declared an irregular cash dividend of $1.00 per common share to all shareholders of record as of the close of business on July 27, 2026, totaling $42.8 million. We paid $42.7 million on August 12, 2026, with the remaining $0.1 million deferred until certain shares of restricted stock vest.

On August 5, 2026, we paid $0.7 million of dividends that had been deferred until the vesting of certain restricted stock.

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

13. Stock-Based Compensation Plans

Our stock-based compensation expense is included within general and administrative expenses in the unaudited condensed consolidated statements of operations and was $5.8 million and $5.0 million for the three months ended September 30, 2026 and 2025, respectively, and $7.8 million and $6.7 million for the six months ended September 30, 2026 and 2025, respectively. Unrecognized compensation cost was $8.9 million as of September 30, 2026 and will be recognized over a remaining weighted average life of 1.56 years. For more information on our equity incentive plan, refer to Note 14 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2026.

A summary of the activity of restricted shares and units awarded under our equity incentive plan as of September 30, 2026 and changes during the six months ended September 30, 2026, is as follows:

		Weighted-Average
		Grant-Date
Incentive Share/Unit Awards	Number of Shares/Units	Fair Value
Unvested as of April 1, 2026	291,221	$32.81
Granted	238,324	43.05
Vested	(271,743)	36.55
Unvested as of September 30, 2026	257,802	$38.33

The total fair value of restricted shares that vested during the six months ended September 30, 2026 totaled $11.7 million, calculated as the number of shares vested during the period multiplied by the market price of our common stock on the applicable vesting dates.

14. Revenues

Revenues comprise the following:

	Three months ended		Six months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net pool revenues—related party	$220,812,588	$120,627,086	$408,616,703	$204,469,838
Other revenues, net	535,168	3,437,195	615,901	3,806,409
Total revenues	$221,347,756	$124,064,281	$409,232,604	$208,276,247

Net pool revenues—related party depend upon the net results of the Helios Pool, and the available days and pool points for each vessel, including 100% of net pool revenues—related party for our chartered-in vessel that participates in the framework agreement described in Note 10 above. Refer to Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2026.

Other revenues, net primarily represent claim reimbursements and income from charterers relating to reimbursement of voyage expenses, such as costs for war risk insurance and security guards.

15. Financial Instruments and Fair Value Disclosures

Our principal financial assets consist of cash and cash equivalents, investment securities, amounts due from related parties, derivative instruments, trade accounts receivable, prepaid expenses and other current assets. Our principal financial liabilities consist of long-term debt, accounts payable, amounts due to related parties, and accrued liabilities.

(a)	Concentration of credit risk: Financial instruments, which may subject us to significant concentrations of credit risk, consist principally of amounts due from our charterers, including the receivables from Helios Pool, and cash and cash equivalents. We limit our credit risk with amounts due from our charterers, including those through the Helios Pool, by performing ongoing credit evaluations of our charterers’ financial condition and generally do not require collateral from our charterers. We limit our credit risk with our cash and cash equivalents and restricted cash by placing it with highly-rated financial institutions and directly or indirectly highly liquid, short term highly rated debt obligations.

(b)	Interest rate risk: Two of our long-term bank loans are based on SOFR and hence we are exposed to movements thereto. We had entered into various interest rate swap agreements, with one such swap currently in effect as of September 30, 2026, in order to hedge a portion of our variable interest rate exposure related to the Term Loan under the 2026 Debt Facility. This interest rate swap carries a fixed interest rate of 2.8525%.

The Areion Facility and the revolver under the 2026 Debt Facility are both unhedged. We have no exposure to floating rate movements on any of our other debt financings.

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

The following table summarizes the location on the balance sheet of the financial assets and liabilities that are carried at fair value on a recurring basis, which comprise our financial derivatives, all of which are considered Level 2 items in accordance with the fair value hierarchy as of:

	September 30, 2026		March 31, 2026
	Other non-current assets	Long-term liabilities	Other non-current assets	Long-term liabilities
Derivatives not designated as hedging instruments	Derivative instruments	Derivative instruments	Derivative instruments	Derivative instruments
Interest rate swap agreements	$4,991,925	$—	$2,337,425	$—

The effect of derivative instruments within the unaudited interim condensed consolidated statements of operations for the periods presented is as follows:

		Three months ended
Derivatives not designated as hedging instruments	Location of gain/(loss) recognized	September 30, 2026	September 30, 2025
Interest rate swaps—change in fair value	Unrealized gain/(loss) on derivatives	1,721,535	(381,658)
Interest rate swaps—realized gain	Realized gain on derivatives	293,860	528,095
Gain/(loss) on derivatives, net		$2,015,395	$146,437

		Six months ended
Derivatives not designated as hedging instruments	Location of gain/(loss) recognized	September 30, 2026	September 30, 2025
Interest rate swaps—change in fair value	Unrealized gain/(loss) on derivatives	$2,654,500	$(1,565,499)
Interest rate swaps—realized gain	Realized gain on derivatives	580,370	1,067,524
Gain/(loss) on derivatives, net		$3,234,870	$(497,975)

As of September 30, 2026 and March 31, 2026, no fair value measurements for assets or liabilities under Level 1 or Level 3 were recognized in the consolidated balance sheets with the exception of Level 1 items cash and cash equivalents, restricted cash, and investment securities. We did not have any other assets or liabilities measured at fair value on a non-recurring basis during the three and six months ended September 30, 2026 and 2025.

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

The summary of gains and losses on our investment securities included in other gain/(loss), net as stated in our unaudited interim condensed consolidated statements of operations for the periods presented is as follows:

	Three months ended
	September 30, 2026	September 30, 2025
Unrealized gain on investment securities	$420,702	$552,725

	Six months ended
	September 30, 2026	September 30, 2025
Unrealized gain on investment securities	$632,857	$555,759

We have long-term bank debt, the 2026 Debt Facility and Areion Facility, for which we believe the carrying value approximates fair value as the loans bear interest at variable interest rates based on SOFR, which is observable at commonly quoted intervals for the full terms of the loans, and hence are considered as a Level 2 item in accordance with the fair value hierarchy. We have long-term debt related to the Cratis Japanese Financing, Copernicus Japanese Financing, Chaparral Japanese Financing, Caravelle Japanese Financing, and Captain Markos Dual-Fuel Japanese Financing, (collectively, the “Japanese Financings”) that incur interest at a fixed rate. The Japanese Financings are considered Level 2 items in accordance with the fair value hierarchy and the fair value of each is based on a discounted cash flow analysis using current observable interest rates.

The following table summarizes the carrying value and estimated fair value of our fixed rate debt obligations as of:

	September 30, 2026		March 31, 2026
	Carrying Value	Fair Value	Carrying Value	Fair Value
Corsair Japanese Financing	$—	$—	$24,645,833	$24,354,660
Cresques Japanese Financing	—	—	22,071,744	23,176,904
Cratis Japanese Financing	31,300,000	29,531,860	33,340,000	32,066,599
Copernicus Japanese Financing	31,300,000	29,531,860	33,340,000	32,066,599
Chaparral Japanese Financing	53,178,287	52,171,479	54,594,492	54,386,863
Caravelle Japanese Financing	33,500,000	31,398,131	35,300,000	33,893,259
Cougar Japanese Financing	—	—	36,500,000	37,996,095
Captain Markos Dual-Fuel Japanese Financing	46,970,000	47,802,163	48,230,000	51,115,820
BALCAP Facility	—	—	49,891,595	49,119,651

16. Earnings Per Share (“EPS”)

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

The calculations of basic and diluted EPS for the periods presented are as follows:

	Three months ended		Six months ended
(In U.S. dollars except share data)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Numerator:
Net income	$213,856,959	$55,382,036	$352,141,981	$65,464,137
Denominator:
Basic weighted average number of common shares outstanding	42,683,291	42,535,822	42,616,987	42,481,943
Effect of dilutive restricted stock and restricted stock units	266,036	103,515	215,901	165,746
Diluted weighted average number of common shares outstanding	42,949,327	42,639,337	42,832,888	42,647,689
EPS:
Basic	$5.01	$1.30	$8.26	$1.54
Diluted	$4.98	$1.30	$8.22	$1.53

There were no shares of unvested restricted stock excluded from the calculation of diluted EPS for the three and  six months ended September 30, 2026 and 2025 because the effect of their inclusion would be anti-dilutive.

17.  Commitments and Contingencies

Commitments under Newbuilding Contracts

On June 22, 2026, we entered into a shipbuilding contract for a newbuilding dual-fuel Panamax VLGC with a cargo carrying capacity of 90,000 cbm, which is expected to be delivered from HD Hyundai Heavy Industries Co. Ltd. in the third calendar quarter of 2029.

On August 31, 2026, we entered into three shipbuilding contracts to build three dual-fuel Panamax VLGCs with a cargo carrying capacity of 90,000 cbm each, which are expected to be delivered from Hanwha Ocean Co., LTD. in the second, third and fourth calendar quarters of 2030.

As of September 30, 2026, we had the following commitments related to the construction of the newbuildings:

September 30, 2026
Less than one year	$33,813,000
One to three years	$148,595,000
Three to five years	$214,149,000
Total	$396,557,000

Operating Leases

As of September 30, 2026, we had the following commitments as a lessee under operating leases relating to our Denmark office:

September 30, 2026
Less than one year	$62,358

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

18. Subsequent Events

Sale of Vessels

On October 2, 2026 and October 13, 2026, respectively, we completed the sales of our 2007-built VLGC Captain John NP and 2015-built VLGC Clermont, receiving total vessel sale proceeds, net of commission, of $167.4 million. As of September 30, 2026, the carrying value of the two vessels totaled $78.8 million and the cumulative gain on sale of the vessels is expected to be approximately $88.6 million.

Repayment of Long-term Debt

On October 23, 2026, we repaid $16.0 million plus accrued interest related to the Clermont under the 2026 Debt Facility’s revolver.

Dividend

On October 30, 2026, we announced that our Board of Directors declared an irregular cash dividend of $1.25 per share of the Company’s common stock totaling $53.7 million. The dividend is payable on or about November 24, 2026 to all shareholders of record as of the close of business on November 9, 2026.

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

Overview

We are a Marshall Islands corporation headquartered in the United States and primarily focused on owning and operating VLGCs, each with a cargo-carrying capacity of greater than 80,000 cbm, in the LPG shipping industry. Our founding executives have managed vessels in the LPG shipping market since 2002. Our fleet currently consists of twenty-two VLGC carriers, including one Dual-fuel VLGC/AC, one Dual-fuel ECO VLGC; fifteen ECO VLGCs; five time chartered-in VLGCs, of which three are Panamax size dual-fuel VLGCs, one is a time-chartered-in ECO VLGC and one is a chartered-in modern VLGC. The twenty-two VLGCs in our fleet, including the five time chartered-in vessels, as of October 30, 2026, have an aggregate carrying capacity of approximately 1.9 million cbm and an average age of 9.1 years. On June 22, 2026, we entered into a shipbuilding contract for a newbuilding dual-fuel Panamax VLGC with a cargo carrying capacity of 90,000 cbm, which is expected to be delivered from HD Hyundai Heavy Industries Co. Ltd. in the third calendar quarter of 2029. On August 31, 2026, we entered into three shipbuilding contracts to build three dual-fuel Panamax VLGCs with a cargo carrying capacity of 90,000 cbm each, which are expected to be delivered from Hanwha Ocean Co., LTD. in the second, third, and fourth calendar quarters of 2030.

Currently, thirteen of our ECO VLGCs, including one of our time chartered-in ECO-VLGCs, and our VLGC/AC, are fitted with exhaust gas cleaning systems (commonly referred to as “scrubbers”) to reduce sulfur emissions. Vessels fitted with scrubbers allow us to reduce our emissions and to burn less refined fuel, which is frequently cheaper than more refined, lower sulfur grades. When the cost of more refined fuel exceeds that of less refined fuel, we are typically able to earn a higher TCE for spot voyages and to potentially contract time charters at higher rates compared to vessels without scrubbers. Additionally, one of the chartered-in dual-fuel Panamax size VLGCs is equipped with a shaft generator, which generates additional electricity that can be used to reduce fuel consumption and carbon emissions.

On April 1, 2015, Dorian and MOL Energia began operations of the Helios Pool, which entered into pool participation agreements for the purpose of establishing and operating, as charterer, under a variable rate time charter to be entered into with owners or disponent owners of VLGCs, a commercial pool of VLGCs whereby revenues and expenses are shared. The vessels entered into the Helios Pool may operate either in the spot market, pursuant to contracts of affreightment, or COAs, or on shorter-term time charters. As of October 30, 2026, all twenty-two of our VLGCs were employed in the Helios Pool, including our five time chartered-in vessels.

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

Recent Developments

Sale of Vessels

On October 2, 2026 and October 13, 2026, respectively, we completed the sales of our 2007-built VLGC Captain John NP and 2015-built VLGC Clermont, receiving total vessel sale proceeds, net of commission, of $167.4 million. As of September 30, 2026, the carrying value of the two vessels totaled $78.8 million and the cumulative gain on sale of the vessels is expected to be approximately $88.6 million.

Repayment of Long-term Debt

On October 23, 2026, we repaid $16.0 million plus accrued interest related to the Clermont under the 2026 Debt Facility’s revolver.

Dividend

On October 30, 2026, we announced that our Board of Directors declared an irregular cash dividend of $1.25 per share of the Company’s common stock totaling $53.7 million. The dividend is payable on or about November 24, 2026 to all shareholders of record as of the close of business on November 9, 2026.

Our Fleet

The following table sets forth certain information regarding our fleet as of October 30, 2026:

					Scrubber		Time
	Capacity			ECO	Equipped		Charter-Out
	(Cbm)	Shipyard	Year Built	Vessel(1)	and/or Dual-Fuel	Employment	Expiration(2)
Dorian VLGCs
Comet(4)	84,000	Hyundai	2014	X	S	Pool-TCO(7)	Q2 2027
Corvette(4)	84,000	Hyundai	2015	X	S	Pool(6)	—
Cougar	84,000	Hyundai	2015	X	—	Pool-TCO(7)	Q2 2029
Concorde	84,000	Hyundai	2015	X	S	Pool(6)	—
Continental	84,000	Hyundai	2015	X	S	Pool-TCO(7)	Q2 2030
Constitution	84,000	Hyundai	2015	X	S	Pool(6)	—
Commodore	84,000	Hyundai	2015	X	—	Pool-TCO(7)	Q2 2027
Cresques	84,000	Hanwha Ocean	2015	X	S	Pool(6)	—
Cheyenne	84,000	Hyundai	2015	X	S	Pool(6)	—
Cratis(5)	84,000	Hanwha Ocean	2015	X	S	Pool(6)	—
Chaparral(5)	84,000	Hyundai	2015	X	—	Pool-TCO(7)	Q3 2027
Copernicus(5)	84,000	Hanwha Ocean	2015	X	S	Pool(6)	—
Commander(4)	84,000	Hyundai	2015	X	S	Pool-TCO(7)	Q1 2027
Challenger	84,000	Hyundai	2015	X	S	Pool-TCO(7)	Q2 2030
Caravelle(5)	84,000	Hyundai	2016	X	S	Pool(6)	—
Captain Markos(5)	84,000	Kawasaki	2023	X	DF	Pool(6)	—
Areion(3)	93,000	Hanwha Ocean	2026	X	S/DF	Pool(6)	—
Total	1,353,000

Time chartered-in VLGCs
Future Diamond(8)	80,876	Hyundai	2020	X	S	Pool(6)	—
HLS Citrine(9)	86,090	Hyundai	2023	X	DF	Pool(6)	—
HLS Diamond(9)	86,090	Hyundai	2023	X	DF	Pool(6)	—
Cristobal(10)	86,980	Hyundai	2023	X	DF	Pool(6)	—
BW Tokyo(11)	83,271	Mitsubishi	2009	—	—	Pool(6)	—
(1)	Represents vessels with very low revolutions per minute, long-stroke, electronically controlled engines, larger propellers, advanced hull design, and low friction paint.
(2)	Represents calendar year quarters.
(3)	Vessel is capable of carrying ammonia cargo.
(4)	Vessel is fitted to carry ammonia cargo.

(5)	Operated pursuant to a bareboat chartering agreement. See Note 9 to our unaudited interim condensed consolidated financial statements.
(6)	“Pool” indicates that the vessel operates in the Helios Pool on a voyage charter with a third party and we receive a portion of the pool profits calculated according to a formula based on the vessel’s pro rata performance in the pool.
(7)	“Pool-TCO” indicates that the vessel is operated in the Helios Pool on a time charter out to a third party and we receive a portion of the pool profits calculated according to a formula based on the vessel’s pro rata performance in the pool.
(8)	Vessel has a Panamax beam and is currently time chartered-in to our fleet with an expiration during the first calendar quarter of 2027.
(9)	Vessel has a Panamax beam and is currently time chartered-in to our fleet with an expiration during the first calendar quarter of 2030 and purchase options beginning in year seven.
(10)	Vessel has a Panamax beam and shaft generator and is currently time chartered-in to our fleet with an expiration during the third calendar quarter of 2030 and purchase options beginning in year seven.
(11)	Vessel is currently time chartered-in to our fleet with an expiration during the second calendar quarter of 2028. Vessel operates under a framework agreement in which the vessel’s revenues and charter hire-in expenses are split equally with an unrelated third party.

Results of Operations – For the three months ended September 30, 2026 as compared to the three months ended September 30, 2025

Revenues

The following table compares our revenues for the three months ended September 30:

			Increase /	Percent
	2026	2025	(Decrease)	Change
Net pool revenues—related party	$220,812,588	$120,627,086	$100,185,502	83.1%
Other revenues, net	535,168	3,437,195	(2,902,027)	(84.4)%
Total	$221,347,756	$124,064,281	$97,283,475	78.4%

Revenues, which represent net pool revenues—related party, and other revenues, net, were $221.3 million for the three months ended September 30, 2026, an increase of $97.2 million, or 78.4%, from $124.1 million for the three months ended September 30, 2025, primarily due to higher average TCE rates. TCE rates rose by $43,265 per available day from $53,725 for the three months ended September 30, 2025 to $96,990 for the three months ended September 30, 2026. The increase in TCE rates was primarily due to higher spot rates partially offset by higher bunker prices. The Baltic Exchange Liquid Petroleum Gas Index, an index published daily by the Baltic Exchange for the spot market rate for the benchmark Ras Tanura-Chiba route (expressed as U.S. dollars per metric ton), averaged $228.915 during the three months ended September 30, 2026 compared to an average of $81.320 during the three months ended September 30, 2025. The average price of very low sulfur fuel oil (expressed as U.S. dollars per metric ton) from Singapore and Fujairah increased from $505 during the three months ended September 30, 2025, to $826 during the three months ended September 30, 2026. Available days for our fleet slightly decreased from 2,290 for the three months ended September 30, 2025 to 2,272 for the three months ended September 30, 2026, mainly driven by a decrease in the number of vessels in our fleet, partially offset by a decrease in off-hire days due to drydocking.

Charter Hire Expenses

Charter hire expenses for the vessels chartered in from third parties were $18.2 million for the three months ended September 30, 2026 compared to $13.7 million for the three months ended September 30, 2025. The increase of $4.5 million, or 33.0%, was mainly driven by an increase in the average rate per time chartered-in day along with an increase in time chartered-in days from 461 for the three months ended September 30, 2025 to 498 for the three months ended September 30, 2026.

Vessel Operating Expenses

Vessel operating expenses were $18.3 million during the three months ended September 30, 2026, or $10,264 per vessel per calendar day, which is calculated by dividing vessel operating expenses by calendar days for the relevant time-

period for the technically-managed vessels that were in our fleet and decreased by $2.4 million, or 11.6% from $20.7 million for the three months ended September 30, 2025. The decrease of $441 per vessel per calendar day, from $10,705 for the three months ended September 30, 2025 to $10,264 per vessel per calendar day for the three months ended September 30, 2026 was mainly due to a decrease of non-capitalizable drydock-related operating expenses. Excluding non-capitalizable drydock-related operating expenses, daily operating expenses increased by $799, or 8.4%, from $9,474 for the three months ended September 30, 2025 to $10,273 for the three months ended September 30, 2026, mainly as a result of increases in (i) crew wages and related costs and (ii) repairs and maintenance costs.

General and Administrative Expenses

General and administrative expenses were $14.0 million for the three months ended September 30, 2026, an increase of $2.0 million, or 16.8%, from $12.0 million for the three months ended September 30, 2025, driven by increases  of (i) $0.8 million in bonuses, primarily resulting from the implementation of the Annual Cash Incentive Plan (the “ACIP”), which is recognized throughout the fiscal year, (ii) $0.8 million in stock-based compensation expense, (iii) $0.3 million in employee-related costs and benefits, and (iv) $0.1 million of other general and administrative expenses for the period ended September 30, 2026 when compared to the period ended September 30, 2025.

Interest and Finance Costs

Interest and finance costs amounted to $8.6 million for the three months ended September 30, 2026, an increase of $1.0 million, or 13.1%, from $7.6 million for the three months ended September 30, 2025. The increase of $1.0 million during this period was mainly attributable to (i) increases of $1.7 million in amortization of deferred financing fees and $0.2 million in loan expenses, both driven by the prepayment of debt, and (ii) a $0.6 million decrease in capitalized interest.  These changes were partially offset by a reduction of $1.5 million in interest on our long-term debt resulting from reduced average indebtedness, excluding deferred financing fees, from $539.9 million for the three months ended September 30, 2025, to $486.2 million for the three months ended September 30, 2026.

Gain on Disposal of Vessels

Gain on disposal of vessels amounted to $63.6 million for the three months ended September 30, 2026 and was attributable to the sale of 2014-built VLGC Corsair and 2015-built VLGC Constellation. There was no gain on disposal of vessels for the three months ended September 30, 2025.

Interest Income

Interest income amounted to $4.5 million for the three months ended September 30, 2026, compared to $3.0 million for the three months ended September 30, 2025. The increase of $1.5 million is mainly attributable to an increase in average cash balances for the three months ended September 30, 2026 when compared to the three months ended September 30, 2025.

Unrealized Gain/(Loss) on Derivatives

Unrealized gain on derivatives amounted to $1.7 million for the three months ended September 30, 2026, compared to a loss of $0.4 million for the three months ended September 30, 2025. The $2.1 million difference is primarily attributable to changes in forward SOFR yield curves and changes in notional amounts.

Results of Operations – For the six months ended September 30, 2026 as compared to the six months ended September 30, 2025

Revenues

The following table compares our revenues for the six months ended September 30:

			Increase /	Percent
	2026	2025	(Decrease)	Change
Net pool revenues—related party	$408,616,703	$204,469,838	$204,146,865	99.8%
Other revenues, net	615,901	3,806,409	(3,190,508)	(83.8)%
Total	$409,232,604	$208,276,247	$200,956,357	96.5%

Revenues, which represent net pool revenues—related party, and other revenues, net, were $409.2 million for the six months ended September 30, 2026, an increase of $200.9 million, or 96.5%, from $208.3 million for the six months ended September 30, 2025, primarily due to higher average TCE rates and increased available days for our fleet. TCE rates rose by $38,969 per available day from $47,052 for the six months ended September 30, 2025 to $86,021 for the six months ended September 30, 2026, primarily due to higher spot rates, partially offset by higher bunker prices. The Baltic Exchange Liquid Petroleum Gas Index, an index published daily by the Baltic Exchange for the spot market rate for the benchmark Ras Tanura-Chiba route (expressed as U.S. dollars per metric ton), averaged $216.244 during the six months ended September 30, 2026 compared to an average of $72.693 during the six months ended September 30, 2025. The average price of very low sulfur fuel oil (expressed as U.S. dollars per metric ton) from Singapore and Fujairah increased from $508 during the six months ended September 30, 2025, to $842 during the six months ended September 30, 2026. Available days for our fleet increased from 4,376 the six months ended September 30, 2025 to 4,741 for the six months ended September 30, 2026, mainly driven by fewer off-hire days due to drydocking.

Charter Hire Expenses

Charter hire expenses for the vessels chartered in from third parties were $40.9 million for the six months ended September 30, 2026 compared to $24.4 million for the six months ended September 30, 2025. The increase of $16.5 million, or 67.2%, was mainly driven by an increase in the average rate per time chartered-in day along with an increase in time chartered-in days from 831 for the six months ended September 30, 2025 to 1,044 for the six months ended September 30, 2026.

Vessel Operating Expenses

Vessel operating expenses were $38.4 million during the six months ended September 30, 2026, or $10,312 per vessel per calendar day, which is calculated by dividing vessel operating expenses by calendar days for the relevant time-period for the technically-managed vessels that were in our fleet and decreased by $4.2 million, or 9.8% from $42.6 million for the six months ended September 30, 2025. The decrease of $772 per vessel per calendar day, from $11,084 for the six months ended September 30, 2025 to $10,312 per vessel per calendar day for the six months ended September 30, 2026 was primarily the result of a decrease of $1,273 per vessel per calendar day of non-capitalizable drydock-related operating expenses. Excluding non-capitalizable drydock-related operating expenses, daily operating expenses increased by $501 from $9,789 for the six months ended September 30, 2025 to $10,290 for the six months ended September 30, 2026, mainly as a result of increases in (i) repairs and maintenance costs and (ii) crew wages and related costs.

General and Administrative Expenses

General and administrative expenses were $27.5 million for the six months ended September 30, 2026, a decrease of $1.4 million, or 4.8%, from $28.9 million for the six months ended September 30, 2025. The decrease was primarily driven by a decrease of $3.7 million in cash bonuses, as a result in the timing of the recognition of discretionary cash bonuses in the six months ended September 30, 2025 compared to the six months ended September 30, 2026 and the implementation of the ACIP, which is recognized throughout the fiscal year. This was partially offset by increases of $1.1 million in stock-based compensation, $0.7 million in employee-related costs and benefits, and $0.5 million in other general and administrative expenses.

Interest and Finance Costs

Interest and finance costs amounted to $17.3 million for the six months ended September 30, 2026, an increase of $2.0 million, or 12.9%, from $15.3 million for the six months ended September 30, 2025. The increase of $2.0 million during this period was mainly attributable to (i) increases of $2.0 million in amortization of deferred financing fees and $0.9 million in loan expenses, both driven by the prepayment of debt, and (ii) a $1.1 million decrease in capitalized interest.  These changes were partially offset by a reduction of $2.0 million in interest on our long-term debt resulting from a decrease in average indebtedness, excluding deferred financing fees, from $546.3 million for the six months ended September 30, 2025 to $511.9 million for the six months ended September 30, 2026.

Gain on Disposal of Vessels

Gain on disposal of vessels amounted to $93.7 million for the six months ended September 30, 2026 and was attributable to the sale of the 2014-built VLGC Corsair and 2015-built VLGCs Cobra and Constellation. There was no gain on disposal of vessels for the six months ended September 30, 2025.

Interest Income

Interest income amounted to $7.5 million for the six months ended September 30, 2026, compared to $5.8 million for the six months ended September 30, 2025. The increase of $1.7 million is mainly attributable to higher average cash balances for the six months ended September 30, 2026 when compared to the six months ended September 30, 2025.

Unrealized Gain/(Loss) on Derivatives

Unrealized gain on derivatives amounted to $2.7 million for the six months ended September 30, 2026, compared to a $1.6 million loss for the six months ended September 30, 2025. The $4.3 million difference is primarily attributable to changes in forward SOFR yield curves and changes in notional amounts.

Operating Statistics and Reconciliation of GAAP to non-GAAP Measures and Metrics

To supplement our financial statements presented in accordance with U.S. GAAP, we present certain operating statistics and non-GAAP measures and metrics to assist in the evaluation of our business performance. These non-GAAP measures and metrics include Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) and time charter equivalent rate. These non-GAAP measures and metrics may not be comparable to similarly titled measures and metrics used by other companies and should not be considered in isolation or as a substitute for net income and revenues, which are the most directly comparable measures of performance prepared in accordance with U.S. GAAP.

	Three months ended		Six months ended
(in U.S. dollars, except fleet data)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Financial Data
Adjusted EBITDA(1)	$242,040,292	$85,718,472	$407,470,858	$124,296,808
Fleet Data
Calendar days(2)	1,781	1,932	3,726	3,843
Time chartered-in days(3)	498	461	1,044	831
Available days(4)	2,272	2,290	4,741	4,376
Average Daily Results
Time charter equivalent rate(5)	$96,990	$53,725	$86,021	$47,052
Daily vessel operating expenses (6)	$10,264	$10,705	$10,312	$11,084

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

The following table sets forth a reconciliation of net income to Adjusted EBITDA (unaudited) for the periods presented:

	Three months ended		Six months ended
(in U.S. dollars)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net income	$213,856,959	$55,382,036	$352,141,981	$65,464,137
Interest and finance costs	8,590,975	7,599,108	17,286,308	15,313,905
Unrealized (gain) / loss on derivatives	(1,721,535)	381,658	(2,654,500)	1,565,499
Realized gain on interest rate swaps	(293,860)	(528,095)	(580,370)	(1,067,524)
Stock-based compensation expense	5,791,609	4,961,896	7,812,228	6,719,775
Depreciation and amortization	15,816,144	17,921,869	33,465,211	36,301,016
Adjusted EBITDA	$242,040,292	$85,718,472	$407,470,858	$124,296,808

(2)	We define calendar days as the total number of days in a period during which each vessel in our fleet was owned or operated pursuant to a bareboat charter. Calendar days are an indicator of the size of the fleet over a period and affect both the amount of revenues and the amount of vessel operating expenses that are recorded during that period.

(3)	We define time chartered-in days as the aggregate number of days in a period during which we time chartered-in vessels from third parties. Time chartered-in days are an indicator of the size of the fleet over a period and affect both the amount of revenues and the amount of charter hire expenses that are recorded during that period. Time chartered-in days include 100% of time chartered-in days for our chartered-in vessel that is part of a framework agreement in which the vessel’s revenues and charter hire-in expenses are split equally with an unrelated third party.

(4)	We define available days as the sum of calendar days and time chartered-in days (collectively representing our commercially-managed vessels) less aggregate off hire days associated with both unscheduled and scheduled maintenance, which include major repairs, drydockings, vessel upgrades or special or intermediate surveys. We use available days to measure the aggregate number of days in a period that our vessels should be capable of generating revenues. Available days include 100% of available days for our chartered-in vessel that is part of a framework agreement in which the vessel’s revenues and charter hire-in expenses are split equally with an unrelated third party.

(5)	Time charter equivalent rate, or TCE rate, is a non-U.S. GAAP metric of the average daily revenue performance of a vessel. TCE rate is a shipping industry performance metric used primarily to compare period-to-period changes in a shipping company’s performance despite changes in the mix of charter types (such as time charters, voyage charters) under which the vessels may be employed between the periods and is a factor in management’s business decisions and is useful to investors in understanding our underlying performance and business trends. Our method of calculating TCE rate is to divide total revenues (including net pool revenues-related party which is calculated as Dorian’s portion of the net of a) Helios Pool gross revenues b) less voyage expenses of all the pool vessels and c) less the general and administrative expenses of the pool) less voyage expenses by available days for the relevant time period, which may not be calculated the same by other companies.

The following table sets forth a reconciliation of revenues to TCE rate (unaudited) for the periods presented:

(in U.S. dollars, except available days)	Three months ended		Six months ended
Numerator:	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenues	$221,347,756	$124,064,281	$409,232,604	$208,276,247
Voyage expenses	(986,096)	(1,033,917)	(1,408,717)	(2,376,673)
Time charter equivalent	$220,361,660	$123,030,364	$407,823,887	$205,899,574

Pool adjustment*	—	—	(340,566)	895,366
Time charter equivalent excluding pool adjustment*	$220,361,660	$123,030,364	$407,483,321	$206,794,940

Denominator:
Available days	2,272	2,290	4,741	4,376
TCE rate:
Time charter equivalent rate	$96,990	$53,725	$86,021	$47,052
TCE rate excluding pool adjustment*	$96,990	$53,725	$85,949	$47,257

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

Liquidity and Capital Resources

Our business is capital intensive, and our future success depends on our ability to maintain a high-quality fleet. As of September 30, 2026, we had cash and cash equivalents of $578.8 million and restricted cash of $0.1 million.

Our primary source of capital during the six months ended September 30, 2026 were (i) $247.2 million from proceeds, net of commission and fees, of the sales of the 2014-built VLGC Corsair and the 2015-built VLGCs Cobra and Constellation, (ii) $235.4 million in cash generated from operations, and (iii) cash proceeds of $229.3 million from drawdown of the 2026 Debt Facility. As of September 30, 2026, the outstanding balance of our long-term debt, net of deferred financing fees of $7.4 million, was $477.3 million including $43.7 million of principal on our long-term debt scheduled to be repaid within the next twelve months.

Operating expenses, including expenses to maintain the quality of our vessels in order to comply with international shipping standards and environmental laws and regulations, the funding of working capital requirements, long-term debt repayments, financing costs, commitments, as described in Note 17 to our unaudited condensed consolidated financial statements, for the building of VLGCs, and drydocking represent our short-term, medium-term and long-term liquidity needs as of September 30, 2026. We anticipate satisfying our liquidity needs for at least the next twelve months with cash on hand, cash from operations, and, if needed, drawdowns on the revolving credit facility available under the 2026 Debt Facility. We may also seek additional liquidity through alternative sources of debt financings and/or through equity financings by way of private or public offerings. However, if these sources are insufficient to satisfy our short-term liquidity needs, or to satisfy our future medium-term or long-term liquidity needs, we may need to seek alternative sources of financing and/or modifications of our existing credit facility and financing arrangements. There is no assurance that we will be able to obtain any such financing or modifications to our existing credit facility and financing arrangements on terms acceptable to us, or at all.

On February 2, 2022, our Board of Directors authorized the repurchase of up to $100.0 million of our common shares. Under this authorization, when in force, purchases were and may be made at our discretion in the form of open market repurchase programs, privately negotiated transactions, accelerated share repurchase programs or a combination of these methods. The actual amount and timing of share repurchases are subject to capital availability, our determination that share repurchases are in the best interests of our shareholders, and market conditions. As of September 30, 2026, our total purchases under the 2022 Common Share Repurchase Authority totaled 355,511 shares for an aggregate consideration of $7.9 million. We are not obligated to make any common share repurchases.

On May 7, 2026, we announced that our Board of Directors declared an irregular cash dividend of $1.00 per common share to all shareholders of record as of the close of business on May 18, 2026, totaling $42.8 million. We paid $42.6 million on May 28, 2026, with the remaining $0.2 million deferred until certain shares of restricted stock vest.

On July 16, 2026, we announced that our Board of Directors has declared an irregular cash dividend of $1.00 per common share totaling $42.8 million. We paid $42.7 million on August 12, 2026, with the remaining $0.1 million deferred until certain shares of restricted stock vest.

On August 5, 2026, we paid $0.7 million of dividends that had been deferred until the vesting of certain restricted stock.

On October 30, 2026, we announced that our Board of Directors declared an irregular cash dividend of $1.25 per share of the Company’s common stock totaling $53.7 million. The dividend is payable on or about November 24, 2026 to all shareholders of record as of the close of business on November 9, 2026.

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

Since March 31, 2026, we prepaid the following long-term debt:

●	April 20, 2026 - $16.5 million of the 2023 A&R Debt Facility, the tranche related to the 2015-built VLGC Cobra;

●	May 12, 2026 and May 28, 2026 – two payments in the aggregate of $24.2 million of the Corsair Japanese Financing’s then outstanding principal;

●	July 13, 2026 - $23.9 million of the BALCAP Facility’s then outstanding principal related to the 2015-built VLGC Constellation;

●	August 26, 2026 - Cougar Japanese Financing’s then outstanding principal of $34.7 million;

●	September 2, 2026 - $144.0 million of 2023 A&R Debt Facility’s then outstanding principal, $23.2 million of the BALCAP Facility’s then outstanding principal related to the 2015-built VLGC Commander;

●	September 25, 2026 - prepaid Cresques Japanese Financing’s then outstanding principal $21.3 million of the then outstanding principal, primarily by using proceeds from the 2026 Debt Facility,

●	October 23, 2026 - repaid $16.0 million plus accrued interest related to the Clermont under the 2026 Debt Facility’s revolver.

Since March 31, 2026, we completed the following vessel sales:

●	May 6, 2026 - completed the sale of our 2015-built VLGC Cobra and received proceeds (including the purchase of bunkers, lubricants, etc.) net of commission and fees of $81.9 million;

●	July 8, 2026 - completed the sale of our 2014-built VLGC Corsair and received proceeds net of commission of $80.8 million;

●	July 27, 2026 - completed the sale of our 2015-built VLGC Constellation and received proceeds net of commission of $85.6 million;

●	October 2, 2026 - completed the sale of our 2007-built VLGC Captain John NP and received proceeds net of commission of $77.0 million; and

●	October 13, 2026 - completed the sale of our 2015-built VLGC Clermont and received proceeds net of commission of $90.4 million.

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

Cash Flows

The following table summarizes our cash and cash equivalents provided by/(used in) operating, financing and investing activities for the six months ended September 30:

	September 30, 2026	September 30, 2025
Net cash provided by operating activities	$235,357,675	$47,220,965
Net cash provided by/(used in) investing activities	189,920,322	(16,312,969)
Net cash used in financing activities	(173,840,866)	(79,736,207)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	$251,364,591	$(48,569,427)

Operating Cash Flows.  Net cash provided by operating activities for the six months ended September 30, 2026 was $235.4 million, compared to $47.2 million for the six months ended September 30, 2025. The $188.2 million increase in cash generated from operations was primarily driven by increased cash flows from operating profits (refer to Results of Operations – For the six months ended September 30, 2026 as compared to the six months ended September 30, 2025, for drivers of changes in revenues and expenses for the applicable periods), partially offset by changes in working capital, mainly from amounts due from the Helios Pool as distributions from the Helios Pool are impacted by the timing of the completion of voyages, spot market rates and bunker prices.

Net cash flow from operating activities depends upon our overall profitability, spot market rates for vessels employed on voyage charters and in the Helios Pool, charter rates agreed to for time charters, the timing and amount of payments for drydocking expenditures and unscheduled repairs and maintenance, fluctuations in working capital balances and bunker costs.

Investing Cash Flows.  Net cash provided by investing activities was $189.9 million for the six months ended September 30, 2026 compared with net cash used in investing activities of $16.3 million for the six months ended September 30, 2025. For the six months ended September 30, 2026, net cash provided by investing activities was comprised of $247.2 million from proceeds, net of commission and fees, of the sales of the 2014-built VLGC Corsair and the 2015-built VLGCs Cobra and Constellation, partially offset by $57.3 million of payments for vessels under construction and other capital expenditures for vessels.

For the six months ended September 30, 2025, net cash used in investing activities was comprised of $16.3 million of payments for vessel under construction and other capital expenditures for vessels.

Financing Cash Flows.  Net cash used in financing activities was $173.8 million for the six months ended September 30, 2026, compared with net cash used in financing activities of $79.7 million for the six months ended September 30, 2025. For the six months ended September 30, 2026, net cash used in financing activities consisted of (i)

repayments of long-term debt of $310.3 million, (ii) dividend payments of $86.0 million, (iii) financing costs paid of $4.4 million, and (iv) repurchases of common stock of $2.4 million; partially offset by $229.3 million of proceeds from the 2026 Debt Facility.

For the six months ended September 30, 2025 net cash used in financing activities consisted of (i) dividend payments of $47.6 million; (ii) repayments of long-term debt of $27.4 million; and (iii) payments to repurchase common stock of $4.7 million.

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

As our vessels age and our fleet expands, our drydocking expenses will increase. We estimate the current cash outlay for a VLGC special survey to be approximately $2.1 million to $2.3 million per vessel (excluding any capital improvements, such as scrubbers, ballast water management systems, energy saving devices, and performance improvement additions to the vessel that may be made during such drydockings) and the cost of an intermediate survey to be between $150,000 and $250,000 per vessel. Ongoing costs for compliance with environmental regulations are primarily included as part of our drydocking and classification society survey costs. In order to comply with current emissions regulations, we have installed scrubbers on thirteen of our vessels and have one chartered-in scrubber-equipped vessel, which allows us to burn heavy fuel oil. Our other non-dual fuel vessels currently consume compliant fuels on board (0.5% sulfur), which are readily available globally, but at a significantly higher cost. We also have one dual-fuel ECO VLGC/AC, one dual-fuel ECO VLGC and three chartered-in dual-fuel vessels that have the capability to burn LPG as fuel, which we believe provides an economic benefit over traditional fuel. Please see “Item 1A. Risk Factors—Risks Relating to Our Company— We may incur increasing costs for the drydocking, maintenance or replacement of our vessels as they age, and, as our vessels age, the risks associated with older vessels could adversely affect our ability to obtain profitable charters” in our Annual Report on Form 10-K for the  year ended March 31, 2026.

On June 22, 2026, we entered into a shipbuilding contract for a newbuilding dual-fuel Panamax VLGC with a cargo carrying capacity of 90,000 cbm, which is expected to be delivered from HD Hyundai Heavy Industries Co., Ltd. in the third calendar quarter of 2029. On August 31, 2026, we entered into three shipbuilding contracts to build three dual-fuel Panamax VLGCs with a cargo carrying capacity of 90,000 cbm each, which are expected to be delivered from Hanwha Ocean Co., LTD. in the second, third and fourth calendar quarters of 2030. As of September 30, 2026 we had approximately $396.6 million of commitments under the newbuildings contracts outstanding that we expect to settle upon certain milestones during the construction of the vessels.

Debt Obligations

For information relating to our secured term loan facilities and Japanese financing arrangements, refer to Note 10 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2026 and Note 9 to our unaudited interim condensed consolidated financial statements for September 30, 2026 included herein.

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

As of September 30, 2026, independent appraisals of our technically-managed VLGCs in our fleet had no indications of impairment on any of our VLGCs in accordance with ASC 360 Property, Plant, and Equipment. No impairment charges were recognized for the six months ended September 30, 2026 and 2025.

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

Interest Rate Risk

The LPG shipping industry is capital intensive, requiring significant amounts of investment. Much of this investment is provided in the form of long-term debt. Our 2026 Debt Facility and Areion Facility, as described in Note 9 to our unaudited interim condensed consolidated financial statements, currently contains interest rates that fluctuate with SOFR. We have one outstanding interest rate swap agreement. We have hedged $124.0 million of amortizing principal as of September 30, 2026 and thus increasing interest rates could adversely impact our future earnings due to additional interest expense on the unhedged portion of that debt. For the 12 months following September 30, 2026, a hypothetical increase or decrease of 20 basis points in the underlying SOFR rates would result in an increase or decrease of our interest expense on all of our non-hedged interest-bearing debt by $0.3 million assuming all other variables are held constant.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2026. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those internal control systems determined to be effective can provide only a level of reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the six months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The table below sets forth information regarding our purchases of our common shares during the quarterly period ended September 30, 2026:

			Total
			Number of
			Shares
			Purchased as
			Part of	Maximum Dollar
	Total		Publicly	Value of Shares
	Number	Average	Announced	that May Yet Be
	of Shares	Price Paid	Plans or	Purchased Under the
Period	Purchased	Per Share	Programs	Plan or Programs
July 1 to July 31, 2026	—	$—	—	$92,112,945
August 1 to August 31, 2026	56,534	43.05	—	92,112,945
September 1 to September 30, 2026	—	—	—	92,112,945
Total	56,534	$43.05	—	$92,112,945

Purchases of our common shares during the quarterly period ended September 30, 2026 represent common shares reacquired in satisfaction of tax withholding obligations upon vesting of employee restricted equity awards.

ITEM 5. OTHER INFORMATION

(a)	None.

(b)	None.

(c)	During the three months ended September 30, 2026, and as of September 30, 2026, no director or officer (as defined under Exchange Act Rule 16a-1(f)) of the Company has adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement”, as defined under Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

See accompanying Exhibit Index for a list of exhibits filed or furnished with this report.

EXHIBIT INDEX

Exhibit Number	Description

10.1

Agreement, dated September 2, 2026, among Dorian LPF Finance LLC as borrower, the Company as facility guarantor, certain wholly-owned subsidiaries of the Company as upstream guarantors, Nordea Bank Abp, New York Branch, Skandinaviska Enskilda Banken AB (publ), Crédit Agricole Corporate and Investment Bank, BNP Paribas, Danish Ship Finance A/S, DNB Carnegie, Inc., ING Capital LLC and Oversea-Chinese Banking Corporation Limited, as mandated lead arrangers and bookrunners, Nordea Bank Abp, New York Branch as agent and security trustee, Crédit Agricole Corporate and Investment Bank as sustainability coordinator, and Nordea Bank Abp, New York Branch, Skandinaviska Enskilda Banken AB (publ), Crédit Agricole Corporate and Investment Bank, BNP Paribas, Danish Ship Finance A/S, DNB Capital LLC, ING Capital LLC and Oversea-Chinese Banking Corporation Limited, as lenders.

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

Dorian LPG Ltd.
(Registrant)

Date: November 4, 2026	/s/ John C. Hadjipateras
John C. Hadjipateras
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2026	/s/ Theodore B. Young
Theodore B. Young
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)